Form 10-K
period 2019-12-31
VALLEY NATIONAL BANCORP
filed 2020-03-10
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.5 billion on June 30, 2019.
There were 403,748,667 shares of Common Stock outstanding at March 10, 2020.
Documents incorporated by reference:
Certain portions of the registrant’s Definitive Proxy Statement (the “2020 Proxy Statement”) for the 2020 Annual Meeting of Shareholders to be held May 1, 2020 will be incorporated by reference in Part III. The 2020 Proxy Statement will be filed within 120 days of December 31, 2019.

PART I

Item 1.	Business
The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2019, Valley had consolidated total assets of $37.4 billion, total net loans of $29.5 billion, total deposits of $29.2 billion and total shareholders’ equity of $4.4 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of GCB Capital Trust III, State Bancorp Capital Trusts I and II, and Aliant Statutory Trust II at December 31, 2019 through which trust preferred securities were issued. These trusts are not consolidated subsidiaries. See Note 12 to the consolidated financial statements.
Valley National Bank is a national banking association chartered in 1927 under the laws of the United States. Currently, the Bank has 238 branches serving northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. The Bank offers a full suite of banking solutions through various commercial, retail, insurance and wealth management financial services products. These products include, but are not limited to, traditional commercial and industrial lending, commercial real estate financing, small business loans, equipment, basic consumer and commercial deposit products, personal financing solutions such as residential mortgages, home equity loans and automobile financing, as well as solutions for homeowners associations and a full service line of cash management solutions. The Bank provides a variety of banking services including automated teller machines, telephone and internet banking, remote deposit capture, overdraft facilities, drive-in and night deposit services, and safe deposit facilities. In addition, certain international banking services are available to customers including standby letters of credit, documentary letters of credit and related products, and certain ancillary services such as foreign exchange transactions, documentary collections, foreign wire transfers, as well as transaction accounts for non-resident aliens.
Our primary focus is to build and develop profitable customer relationships across all lines of business and create a convenient and innovative omni-channel customer experience beyond our traditional branch footprint, including our recent launch of ValleyDirect on-line savings account.
Valley National Bank’s wholly-owned subsidiaries are all included in the consolidated financial statements of Valley (See Exhibit 21 at Part IV, Item 15 for a list of subsidiaries). These subsidiaries include, but are not limited to:

•	an insurance agency offering property and casualty, life and health insurance;

•	an asset management adviser that is a registered investment adviser with the Securities and Exchange Commission (SEC);

•	a title insurance agency in New York which also provides services in New Jersey;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which specializes in health care equipment lending and other commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans.
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

3	2019 Form 10-K

Oritani Financial Corp. On December 1, 2019, Valley completed its acquisition of Oritani Financial Corp. ("Oritani") and its wholly-owned subsidiary, Oritani Bank. Oritani had approximately $4.3 billion in assets, $3.4 billion in net loans, $2.9 billion in deposits, after purchase accounting adjustments, and a branch network of 26 locations. The acquisition represents a significant addition to Valley's New Jersey franchise, and will meaningfully enhance its presence in the Bergen County market. The common shareholders of Oritani received 1.60 shares of Valley common stock for each Oritani share that they owned prior to merger. The total consideration for the acquisition was approximately $835 million, consisting of approximately 71.1 million shares of Valley common stock and the outstanding Oritani stock-based awards.
USAmeriBancorp, Inc. On January 1, 2018, Valley completed its acquisition of USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB, largely through its wholly-owned subsidiary, USAmeriBank, had approximately $5.1 billion in assets, $3.7 billion in net loans and $3.6 billion in deposits, after purchase accounting adjustments, and maintained a branch network of 29 offices at December 31, 2018. The acquisition represents a significant addition to Valley’s Florida presence, primarily in the Tampa Bay market. The acquisition also brought Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where USAB maintained 15 of its branches. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they owned prior to merger. The total consideration for the acquisition was approximately $737 million, consisting of 64.9 million shares of Valley common stock and the outstanding USAB stock-based awards.
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
Business Segments
Our business segments are reassessed by management, at least on an annual basis, to ensure the proper identification and reporting of our operating segments. Valley currently reports the results of its operations and manages its business through four business segments: commercial lending, consumer lending, investment management, and corporate and other adjustments. Valley’s Wealth Management Division comprised of trust, asset management and insurance services, is included in the consumer lending segment. See Note 23 to the consolidated financial statements for details of the financial performance of our business segments. We offer a variety of products and services within the commercial and consumer lending segments as described below.

Commercial Lending Segment
Commercial and industrial loans. Commercial and industrial loans totaled approximately $4.8 billion and represented 16.2 percent of the total loan portfolio at December 31, 2019. We make commercial loans to small and middle market businesses most often located in New Jersey, New York, Florida and Alabama. Loans originated from Florida accounted for approximately 30 percent of total commercial and industrial loans at December 31, 2019 as compared to 28 percent of such loans at December 31, 2018. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, most of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not occur as expected and the collateral securing these loans may fluctuate in value. In the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers may be impaired. Our loan decisions include consideration of a borrower’s willingness to repay debts, collateral coverage, standing in the community and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable relationship with the Bank. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customers’ financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, equipment and/or partly collateralized by real estate. Short-term loans may also be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, we obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most creditworthy borrowers. Unsecured commercial and industrial loans totaled $606.1 million at December 31, 2019. In addition, we provide financing to the health care and industrial equipment leasing market through our leasing subsidiary, Highland Capital Corp.

2019 Form 10-K	4

The commercial portfolio also includes approximately $107.5 million and $7.3 million of New York City and Chicago taxi medallion loans at December 31, 2019, respectively, which we continue to closely monitor due to the weakness exhibited in the taxi industry caused by strong competition from alternative ride-sharing services. At December 31, 2019, the medallion portfolio included impaired loans totaling $87.1 million with related reserves of $35.5 million within the allowance for loan losses. While most of the taxi medallion loans within the portfolio at December 31, 2019 are currently performing to their contractual terms, negative trends in the market valuations of the underlying taxi medallion collateral and a decline in borrower cash flows, among other factors, could impact the future performance of this portfolio. See the “Non-performing Assets” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) for additional information regarding our taxi medallion loans.
Commercial real estate loans. Commercial real estate and construction loans totaled $17.6 billion and represented 59.5 percent of the total loan portfolio at December 31, 2019. We originate commercial real estate loans that are secured by various diversified property types across the New York metropolitan area (New Jersey, New York and Pennsylvania) along with Florida and our Alabama footprint. Property types in this portfolio range from multi-family residential properties to non-owner occupied commercial, industrial/warehouse and retail. Loans originated from Florida lending represented 25 percent of the total commercial real estate loans at December 31, 2019 as compared to 28 percent of such loans at December 31, 2018. Loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is generally structured on a fully amortizing basis for terms up to thirty years. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans but generally they involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly, conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets. With respect to loans to developers and builders, we originate and manage construction loans structured on either a revolving or a non-revolving basis, depending on the nature of the underlying development project. Our construction loans totaling approximately $1.6 billion at December 31, 2019 are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Within our construction portfolio we have a diverse mix of both residential (for sale and rental) and commercial development projects. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
Consumer Lending Segment
Residential mortgage loans. Residential mortgage loans totaled $4.4 billion and represented 14.7 percent of the total loan portfolio at December 31, 2019. Our residential mortgage loans include fixed and variable interest rate loans mostly located in New Jersey, New York and Florida. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in our lending markets. We also make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships, as well as targeted purchases of loans guaranteed by third parties. Mortgage loan originations are based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted through an approved appraisal management company. The appraisal management company adheres to all regulatory requirements. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower, the value of the underlying property and other factors that we believe are predictive of future loan performance. Valley originated first mortgages include both fixed rate and adjustable rate mortgage (ARM) products with 10-year to 30-year maturities. The adjustable rate loans have a fixed-rate, fixed payment, introductory period of 5 to 10 years that is selected by the borrower. The adjustable rate residential mortgage loans totaled approximately $1.0 billion and $898 million at December 31, 2019 and 2018, respectively. Additionally, Valley began to originate interest-only (i.e., non-amortizing) residential mortgage loans during 2017 due to demand for this type of loan product in the New York City and northern New Jersey markets. Valley's interest-only residential mortgage loans have 15-year to 30-year maturities and totaled $54.6 million (or 1.3 percent of the total residential mortgage loan portfolio) at December 31, 2019. The

5	2019 Form 10-K

Bank is also a servicer of residential mortgage portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights related primarily to loans originated and sold by the Bank. See Note 5 to the consolidated financial statements for further details.
Other consumer loans. Other consumer loans totaled $2.9 billion and represented 9.6 percent of the total loan portfolio at December 31, 2019. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, loans secured by the cash surrender value of life insurance, home equity loans and lines of credit, and to a lesser extent, secured and unsecured other consumer loans (including credit card loans). Valley is an auto lender in New Jersey, New York, Pennsylvania, Florida, Connecticut, Delaware and Alabama offering indirect auto loans secured by either new or used automobiles. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Valley acquired an immaterial amount of automobile loans from its bank acquisitions in Florida since 2014, as auto lending was not a focus of the acquired operations. However, we implemented our indirect auto lending model in Florida during 2015, and Alabama in 2018 using our New Jersey based underwriting and loan servicing platform. The relatively new Florida auto dealer network generated over $169 million and $154 million of auto loans in 2019 and 2018, respectively, while the auto loans originated from Alabama totaled $39.4 million in 2019 as compared to $5.4 million in 2018. Home equity lending consists of both fixed and variable interest rate products mainly to provide home equity loans to our residential mortgage customers or take a secondary position to another lender’s first lien position within the footprint of our primary lending territories. We generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 80 percent when originating a home equity loan. Other consumer loans include direct consumer term loans, both secured and unsecured, but are largely comprised of personal lines of credit secured by cash surrender value of life insurance. The product is mainly originated through the Bank’s retail branch network and third party financial advisors. Unsecured consumer loans totaled approximately $53.9 million, including $8.2 million of credit card loans, at December 31, 2019.
Wealth Management. Our Wealth Management and Insurance Services Division provides asset management advisory services, trust services, commercial and personal insurance products, and title insurance. Asset management advisory services include investment services for individuals and small to medium sized businesses, trusts and custom -tailored investment strategies designed for various types of retirement plans. Trust services include living and testamentary trusts, investment management, custodial and escrow services, and estate administration, primarily to individuals.
Investment Management Segment
Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities, and depending on our liquid cash position, interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. As of December 31, 2019, our total investment securities and interest bearing deposits with banks were $3.9 billion and $178.4 million, respectively. See the “Investment Securities Portfolio” section of the MD&A and Note 4 to the consolidated financial statements for additional information concerning our investment securities.
Changes in Loan Portfolio Composition
At December 31, 2019 and 2018, approximately 76 percent and 74 percent, respectively, of Valley’s gross loans totaling $29.7 billion and $25.0 billion, respectively, consisted of commercial real estate (including construction loans), residential mortgage, and home equity loans. The remaining 24 percent and 26 percent at December 31, 2019 and 2018, respectively, consisted of loans not collateralized by real estate. Valley has no internally planned changes that would significantly impact the current composition of our loan portfolio by loan type. However, we have continued to diversify the geographic concentrations in the New Jersey and New York City Metropolitan area within our loan portfolio primarily through our bank acquisitions in Florida since 2014, including our acquisition of USAB on January 1, 2018. Many external factors outlined in “Item 1A. Risk Factors”, the “Executive Summary” section of our MD&A, and elsewhere in this report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section of Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report for further discussion of our loan composition and concentration risks.

2019 Form 10-K	6

The following table presents the loan portfolio segments by state as an approximate percentage of each applicable segment and our percentage of total loans by state at December 31, 2019.

	Percentage of Loan Portfolio Segment:
	Commercial and Industrial	Commercial Real Estate	Residential	Consumer	% of Total Loans
New Jersey	27%	28%	41%	36%	30%
New York	27	37	28	28	34
Florida	30	25	20	17	24
Pennsylvania	1	3	2	8	3
Alabama	1	2	1	2	2
California	2	1	4	1	1
Connecticut	1	*	1	2	1
Other	11	4	3	6	5
Total	100%	100%	100%	100%	100%

*	Represents less than one percent of the loan portfolio segment.

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

Valley’s Board performs its risk oversight function primarily through several standing committees, including the Risk Committee, all of which report to the full Board. The Risk Committee assists the Board by, among other things, establishing an enterprise-wide risk management framework that is appropriate for Valley’s capital, business activities, size and risk appetite. The Risk Committee also reviews and recommends to the Board appropriate risk tolerances and limits for strategic, credit, interest rate, liquidity, compliance, operational (including information security risk), reputation and price risk (and ensures that risks are managed within those tolerances), and monitors compliance with applicable laws and regulations. With guidance from and oversight by the Risk Committee, management continually refines and enhances its risk management policies, procedures and monitoring programs to maintain risk management programs and processes.

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
Cyber Security
Information security is a significant operational risk for Valley. Information security includes the risk of losses resulting from cyber-attacks. Valley frequently experiences attempted cyber security attacks against its systems. However, to date, none of these incidents have resulted in material losses, known breaches of customer data or significant disruption of services to our customers. Within the past few years, we have significantly increased the resources dedicated to cyber security. We believe that further increases are likely to be required in the future, in anticipation of increases in the sophistication and persistency of cyber-attacks. We employ personnel dedicated to overseeing the infrastructure and systems necessary to defend against cyber security incidents. Senior management is briefed on information and cyber security matters, preparedness and any incidents requiring a response.

7	2019 Form 10-K

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

Credit Risk Management and Underwriting Approach
Credit risk management. For all loan types, we adhere to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk appetite. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by a Credit Committee. A reporting system supplements the review process by providing management with frequent reports concerning loan production, loan quality, internal loan classifications, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by us to manage the portfolio’s risk across business sectors and through cyclical economic circumstances.
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

2019 Form 10-K	8

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
Extension of Credit to Past Due Borrowers
Loans are placed on non-accrual status generally when they become 90 days past due and the full and timely collection of principal and interest becomes uncertain. Valley prohibits the advancement of additional funds on non-accrual and TDR loans, except under certain workout plans if such extension of credit is intended to mitigate losses.
Loans Originated by Third Parties
From time to time, the Bank makes purchases of commercial real estate loans and loan participations, residential mortgage loans, automobile loans, and other loan types, originated by, and sometimes serviced by, other financial institutions. The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the Community Reinvestment Act (CRA), as well as other asset/liability management strategies. Valley purchased approximately $35 million and $105 million of 1-4 family loans, qualifying for CRA purposes during 2019 and 2018, respectively. All of the purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Purchased commercial and industrial, and commercial real estate participation loans are generally seasoned loans with expected shorter durations. Additionally, each purchased participation loan is stress-tested by Valley to assure its credit quality.

9	2019 Form 10-K

Purchased commercial loans (including commercial and industrial and commercial real estate loans), and residential mortgage loans totaled approximately $741.7 million and $955.2 million, respectively, at December 31, 2019 representing 3.56 percent, and 21.82 percent of our total commercial and residential mortgage loans, respectively.
At December 31, 2019, the commercial real estate loans originated by third parties had loans past due 30 days or more totaling 1.51 percent as compared to 0.12 percent for our total commercial real estate portfolio, including all delinquencies. Residential mortgage loans originated by third parties had loans past due 30 days or more totaling 1.85 percent of these loans at December 31, 2019 as compared to 0.53 percent for our total residential mortgage portfolio.
Additionally, Valley has performed credit due diligence on the majority of the loans acquired in our bank acquisitions (disclosed under the "Recent Acquisitions" section above) in determining the estimated cash flows receivable from such loans. See the "Loan Portfolio" section of our MD&A of this report below for additional information.
Competition
Valley National Bank is one of the largest commercial banks headquartered in New Jersey, with its primary markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. Valley ranked 17th in competitive ranking and market share based on the deposits reported by 187 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit markets as of June 30, 2019. The FDIC also ranked Valley 7th, 37th, 22nd, and 16th in the states of New Jersey, New York, Florida, and Alabama, respectively, based on deposit market share as of June 30, 2019. While our FDIC rankings reflect a solid foundation in our primary markets, the market for banking and bank-related services is highly competitive and we face substantial competition in all phases of our operations. In addition to the FDIC-insured commercial banks in our principal metropolitan markets, we also compete with other providers of financial services such as savings institutions, credit unions, mutual funds, captive finance companies, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national companies which offer various financial services. Many of these competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures.
In addition, competition has further intensified as a result of recent changes in regulation, and advances in technology and product delivery systems. We face strong competition for our borrowers, depositors, and other customers from financial technology (fintech) companies that provide innovative web-based solutions to traditional retail banking services and products. Fintech companies tend to have stronger operating efficiencies and fewer regulatory burdens than their traditional bank counterparts, including Valley. Within our markets, we also compete with some of the largest financial institutions in the world that have greater human and financial resources and are able to offer a large range of products and services at competitive rates and prices. In addition, we face an intense competition among direct banks because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors. Nevertheless, we believe we can compete effectively as a result of utilizing various strategies including our long history of local customer service and convenience as part of a relationship management culture, in conjunction with the pricing of loans and deposits. Our customers are influenced by the convenience, quality of service from our knowledgeable staff, personal contacts and attention to customer needs, as well as availability of products and services and related pricing. We provide such convenience through our banking network of 238 branches, an extensive ATM network, and our telephone and on-line banking systems. Our competitive advantage also lies in our strong community presence with over 90 years of service. This longevity is especially appealing to customers seeking a strong, stable and service-oriented bank.
We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects, and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.
Personnel
At December 31, 2019, Valley National Bank and its subsidiaries employed 3,174 full-time equivalent persons. Management considers relations with its employees to be satisfactory.

2019 Form 10-K	10

Information about our Executive Officers

Name	Age at December 31, 2019	Executive Officer Since	Office	Principal occupation during last five years other than Valley
Ira Robbins	45	2009	Chairman of the Board, President, and Chief Executive Officer of Valley and Valley National Bank
Michael D. Hagedorn	53	2019	Senior Executive Vice President, Chief Financial Officer of Valley and Valley National Bank.	2015 - 2018 Vice Chairman, UMB Financial Corporation, President and CEO, UMB Bank n.a.
Thomas A. Iadanza	61	2015	Senior Executive Vice President of Valley and Chief Banking Officer of Valley National Bank
Ronald H. Janis	71	2017	Senior Executive Vice President, General Counsel, and Corporate Secretary of Valley and Valley National Bank	1992 - 2016 Partner, SEC, Banking and Merger & Acquisitions, Day Pitney LLP
Robert J. Bardusch	54	2016	Senior Executive Vice President of Valley and Chief Operating Officer of Valley National Bank	2014 - 2016 Executive Vice President, Chief Information Officer, Head of Technology and Operations, MVB Financial Corp.
Melissa F. Scofield	60	2015	Executive Vice President of Valley and Chief Risk Officer of Valley National Bank	2015 Assistant Deputy Comptroller, National Bank Examiner and Federal Thrift Regulator, Office of the Comptroller of the Currency, New York Metro. Field Office
Yvonne M. Surowiec	59	2017	Senior Executive Vice President of Valley and Chief Human Resources Officer of Valley National Bank	2014 - 2016 Executive Vice President and Chief Human Resources Officer, CDK Global
Mark Saeger	55	2018	Executive Vice President of Valley and Chief Credit Officer of Valley National Bank	2012 - 2015 Managing Director of Credit, Santander Bank, N.A.
Mitchell L. Crandell	49	2007	Executive Vice President, Chief Accounting Officer of Valley and Valley National Bank
All officers serve at the pleasure of the Board of Directors.
Available Information
The SEC maintains a website at www.sec.gov which contains reports and other information filed with the SEC electronically. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website at www.valley.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on our website are Valley’s Code of Conduct and Ethics that applies to all of our employees including our executive officers and directors, Valley’s Audit Committee Charter, Valley’s Compensation and Human Resources Committee Charter, Valley’s Nominating and Corporate Governance Committee Charter, and Valley’s Corporate Governance Guidelines.
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

11	2019 Form 10-K

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
Capital Requirements
The FRB and the OCC have rules establishing a comprehensive capital framework for U.S. banking organizations, referred to as the Basel III rules.
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
As of January 1, 2019, Basel III required us and Valley National Bank to also maintain a 2.5 percent “capital conservation buffer” on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. Basel III also provides for a number of complex deductions from and adjustments to its various capital components.
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
With respect to Valley National Bank, Basel III also revised the “prompt corrective action” regulations of FDICIA, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the

2019 Form 10-K	12

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
Valley National Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2019, under the “prompt corrective action” regulations.
In December 2018, the Federal Banking Agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the current expected credit loss (“CECL”) model. The CECL model was effective for Valley as of January 1, 2020. The final rule revised the Federal Banking Agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years any day-one adverse effects on regulatory capital that may result from the adoption of the CECL model.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act)
The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act significantly changed the bank regulatory landscape and has impacted the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Some of the effects are discussed below.
The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB) and shifted most of the federal consumer protection rules applicable to banks and the enforcement power with respect to such rules to the CFPB.
Under the Durbin Amendment contained in the Dodd-Frank Act, the Federal Reserve Board (FRB) adopted rules applying to banks with more than $10 billion in assets which established a maximum permissible interchange fee equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The FRB also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the FRB. The FRB also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. Because we exceed $10 billion in assets, we are subject to the interchange fee cap.
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
Volcker Rule
The Volcker Rule (contained in the Dodd-Frank Act) prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (Covered Funds). The rule also effectively prohibits most short-term trading strategies investments and prohibits the use of some hedging strategies. We identified no investments held as of December 31, 2019 that meet the definition of Covered Funds.
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

13	2019 Form 10-K

The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements.
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
Transactions by the Bank with Related Parties
Valley National Bank’s authority to extend credit to its directors, executive officers and 10 percent shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Under the Sarbanes-Oxley Act, Valley and its subsidiaries, other than the Bank under the authority of Regulation O, may not extend or arrange for any personal loans to its directors and executive officers.
Section 22 of the Federal Reserve Act prohibits the Bank from paying to a director, officer, attorney or employee a rate on deposits that is greater than the rate paid to other depositors on similar deposits with the Bank. Regulation W governs and limits transactions between the Bank and Valley.
Community Reinvestment
Under the Community Reinvestment Act (CRA), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Valley National Bank received an overall “outstanding” CRA rating in its most recent examination.
A bank which does not have a CRA program that is deemed satisfactory or better by its regulator may be prevented from making acquisitions.
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

2019 Form 10-K	14

The OCC, along with other banking agencies, have strictly enforced various anti-money laundering and suspicious activity reporting requirements using formal and informal enforcement tools to cause banks to comply with these provisions.
A bank which is issued a formal or informal enforcement requirement with respect to its Anti Money Laundering program will be prevented from making acquisitions.
Office of Foreign Assets Control Regulation (OFAC)
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

15	2019 Form 10-K

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
London Interbank Offered Rate
Central banks around the world, including the Fed, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions because of the probable phase out of LIBOR. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next year. This change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. A transition away from LIBOR also requires extensive changes to the contracts that govern these LIBOR-based products, as well as our systems and processes. A number of the Bank's commercial loans, certain residential loans, derivative positions, trust preferred securities issued to our capital trusts, and the reset provisions for our preferred stock issuances are based upon LIBOR. The Bank has established a working group to identify and prepare replacement provisions.
Prohibitions Against Tying Arrangements
Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

We may fail to realize all of the anticipated benefits of the Oritani merger.
The success of our merger with Oritani (which was completed in the fourth quarter 2019) will depend, in part, on Valley’s ability to realize anticipated cost savings and to combine the businesses of Valley and Oritani in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships of Oritani nor result in decreased revenues due to any loss of customers. However, to realize these anticipated benefits, the businesses of Valley and Oritani must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. The anticipated cost savings from the merger are largely expected to derive from the closure of certain Valley or Oritani branches and from the absorption by Valley of many of Oritani’s back-office administrative functions and the conversion of Oritani’s operating platform to Valley’s systems. Valley completed the conversion of Oritani's operating platform and closed 6 of the 26 acquired branch offices during February 2020. However, some normal post-systems integration matters involving back-office and other functions, as well as further planned branch consolidation efforts, were still underway at the filing date of this report.
Another expected benefit from the merger is an expected increase in the revenues of the combined company from anticipated sales of Valley’s wider variety of financial products, and from increased lending out of Valley’s substantially larger capital base, to Oritani’s existing customers and to new customers in Oritani’s market area who may be attracted by the combined company’s enhanced offerings. An inability to successfully market Valley’s products to Oritani’s customer base could cause the earnings of the combined company to be less than anticipated.
Changes in interest rates could reduce our net interest income and earnings.
Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on

2019 Form 10-K	16

interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the FRB. Changes in interest rates driven by such factors could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets, including the held to maturity and available for sale investment securities portfolios, and (iii) the average duration of Valley’s interest-earning assets and liabilities. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). Any substantial or unexpected change in market interest rates could have a material adverse effect on Valley’s financial condition and results of operations. See additional information in the “Net Interest Income” and “Interest Rate Sensitivity” sections of our MD&A.
Our financial results and condition may be adversely impacted by changing economic conditions.
Financial institutions can be affected by changing conditions in the real estate and financial markets. Weak economic conditions could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Volatility in the housing markets, real estate values and unemployment levels could result in significant write-downs of asset values by financial institutions. The majority of Valley’s lending is in northern and central New Jersey, the New York City metropolitan area, Florida and Alabama. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of Valley’s loan portfolio, results of operations and future growth potential. Adverse economic conditions in our market areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability.
Our business, financial condition and results of operations could be adversely affected by the outbreak of pandemic disease, acts of terrorism, and other external events.
The emergence of widespread health emergencies or pandemics, such as the potential spread of the coronavirus, could lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Additionally, New York City and New Jersey remain central targets for potential acts of terrorism against the United States. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although we have established and regularly test disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Our investments in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our results of operations.
We invest in certain tax-advantaged investments that support qualified affordable housing projects, community development and, prior to 2019, renewable energy resources. Our investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. Third parties perform diligence on these investments for us on which we rely both at inception and on an on-going basis. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, may fail to meet certain government compliance requirements and may not be able to be realized. The possible inability to realize these tax credits and other tax benefits may have a negative impact on our financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside our control, including changes in the applicable tax code and the ability of the projects to be completed.
We previously invested in mobile solar generators sold and leased back by DC Solar and its affiliates (DC Solar). DC Solar had its assets frozen in December 2018 by the U.S. Department of Justice. DC Solar and related entities are in Chapter 7 bankruptcy. A group of investors who purchased mobile solar generators from, and leased them back to, DC Solar, including us received tax credits for making these renewable resource investments. During the fourth quarter 2019, several of the co-conspirators pleaded guilty to fraud in the on-going federal investigation. Based upon this new information, Valley deemed that its tax positions related to the DC Solar funds did not meet the more likely than not recognition threshold in Valley's tax reserve assessment at December 31, 2019. As a result, our net income for the year ended December 31, 2019 included an increase to our provision for income taxes of $31.1 million, reflecting the reserve for uncertain tax liability positions related to tax credits and other tax benefits previously recognized from the investments in the DC Solar funds plus interest. The principals pled guilty to fraud in early 2020.

17	2019 Form 10-K

While we believe that Valley was fully reserved for the tax positions related to DC Solar at December 31, 2019, we continue to evaluate all our existing tax positions each quarter under U.S. GAAP. If we are required to recognize an increase to our uncertain tax position liability in our 2020 consolidated financial statements, the resulting charge to income tax expense may have an adverse impact on our results of operations and financial condition.
The replacement of the LIBOR benchmark interest rate may have an impact on Valley’s business, financial condition or results of operations.
On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the FRB. Other financial services regulators and industry groups are evaluating the phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Many of Valley’s assets and liabilities are indexed to LIBOR. We are evaluating the impact of the possible replacement of the LIBOR benchmark interest rate, and whether the alternative rates the FRB expects to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will have on Valley’s business, financial condition, or results of operations. The proposed Secured Overnight Financing Rate (SOFR) is a “near risk-free" rate whereas LIBOR is credit related.
The future impact of changes to the Internal Revenue Code is uncertain and may adversely affect our business.
The U.S. Congress passed significant reform of the Internal Revenue Code, known as the Tax Cuts and Jobs Act of 2017 (Tax Act) at the end of 2017. While the decline in the federal corporate tax rate from 35 percent to 21 percent lowered Valley’s income tax expense as a percentage of its taxable income in 2019 and 2018, other provisions of the Tax Act negatively impacted Valley's consolidated financial statements and it may adversely affect Valley in the future. For example, under the new provisions of the Tax Act, the $2.5 million and $3.3 million of the Bank's total FDIC insurance assessment for the years ended December 31, 2019 and 2018, respectively, was non-tax deductible based upon the asset size of the Bank.
The Tax Act also imposes limitations for individuals on the deductibility of interest and property tax expenses which may adversely impact the property values of real estate used to secure loans and create an additional tax burden for many borrowers, particularly in high tax jurisdictions such as New Jersey and New York where Valley operates. These and other federal tax changes could significantly impact the level of lending activity and the financial health of our customers. The negative impact to customers could potentially result in, among other things, an inability to repay loans or maintain deposits at Valley in states where Valley operates, especially New York and New Jersey. Any negative financial impact to our customers resulting from tax reform could adversely impact our financial condition and earnings. The future impact of the Tax Act or subsequent amendments to the tax rates and laws on our business and our customers may be adverse.
Claims and litigation could result in significant expenses, losses and damage to our reputation.
From time to time as part of Valley’s normal course of business, customers, bankruptcy trustees, former customers, contractual counterparties, third parties and current and former employees make claims and take legal action against Valley based on actions or inactions of Valley. If such claims and legal actions are not resolved in a manner favorable to Valley, they may result in financial liability and/or adversely affect the market perception of Valley and its products and services. This may also impact customer demand for Valley’s products and services. Any financial liability could have a material adverse effect on Valley’s financial condition and results of operations. Any reputation damage could have a material adverse effect on Valley’s business.
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

2019 Form 10-K	18

Additionally, risk exposure to cyber security matters will remain elevated or increase in the future due to, among other things, the increasing size and prominence of Valley in the financial services industry, our expansion of Internet and mobile banking tools and products based on customer needs, and the system and customer account conversions associated with the integration of merger targets.
In managing our cyber risks, when entering a new vendor relationship, we review and gage the cyber security risk of such third-party service providers. A successful attack on one of our third-party service providers could adversely affect our business and result in the disclosure or misuse of our confidential information. While we believe we are taking reasonable, risk-based precautions to manage the risk of cyber-attacks against third-party service providers, there can be no assurance that our third-party service providers will not suffer a cyber-attack that exposes us to significant operational costs and damages.
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
A significant portion of our loan portfolio is secured by real estate. As of December 31, 2019, approximately 76 percent of our total loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and could deteriorate in value during the time the credit is extended. A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home or commercial real estate prices in the New Jersey, New York and Florida markets we primarily serve, along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in home or commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond those which are provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.
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
Net gains on sales of residential mortgage loans represented approximately 9 percent and 15 percent of our non-interest income for the years ended December 31, 2019 and 2018, respectively.  Our ability or decision to sell a portion of our mortgage loan production in the secondary market is dependent upon, amongst other factors, the levels of market interest rates, consumer demand marketable loans, our sales and pricing strategies, the economy and our need to maintain the appropriate level of interest rate risk on our balance sheet.  A change in one or more of these or other factors could significantly impact our ability to sell mortgage loans in the future and adversely impact the level of our non-interest income and financial results.
Our adoption of the CECL model for determining our allowance for credit losses expected to increase the level of our allowance and could add significant volatility to our provision for credit losses and earnings
Effective January 1, 2020, Valley adopted the FASB's new accounting guidance on the impairment of financial instruments, commonly known as the current expected credit loss (CECL) model. The CECL model requires the allowance for credit losses for certain financial assets, including loans, held to maturity securities and certain off-balance sheet credit exposures, to be calculated based on current expected credit losses over the lives of the assets rather than incurred losses as of a point in time.
The adoption of the CECL model is anticipated to increase our allowance for credit losses, which may have a material negative impact on our financial condition and results of operations. Actual allowance for credit losses may be materially different than

19	2019 Form 10-K

the amounts reported due to the inherent uncertainty in the estimation process, including future loss estimates based upon reasonable and supportable economic forecasts. Also, future amount could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. See Note 1 to the consolidated financial statements for additional information regarding the impact of the adoption of the CECL model.
Higher charge-offs and weak credit conditions could require us to increase our allowance for credit losses through a provision charge to earnings.
The process for determining the amount of the allowance for credit losses is critical to our financial results and conditions. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan and investment portfolios. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Additionally, bank regulators review the classification of our loans in their examination of us and we may be required in the future to change the internal classification on certain loans, which may require us to increase our provision for credit losses or loan charge-offs. If actual net charge-offs were to exceed Valley’s allowance, its earnings would be negatively impacted by additional provisions for credit losses. Any increase in our allowance for credit losses or loan charge-offs as required by the OCC or otherwise could have an adverse effect on our results of operations or financial condition.
An increase in our non-performing assets may reduce our interest income and increase our net loan charge-offs, provision for loan losses, and operating expenses.
Our non-accrual loans increased from 0.22 percent of total loans at December 31, 2016 to 0.31 percent of total loans at December 31, 2019 largely due to a significant increase in non-accrual taxi medallion loans within our commercial and industrial loan portfolio since 2016. While most of the taxi medallion loans are currently performing to their contractual terms, continued negative trends in the market valuations of the underlying taxi medallion collateral caused by ride-sharing services could impact the future performance of such loans, the level of our loan charge-offs and the provision for credit losses. Additionally, a downturn in economic or real estate market conditions could result in increased charge-offs to our allowance for credit losses and lost interest income relating to non-performing loans.
Non-performing assets (including non-accrual loans, other real estate owned, and other repossessed assets) totaled $104.4 million at December 31, 2019. These non-performing assets can adversely affect our net income mainly through decreased interest income and increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial condition. There can be no assurance that we will not experience increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.
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

2019 Form 10-K	20

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
If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine a goodwill impairment charge is necessary. Estimates of the fair value of goodwill are determined using several factors and assumptions, including, but not limited to, industry pricing multiples and estimated cash flows. Based upon Valley’s 2019 goodwill impairment testing, the fair values of its four reporting units, wealth management, consumer lending, commercial lending, and investment management, were in excess of their carrying values. However, due to lower yields on our investment portfolio and reinvestment of normal repayments from investment securities into new loan originations, our investment management segment experienced downward pressure on its fair value. While not expected at this time, we may be required to record a charge to earnings should there be a deficiency in our estimated fair value of the investment management and other reporting units during our subsequent impairment tests. No assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition. At December 31, 2019, our goodwill totaled $1.4 billion. See Note 9 to the consolidated financial statements for additional information.
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
If our subsidiaries are unable to pay dividends or make distributions to us, we may be unable to make dividend payments to our preferred and common shareholders or interest payments on our long-term borrowings and junior subordinated debentures issued to capital trusts.
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

21	2019 Form 10-K

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
In the future, we may increase our capital resources or, if our or the Bank’s actual or projected capital ratios fall below or near the current (Basel III) regulatory required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of common stock, preferred stock or debt securities. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. In August 2017, Valley issued 4.0 million shares of non-cumulative perpetual stock with a dividend at issuance of 5.50 percent and a liquidation preference of $25 per share. See Note 19 to the consolidated financial statements for more details on our common and preferred stock.
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

2019 Form 10-K	22

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

23	2019 Form 10-K

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
Climate change and severe weather could significantly impact our ability to conduct our business.
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

2019 Form 10-K	24

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
We engage in the origination of residential mortgages for sale into the secondary market, while typically retaining the loan servicing. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $3.4 billion and $3.2 billion at December 31, 2019 and 2018, respectively. Over the past several years, we have experienced a nominal amount of repurchase requests, and only a few of which have actually resulted in repurchases by Valley (only four and five loan repurchases in 2019 and 2018, respectively). None of the loan repurchases resulted in material loss. As of December 31, 2019, no reserves pertaining to loans sold were established on our financial statements. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.

Item 1B.	Unresolved Staff Comments
None.

25	2019 Form 10-K

Item 2.	Properties
We conduct our business at 238 retail banking centers locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. We own 106 of our banking center facilities and several non-branch operating facilities. The other properties are leased for various terms.
The following table summarizes our retail banking centers in each state:

	Number of banking centers	% of Total
New Jersey
Northern	117	49.2
Central	25	10.5
Total New Jersey	142	59.7
New York
Manhattan	12	5.0
Long Island	12	5.0
Brooklyn	9	3.8
Queens	5	2.2
Total New York	38	16.0
Florida	42	17.6
Alabama	16	6.7
Total	238	100.0%
Our principal executive office is located at One Penn Plaza in Manhattan, New York. Many of our bank operations are located in Wayne, New Jersey, where we own five office buildings. Our New York City corporate headquarters are primarily used as a central hub for New York based lending activities of senior executives and other commercial lenders. We also lease six non-bank office facilities in Florida, used for operational, executive and lending purposes.
On December 1, 2019, the acquisition of Oritani added 26 banking centers mostly located in northern New Jersey. In February 2020, we closed and consolidated 6 of the 26 acquired branches into nearby legacy Valley branches. See Item 7 of Part II of this Annual Report "Executive Summary" section for details on other planned changes to our branch network in 2020.
The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $334.5 million at December 31, 2019. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

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
Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “VLY”. There were 7,115 shareholders of record as of December 31, 2019.

2019 Form 10-K	26

Performance Graph
The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2014 in: (a) Valley’s common stock; (b) the KBW Regional Banking Index (KRX) and (c) the Standard and Poor’s (S&P) 500 Stock Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	12/14	12/15	12/16	12/17	12/18	12/19
Valley	$100.00	$106.12	$131.11	$131.22	$107.87	$144.83
KBW Regional Banking Index (KRX)	100.00	105.99	147.46	150.13	123.87	153.43
S&P 500	100.00	101.37	113.49	138.26	132.19	173.80

Issuer Repurchase of Equity Securities
The following table presents the purchases of equity securities by the issuer and affiliated purchasers during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1, 2019 to October 31, 2019	4,510	$10.76	—	4,112,465
November 1, 2019 to November 30, 2019	9,440	11.99	—	4,112,465
December 1, 2019 to December 31, 2019	12,312	11.55	—	4,112,465
Total	26,262		—

(1)	Represents repurchases made in connection with the vesting of employee stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2019.

27	2019 Form 10-K

Item 6.	Selected Financial Data
The following selected financial data should be read in conjunction with Valley’s consolidated financial statements and the accompanying notes thereto presented herein in response to Item 8 of this Annual Report.

	As of or for the Years Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except for share data)
Summary of Operations:
Interest income—tax equivalent basis (1)	$1,325,631	$1,164,967	$842,457	$770,270	$705,879
Interest expense	422,952	302,045	174,107	148,774	156,754
Net interest income—tax equivalent basis (1)	902,679	862,922	668,350	621,496	549,125
Less: tax equivalent adjustment	4,631	5,719	8,303	8,382	7,866
Net interest income	898,048	857,203	660,047	613,114	541,259
Provision for credit losses	24,218	32,501	9,942	11,869	8,101
Net interest income after provisions for credit losses	873,830	824,702	650,105	601,245	533,158
Non-interest income:
(Losses) gains on securities transactions, net	(150)	(2,342)	(20)	777	2,487
Gains on sales of loans, net	18,914	20,515	20,814	22,030	4,245
Gains (losses) on sales of assets, net	78,333	(2,401)	(95)	1,358	2,776
Other non-interest income	117,423	118,280	91,007	84,095	83,304
Total non-interest income	214,520	134,052	111,706	108,260	92,812
Non-interest expense:
Loss on extinguishment of debt	31,995	—	—	315	51,129
Amortization of tax credit investments	20,392	24,200	41,747	34,744	27,312
Other non-interest expense	579,168	604,861	467,326	441,066	420,634
Total non-interest expense	631,555	629,061	509,073	476,125	499,075
Income before income taxes	456,795	329,693	252,738	233,380	126,895
Income tax expense	147,002	68,265	90,831	65,234	23,938
Net income	309,793	261,428	161,907	168,146	102,957
Dividends on preferred stock	12,688	12,688	9,449	7,188	3,813
Net income available to common shareholders	$297,105	$248,740	$152,458	$160,958	$99,144
Per Common Share:
Earnings per share:
Basic	$0.88	$0.75	$0.58	$0.63	$0.42
Diluted	0.87	0.75	0.58	0.63	0.42
Dividends declared	0.44	0.44	0.44	0.44	0.44
Book value	10.35	9.48	8.59	8.59	8.26
Tangible book value (2)	6.73	5.97	6.01	5.80	5.36
Weighted average shares outstanding:
Basic	337,792,270	331,258,964	264,038,123	254,841,571	234,405,909
Diluted	340,117,808	332,693,718	264,889,007	255,268,336	234,437,000
Ratios:
Return on average assets	0.93%	0.86%	0.69%	0.76%	0.53%
Return on average shareholders’ equity	8.71	7.91	6.55	7.46	5.26
Return on average tangible shareholders’ equity (3)	13.05	12.21	9.32	11.07	7.66
Average shareholders’ equity to average assets	10.63	10.93	10.53	10.08	10.08
Tangible common equity to tangible assets (4)	7.54	6.45	6.83	6.91	6.52
Efficiency ratio (5)	56.77	63.46	65.96	66.00	78.71
Dividend payout	50.57	58.67	75.86	69.80	105.00
Tier 1 leverage capital	8.76	7.57	8.03	7.74	7.90
Common equity Tier 1 capital	9.42	8.43	9.22	9.27	9.01
Tier 1 risk-based capital	10.15	9.30	10.41	9.90	9.72
Total risk-based capital	11.72	11.34	12.61	12.15	12.02
Financial Condition:
Assets	$37,436,020	$31,863,088	$24,002,306	$22,864,439	$21,612,616
Net loans	29,537,449	24,883,610	18,210,724	17,121,684	15,936,929
Deposits	29,185,837	24,452,974	18,153,462	17,730,708	16,253,551
Shareholders’ equity	4,384,188	3,350,454	2,533,165	2,377,156	2,207,091
See Notes to the Selected Financial Data that follow.

2019 Form 10-K	28

Notes to Selected Financial Data

(1)
In this report a number of amounts related to net interest income and net interest margin are presented on a tax equivalent basis using a federal tax rate of 21 percent for 2019 and 2018 and 35 percent for 2017, 2016, and 2015.  Valley believes that this presentation provides comparability of net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice and SEC rules.

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

Tangible book value per common share, which is a non-GAAP measure, is computed by dividing shareholders’ equity less goodwill and other intangible assets by common shares outstanding as follows:

	At December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except for share data)
Common shares outstanding	403,278,390	331,431,217	264,468,851	263,638,830	253,787,561
Shareholders’ equity	$4,384,188	$3,350,454	$2,533,165	$2,377,156	$2,207,091
Less: Preferred stock	209,691	209,691	209,691	111,590	111,590
Less: Goodwill and other intangible assets	1,460,397	1,161,655	733,144	736,121	735,221
Tangible common shareholders’ equity	$2,714,100	$1,979,108	$1,590,330	$1,529,445	$1,360,280
Tangible book value per common share	$6.73	$5.97	$6.01	$5.80	$5.36

(3)
Return on average tangible shareholders’ equity, which is a non-GAAP measure, is computed by dividing net income by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands)
Net income	$309,793	$261,428	$161,907	$168,146	$102,957
Average shareholders’ equity	$3,555,483	$3,304,531	$2,471,751	$2,253,570	$1,958,757
Less: Average goodwill and other intangible assets	1,182,140	1,163,397	734,200	734,520	614,084
Average tangible shareholders’ equity	$2,373,343	$2,141,134	$1,737,551	$1,519,050	$1,344,673
Return on average tangible shareholders’ equity	13.05%	12.21%	9.32%	11.07%	7.66%

(4)
Tangible common shareholders’ equity to tangible assets, which is a non-GAAP measure, is computed by dividing tangible shareholders’ equity (shareholders’ equity less goodwill and other intangible assets) by tangible assets, as follows:

	At December 31,
	2019	2018	2017	2016	2015
			($ in thousands)
Tangible common shareholders’ equity	$2,714,100	$1,979,108	$1,590,330	$1,529,445	$1,360,280
Total assets	$37,436,020	$31,863,088	$24,002,306	$22,864,439	$21,612,616
Less: Goodwill and other intangible assets	1,460,397	1,161,655	733,144	736,121	735,221
Tangible assets	$35,975,623	$30,701,433	$23,269,162	$22,128,318	$20,877,395
Tangible common shareholders’ equity to tangible assets	7.54%	6.45%	6.83%	6.91%	6.52%

(5)	The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income.

29	2019 Form 10-K

Item 7.	Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
The purpose of this analysis is to provide the reader with information relevant to understanding and assessing Valley’s results of operations and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this report, and statistical data presented in this document. For comparison of our results of operations for the years ended December 31, 2018 and 2017, please refer to Item 7. MD&A of Financial Condition and Results of Operations of our Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.
Cautionary Statement Concerning Forward-Looking Statements
This Annual Report on Form 10-K, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section in Part1, Item 1A of this Annual Report on Form 10-K include, but are not limited to:

•	the inability to realize expected cost savings and synergies from the Oritani merger in amounts or in the timeframe anticipated;

•	costs or difficulties relating to Oritani integration matters might be greater than expected;

•	the inability to retain customers and qualified employees of Oritani;

•	higher or lower than expected income tax expense or tax rates, including increases or decreases resulting from changes in uncertain tax position liabilities, tax laws, regulations and case law;

•	weakness or a decline in the economy, mainly in New Jersey, New York, Florida and Alabama, as well as an unexpected decline in commercial real estate values within our market areas;

•	the inability to grow customer deposits to keep pace with loan growth;

•	a material change in our expected allowance for credit losses due to the adoption of current expected credit loss (CECL) model effective January 1, 2020;

•	the need to supplement debt or equity capital to maintain or exceed internal capital thresholds;

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

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors; and

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships.

2019 Form 10-K	30

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
The judgments used by management in applying the critical accounting policies discussed below may be affected by significant changes in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in material changes in the allowance for loan losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses. In addition, the valuation of certain collateral dependent impaired loans (including New York City taxi medallion loan valuations based on the estimated value of the underlying medallions) could be adversely impacted by illiquidity or dislocation in certain markets, resulting in depressed market valuations of the underlying collateral, thus leading to additional provisions for loan losses.
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

31	2019 Form 10-K

loan pools as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for loan losses on PCI loans. Subsequent increases in the expected cash flows of the loans in that pool would first reduce any allowance for loan losses on PCI loans; and any excess will be accreted for prospectively as a yield adjustment. Valley had no allowance reserves related to PCI loans at December 31, 2019 and 2018.
Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this MD&A.
Effective January 1, 2020, Valley adopted new accounting guidance which replaces the incurred loss impairment methodology (discussed above and elsewhere in this MD&A) with a current expected credit loss (CECL) model. Under the new guidance, Valley will be required to measure expected credit losses by utilizing forward-looking information to assess its allowance for credit losses. The guidance also requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. See Note 1 of the consolidated financial statements for further details.
Changes in Our Allowance for Loan Losses
Valley considers it difficult to quantify the impact of changes in forecast on its allowance for loan losses. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for loan losses, which amounted to $161.8 million at December 31, 2019.
For impaired credits, if the present value of expected cash flows were 10 percent higher or lower, the allowance would have decreased $2.2 million or increased $4.1 million, respectively, at December 31, 2019. If the fair value of the collateral (for collateral dependent loans) was 10 percent higher or lower, the allowance would have decreased $3.8 million or increased $4.5 million, respectively, at December 31, 2019.
The internal risk rating assigned to each non-classified credit is an important variable in determining the allowance. If each non-classified credit were rated one grade worse (special mention rate), the allowance would have increased by approximately $47.5 million as of December 31, 2019. Additionally, if the loss factors used to calculate the allowance for non-classified loans were 10 percent higher or lower, the allowance would have increased or decreased by approximately $11.6 million, respectively, at December 31, 2019. Moreover, if the expected loss rate applied to classified loans were to increase or decrease by 10 percent, the allowance would have been $740 thousand higher or lower, respectively, at December 31, 2019.
Purchased Credit-Impaired Loans. Purchased credit-impaired (PCI) loans are loans acquired at a discount (that is due, in part, to credit quality). Valley's PCI loan portfolio totaling $6.6 billion at December 31, 2019 primarily consists of loans acquired in business combinations subsequent to 2011. The PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses), and aggregated and accounted for as pools of loans based on common risk characteristics. We estimate the undiscounted cash flows expected to be collected by incorporating several key assumptions, including probability of default, loss given default, and the amount of actual prepayments after the acquisition dates. The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference.” The non-accretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses and uncollectable contractual interest expected to be incurred over the life of the loans. Prepayments affect the estimated life of PCI loans and could change the amount of interest income, and possibly principal, expected to be collected. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in our estimate of the expected cash flows of the loan pools.
On a quarterly, or more frequent basis, the Bank evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected for the underlying loans of each PCI loan pool. These evaluations require the continued use of key assumptions and estimates necessary in forecasting the estimated cash flows. We attempt to ensure the forecasted expectations are reasonable based on the information currently available; however, due to the uncertainties inherent in the use of estimates, actual cash flow results may differ from our forecast and the differences may be significant. To mitigate such differences, we carefully prepare and review the assumptions utilized in forecasting estimated cash flows.
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

2019 Form 10-K	32

See Notes 1 and 5 to the consolidated financial statements, and the "Loan Portfolio" section included in this MD&A for further PCI loan details, including net increases and decreases in expected cash flows subsequent to the applicable PCI loan acquisition dates impacting the accretable yield in 2019 and 2018.
Goodwill and Other Intangible Assets. We record all assets, liabilities, and non-controlling interests in the acquiree in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” Goodwill totaling $1.4 billion at December 31, 2019 is not amortized but is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired. Other intangible assets totaling $86.8 million at December 31, 2019 are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities.
Prior to new accounting guidance effective January 1, 2020, the goodwill impairment analysis was generally a two-step test. During 2019, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units but may choose to perform an optional qualitative assessment allowable for one or more units in future periods to determine whether it is necessary to perform a quantitative goodwill impairment test. Step one compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses is not permitted.
Based upon Valley’s 2019 goodwill impairment testing, the fair values of its four reporting units, wealth management, consumer lending, commercial lending, and investment management, were in excess of their carrying values. However, due to lower yields on our investment portfolio and reinvestment of normal repayments from investment securities into new loan originations, our investment management segment experienced downward pressure on its fair value. While not expected at this time, we may be required to record a charge to earnings should there be a deficiency in our estimated fair value of the investment management and other reporting units during our subsequent annual (or more frequent) impairment tests. See the "Business Segments" section below for more information regarding our business segments/reporting units.
Fair value may be determined using market prices, comparison to similar assets, market multiples, certain discounted cash flow analyses and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may materially affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, terminal values, and specific industry or market sector conditions. To assist in assessing the impact of potential goodwill or other intangible assets impairment charges at December 31, 2019, the impact of a five percent impairment charge on these intangible assets would result in a reduction in pre-tax income of approximately $73.0 million. Note 9 to the consolidated financial statements for additional information regarding goodwill and other intangible assets.
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

33	2019 Form 10-K

management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporate various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. Management determined it is more likely than not that Valley will realize its net deferred tax assets, except for immaterial valuation allowances, as of December 31, 2019 and 2018.
During 2018, we recognized a $2.3 million tax benefit related to the adjustment of the Tax Cuts and Jobs Act of 2017 (Tax Act) provisional amounts in our final 2017 tax returns completed in the fourth quarter 2018. In the fourth quarter 2017, we re-measured and reduced our deferred tax assets by $15.4 million for the estimated impact of the Tax Act, which decreased our federal income tax rate from 35 percent to 21 percent effective January 1, 2018. The adjustments of $2.3 million and $15.4 million to deferred tax assets were reflected as credits and charges, respectively, to our income tax expense for 2018 and 2017, respectively.
We also maintain a reserve related to certain tax positions that management believes contain an element of uncertainty. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. During 2019, our income tax expense reflected an $31.1 million increase to our tax provision related to reserve for uncertain tax liability positions at December 31, 2019 as compared to a $3.3 million net tax benefit in 2018 related to the reduction of reserves caused by the expiration of the statute of limitations for certain tax positions.
See Notes 1 and 14 to the consolidated financial statements and the "Executive Summary" and “Income Taxes” sections in this MD&A for an additional discussion on the accounting for income taxes.
New Authoritative Accounting Guidance. See Note 1 of the consolidated financial statements for a description of recent accounting pronouncements including the dates of adoption and the anticipated effect on our results of operations and financial condition.
Executive Summary
Company Overview. At December 31, 2019, Valley had consolidated total assets of $37.4 billion, total net loans of $29.5 billion, total deposits of $29.2 billion and total shareholders’ equity of $4.4 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. Of our current 238 branch network, 59 percent, 16 percent, 18 percent and 7 percent of the branches are located in New Jersey, New York, Florida and Alabama, respectively. Despite our current and past branch consolidation activity, we have grown both in asset size and locations significantly over the past several years primarily through bank acquisitions. On January 1, 2018, Valley completed its acquisition of USAmeriBancorp, Inc. (USAB) and meaningfully enhanced its presence in the Tampa Bay, Florida market. USAB, largely through its wholly-owned subsidiary, USAmeriBank, had approximately $5.1 billion in assets, $3.7 billion in net loans and $3.6 billion in deposits.
Acquisition of Oritani Financial Corp. Effective December 1, 2019, Valley completed its acquisition of Oritani Financial Corp. ("Oritani") and its wholly-owned subsidiary, Oritani Bank. Oritani had approximately $4.3 billion in assets, $3.4 billion in net loans, $2.9 billion in deposits, after purchase accounting adjustments, and a branch network of 26 locations. The acquisition represents a significant addition to Valley's New Jersey franchise, and will meaningfully enhance its presence in the Bergen County market. The common shareholders of Oritani received 1.60 shares of Valley common stock for each Oritani share that they owned. The total consideration for the acquisition was approximately $835 million, and the transaction resulted in $289 million of goodwill and $21 million of core deposit intangible assets subject to amortization. Full systems integration was completed in February 2020 with minimal disruption to our customers. However, some normal post-systems integration matters involving back-office and other functions were still underway at the filing date of this report.
We also closed and consolidated 6 of the 26 acquired Oritani branches into nearby legacy Valley branches during February 2020. Valley plans to close and consolidate three legacy Valley branches into branches acquired from Oritani during the second quarter 2020. We do not expect these branch closings to impact the timing of the planned closures discussed in the "Branch Transformation" section below.
Branch Transformation. As previously disclosed, Valley has embarked on a strategy to overhaul its retail network. Approximately one year ago, we established the foundation of what the transformation of our branch network would look like in coming years. At that time, we identified 74 branches that did not meet certain internal performance measures, including 20 branches that were closed and consolidated by the end of the first quarter 2019. For the remaining 54 branches, we implemented tailored action plans focused on improving profitability and deposit levels, as well as upgrades in staffing and training, within a defined timeline.
At December 31, 2019, the majority of the 54 branches have seen measurable success in terms of relative cost of deposits, deposit mix and overall balance growth. However, some locations have not met our established performance targets. As such, we currently expect to close approximately 10 branches during 2020.

2019 Form 10-K	34

For the remaining branch network, we continue to monitor the operating performance of each branch and implement tailored action plans focused on improving profitability and deposit levels for those branches that underperform.

Sale Leaseback. During March 2019, Valley closed a sale-leaseback transaction for 26 properties resulting in a pre-tax gain of $78.5 million for the first quarter 2019.

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

During the nine months ended September 30, 2019, given the circumstances that we were aware of at that time and management's best judgments regarding the settlement of the tax positions that it would ultimately accept with the IRS, Valley expected a partial loss and tax benefit recapture. During the fourth quarter 2019, several of the co-conspirators pleaded guilty to fraud in the on-going federal investigation. Based upon this new information, Valley deemed that its tax positions related to the DC Solar funds did not meet the more likely than not recognition threshold in Valley's tax reserve assessment at December 31, 2019. As a result, our net income for the fourth quarter 2019 and the year ended December 31, 2019 includes increases to our provision for income taxes of $18.7 million and $31.1 million, respectively, reflecting the reserve for uncertain tax liability positions related to renewable energy tax credits and other tax benefits previously recognized from the investments in the DC Solar funds plus interest. During the first quarter 2019, we also recognized a full write down of the related unamortized investments totaling $2.4 million (previously presented in other assets) due to other than temporary impairment losses.

Valley believes it is fully reserved for its tax positions related to DC Solar at December 31, 2019. See Item 1A. Risk Factors as well as Notes 14 and 15 to the consolidated financial statements for additional information related to our tax credit investments and reserves for uncertain tax liability positions.
Annual Results. Net income totaled $309.8 million, or $0.87 per diluted common share, for the year ended December 31, 2019 compared to $261.4 million in 2018, or $0.75 per diluted common share. The increase in net income was largely due to: (i) a $40.8 million, or 4.8 percent, increase in our net interest income driven by a $2.9 billion increase in average loan balances and higher loan yields, partially offset by interest expense related to higher short-term interest rates and a $2.4 billion increase in average interest bearing liabilities as compared to 2018, (ii) a $80.5 million increase in non-interest income mostly related to a $78.5 million gain on the sale (and leaseback) of several Valley properties in the first quarter 2019, partially offset by (iii) a $78.7 million increase in income tax expense largely due to an increase in pre-tax income and a $31.1 million addition to our reserves for uncertain tax positions, (iv) a $8.3 million decline in our provision for credit losses and (v) a $2.5 million increase in total non-interest expense. See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense,” and “Income Taxes” sections below for more details on the items above and other infrequent items, including merger expenses and the loss on extinguishment of debt, impacting our 2019 annual results.
Operating Environment. During 2019, real gross domestic product expanded 2.3 percent as compared to 2.9 percent in 2018 due, in part, to weaker business fixed investment and a slower pace of services consumption by households.
The federal funds target rate was increased five times by the Federal Open Market Committee (FOMC) from mid-December 2017 to mid-December 2018. During 2019, the FOMC held the target range of 2.25 to 2.50 percent until the end of July 2019, and then cut the target three times to a range of 1.50 to 1.75 percent during the second half of 2019. In early March 2020, the FOMC cut interest rates by 50 basis points to a target range of 1.00 to 1.25 percent in an effort to contain the coronavirus's economic fallout. The interest rate cut was the first emergency rate move since the 2008 financial crisis.
The 10-year U.S. Treasury note yield ended 2019 at 1.92 percent, 77 basis points lower compared with December 31, 2018. The spread between the 2- and 10-year U.S. Treasury note yields ended the year at 0.34 percent, 13 basis points higher compared to the end of 2018. However, this spread has contracted during early March 2020 as compared to December 31, 2019 and could remain that way for an extended period due to current economic concerns.
For all commercial banks in the U.S., loans and leases grew approximately 4.2 percent from December 31, 2018 to December 31, 2019. For the industry, banks reported that demand for most commercial loan products had declined compared to the end of 2018. The decline was driven by weakening demand among small firms for commercial and industrial loans and tightening of underwriting standards, particularly for commercial real estate loans.

35	2019 Form 10-K

Valley continued to see solid demand for commercial loans across its geographies during 2019, and was able to grow core deposits. However, should demand weaken for commercial loans and competition for deposits increase further in Valley's markets, these factors and others, including a flat or inverted yield curve environment, may challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.

Loans. Total loans increased by $4.7 billion to $29.7 billion at December 31, 2019 from December 31, 2018. Adjusted for $3.4 billion of loans acquired from Oritani on December 1, 2019 and approximately $800 million of sales from the commercial real estate loan portfolio in the fourth quarter 2019, total loans grew by over 9 percent in 2019 due to strong demand in most loan categories. For 2020, we are targeting net loan growth in the range of 6 to 8 percent. However, there can be no assurance that we will achieve such levels given the potential for unforeseen changes in the market and other conditions. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Our past due loans and non-accrual loans, discussed further below, exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. At December 31, 2019, our PCI loan portfolio totaled $6.6 billion, or 22.3 percent of our total loan portfolio, and includes all of the loans acquired from USAB and Oritani on January 1, 2018 and December 1, 2019, respectively.
Total non-PCI loan portfolio delinquencies (including loans past due 30 days or more and non-accrual loans) as a percentage of total loans were 0.54 percent and 0.62 percent at December 31, 2019 and 2018, respectively. Total accruing past due loans increased to $68.2 million at December 31, 2019 from $67.7 million at December 31, 2018. Non-accrual loans totaled $93.1 million, or 0.31 percent of our entire loan portfolio of $29.7 billion, at December 31, 2019 as compared to $88.4 million, or 0.35 percent of total loans, at December 31, 2018. The increase in non-accruals was largely due to a $6.6 million increase in commercial real estate loans, partially offset by a $1.5 million decrease in the commercial and industrial loan category. Overall, our non-performing assets increased by 5.9 percent to $104.4 million at December 31, 2019 as compared to $98.6 million at December 31, 2018 primarily due to the increase in non-accrual loans.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by an unexpected downturn in economic conditions or other geopolitical factors, management cannot provide assurance that our non-performing assets will remain at, or increase from, the levels reported as of December 31, 2019. See the “Non-performing Assets” section below for further analysis of our asset quality.
Investments. During the year ended December 31, 2019, we recognized net impairment losses on securities totaling $2.9 million in earnings due to one bond in default of its contractual payments. There were no net impairment losses on securities during 2018 and 2017. During the year ended December 31, 2019, we recognized net losses on securities transactions of $150 thousand as compared to net losses totaling $2.3 million in 2018 and $20 thousand in 2017. The 2018 net losses were partly related to the sale of all the private label mortgage-backed securities classified as available for sale in our investment portfolio during the fourth quarter. See further details in the “Investment Securities Portfolio” section below and Note 4 to the consolidated financial statements.
Deposits and Other Borrowings. Our mix of total deposits slightly shifted to time deposits during 2019 as compared to 2018 largely due to the greater use of brokered time deposits since the second half of 2018 relative to other wholesale funding sources included in other borrowings. Non-interest bearing deposits represented approximately 25 percent of total average deposits for the year ended December 31, 2019, while savings, NOW and money market accounts were 45 percent and time deposits were 30 percent. Average non-interest bearing deposits increased $171.1 million to approximately $6.4 billion for the year ended December 31, 2019 as compared to 2018 due, in large part, to our continuous efforts to encourage new and existing loan borrowers to maintain deposit accounts at Valley and, to a lesser extent, $142.6 million of deposits assumed from Oritani on December 1, 2019. Average savings, NOW and money market account balances increased $312.9 million to $11.4 billion in 2019 largely due to several retail and business account initiatives and $1.6 billion of such deposits assumed from Oritani. Average time deposits also increased $2.4 billion to $7.5 billion in 2019 due to (i) increased use of brokered CDs as an alternative to more costly FHLB borrowings with shorter or similar maturities, (ii) successful retail deposit gathering efforts and (iii) $1.2 billion of deposits assumed from USAB. Ending balances of brokered deposits (consisting of both time and money market deposit accounts) were $4.1 billion and $3.2 billion at December 31, 2019 and 2018, respectively.
Average short-term borrowings decreased $117.7 million to $2.1 billion for 2019 as compared to 2018 largely due to a decline in FHLB advances used for funding of loan growth caused by the success of our retail and brokered deposit gathering efforts. Valley assumed only $10.5 million of very short duration borrowings in the Oritani acquisition during 2019.

2019 Form 10-K	36

Average long-term borrowings decreased $165.4 million to approximately $2.0 billion for 2019 as compared to 2018 largely due to an normal repayments of FHLB borrowings during 2019 and, to a much lesser extent, the prepayment of $635 million of high cost FHLB borrowings in December 2019. See further discussion of our average interest bearing liabilities under the “Net Interest Income” section below.
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
Annual Period 2019. Net interest income on a tax equivalent basis increased by $39.8 million to $902.7 million for 2019 as compared to 2018. The increase was mainly driven by a $2.9 billion increase in average loan balances and a 14 basis point increase in loan yield, partially offset by interest expense related to a $2.4 billion increase in average interest bearing liabilities and a 37 basis point increase in the cost of such liabilities as compared to 2018. See further discussion of the changes in our average interest earning assets and interest bearing liabilities below.
The net interest margin on a tax equivalent basis was 2.95 percent for the year ended December 31, 2019 and decreased 16 basis points as compared to 2018. However, the yield on average interest earning assets increased 13 basis points mainly attributable to the increased yield on average loans. The yield on average loans increased 14 basis points to 4.57 percent for 2019 as compared to 4.43 percent in 2018 largely due to new loan volumes and higher market interest rates in the second half of 2018 and a gradual decline in 2019. Our average non-taxable investment portfolio yield decreased 30 basis points during 2019 as compared to one year ago due to repayment and prepayment of mostly higher yield residential mortgage-backed securities, increased premium amortization and lower yielding new investments in 2019. Offsetting the increase in the yield on average interest earning assets, the cost of average interest bearing liabilities increased 37 basis points to 1.84 percent for 2019. The increase in the overall cost as compared to 2018 was mainly driven by higher market rates on most new stated rate maturity deposits and term funding in the second half of 2018 through approximately the first nine months of 2019. The cost of funds were largely influenced by a 33 basis point increase in the annual average of the daily effective federal funds rate to 2.16 percent for 2019 from 1.83 percent in 2018, as well as strong market competition for customer deposits. The federal funds target rate was increased five times by the FOMC from mid-December 2017 to mid-December 2018. In 2019, the FOMC held the target range of 2.25 to 2.50 percent until the end of July 2019, and then cut the target three times to a range of 1.50 to 1.75 percent during the second half of 2019.
Average interest earning assets totaling $30.6 billion for the year ended December 31, 2019 increased $2.9 billion, or 10.4 percent, as compared to 2018. Average loan balances increased $2.9 billion to $26.2 billion in 2019 and drove approximately 80 percent of the $164.9 million increase in the interest income on a tax equivalent basis for loans as compared to 2018. The growth in average loans during 2019 was mostly due to strong loan demand and successful lending team efforts, particularly in the commercial loan categories, over the last two years. The new loan production in the commercial area came from a blend of new and existing customer relationships with significant geographic and product diversification across our primary markets. Average federal funds sold and other interest bearing deposits increased $79.8 million to $298.7 million for the year ended December 31, 2019 as compared to 2018 due to slightly higher levels of overnight liquidity primarily caused by fluctuations in the timing of new loan originations. Average investment securities decreased $102.1 million to approximately $4.0 billion in 2019 due to normal securities repayment activity and higher reinvestment of such funds in new loan originations.
Average interest bearing liabilities increased $2.4 billion to $22.9 billion for the year ended December 31, 2019 from the same period in 2018 due to increases in most of our deposit product categories. Average savings, NOW and money market accounts increased $312.9 million largely due to retail money market account gathering initiatives during late 2018 and 2019, partially offset by continued lower utilization of brokered money market account balances in our loan growth funding strategy and other liquidity needs in 2019. Average time deposits increased $2.4 billion to $7.5 billion for 2019 as compared to 2018 mainly due to retail CDs strategies executed in both 2018 and 2019 and increased use of brokered CDs since the second half of 2018. Average short-term and long-term borrowings decreased $117.7 million and $165.4 million in 2019, respectively, as compared to 2018 primarily due to a lower level of FHLB borrowings used to fund new loan activities. See the "Fourth Quarter 2019" section below for more information regarding changes in our interest bearing liabilities during 2019.
Fourth Quarter 2019. Net interest income on a tax equivalent basis totaling $239.6 million for the fourth quarter 2019 increased $16.2 million and $17.9 million as compared to the fourth quarter 2018 and third quarter 2019, respectively. The increase compared to the third quarter 2019 was largely due to higher average loan balances and lower costs of interest-bearing liabilities, partly offset by low loan yields. Interest income on a tax equivalent basis increased $14.5 million to $344.8 million for the fourth quarter 2019 as compared to the third quarter 2019 mainly due to a $1.8 billion increase in average loans, partly offset by 6 basis point decrease in the yield on average loans. Interest expense of $105.2 million for the three months ended December 31, 2019

37	2019 Form 10-K

decreased $3.4 million from the third quarter 2019 largely due to lower interest rates on many of our interest-bearing deposit products and other borrowings, partly offset by additional interest expense from a $1.4 billion increase in average interest-bearing liabilities. The increase in average interest-bearing liabilities was largely driven by both brokered and retail time deposit gathering initiatives, as well as the Oritani acquisition.
The net interest margin on a tax equivalent basis of 2.96 percent for the fourth quarter 2019 decreased 14 basis points as compared to 3.10 percent for the fourth quarter 2018, and increased 5 basis points from 2.91 percent for the third quarter 2019. The yield on average interest earning assets decreased by 6 basis points on a linked quarter basis due to the lower yields on average loans and investment securities. The yield on average loans decreased to 4.51 percent for the fourth quarter 2019 from 4.57 percent for the third quarter 2019 mostly due to the high volume of new loan originations at current market rates and repayment of higher yielding loans. The decreased yield on average investment securities was partly caused by an increase in premium amortization on residential mortgage-backed securities, due to higher prepayments on such financial instruments. The overall cost of average interest-bearing liabilities decreased by 16 basis points to 1.74 percent for the fourth quarter 2019 as compared to the linked third quarter 2019 due to lower interest rates on certain deposits and borrowings repricing during the second half of 2019. Our prepayment of $635 million in higher cost long-term borrowings during December 2019 is expected to positively impact our average cost of funds for its first full period of extinguishment during the first quarter 2020. Our cost of total average deposits was 1.20 percent for the fourth quarter 2019 as compared to 1.27 percent for the three months ended September 30, 2019.
Looking forward, we expect moderate interest rate pressures on the level of our net interest margin for the first quarter 2020 due to lower yielding loan originations and one less day during the quarter. However, we are encouraged by the current level of market interest rates for most of our funding sources and the potential ability to reprice stated maturity deposits and other borrowings coming due for us over the next 12-month period. Based upon our most recent projection, we anticipate net interest income growth of approximately 13 to 16 percent for the full year of 2020 as compared to 2019.

2019 Form 10-K	38

The following table reflects the components of net interest income for each of the three years ended December 31, 2019, 2018 and 2017:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2019			2018			2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$26,235,253	$1,198,908	4.57%	$23,340,330	$1,033,996	4.43%	$17,819,003	$734,485	4.12%
Taxable investments (3)	3,394,397	98,949	2.92	3,409,687	100,515	2.95	2,910,390	82,488	2.83
Tax-exempt investments (1)(3)	647,178	22,051	3.41	733,956	27,220	3.71	569,469	23,691	4.16
Interest bearing deposits with banks	298,702	5,723	1.92	218,938	3,236	1.48	189,636	1,793	0.95
Total interest earning assets	30,575,530	1,325,631	4.34	27,702,911	1,164,967	4.21	21,488,498	842,457	3.92
Allowance for loan losses	(157,562)			(136,775)			(117,529)
Cash and due from banks	275,619			278,181			236,297
Other assets	2,762,478			2,431,537			1,886,035
Unrealized losses on securities available for sale, net	(13,327)			(46,578)			(14,503)
Total assets	$33,442,738			$30,229,276			$23,478,798
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$11,406,073	$145,177	1.27%	$11,093,136	$108,394	0.98%	$8,934,335	$55,300	0.62%
Time deposits	7,521,338	166,693	2.22	5,131,167	81,959	1.60	3,329,693	42,546	1.28
Total interest bearing deposits	18,927,411	311,870	1.65	16,224,303	190,353	1.17	12,264,028	97,846	0.80
Short-term borrowings	2,070,258	47,862	2.31	2,187,998	45,930	2.10	1,486,001	18,034	1.21
Long-term borrowings (4)	1,951,203	63,220	3.24	2,116,619	65,762	3.11	1,890,288	58,227	3.08
Total interest bearing liabilities	22,948,872	422,952	1.84	20,528,920	302,045	1.47	15,640,317	174,107	1.11
Non-interest bearing deposits	6,364,986			6,193,839			5,192,087
Other liabilities	573,397			201,986			174,643
Shareholders’ equity	3,555,483			3,304,531			2,471,751
Total liabilities and shareholders’ equity	$33,442,738			$30,229,276			$23,478,798
Net interest income/interest rate spread (5)		902,679	2.50%		862,922	2.74%		668,350	2.81%
Tax equivalent adjustment		(4,631)			(5,719)			(8,303)
Net interest income, as reported		$898,048			$857,203			$660,047
Net interest margin (6)			2.94%			3.09%			3.07%
Tax equivalent effect			0.01			0.02			0.04%
Net interest margin on a fully tax equivalent basis (6)			2.95%			3.11%			3.11%

(1)	Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate for both 2019 and 2018, respectively, and a 35 percent federal tax rate for 2017.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

(4)	Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of condition.

(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest income as a percentage of total average interest earning assets.

39	2019 Form 10-K

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Years Ended December 31,
	2019 Compared to 2018			2018 Compared to 2017
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$131,473	$33,439	$164,912	$241,292	$58,219	$299,511
Taxable investments	(449)	(1,117)	(1,566)	14,611	3,416	18,027
Tax-exempt investments*	(3,063)	(2,106)	(5,169)	6,303	(2,774)	3,529
Federal funds sold and other interest bearing deposits	1,372	1,115	2,487	311	1,132	1,443
Total increase in interest income	129,333	31,331	160,664	262,517	59,993	322,510
Interest expense:
Savings, NOW and money market deposits	3,137	33,646	36,783	15,640	37,454	53,094
Time deposits	46,254	38,480	84,734	26,955	12,458	39,413
Short-term borrowings	(2,558)	4,490	1,932	10,962	16,934	27,896
Long-term borrowings and junior subordinated debentures	(5,282)	2,740	(2,542)	7,028	507	7,535
Total increase in interest expense	41,551	79,356	120,907	60,585	67,353	127,938
Increase (decrease) in net interest income	$87,782	$(48,025)	$39,757	$201,932	$(7,360)	$194,572

*	Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate for 2019 and 2018, respectively, and a 35 percent federal tax rate for 2017.

2019 Form 10-K	40

Non-Interest Income
Non-interest income represented 14.0 percent and 10.4 percent of total interest income plus non-interest income for 2019 and 2018, respectively. For the year ended December 31, 2019, non-interest income increased $80.5 million as compared to the year ended December 31, 2018 largely due to the gain on the sale of several Valley properties in 2019. See further details below.
The following table presents the components of non-interest income for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Trust and investment services	$12,646	$12,633	$11,538
Insurance commissions	10,409	15,213	18,156
Service charges on deposit accounts	23,636	26,817	21,529
Losses on securities transactions, net	(150)	(2,342)	(20)
Other-than-temporary impairment losses on securities	(2,928)	—	—
Portion recognized in other comprehensive income (before taxes)	—	—	—
Net impairment losses on securities recognized in earnings	(2,928)	—	—
Fees from loan servicing	9,794	9,319	7,384
Gains on sales of loans, net	18,914	20,515	20,814
Gains (losses) on sales of assets, net	78,333	(2,401)	(95)
Bank owned life insurance	8,232	8,691	7,338
Other	55,634	45,607	25,062
Total non-interest income	$214,520	$134,052	$111,706
Insurance commissions decreased $4.8 million for the year ended December 31, 2019 from $15.2 million in 2018 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.
Service charges on deposit accounts decreased $3.2 million for the year ended December 31, 2019 as compared to 2018 mostly due to lower checking and ATM fees.
Net losses on securities transactions decreased $2.2 million for the year ended December 31, 2019 as compared to 2018. The higher level of net losses in 2018 was partly due to the sale of all of our private label mortgage-backed securities classified as available for sale for an aggregate net loss of $1.5 million during the fourth quarter 2018, as well as the sale of equity securities previously classified as available for sale and certain municipal securities acquired from USAB.
Other-than-temporary impairment losses on securities for the year ended December 31, 2019 relate to one special revenue bond in default of its contractual payments. See the “Investment Securities Portfolio” section of this MD&A and Note 4 to the consolidated financial statements for further details on our investment securities impairment analysis.
Fees from loan servicing increased $475 thousand for the year ended December 31, 2019 from $9.3 million in 2018 mainly due to additional fees from mortgage servicing rights of loans originated and sold by us during the last 12 months. The aggregate principal balances of residential mortgage loans serviced by us for others increased approximately $113 million to $3.4 billion, at December 31, 2019 from $3.2 billion at December 31, 2018.
Net gains on sales of loans decreased $1.6 million for the year ended December 31, 2019 as compared to 2018, largely due to lower volume of residential mortgage loan sales and interest rate spreads on loans sold. During 2019, we sold $934.5 million of residential mortgages as compared to $965.5 million of residential mortgage loans sold during 2018, including $436 million and $290 million of pre-existing loans sold from our residential mortgage loan portfolio, respectively. Residential mortgage loan originations (including both new and refinanced loans) decreased 9.2 percent to $1.6 billion for the year ended December 31, 2019 as compared to $1.7 billion in 2018. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. The net gains in the fair value of loans held for sale totaled $1.0 million and $211 thousand in 2019 and 2018, respectively. See further discussions of our residential mortgage loan origination activity under “Loans” in the "Executive Summary" section of this MD&A above and the fair valuation of our loans held for sale at Note 3 of the consolidated financial statements.
Net gains (losses) on sales of assets increased $80.7 million primarily due to a $78.5 million gain on the sale (and leaseback) of 25 branches and 1 corporate location recognized during the first quarter 2019.

41	2019 Form 10-K

Other non-interest income increased $10.0 million for the year ended December 31, 2019 from 2018 mainly due to a $17.0 million increase in fee income related to derivative interest rate swaps executed with commercial lending customers. Swap fee income totaled $33.4 million and $16.4 million for the years ended December 31, 2019 and 2018, respectively. The increase in swap fees was partially offset by a decrease in other income during 2019 related to a $6.5 million gain realized on the sale of our Visa Class B shares during the fourth quarter 2018.
Non-Interest Expense
Non-interest expense increased $2.5 million to $631.6 million for the year ended December 31, 2019 as compared to 2018. The following table presents the components of non-interest expense for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
		(in thousands)
Salary and employee benefits expense	$327,431	$333,816	$263,337
Net occupancy and equipment expense	118,191	108,763	92,243
FDIC insurance assessment	21,710	28,266	19,821
Amortization of other intangible assets	18,080	18,416	10,016
Professional and legal fees	20,810	34,141	25,834
Loss on extinguishment of debt	31,995	—	—
Amortization of tax credit investments	20,392	24,200	41,747
Telecommunication expense	9,883	12,102	9,921
Other	63,063	69,357	46,154
Total non-interest expense	$631,555	$629,061	$509,073
Salary and employee benefits expense decreased $6.4 million for the year ended December 31, 2019 as compared to 2018, largely due to (i) lower headcount caused by our recent branch transformation and new universal banker model, as well as other operational improvements, (ii) a $4.5 million decrease in stock-based compensation expense, and (iii) a $2.8 million decrease in commission expense mainly related to our home mortgage consultant teams. These decreases were partially offset by higher merger related and other corporate severance expense. The change in control, severance and retention expenses related to bank acquisitions totaled $13.9 million and $9.8 million for the years ended December 31, 2019 and 2018, respectively. Severance costs related to our branch transformation strategy totaled $4.8 million and $2.7 million for the years ended December 31, 2019 and 2018, respectively.
Net occupancy and equipment expenses increased $9.4 million for the year ended December 31, 2019 as compared to 2018 largely due to higher rental expense resulting from the sale leaseback transaction for 26 locations closed during the first quarter 2019. In addition, repair and equipment expense, and depreciation expense increased $4.5 million and $1.8 million, respectively, for the year ended December 31, 2019 as compared to 2018. Merger expenses related to bank acquisitions within the category totaled $870 thousand and $856 thousand for the years ended December 31, 2019 and 2018, respectively.
The FDIC insurance assessment decreased $6.6 million for the year ended December 31, 2019 as compared to 2018 largely due to the FDIC's termination of the large bank surcharge portion of our quarterly assessment effective September 30, 2018.
Professional and legal fees decreased $13.3 million for the year ended December 31, 2019 as compared to 2018. The decrease was mainly caused by a $12.2 million litigation reserve charge recognized in 2018. Professional and legal fees included merger expenses of approximately $1.9 million related to the Oritani acquisition and $837 thousand of merger expense related to the USAB acquisition for the year ended December 31, 2019 and 2018, respectively.
Loss on extinguishment of debt totaling $32.0 million for the year ended December 31, 2019 related to prepayment of $635.0 million of the long-term FHLB advances during the fourth quarter 2019 accounted for as an early debt extinguishment. See Note 11 for additional details.
Amortization of tax credit investments decreased $3.8 million for the year ended December 31, 2019 as compared to 2018 mostly due to normal differences in the timing and amount of such investments and recognition of the related tax credits, partially offset by a $2.4 million other-than-temporary impairment charge related to investments in three federal renewable energy tax credit funds during the year ended December 31, 2019. Tax credit investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. See Note 15 to the consolidated financial statements for additional information.

2019 Form 10-K	42

Telecommunications expense decreased $2.2 million for the year ended December 31, 2019 as compared to 2018 partly due to branch reductions and other operating efficiencies.
Other non-interest expense decreased $6.3 million for the year ended December 31, 2019 as compared to 2018. The decrease was mainly due to $5.6 million of USAB merger related charges recognized during 2018 and a $1.4 million increase in net gains on sale of OREO properties. Merger expenses related to the Oritani acquisition were immaterial within other non-interest expense during 2019. Advertising expense included in this category decreased $1.3 million to $4.5 million for the year ended December 31, 2019 as compared to 2018. During 2019, we also experienced moderate decreases in several other significant components of other expense, such as travel, debit card and ATM expense, postage, and stationery and print expenses. The positive impact of these items was partially offset by higher data processing costs during 2019 as compared to 2018.
Efficiency Ratio. The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted mostly by the loss on extinguishment of debt, amortization of tax credit investments, merger related expenses, and the gain on our sale-leaseback transaction during 2019. See table below for more details.
The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for such items during the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	($ in thousands)
Total non-interest expense, as reported	$631,555	$629,061	$509,073
Less: Loss on extinguishment of debt (pre-tax)	31,995	—	—
Less: Amortization of tax credit investments (pre-tax)	20,392	24,200	41,747
Less: LIFT program expenses (pre-tax )(1)	—	—	9,875
Less: Merger related expenses (pre-tax)(2)	16,579	17,445	2,620
Less: Severance expense (mainly branch transformation, pre-tax)(3)	4,838	2,662	—
Less: Legal expenses (litigation reserve impact only, pre-tax)	—	12,184	—
Total non-interest expense, as adjusted	$557,751	$572,570	$454,831
Net interest income	898,048	857,203	660,047
Total non-interest income, as reported	214,520	134,052	111,706
Add: Net impairment losses on securities (pre-tax)	2,928	—	—
Add: Branch related asset impairment (pre-tax)(4)	—	1,821	—
Add: Losses on securities transactions, net (pre-tax)	150	2,342	20
Less: Gain on the sale of Visa Class B shares (pre-tax)(5)	—	6,530	—
Less: Gain on sale leaseback transaction (pre-tax)(6)	78,505	—	—
Total non-interest income, as adjusted	$139,093	$131,685	$111,726
Gross operating income, as adjusted	$1,037,141	$988,888	$771,773
Efficiency ratio	56.77%	63.46%	65.96%
Efficiency ratio, adjusted	53.78%	57.90%	58.93%

(1)	Costs related to implementation of Valley's LIFT earnings enhancement program in 2017 are primarily within professional and legal fees and salary and employee benefits expense.

(2)	Merger related expenses are primarily within salary and employee benefits expense, professional and legal fees, and other expense.

(3)	Severance expenses are included in salary and employee benefits.

(4)	Branch related asset impairment is included in net losses on sale of assets within non-interest income.

(5)	The gain from the sale of non-marketable securities is included in other non-interest income.

(6)	The gain on sale leaseback transactions is included in gains on the sales of assets within other non-interest income.
Management continuously monitors its expenses in an effort to optimize Valley's performance. Based upon these efforts and our revenue goals, we achieved an adjusted efficiency ratio (as shown in the table above) of 53.78 percent for 2019 that exceeded

43	2019 Form 10-K

our previously announced goal of 55 percent or lower for the year. Valley expects to achieve an adjusted efficiency ratio of 51 percent or lower for the full year of 2020 as it remains committed to technology and business process enhancements throughout the organization. However, we can provide no assurance that our adjusted efficiency ratio will meet our target for 2020 or remain at the level reported for 2019.
Income Taxes
Effective January 1, 2018, the federal corporate income tax rate decreased from 35 percent to 21 percent under the Tax Act. Income tax expense was $147.0 million for the year ended December 31, 2019, reflecting an effective tax rate of 32.2 percent, as compared to $68.3 million for the year ended 2018, reflecting an effective tax rate of 20.7 percent. The increase in both income tax expense and the effective tax rate in 2019 as compared to 2018 was largely caused by an $31.2 million increase in Valley's reserve for uncertain tax liability positions at December 31, 2019 related to renewable energy tax credits and other tax benefits previously recognized from the investments in the DC Solar funds plus interest. As a result, Valley believes it is fully reserved for its tax positions related to DC Solar at December 31, 2019. In addition, the income tax expense and effective tax rate for 2018 reflect a net tax benefit of $3.3 million related to the reduction in our reserve for unrecognized tax benefits due to the expiration of the statute of limitations for certain tax positions.
U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will range from 24 percent to 26 percent for 2020.
See additional information regarding our income taxes under our “Critical Accounting Policies and Estimates” section above, as well as Note 14 to the consolidated financial statements.
Business Segments
We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Our reportable segments have been determined based upon Valley’s internal structure of operations and lines of business. Each business segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a “pool funding” methodology, which involves the allocation of uniform funding cost based on each segments’ average earning assets outstanding for the period. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting, and may result in income and expense measurements that differ from amounts under U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. See Note 23 to the consolidated financial statements for the segments’ financial data.
Consumer lending. The consumer lending segment representing 24.3 percent of the total loan portfolio at December 31, 2019, is mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans).The duration of the residential mortgage loan portfolio (which represented 14.7 percent of our total loan portfolio at December 31, 2019) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (representing 4.9 percent of total loans at December 31, 2019) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management Division, comprised of trust, asset management, and insurance services.
Average interest earning assets in this segment increased $694.3 million to $6.9 billion for the year ended December 31, 2019 as compared to 2018. The increase was largely due to loan growth from new and refinanced residential mortgage loan originations held for investment generated from our home mortgage consulting team, moderately low level of market mortgage interest rates, and strength of the labor markets, net of loan portfolio transfers and sales in 2019. Automobile loans and other

2019 Form 10-K	44

consumer loans (mainly consisting of collateralized personal lines of credits) also grew by 10.0 percent and 6.1 percent, respectively, over the last 12 months.
Income before income taxes generated by the consumer lending segment increased $20.2 million to $77.5 million for the year ended December 31, 2019 as compared to $57.3 million for the year ended December 31, 2018, largely due to lower non-interest expense coupled with an increase in net interest income, partially offset by a decrease in non-interest income. Non-interest expense decreased $16.4 million as compared to 2018 due, in part, to lower salary and employee benefits expense. Net interest income increased $9.8 million mostly due to the increase in average loans. The decrease of $3.3 million in non-interest income for the year ended December 31, 2019 was largely due to lower insurance commissions generated by the Wealth Management Division and a moderate decline in net gains of sale of residential mortgage loans.
The net interest margin on the consumer lending portfolio was 2.63 percent and 2.77 percent for the years ended December 31, 2018 and December 31, 2019, respectively. The 2019 margin decreased 14 basis points from 2018 due to a 30 basis point increase in the costs associated with our funding sources, partially offset by16 basis point increase in the yield on average loans. The increase in our cost of funds was primarily due to greater use of brokered and retail time deposit funding in our overall mix of deposit balances and higher rates on most deposit products and wholesale borrowings during the first half of 2019. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our loans, deposits and other borrowings.
The return on average interest earning assets before income taxes for the consumer lending segment was 1.12 percent for 2019 compared to 0.92 percent for 2018.
Commercial lending. The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $4.8 billion and represented 16.2 percent of the total loan portfolio at December 31, 2019. Commercial real estate loans and construction loans totaled $17.6 billion and represented 59.5 percent of the total loan portfolio at December 31, 2019.
Average interest earning assets in this segment increased $2.2 billion to $19.3 billion for the year ended December 31, 2019 as compared to 2018. The average increase was primarily attributable to solid organic loan growth during both 2019 and 2018.
For the year ended December 31, 2019, income before income taxes for the commercial lending segment increased $60.8 million to $369.2 million as compared to 2018. Net interest income increased $47.0 million to $668.7 million for the year ended December 31, 2019 as compared to 2018 largely due to higher average balances and an increase in yield on new loan originations, partially offset by higher interest expense. Non-interest income increased $18.9 million for the year ended December 31, 2019 as compared to 2018 mainly due to fee income related to derivative interest rate swaps executed with commercial loan customers which totaled $33.4 million for the year ended December 31, 2019 as compared to $16.4 million in 2018. The provision for credit losses decreased $9.4 million to $17.5 million for the year ended December 31, 2019 as compared to 2018. (See details in the "Allowance for Credit Losses" section of this MD&A). Internal transfer expense and non-interest expense increased $7.7 million and $6.8 million for the year ended December 31, 2019, respectively, as compared to 2018.
The net interest margin for this segment decreased 17 basis points to 3.46 percent during 2019 as a result of a 30 basis point increase in the cost of our funding sources, partially offset by a 13 basis point increase in the yield on average loans as compared to 2018. The increase in yield on average loans was largely due to new loan volumes at higher market interest rates in the second half of 2018 and a gradual decline in the new loan interest rates in 2019.
The return on average interest earning assets before income taxes for this segment was 1.91 percent for 2019 compared to 1.80 percent for the prior year period.

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
Average interest earning assets decreased $22.3 million to $4.3 billion for the year ended December 31, 2019 as compared to 2018 mostly due to a decline of $102.1 million in average investment securities partially offset by a $79.8 million increase in federal funds sold and other interest bearing deposits. Average investments declined due to the reinvestment of normal cash flows into higher yielding new loan activity in 2019. Average federal funds sold and other interest bearing deposits increased to $298.7

45	2019 Form 10-K

million for the year ended December 31, 2019 as compared to 2018 due to higher levels of overnight liquidity primarily caused by normal fluctuations in the timing of new loan originations and other treasury management activity.
For the year ended December 31, 2019, income before income taxes for the investment management segment decreased $11.9 million to $27.0 million as compared to 2018 primarily due to a $17.0 million decrease in net interest income, partially offset by a $4.7 million decrease in the internal transfer expense. The decrease in net interest income was mainly driven by lower average investment balances and normal repayment of higher yielding securities during the year ended December 31, 2019 as compared to 2018.
The net interest margin for this segment decreased 38 basis points to 1.59 percent during the year ended December 31, 2019 as compared to 2018 as a result of a 30 basis point increase in costs associated with our funding sources and an 8 basis point decrease in the yield on average investments. The decrease in the yield on average investments during 2019 as compared to one year ago was mainly due to repayment and prepayment of mostly higher yield residential mortgage-backed securities, increased premium amortization and lower yielding new investments purchased during 2019.
The return on average interest earning assets before income taxes for this segment was 0.62 percent for 2019 compared to 0.89 percent for 2018.
Corporate and other adjustments. The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net gains and losses on securities and net impairment losses not reported in the investment management segment above, interest expense related to subordinated notes, amortization of tax credit investments, as well as infrequent items, such as the loss on extinguishment of debt, gain on sale leaseback transactions and merger expenses.
The pre-tax net loss for the corporate segment decreased $58.0 million for the year ended December 31, 2019 to $17.0 million as compared to $75.0 million in 2018. The lower net loss during 2019 for this segment was mainly due to a increase in non-interest income, as well as internal transfer income, partially offset by a increase in non-interest expense. The non-interest income increased $64.8 million to $106.6 million for the year ended December 31, 2019 from 2018 primarily due to a $78.5 million net gain on the sale (and leaseback) of 26 Valley properties during the first quarter 2019. Internal transfer income increased $4.6 million to $349.5 million for the year ended December 31, 2019 as compared to the prior year. The non-interest expense increased $12.4 million to $452.6 million for the year ended December 31, 2019 as compared to 2018 largely due to a loss on extinguishment of debt totaling $32.0 million for 2019, partially offset by decreases in several items, including professional and legal fees. See further details in the "Non-Interest Expense" section in this MD&A.

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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2019. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2019. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2019. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2019, in our model, the composition

2019 Form 10-K	46

is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during 2019. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2019.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change

(in basis points)	($ in thousands)
+200	$13,025	1.32%
+100	7,980	0.81
- 100	31,600	3.19
- 200	53,548	5.42
As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12 months by 3.19 percent. This is primarily due to a significant volume of term retail deposit funding that will reprice lower over the next 12 months. Valley's sensitivity to changes in market rates as compared to December 31, 2018 (which projected a decrease of 0.49 percent in net interest income over a 12-month period) increased partly due to changes in balance sheet structure related to funding composition and a slightly longer asset duration. Management believes the interest rate sensitivity remains within an acceptable tolerance range at December 31, 2019.  However, the level of net interest income sensitivity may increase or decrease in the future as a result of changes in deposit and borrowings strategies, the slope of the yield curve and projected cash flows.

47	2019 Form 10-K

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2019 and their associated fair values. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.
INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2020	2021	2022	2023	2024	Thereafter	Total Balance	Fair Value
	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	2.00%	$178,423	$—	$—	$—	$—	$—	$178,423	$178,423
Equity securities	2.09	28,454	1,148	1,148	1,148	1,148	8,364	41,410	41,410
Investment securities available for sale	2.55	399,818	273,267	275,683	133,200	93,466	391,367	1,566,801	1,566,801
Investment securities held to maturity	3.12	600,600	424,736	328,684	242,926	140,282	598,867	2,336,095	2,358,720
Loans held for sale, at fair value	3.78	76,113	—	—	—	—	—	76,113	76,113
Loans	4.30	8,564,837	4,378,981	3,223,970	2,422,534	1,846,143	9,262,743	29,699,208	28,964,396
Total interest sensitive assets	4.12%	$9,848,245	$5,078,132	$3,829,485	$2,799,808	$2,081,039	$10,261,341	$33,898,050	$33,185,863
Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.72%	$12,757,484	$—	$—	$—	$—	$—	$12,757,484	$12,757,484
Time	2.18	8,507,854	657,365	343,225	134,800	56,775	17,926	9,717,945	9,747,868
Short-term borrowings	1.67	1,093,280	—	—	—	—	—	1,093,280	1,081,879
Long-term borrowings	2.55	83,418	1,294,768	171,419	267,821	200,000	105,000	2,122,426	2,181,401
Junior subordinated debentures	6.00	—	—	—	—	—	55,718	55,718	53,889
Total interest sensitive liabilities	1.47%	$22,442,036	$1,952,133	$514,644	$402,621	$256,775	$178,644	$25,746,853	$25,822,521
Interest sensitivity gap		$(12,593,791)	$3,125,999	$3,314,841	$2,397,187	$1,824,264	$10,082,697	$8,151,197	$7,363,342
Ratio of interest sensitive assets to interest sensitive liabilities		0.44:1	2.6:1	7.44:1	6.95:1	8.1:1	57.44:1	1.32:1	1.29:1
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2019 on the basis of contractual maturities, adjusted for anticipated prepayments of principal (including anticipated call dates on long-term borrowings and junior subordinated debentures), and scheduled rate adjustments. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual repayments of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. While all non-maturity deposit liabilities are reflected in the 2019 column in the table above, management controls the re-pricing of the vast majority of the interest-bearing instruments within these liabilities.
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
The total gap re-pricing within one year as of December 31, 2019 was a negative $12.6 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 0.44:1. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2019. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one-year gap position as of December 31, 2019 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.

2019 Form 10-K	48

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
The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy requires that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 27.5 percent of total funding. The Bank was in compliance with the foregoing policies at December 31, 2019.
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. Our equities securities carried at fair value are restricted assets held for certain Valley obligations at December 31, 2019 and unavailable as liquidity sources. Liquid assets totaled approximately $2.2 billion, representing 6.4 percent of earning assets, at December 31, 2019 and $2.3 billion, representing 8.0 percent of earning assets, at December 31, 2018. Of the $2.2 billion of liquid assets at December 31, 2019, approximately $1.0 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $1.2 billion in principal from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at December 31, 2019) are projected to be approximately $8.6 billion over the next 12 months. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $20.4 billion and $18.1 billion for the years ended December 31, 2019 and 2018, respectively, representing 66.8 percent and 65.3 percent of average earning assets at December 31, 2019 and 2018, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.
The following table lists, by maturity, all certificates of deposit of $250 thousand and over at December 31, 2019:

2019
(in thousands)
Less than three months	$654,225
Three to six months	445,433
Six to twelve months	389,515
More than twelve months	197,307
Total	$1,686,480
Additional funding may be provided from short-term liquidity borrowings through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $1.0 billion for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank of New York via the discount window as a contingency for additional liquidity. At December 31, 2019, our borrowing capacity under the Federal Reserve Bank's discount window was approximately $1.8 billion.

49	2019 Form 10-K

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) decreased $1.0 billion to $1.1 billion at December 31, 2019 as compared to $2.1 billion at December 31, 2018 largely due to a decrease of $792 million in FHLB advances and lower repo and federal funds purchased balances. The change in short-term borrowings is generally driven by the levels of loan originations both for investment and sale, the success of our deposit gathering initiatives (including brokered deposits) and changes in long-term borrowings used in our current liquidity/funding strategies.
Average short-term FHLB advances exceeded 30 percent of total shareholders' equity at December 31, 2019 and 2018, respectively. The following table sets forth information regarding Valley’s short-term FHLB advances at the dates and for the years ended December 31, 2019 and 2018:

	2019	2018
	($ in thousands)
FHLB advances:
Average balance outstanding	$1,681,844	$1,828,751
Maximum outstanding at any month-end during the period	2,510,000	2,607,000
Balance outstanding at end of period	940,000	1,732,000
Weighted average interest rate during the period	1.88%	1.00%
Weighted average interest rate at the end of the period	1.85	2.44
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
As of December 31, 2019, our investment portfolio was comprised of equity securities (consisting of a money market mutual fund), U.S. Treasury securities, U.S. government agency securities, taxable and tax-exempt issues of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae. Securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost and are included in other assets.
Among other securities, our investments in trust preferred securities, bank issued corporate bonds and special revenue bonds may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers.

2019 Form 10-K	50

Investment securities at December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(in thousands)

Equity securities *	$41,410	$—	$11,201
Available for sale debt securities
U.S. Treasury securities	50,943	49,306	49,642
U.S. government agency securities	29,243	36,277	42,505
Obligations of states and political subdivisions:
Obligations of states and state agencies	78,573	97,113	38,219
Municipal bonds	91,478	99,979	74,665
Total obligations of states and political subdivisions	170,051	197,092	112,884
Residential mortgage-backed securities	1,254,786	1,429,782	1,223,295
Trust preferred securities	—	—	3,214
Corporate and other debt securities	61,778	37,087	51,164
Total available for sale debt securities	1,566,801	1,749,544	1,482,704
Total investment securities (fair value)	$1,608,211	$1,749,544	$1,493,905
Held to maturity debt securities
U.S. Treasury securities	$138,352	$138,517	$138,676
U.S. government agency securities	7,345	8,721	9,859
Obligations of states and political subdivisions:
Obligations of states and state agencies	297,454	341,702	244,272
Municipal bonds	203,251	243,954	221,606
Total obligations of states and political subdivisions	500,705	585,656	465,878
Residential mortgage-backed securities	1,620,119	1,266,770	1,131,945
Trust preferred securities	37,324	37,332	49,824
Corporate and other debt securities	32,250	31,250	46,509
Total investment securities held to maturity (amortized cost)	$2,336,095	$2,068,246	$1,842,691
Total investment securities	$3,944,306	$3,817,790	$3,336,596

*
Equity securities at December 31, 2017 were reclassified from available for sale securities to conform to the current presentation in accordance with Accounting Standards Update No. 2016-01 adopted on January 1, 2018.

As of December 31, 2019, total investments increased $126.5 million or 3.3 percent as compared to 2018 largely due to a combined net increase of $178.4 million in residential mortgage-backed securities classified as held for maturity and available for sale and a $41.4 million increase in equity securities, partially offset by a combined $112.0 million decrease in obligations of states and state agencies classified as held to maturity and available for sale. The net increase in total residential mortgage-backed securities was mainly driven by purchases of Ginnie Mae and Fannie Mae securities classified as held to maturity and securities acquired from Oritani classified as available for sale that were offset by a high level of paydowns during 2019. We acquired $335.9 million of available for sale debt securities from Oritani, consisting mostly of residential mortgage-backed securities. See Note 2 to the consolidated financial statements for additional information. The decrease in obligations of states and state agencies from 2018 was largely a result of a high level of calls and redemptions within the held for maturity portfolio during 2019.
At December 31, 2019, we had $1.6 billion and $1.3 billion of residential mortgage-backed securities classified as held to maturity and available for sale, respectively. Approximately 56 percent and 66 percent of these residential mortgage-backed securities, respectively, were issued and guaranteed by Ginnie Mae. The remainder of our outstanding residential mortgage-backed security balances at December 31, 2019 were issued by either Fannie Mae or Freddie Mac.

51	2019 Form 10-K

The following table presents the remaining contractual maturities (unadjusted for any expected prepayments) with the corresponding weighted-average yields of held to maturity and available for sale debt securities at December 31, 2019:

	0-1 year		1-5 years		5-10 years		Over 10 years		Total
	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)
	($ in thousands)
Available for sale debt securities
U.S. Treasury securities	$905	1.84%	$50,038	1.59%	$—	—%	$—	—%	$50,943	1.59%
U.S. government agency securities	10	3.10	2,726	0.22	—		26,507	2.89	29,243	2.64
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	5,781	3.08	16,369	3.82	17,020	6.05	39,403	4.25	78,573	4.46
Municipal bonds	10,405	3.06	28,604	2.68	28,008	4.10	24,461	5.20	91,478	3.83
Total obligations of states and political subdivisions	16,186	3.07	44,973	3.09	45,028	4.84	63,864	4.61	170,051	4.12
Residential mortgage-backed securities (4)	3,837	0.09	21,487	2.04	88,105	2.76	1,141,357	2.53	1,254,786	2.53
Corporate and other debt securities	2,510	3.32	13,064	2.69	46,204	4.53	—		61,778	4.09
Total	$23,448	2.56%	$132,288	2.26%	$179,337	3.74%	$1,231,728	2.65%	$1,566,801	2.74%
Held to maturity debt securities
U.S. Treasury securities	$69,624	2.91%	$39,807	2.88%	$28,921	3.06%	$—	—%	$138,352	2.93%
U.S. government agency securities	—		—		—		7,345	2.53	7,345	2.53
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	1,013	3.12	40,722	4.34	112,610	4.88	143,109	3.62	297,454	4.19
Municipal bonds	16,593	3.96	79,837	3.89	60,553	3.75	46,268	4.74	203,251	4.05
Total obligations of states and political subdivisions	17,606	3.91	120,559	4.04	173,163	4.48	189,379	3.89	500,705	4.13
Residential mortgage-backed securities (4)	—		8,821	3.01	11,611	2.87	1,599,687	2.64	1,620,119	2.64
Trust preferred securities	—		—		1,353	8.23	35,971	4.04	37,324	4.19
Corporate and other debt securities	9,000	2.66	10,250	3.81	13,000	4.81	—		32,250	3.89
Total	$96,230	3.70%	$179,437	3.72%	$228,048	4.26%	$1,832,382	2.80%	$2,336,095	3.02%

(1)
Held to maturity debt securities amounts are presented at amortized costs, stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums. Available for sale amounts are presented at fair value.

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

2019 Form 10-K	52

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
See Note 4 to our consolidated financial statements for additional information regarding our other-than-temporary impairment analysis.
The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at December 31, 2019.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades:*
AAA Rated	$1,386,925	$12,252	$(5,324)	$1,393,853
AA Rated	67,598	566	(34)	68,130
A Rated	21,050	222	(22)	21,250
BBB Rated	28,069	353	—	28,422
Non-investment grade	6,827	—	(51)	6,776
Not rated	48,318	203	(151)	48,370
Total debt securities available for sale	$1,558,787	$13,596	$(5,582)	$1,566,801
Held to maturity investment grades:*
AAA Rated	$1,979,283	$27,745	$(5,391)	$2,001,637
AA Rated	220,202	5,779	(10)	225,971
A Rated	17,507	401	—	17,908
BBB Rated	10,722	325	(48)	10,999
Not rated	108,381	306	(6,482)	102,205
Total securities held to maturity	$2,336,095	$34,556	$(11,931)	$2,358,720

*
Rated using external rating agencies. Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The unrealized losses in the AAA rated category for both available for sale and held to maturity investment debt securities presented in the table above are mostly related to residential mortgage-backed securities primarily issued by Ginnie Mae, Fannie Mae and Freddie Mac. The held to maturity portfolio includes $108.4 million in investments not rated by the rating agencies with aggregate unrealized losses of $6.5 million at December 31, 2019. The unrealized losses for this category included $6.0 million of unrealized losses related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million. All single-issuer bank trust preferred securities classified as held to maturity, including the aforementioned four securities, are paying in accordance with their terms and have no deferrals of interest or defaults. Additionally, we analyze the performance of each issuer on a quarterly basis, including a review of performance data from the issuer’s most recent bank regulatory report to assess the company’s credit risk and the probability of impairment of the contractual cash flows of the applicable security. Based upon our quarterly review at December 31, 2019, all of the issuers appear to meet the regulatory capital minimum requirements to be considered a “well-capitalized” financial institution and/or have maintained performance levels adequate to support the contractual cash flows of the security.
During 2019, Valley recognized a $2.9 million other-than-temporary credit impairment charge on one special revenue bond classified as available for sale (within the obligations of states and state agencies in the tables above). The credit impairment was due to severe credit deterioration disclosed by the issuer in the second quarter 2019, as well as the issuer's default on its contractual payment. At December 31, 2019, the impaired security had an adjusted amortized cost and fair value of $680 thousand. Comparatively, there was no other-than-temporary impairment recognized in earnings during the years ended December 31, 2018 and 2017. During the fourth quarter 2018, we sold all of our private label mortgage-backed securities classified as available for sale, including securities that were previously impaired and rated non-investment grade, for an aggregate net loss of $1.5 million.

53	2019 Form 10-K

Loan Portfolio
The following table reflects the composition of the loan portfolio for the years indicated.

	At December 31,
	2019	2018	2017	2016	2015
	($ in thousands)
Commercial and industrial	$4,825,997	$4,331,032	$2,741,425	$2,638,195	$2,540,491
Commercial real estate:
Commercial real estate	15,996,741	12,407,275	9,496,777	8,719,667	7,424,636
Construction	1,647,018	1,488,132	851,105	824,946	754,947
Total commercial real estate	17,643,759	13,895,407	10,347,882	9,544,613	8,179,583
Residential mortgage	4,377,111	4,111,400	2,859,035	2,867,918	3,130,541
Consumer:
Home equity	487,272	517,089	446,280	469,009	511,203
Automobile	1,451,623	1,319,571	1,208,902	1,139,227	1,239,313
Other consumer	913,446	860,970	728,056	577,141	441,976
Total consumer loans	2,852,341	2,697,630	2,383,238	2,185,377	2,192,492
Total loans *	$29,699,208	$25,035,469	$18,331,580	$17,236,103	$16,043,107
As a percent of total loans:
Commercial and industrial	16.2%	17.3%	15.0%	15.3%	15.8%
Commercial real estate	59.5	55.5	56.4	55.4	51.0
Residential mortgage	14.7	16.4	15.6	16.6	19.5
Consumer loans	9.6	10.8	13.0	12.7	13.7
Total	100%	100%	100%	100%	100%

*
Total loans are net of unearned premiums and deferred loan costs of $12.6 million, $21.5 million, $22.2 million, $15.3 million, and $3.5 million at December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

Total loans increased by $4.7 billion, or 18.6 percent to $29.7 billion at December 31, 2019 from December 31, 2018. Adjusted for $3.2 billion of acquired Oritani loan balances as of December 31, 2019 and the $800 million of commercial real estate loans sold, total loans grew by 8.8 percent in 2019 due to strong demand in most loan categories as discussed further below. During 2019, Valley also originated $538.0 million of residential mortgage loans for sale. Loans held for sale totaled $76.1 million and $35.2 million at December 31, 2019 and 2018, respectively. See additional information regarding our residential mortgage loan activities below.
Our loan portfolio includes PCI loans, which are loans acquired at a discount that is due, in part, to credit quality. At December 31, 2019, our PCI loan portfolio increased $2.4 billion to $6.6 billion as compared to December 31, 2018 primarily due to the PCI loan classification of all the loans acquired from Oritani on December 1, 2019, partially offset by normal loan repayments.
Commercial and industrial loans totaled $4.8 billion at December 31, 2019 and increased by $495.0 million from December 31, 2018 mainly due to a $553.6 million increase in the non-PCI loan portfolio, partially offset by $58.6 million decrease in PCI loans. The increase in non-PCI loans was due to strong organic growth mostly driven by new small to middle market lending relationships within our markets aided by our ability to hire strong lending talent and the success of focused calling efforts in 2019. In addition, our premium finance division grew by approximately $41 million during 2019 from a year ago. Commercial and industrial loans acquired from Oritani during the fourth quarter 2019 were not material.
Commercial real estate loans (excluding construction loans) increased $3.6 billion to $16.0 billion at December 31, 2019 from December 31, 2018 mainly due to $3.0 billion of PCI loans acquired from Oritani and a $1.0 billion increase in the non-PCI loan portfolio, partly offset by normal PCI loan repayments. The increase in non-PCI loans was primarily due to strong organic loan volumes generated across a broad-based segment of borrowers within the commercial real estate portfolio mainly from new and pre-exiting relationships in our Florida market area, as well as targeted growth in New Jersey and New York and some migration of completed construction projects to permanent financing during 2019. The increase in non-PCI loans was partially offset by the aforementioned sale of approximately $800 million of commercial real estate loans, mostly within New York City during the fourth quarter 2019. Construction loans totaled $1.6 billion at December 31, 2019 and increased $158.9 million from December 31, 2018. Exclusive of a $214.5 million decline in PCI loans, the non-PCI construction loans increased $373.4 million or 33.3 percent largely

2019 Form 10-K	54

due to strong demand for investor occupied projects within our primary markets, and to a lesser extent, migration of completed construction projects to permanent financing.
Residential mortgage loans totaled $4.4 billion at December 31, 2019 and increased by $265.7 million from December 31, 2018 partly due to a $114.0 million increase in our non-PCI loans. Our PCI loans increased $151.7 million largely due to $248.3 million of loans acquired from Oritani, net of normal repayment activity. Our new and refinanced residential mortgage loan originations decreased 9.2 percent to $1.6 billion for the year ended December 31, 2019 as compared to $1.7 billion in 2018. Of the $1.6 billion in total originations, $333 million represented Florida residential mortgage loans. During 2019, we sold $934.5 million of residential mortgages as compared to $965.5 million of residential mortgage loans sold during 2018, including $436 million and $290 million of pre-existing loans sold from our residential mortgage loan portfolio, respectively. We retain mortgage originations based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments. From time to time, we purchase residential mortgage loans originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity, CRA and other asset/liability management strategies. Purchased residential mortgage loans are generally selected using Valley’s normal underwriting criteria at the time of purchase and are sometimes partially or fully guaranteed by third parties or insured by government agencies such as the Federal Housing Administration. Valley purchased approximately $35 million and $105 million of 1-4 family loans, qualifying for CRA purposes during 2019 and 2018, respectively.
Consumer loans totaled $2.9 billion at December 31, 2019 and increased $154.7 million from December 31, 2018 mainly due to increases in automobile and secured personal lines of credit, partially offset by a decrease in the home equity loan portfolio. Automobile loans increased $132.1 million or 10.0 percent to $1.5 billion at December 31, 2019 from December 31, 2018 primarily due to higher indirect auto application activity during 2019. Additionally, our Florida dealership network contributed over $169 million in auto loan originations, representing approximately 23 percent of Valley's total new auto loan production for 2019 as compared to $155 million, or 24 percent, of total originations in 2018. Other consumer loans increased $52.5 million to $913.4 million at December 31, 2019 as compared to 2018 largely due to continued strong growth and customer usage of collateralized personal lines of credit that allow the customer to manage their liquidity needs by accessing the cash value of their whole life insurance policy. Home equity loans decreased $29.8 million in 2019 from $517.1 million at December 31, 2018. The modest organic growth of $4.7 million in non-PCI loans during 2019 was more than offset by $34.5 million decline in PCI loans caused by normal repayments.
For 2020, we anticipate overall loan portfolio growth in the range of 6 to 8 percent. However, there can be no assurance that we will achieve such levels, or balances will not decline from December 31, 2019 given the potential for unforeseen changes in consumer confidence, the economy and other market conditions.
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
The following table reflects the contractual maturity distribution of the commercial and industrial and construction loans within our loan portfolio as of December 31, 2019:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and industrial—fixed-rate	$599,716	$800,798	$847,794	$2,248,308
Commercial and industrial—adjustable-rate	714,997	721,193	1,141,499	2,577,689
Construction—fixed-rate	211,720	109,893	169,998	491,611
Construction—adjustable-rate	834,397	260,144	60,866	1,155,407
	$2,360,830	$1,892,028	$2,220,157	$6,473,015
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

55	2019 Form 10-K

Purchased Credit-Impaired Loans
PCI loans increased $2.4 billion to $6.6 billion at December 31, 2019 from $4.2 billion at December 31, 2018 mainly due to $3.4 billion of PCI loans acquired from Oritani on December 1, 2019, partially offset by normal repayment activity. Our PCI loans almost entirely include loans acquired in business combinations subsequent to 2011.
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
Similar to contractual cash flows, we reevaluate expected cash flows on a quarterly, or more frequent basis. Unlike contractual cash flows which are determined based on known factors, significant management assumptions are necessary in forecasting the estimated cash flows. We attempt to ensure the forecasted expectations are reasonable based on the information currently available; however, due to the uncertainties inherent in the use of estimates, actual cash flow results may differ from our forecast and the differences may be significant. To mitigate such differences, we carefully prepare and review the assumptions utilized in forecasting estimated cash flows.
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
The following tables summarize the changes in the carrying amounts of PCI loans and the accretable yield on these loans for the years ended December 31, 2019 and 2018.

	2019		2018
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(in thousands)
Balance, beginning of the period	$4,190,086	$875,958	$1,387,215	$282,009
Acquisition	3,380,841	600,178	3,736,984	559,907
Accretion	214,415	(214,415)	235,741	(235,741)
Payments received	(1,152,793)	—	(1,169,661)	—
Net (decrease) increase in expected cash flows	—	(10,995)	—	269,783
Transfers to other real estate owned	(2,950)	—	(193)	—
Balance, end of the period	$6,629,599	$1,250,726	$4,190,086	$875,958

2019 Form 10-K	56

The net (decrease) increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net decrease in the expected cash flows totaling approximately $11.0 million for the year ended December 31, 2019 was largely due to the high volume of contractual principal prepayments caused by the low level of market interest rates. The net increase in the expected cash flows totaling $269.8 million for the year ended December 31, 2018 was largely due to higher interest rates and increased construction loan balances (mainly acquired from USAB) captured in the cash flow reforecast in the fourth quarter 2018.
Non-performing Assets
Non-performing assets (NPAs), which exclude non-performing PCI loans, include non-accrual loans, other real estate owned (OREO), other repossessed assets (which consist of automobiles) and non-accrual debt securities at December 31, 2019. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter. The non-performing assets totaling $104.4 million at December 31, 2019 increased 5.9 percent over the last 12-month period (as shown in the table below) primarily due to higher non-accrual commercial real estate loans. NPAs as a percentage of total loans and NPAs totaled 0.35 percent and 0.39 percent at December 31, 2019 and 2018, respectively. We believe our total NPAs has remained relatively low as a percentage of the total loan portfolio over the past five years. The moderate level of NPAs is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. Past due loans and non-accrual loans in the table below exclude PCI loans. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are accounted for on a pool basis and are not subject to delinquency classification in the same manner as loans originated by Valley. For details regarding performing and non-performing PCI loans, see the "Credit quality indicators" section in Note 5 to the consolidated financial statements.

57	2019 Form 10-K

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	At December 31,
	2019	2018	2017	2016	2015
	($ in thousands)
Accruing past due loans*
30 to 59 days past due
Commercial and industrial	$11,700	$13,085	$3,650	$6,705	$3,920
Commercial real estate	2,560	9,521	11,223	5,894	2,684
Construction	1,486	2,829	12,949	6,077	1,876
Residential mortgage	17,143	16,576	12,669	12,005	6,681
Total Consumer	13,704	9,740	8,409	4,197	3,348
Total 30 to 59 days past due	46,593	51,751	48,900	34,878	18,509
60 to 89 days past due
Commercial and industrial	2,227	3,768	544	5,010	524
Commercial real estate	4,026	530	—	8,642	—
Construction	1,343	—	18,845	—	2,799
Residential mortgage	4,192	2,458	7,903	3,564	1,626
Total Consumer	2,527	1,386	1,199	1,147	626
Total 60 to 89 days past due	14,315	8,142	28,491	18,363	5,575
90 or more days past due
Commercial and industrial	3,986	6,156	—	142	213
Commercial real estate	579	27	27	474	131
Construction	—	—	—	1,106	—
Residential mortgage	2,042	1,288	2,779	1,541	1,504
Total Consumer	711	341	284	209	208
Total 90 or more days past due	7,318	7,812	3,090	3,472	2,056
Total accruing past due loans	$68,226	$67,705	$80,481	$56,713	$26,140
Non-accrual loans*
Commercial and industrial	$68,636	$70,096	$20,890	$8,465	$10,913
Commercial real estate	9,004	2,372	11,328	15,079	24,888
Construction	356	356	732	715	6,163
Residential mortgage	12,858	12,917	12,405	12,075	17,930
Total Consumer	2,204	2,655	1,870	1,174	2,206
Total non-accrual loans	93,058	88,396	47,225	37,508	62,100
Other real estate owned (OREO)	9,414	9,491	9,795	9,612	13,563
Other repossessed assets	1,276	744	441	384	437
Non-accrual debt securities	680	—	—	1,935	2,142
Total non-performing assets (NPAs)	$104,428	$98,631	$57,461	$49,439	$78,242

Performing troubled debt restructured loans	$73,012	$77,216	$117,176	$85,166	$77,627
Total non-accrual loans as a % of loans	0.31%	0.35%	0.26%	0.22%	0.39%
Total NPAs as a % of loans and NPAs	0.35	0.39	0.31	0.29	0.49
Total accruing past due and non-accrual loans as a % of loans	0.54	0.62	0.70	0.55	0.55
Allowance for loan losses as a % of non-accrual loans	173.83	171.79	255.92	305.05	170.98

*	Past due loans and non-accrual loans exclude PCI loans that are accounted for on a pool basis.

2019 Form 10-K	58

Loans past due 30 to 59 days decreased $5.2 million to $46.6 million at December 31, 2019 as compared to $51.8 million at December 31, 2018, mostly due to improved performance in all commercial loan delinquency categories, partially offset by increases in residential mortgage and consumer loan delinquencies. We do not believe that the higher level of residential mortgage and consumer loan delinquencies at December 31, 2019 represent any material negative trend within our total loan portfolio. All of the loans in this delinquency category are generally well secured and in the process of collection.
Loans past due 60 to 89 days increased $6.2 million to $14.3 million at December 31, 2019 as compared to December 31, 2018 partly due to two loan relationships totaling $3.7 million and $1.3 million within the commercial real estate and construction loan delinquencies, respectively, at December 31, 2019. The construction loan relationship was in the normal matured loan in the process of renewal and was subsequently brought current to its contractual terms.
Loans 90 days or more past due and still accruing decreased $494 thousand to $7.3 million at December 31, 2019 as compared to December 31, 2018. Commercial and industrial loan delinquencies decreased $2.2 million as compared to 2018 mainly due to one large loan relationship in the process of collection included in this category at December 31, 2018. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.
Non-accrual loans increased $4.7 million to $93.1 million at December 31, 2019 as compared to December 31, 2018 mainly due to an increase in commercial real estate loans, partially offset by a decrease in commercial and industrial loans. The $6.6 million increase in commercial real estate loans was partly due to a $3.9 million non-accrual loan at December 31, 2019. This loan had no related reserves within the allowance for loan losses at December 31, 2019 based upon the adequacy of the collateral valuation. The decrease in commercial and industrial loan category was mainly driven by non-accrual taxi medallion loans charge-offs totaling $6.5 million for the year ended December 31, 2019. Non-accrual taxi medallion loans totaled $63.3 million at December 31, 2019 as compared to $58.5 million at December 31, 2018 mainly due to continued weakness in the New York City taxi industry. The majority of the non-accrual taxi medallion loans were previously performing troubled debt restructured (TDR) loans and included in our impaired loans at both December 31, 2019 and 2018. See further discussion of our taxi medallion loan portfolio below.
Although the timing of collection is uncertain, management believes that most of the non-accrual loans at December 31, 2019, are well secured and largely collectible based on, in part, our quarterly review of impaired loans and the valuation of the underlying collateral, if applicable. Our impaired loans (mainly consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all troubled debt restructured loans) totaled $163.6 million at December 31, 2019 and had $38.6 million in related specific reserves included in our total allowance for loan losses. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.5 million, $3.6 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively; none of these amounts were included in interest income during these periods.
During 2019, we continued to closely monitor the performance of our New York City and Chicago taxi medallion loans totaling $107.5 million and $7.3 million, respectively, within the commercial and industrial loan portfolio at December 31, 2019. While most of the taxi medallion loans are currently performing to their contractual terms, continued negative trends in the market valuations of the underlying taxi medallion collateral due to competing car service providers and other external factors could impact the future performance and internal classification of this portfolio. At December 31, 2019, the medallion portfolio included impaired loans totaling $87.1 million with related reserves of $35.5 million within the allowance for loan losses as compared to impaired loans totaling $73.7 million with related reserves of $27.9 million at December 31, 2018. At December 31, 2019, the impaired medallion loans largely consisted of $63.3 million of non-accrual taxi cab medallion loans classified as doubtful, and $23.8 million performing TDR loans classified as substandard loans.
Valley's historical taxi medallion lending criteria was conservative in regard to capping the loan amounts in relation to the prevailing market valuations at the time of origination, as well as obtaining personal guarantees and other collateral in certain instances. However, the severe decline in the market valuation of taxi medallions over the last several years has adversely affected the estimated fair valuation of these loans and, as a result, increased the level of our allowance for loan losses at December 31, 2019 (See the "Allowance for Credit Losses" section below). Potential further declines in the market valuation of taxi medallions could also negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $11.8 million within the allowance for loan losses based upon the impaired taxi medallion loan balances at December 31, 2019.
OREO (which consisted of 30 commercial and residential properties) decreased to $9.4 million at December 31, 2019 as compared to $9.5 million at December 31, 2018. During 2019, we transferred 13 properties totaling $5.1 million and sold 35 properties for total proceeds of $6.6 million. The sales of OREO properties resulted in net gains of $1.3 million for the year ended December 31, 2019 as compared to an immaterial net loss for the year ended December 31, 2018. See additional information

59	2019 Form 10-K

regarding OREO and other repossessed assets, including our foreclosed asset activity, in Notes 1 and 3 to the consolidated financial statements.
TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) decreased $4.2 million to $73.0 million at December 31, 2019 as compared to $77.2 million at December 31, 2018 mainly due to paydowns of several commercial and industrial loans during 2019. Performing TDRs consisted of 120 loans and 119 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) at December 31, 2019 and 2018, respectively. On an aggregate basis, the $73.0 million in performing TDRs at December 31, 2019 had a modified weighted average interest rate of approximately 5.45 percent as compared to a pre-modification weighted average interest rate of 4.89 percent. See Note 5 to the consolidated financial statements for additional disclosures regarding our TDRs. The increase in the modified weighted average interest rate of the performing TDRs as compared to the pre-modification weighted average interest rate was largely due to loans restructured at higher interest rates due to the level of current market interest rates, but with extended loan terms and/or new contractual interest rates below market terms for similar credit risk profiles.
Potential Problem Loans
Although we believe that substantially all risk elements at December 31, 2019 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $91.7 million and $142.8 million in potential problem loans (consisting mostly of commercial and industrial loans) at December 31, 2019 and 2018, respectively. Potential problem loans were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has concerns about the ability of such borrowers to comply with the loan repayment terms and which may result in a non-performing loan. Our decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but that management recognizes potential problem loans carry a higher probability of default. At December 31, 2019, the potential problem loans consisted of various types of performing commercial credits internally risk rated substandard, including taxi medallion loans, because the loans exhibited well-defined weaknesses and required additional attention by management. See further discussion regarding our internal loan classification system at Note 5 to the consolidated financial statements. There can be no assurance that Valley has identified all of its potential problem loans at December 31, 2019.

Asset Quality and Risk Elements
Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of our business. For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit so as to minimize the impact of a downturn in any one economic sector. We believe our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate, including $5.9 billion of PCI loans, represent approximately 76 percent of total loans at December 31, 2019. Most of the loans collateralized by real estate are in northern and central New Jersey, New York City and Florida presenting a geographical credit risk if there was a further significant broad-based deterioration in economic conditions within these regions (see Part I, Item 1A. Risk Factors - "Our financial results and condition may be adversely impacted by changing economic conditions").
Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties mostly located in New Jersey, New York and Florida. We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area has generally consisted of loans made in support of existing customer relationships, as well as targeted purchases of certain loans guaranteed by third parties. Our mortgage loan originations are comprised of both jumbo (i.e., loans with balances above conventional conforming loan limits) and conventional loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. The weighted average loan-to-value ratio of all residential mortgage originations in 2019 was 72 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 751. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to our primary markets, automobile loans are mostly originated in several other contiguous states. Due to the level of our underwriting standards applied to all loans, management believes the out of market loans generally present no more risk than those made within the market. However, each loan or group of loans made outside of our primary markets poses different geographic risks based upon the economy of that particular region.

2019 Form 10-K	60

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
The Credit Risk Management Department individually evaluates non-accrual (non-homogeneous) loans within the commercial and industrial loan and commercial real estate loan portfolio segments over $250 thousand and troubled debt restructured loans within all the loan portfolio segments for impairment based on the underlying anticipated method of payment consisting of either the expected future cash flows or the related collateral. If payment is expected solely based on the underlying collateral, an appraisal is completed to assess the fair value of the collateral. Collateral dependent impaired loan balances are written down to the current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. (See the “Assets and Liabilities Measured at Fair Value on Non-recurring Basis” section of Note 3 to the consolidated financial statements for further details). If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as a specific valuation allowance in the allowance for credit losses. At December 31, 2019, a $38.6 million specific valuation allowance was included in the allowance for credit losses related to $163.6 million of impaired loans that had such an allowance. See Note 5 to the consolidated financial statements for more details regarding impaired loans.
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

61	2019 Form 10-K

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years indicated:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands)
Average loans outstanding	$26,235,253	$23,340,330	$17,819,003	$16,400,745	$14,447,020

Beginning balance—Allowance for credit losses	$156,295	$124,452	$116,604	$108,367	$104,287
Loans charged-off:
Commercial and industrial	(13,260)	(2,515)	(5,421)	(5,990)	(7,928)
Commercial real estate	(158)	(348)	(559)	(650)	(1,864)
Construction	—	—	—	—	(926)
Residential mortgage	(126)	(223)	(530)	(866)	(813)
Total Consumer	(8,671)	(4,977)	(4,564)	(3,463)	(3,441)
Total loan charge-offs	(22,215)	(8,063)	(11,074)	(10,969)	(14,972)
Charged-off loans recovered:
Commercial and industrial	2,397	4,623	4,736	2,852	7,233
Commercial real estate	1,237	417	552	2,047	846
Construction	—	—	873	10	913
Residential mortgage	66	272	1,016	774	421
Total Consumer	2,606	2,093	1,803	1,654	1,538
Total loan recoveries	6,306	7,405	8,980	7,337	10,951
Net charge-offs	(15,909)	(658)	(2,094)	(3,632)	(4,021)
Provision charged for credit losses	24,218	32,501	9,942	11,869	8,101
Ending balance—Allowance for credit losses	$164,604	$156,295	$124,452	$116,604	$108,367
Components of allowance for credit losses:
Allowance for loan losses	$161,759	$151,859	$120,856	$114,419	$106,178
Allowance for unfunded letters of credit	2,845	4,436	3,596	2,185	2,189
Allowance for credit losses	$164,604	$156,295	$124,452	$116,604	$108,367
Components of provision for credit losses:
Provision for loan losses	$25,809	$31,661	$8,531	$11,873	$7,846
Provision for unfunded letters of credit	(1,591)	840	1,411	(4)	255
Provision for credit losses	$24,218	$32,501	$9,942	$11,869	$8,101

Ratio of net charge-offs during the period to average loans outstanding	0.06%	0.00%	0.01%	0.02%	0.03%
Allowance for credit losses as a % of non-PCI loans	0.71	0.75	0.73	0.75	0.79
Allowance for credit losses as a % of total loans	0.55	0.62	0.68	0.68	0.68
Our net loan charge-offs increased $15.3 million to $15.9 million in 2019 as compared to $658 thousand in 2018 mainly due to higher gross charge-offs in the commercial and industrial and consumer loan categories, as well as lower gross commercial and industrial loan recoveries during 2019. The higher level of commercial and industrial loan charge-offs in 2019 was mostly driven by taxi medallion loan partial charge-offs totaling $6.5 million and 5 other larger loan charge-offs totaling a combined $5.1 million for the year ended December 31, 2019.
Net charge-offs increased during 2019, but have remained relatively low over the last five years and within management's expectations for the credit quality of Valley's loan portfolio, its underwriting standards and the current economic environment. During this five-year period, our net charge-offs were at a high of 0.06 percent of average loans during 2019 and near zero during 2018. While we have a positive outlook for the future performance of the loan portfolio and the economy, there can be no assurance

2019 Form 10-K	62

that our levels of net charge-offs will not deteriorate in 2020, especially given the relatively low levels realized in the past five years.
The provision for credit losses decreased $8.3 million to $24.2 million in 2019 as compared to 2018 largely due to continued improvements in the credit quality of the loan portfolio, including internally assigned risk ratings of commercial loans, higher impaired taxi medallion loans charge-offs and lower loan concentration risk in certain loan categories during 2019. Additionally, the decline in the provision in 2019 as compared to 2018 was partly due to a $1.6 million decrease in reserves for unfunded letters of credit (reported in the commercial and industrial loans category).
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories for the past five years:

	2019		2018		2017		2016		2015
	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans
	($ in thousands)
Loan Category:
Commercial and industrial*	$106,904	16.2%	$95,392	17.3%	$60,828	15.0%	$53,005	15.3%	$50,956	15.8%
Commercial real estate:
Commercial real estate	20,019	53.9	26,482	49.6	36,293	51.8	36,405	50.6	32,037	46.3
Construction	25,654	5.6	23,168	5.9	18,661	4.6	19,446	4.8	15,969	4.7
Total commercial real estate	45,673	59.5	49,650	55.5	54,954	56.4	55,851	55.4	48,006	51.0
Residential mortgage	5,060	14.7	5,041	16.4	3,605	15.6	3,702	16.6	4,625	19.5
Total Consumer	6,967	9.6	6,212	10.8	5,065	13.0	4,046	12.7	4,780	13.7
Total allowance for credit losses	$164,604	100%	$156,295	100%	$124,452	100%	$116,604	100%	$108,367	100%

* Includes the allowance for unfunded letters of credit.
The allowance for credit losses, comprised of our allowance for loan losses and reserve for unfunded letters of credit, as a percentage of total loans was 0.55 percent at December 31, 2019 and 0.62 percent at December 31, 2018. Our allowance allocations for losses at December 31, 2019 increased across most loan categories mainly due to strong organic loan growth. The increased allowance allocation for the commercial and industrial loans category (see table above) at December 31, 2019 was also partly due to higher specific reserves for impaired taxi medallion loans. At December 31, 2019, the allowance allocation for commercial real estate loans declined to $20.0 million from $26.5 million at December 31, 2018 mainly due to a continued decline in historical loss rates over the prolonged current economic cycle.
Our allowance for credit losses as a percentage of total non-PCI loans (excluding PCI loans with carrying values totaling approximately $6.6 billion) was 0.71 percent at December 31, 2019 as compared to 0.75 percent at December 31, 2018. PCI loans, largely acquired through prior bank acquisitions, are accounted for on a pool basis and initially recorded net of fair valuation discounts related to credit which may be used to absorb future losses on such loans before any allowance for loan losses is recognized subsequent to acquisition. Due to the adequacy of such discounts, there were no allowance reserves related to PCI loans at December 31, 2019 and 2018. See Notes 1 and 6 to the consolidated financial statements for additional information regarding our allowance for loan losses.
Loan Repurchase Contingencies
We engage in the origination of residential mortgages for sale into the secondary market. During 2016, loan sales increased significantly from 2015 as refinance activity once again strengthened due to a favorably low interest rate environment for most of the year. While refinance activity declined in 2017, Valley expanded its efforts in the purchased home loan market and expanded its team of home mortgage consultants. As a result of these efforts combined with portfolio loan sales, loan sales totaled approximately $934 million and $676 million for 2019 and 2018, respectively.
In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However,

63	2019 Form 10-K

the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (only four loan repurchases in 2019 and five loan repurchase in 2018). None of the loan repurchases resulted in material loss. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at December 31, 2019 and 2018. See Item 1A. Risk Factors - "We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of this Annual Report for additional information.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2019 and 2018, shareholders’ equity totaled approximately $4.4 billion and $3.4 billion, or 11.7 percent and 10.5 percent of total assets, respectively. During 2019, total shareholders’ equity increased by $1.0 billion primarily due to (i) the additional capital of $835.3 million issued in the Oritani acquisition, (ii) net income of $309.8 million, (iii) $37.2 million of other comprehensive income, (iv) $15.9 million increase attributable to the effect of our stock incentive plan, and (v) a $3.0 million net cumulative effect adjustment to retained earnings for the adoption of new accounting guidance as of January 1, 2019. These positive changes were partially offset by cash dividends declared on common and preferred stock totaling a combined $167.4 million.
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
We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of December 31, 2019 and 2018, Valley and Valley National Bank exceeded all capital adequacy requirements. See Note 18 for Valley’s and Valley National Bank’s regulatory capital positions and capital ratios at December 31, 2019 and 2018.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 49.4 percent and 41.3 percent for the years ended December 31, 2019 and 2018, respectively. Our retention ratio increased from the year ended December 31, 2018 mainly due to higher net interest income driven by strong loan growth and continued focus by management on our operational efficiency, partially offset by net charges from several infrequent items within our non-interest income and expense discussed elsewhere in this MD&A.
Cash dividends declared amounted to $0.44 per common share for both years ended December 31, 2019 and 2018. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.
Valley maintains an effective shelf registration statement with the SEC that allows us to periodically offer and sell in one or more offerings, individually or in any combination, our common stock, preferred stock and other non-equity securities. The shelf registration statement provides Valley with capital raising flexibility and enables Valley to promptly access the capital markets in order to pursue growth opportunities that may become available in the future and permits Valley to comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and Valley’s capital needs at such time. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several reasons beyond management’s control, including numerous external factors that could negatively impact the strength of the U.S. economy or our ability to maintain or increase the level of our net income. See Note 19 to the consolidated financial statements for additional information on Valley’s preferred stock issuances.

2019 Form 10-K	64

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
The following table summarizes Valley’s contractual obligations and other commitments to make future payments as of December 31, 2019. Payments for deposits, borrowings and debentures do not include interest. Payments related to leases, capital expenditures, other purchase obligations and commitments to sell loans are based on actual payments specified in the underlying contracts. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Note to Financial Statements	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
				(in thousands)
Contractual obligations:
Time deposits	Note 10	$8,507,854	$1,000,590	$191,575	$17,926	$9,717,945
Long-term borrowings (1)	Note 11	83,418	1,466,188	408,164	160,000	2,117,770
Junior subordinated debentures issued to capital trusts (1)	Note 12	—	—	—	60,827	60,827
Operating leases	Note 7	36,022	69,311	59,887	228,644	393,864
Capital expenditures		14,805	—	—	—	14,805
Other purchase obligations (2)		40,592	959	1,402	—	42,953
Total		$8,682,691	$2,537,048	$661,028	$467,397	$12,348,164
Other commitments:
Commitments to extend credit	Note 16	$4,518,984	$1,338,786	$374,973	$978,510	$7,211,253
Standby letters of credit	Note 16	238,305	9,598	40,699	7,434	296,036
Commitments to sell loans	Note 16	68,492	—	—	—	68,492
Total		$4,825,781	$1,348,384	$415,672	$985,944	$7,575,781

(1)
Amounts presented consist of the contractual principal balances. Carrying values and call dates are set forth in Notes 11 and 12 to the consolidated financial statements for long-term borrowings and junior subordinated debentures issued to capital trusts, respectively.

(2)	This category primarily consists of contractual obligations for communication and technology costs.
Valley also has obligations under its pension and other benefit plans, not included in the above table, as further described in Note 13 of the consolidated financial statements.
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

65	2019 Form 10-K

See Note 15 to the consolidated financial statements for quantitative information on our derivative financial instruments and hedging activities.
Trust Preferred Securities. In addition to the commitments and derivative financial instruments of the types described above, our off-balance sheet arrangements include a $1.8 million ownership interest in the common securities of our statutory trusts to issue trust preferred securities at December 31, 2019. See Note 12 of the consolidated financial statements for additional information on our statutory trusts and the related junior subordinated debentures and trust preferred securities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding Quantitative and Qualitative Disclosures About Market Risk is discussed in the "Interest Rate Sensitivity" section contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and it is incorporated herein by reference.

2019 Form 10-K	66

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2019	2018
	(in thousands except for share data)
Assets
Cash and due from banks	$256,264	$251,541
Interest bearing deposits with banks	178,423	177,088
Investment securities:
Equity securities	41,410	—
Available for sale debt securities	1,566,801	1,749,544
Held to maturity debt securities (fair value of $2,358,720 at December 31, 2019 and $2,034,943 at December 31, 2018)	2,336,095	2,068,246
Total investment securities	3,944,306	3,817,790
Loans held for sale, at fair value	76,113	35,155
Loans	29,699,208	25,035,469
Less: Allowance for loan losses	(161,759)	(151,859)
Net loans	29,537,449	24,883,610
Premises and equipment, net	334,533	341,630
Lease right of use assets	285,129	—
Bank owned life insurance	540,169	439,602
Accrued interest receivable	105,637	95,296
Goodwill	1,373,625	1,084,665
Other intangible assets, net	86,772	76,990
Other assets	717,600	659,721
Total Assets	$37,436,020	$31,863,088
Liabilities
Deposits:
Non-interest bearing	$6,710,408	$6,175,495
Interest bearing:
Savings, NOW and money market	12,757,484	11,213,495
Time	9,717,945	7,063,984
Total deposits	29,185,837	24,452,974
Short-term borrowings	1,093,280	2,118,914
Long-term borrowings	2,122,426	1,654,268
Junior subordinated debentures issued to capital trusts	55,718	55,370
Lease liabilities	309,849	3,125
Accrued expenses and other liabilities	284,722	227,983
Total Liabilities	33,051,832	28,512,634
Shareholders’ Equity
Preferred stock, no par value; authorized 50,000,000 shares:
Series A (4,600,000 shares issued at December 31, 2019 and December 31, 2018)	111,590	111,590
Series B (4,000,000 shares issued at December 31, 2019 and December 31, 2018)	98,101	98,101
Common stock (no par value, authorized 450,000,000 shares; issued 403,322,773 shares at December 31, 2019 and 331,634,951 shares at December 31, 2018)	141,423	116,240
Surplus	3,622,208	2,796,499
Retained earnings	443,559	299,642
Accumulated other comprehensive loss	(32,214)	(69,431)
Treasury stock, at cost (44,383 common shares at December 31, 2019 and 203,734 common shares at December 31, 2018)	(479)	(2,187)
Total Shareholders’ Equity	4,384,188	3,350,454
Total Liabilities and Shareholders’ Equity	$37,436,020	$31,863,088
See accompanying notes to consolidated financial statements.

67	2019 Form 10-K

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$1,198,908	$1,033,993	$734,474
Interest and dividends on investment securities:
Taxable	86,926	87,306	72,676
Tax-exempt	17,420	21,504	15,399
Dividends	12,023	13,209	9,812
Interest on other short-term investments	5,723	3,236	1,793
Total interest income	1,321,000	1,159,248	834,154
Interest Expense
Interest on deposits:
Savings, NOW and money market	145,177	108,394	55,300
Time	166,693	81,959	42,546
Interest on short-term borrowings	47,862	45,930	18,034
Interest on long-term borrowings and junior subordinated debentures	63,220	65,762	58,227
Total interest expense	422,952	302,045	174,107
Net Interest Income	898,048	857,203	660,047
Provision for credit losses	24,218	32,501	9,942
Net Interest Income After Provision for Credit Losses	873,830	824,702	650,105
Non-Interest Income
Trust and investment services	12,646	12,633	11,538
Insurance commissions	10,409	15,213	18,156
Service charges on deposit accounts	23,636	26,817	21,529
Losses on securities transactions, net	(150)	(2,342)	(20)
Other-than-temporary impairment losses on securities	(2,928)	—	—
Portion recognized in other comprehensive income (before taxes)	—	—	—
Net impairment losses on securities recognized in earnings	(2,928)	—	—
Fees from loan servicing	9,794	9,319	7,384
Gains on sales of loans, net	18,914	20,515	20,814
Gains (losses) on sales of assets, net	78,333	(2,401)	(95)
Bank owned life insurance	8,232	8,691	7,338
Other	55,634	45,607	25,062
Total non-interest income	214,520	134,052	111,706
Non-Interest Expense
Salary and employee benefits expense	327,431	333,816	263,337
Net occupancy and equipment expense	118,191	108,763	92,243
FDIC insurance assessment	21,710	28,266	19,821
Amortization of other intangible assets	18,080	18,416	10,016
Professional and legal fees	20,810	34,141	25,834
Loss on extinguishment of debt	31,995	—	—
Amortization of tax credit investments	20,392	24,200	41,747
Telecommunication expenses	9,883	12,102	9,921
Other	63,063	69,357	46,154
Total non-interest expense	631,555	629,061	509,073
Income Before Income Taxes	456,795	329,693	252,738
Income tax expense	147,002	68,265	90,831
Net Income	309,793	261,428	161,907
Dividends on preferred stock	12,688	12,688	9,449
Net Income Available to Common Shareholders	$297,105	$248,740	$152,458

2019 Form 10-K	68

CONSOLIDATED STATEMENTS OF INCOME—(Continued)
	Years Ended December 31,
	2019	2018	2017
	(in thousands, except for share data)
Earnings Per Common Share:
Basic	$0.88	$0.75	$0.58
Diluted	0.87	0.75	0.58
Cash Dividends Declared Per Common Share	0.44	0.44	0.44
Weighted Average Number of Common Shares Outstanding:
Basic	337,792,270	331,258,964	264,038,123
Diluted	340,117,808	332,693,718	264,889,007

See accompanying notes to consolidated financial statements.

69	2019 Form 10-K

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$309,793	$261,428	$161,907
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on debt securities available for sale
Net gains (losses) arising during the period	39,262	(22,932)	850
Less reclassification adjustment for net losses (gains) included in net income	119	2,237	(156)
Total	39,381	(20,695)	694
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(989)	1,874	576
Less reclassification adjustment for net losses included in net income	1,291	2,494	5,028
Total	302	4,368	5,604
Defined benefit pension plan
Net losses arising during the period	(2,561)	(7,151)	(2,722)
Amortization of prior service (credit) cost	(93)	146	191
Amortization of net loss	188	447	248
Total	(2,466)	(6,558)	(2,283)
Total other comprehensive income (loss)	37,217	(22,885)	4,015
Total comprehensive income	$347,010	$238,543	$165,922

See accompanying notes to consolidated financial statements.

2019 Form 10-K	70

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2016	$111,590	263,639	$92,353	$2,044,401	$172,754	$(42,093)	$(1,849)	$2,377,156
Reclassification due to the adoption of ASU No. 2018-02	—	—	—	—	7,927	(7,927)	—	—
Balance - January 1, 2017	111,590	263,639	92,353	2,044,401	180,681	(50,020)	(1,849)	2,377,156
Net income	—	—	—	—	161,907	—	—	161,907
Other comprehensive income, net of tax	—	—	—	—	—	4,015	—	4,015
Preferred Stock Issued	98,101	—	—	—	—	—	—	98,101
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $0.57 per share	—	—	—	—	(2,261)	—	—	(2,261)
Common Stock, $0.44 per share	—	—	—	—	(116,332)	—	—	(116,332)
Effect of stock incentive plan, net	—	117	229	11,297	(18)	—	(1,948)	9,560
Common stock issued	—	713	145	4,658	(56)	—	3,460	8,207
Balance - December 31, 2017	209,691	264,469	92,727	2,060,356	216,733	(46,005)	(337)	2,533,165
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	—	480	(480)	—	—
Reclassification due to the adoption of ASU No. 2017-12	—	—	—	—	61	(61)	—	—
Adjustment due to the adoption of ASU No. 2016-16	—	—	—	—	(17,611)	—	—	(17,611)
Balance - January 1, 2018	209,691	264,469	92,727	2,060,356	199,663	(46,546)	(337)	2,515,554
Net income	—	—	—	—	261,428	—	—	261,428
Other comprehensive loss, net of tax	—	—	—	—	—	(22,885)	—	(22,885)
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $1.38 per share	—	—	—	—	(5,500)	—	—	(5,500)
Common Stock, $0.44 per share	—	—	—	—	(146,346)	—	—	(146,346)
Effect of stock incentive plan, net	—	1,955	771	21,022	(2,415)	—	(2,198)	17,180
Common stock issued	—	65,007	22,742	715,121	—	—	348	738,211
Balance - December 31, 2018	$209,691	331,431	$116,240	$2,796,499	$299,642	$(69,431)	$(2,187)	$3,350,454

71	2019 Form 10-K

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)
		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance - December 31, 2018	$209,691	331,431	$116,240	$2,796,499	$299,642	$(69,431)	$(2,187)	$3,350,454
Adjustment due to the adoption of ASU No. 2016-02	—	—	—	—	4,414	—	—	4,414
Adjustment due to the adoption of ASU No. 2017-08	—	—	—	—	(1,446)	—	—	(1,446)
Balance - January 1, 2019	209,691	331,431	116,240	2,796,499	302,610	(69,431)	(2,187)	3,353,422
Net income	—	—	—	—	309,793	—	—	309,793
Other comprehensive income, net of tax	—	—	—	—	—	37,217	—	37,217
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $1.38 per share	—	—	—	—	(5,500)	—	—	(5,500)
Common Stock, $0.44 per share	—	—	—	—	(154,689)	—	—	(154,689)
Effect of stock incentive plan, net	—	726	291	15,346	(1,467)	—	1,708	15,878
Common stock issued	—	71,121	24,892	810,363	—	—	—	835,255
Balance - December 31, 2019	$209,691	403,278	$141,423	$3,622,208	$443,559	$(32,214)	$(479)	$4,384,188

See accompanying notes to consolidated financial statements.

2019 Form 10-K	72

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$309,793	$261,428	$161,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,317	27,554	24,845
Stock-based compensation	14,726	19,472	12,204
Provision for credit losses	24,218	32,501	9,942
Net amortization of premiums and accretion of discounts on securities and borrowings	29,512	38,454	46,346
Amortization of other intangible assets	18,080	18,416	10,016
Losses on securities transactions, net	150	2,342	20
Proceeds from sales of loans held for sale	1,743,470	687,983	813,855
Gains on sales of loans, net	(18,914)	(20,515)	(20,814)
Net impairment losses on securities recognized in earnings	2,928	—	—
Originations of loans held for sale	(537,985)	(406,087)	(444,290)
(Gains) losses on sales of assets, net	(78,333)	2,402	95
Net deferred income tax (benefit) expense	15,228	(11,780)	76,848
Net change in:
Cash surrender value of bank owned life insurance	(8,232)	(8,691)	(7,338)
Accrued interest receivable	1,440	(9,183)	(7,174)
Other assets	(163,330)	(33,145)	(57,353)
Accrued expenses and other liabilities	57,882	(7,562)	121
Net cash provided by operating activities	1,463,950	593,589	619,230
Cash flows from investing activities:
Net loan originations and purchases	(2,538,909)	(3,257,939)	(1,418,073)
Equity securities:
Purchases	(14,776)	—	—
Sales	24,748	—	—
Held to maturity debt securities:
Purchases	(701,879)	(264,721)	(220,356)
Maturities, calls and principal repayments	424,475	241,077	290,929
Available for sale debt securities:
Purchases	(30,392)	(289,554)	(411,788)
Sales	271,901	44,377	2,727
Maturities, calls and principal repayments	316,024	255,031	204,684
Death benefit proceeds from bank owned life insurance	9,560	4,220	13,089
Proceeds from sales of real estate property and equipment	109,043	7,786	9,357
Purchases of real estate property and equipment	(23,375)	(26,440)	(18,117)
Cash and cash equivalents acquired in acquisitions	22,239	156,612	—
Net cash used in investing activities	$(2,131,341)	$(3,129,551)	$(1,547,548)

73	2019 Form 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from financing activities:
Net change in deposits	$1,808,148	$2,734,669	$422,754
Net change in short-term borrowings	(1,036,134)	720,307	(332,332)
Proceeds from issuance of long-term borrowings, net	950,000	—	1,065,000
Repayments of long-term borrowings	(890,000)	(750,682)	(185,000)
Proceeds from issuance of preferred stock, net	—	—	98,101
Cash dividends paid to preferred shareholders	(12,688)	(15,859)	(6,277)
Cash dividends paid to common shareholders	(146,537)	(138,857)	(115,881)
Purchase of common shares to treasury	(1,805)	(3,801)	(2,645)
Common stock issued, net	2,957	2,704	8,207
Other, net	(492)	—	—
Net cash provided by financing activities	673,449	2,548,481	951,927
Net change in cash and cash equivalents	6,058	12,519	23,609
Cash and cash equivalents at beginning of year	428,629	416,110	392,501
Cash and cash equivalents at end of year	$434,687	$428,629	$416,110
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$415,649	$290,444	$170,614
Federal and state income taxes	106,336	53,587	29,013
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$5,100	$743	$7,301
Loans transferred to loans held for sale	1,234,022	289,633	313,201
Lease right of use assets obtained in exchange for operating lease liabilities	312,143	—	—
Acquisition:
Non-cash assets acquired:
Equity securities	$51,382	$—	$—
Investment securities available for sale	335,894	308,385	—
Investment securities held to maturity	4,877	214,217	—
Loans	3,380,841	3,736,984	—
Premises and equipment	23,585	62,066	—
Bank owned life insurance	101,896	49,052	—
Accrued interest receivable	11,781	12,123	—
Goodwill	288,960	394,028	—
Other intangible assets	20,690	45,906	—
Other assets	50,174	100,059	—
Total non-cash assets acquired	$4,270,080	$4,922,820	$—
Liabilities assumed:
Deposits	$2,924,716	$3,564,843	$—
Short-term borrowings	10,500	649,979	—
Long-term borrowings	430,130	87,283	—
Junior subordinated debentures issued to capital trusts	—	13,249	—
Accrued expenses and other liabilities	91,718	26,848	—
Total liabilities assumed	$3,457,064	$4,342,202	$—
Net non-cash assets acquired	$813,016	$580,618	$—
Net cash and cash equivalents acquired in acquisition	$22,239	$156,612	$—
Common stock issued in acquisition	$835,255	$737,230	$—
See accompanying notes to consolidated financial statements.

2019 Form 10-K	74

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
Valley National Bank’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include, but are not limited to:

•	an insurance agency offering property and casualty, life and health insurance;

•	an asset management adviser that is a registered investment adviser with the Securities and Exchange Commission (SEC);

•	a title insurance agency in New York, which also provides services in New Jersey;

•	subsidiaries which hold, maintain and manage investment assets for the Bank;

•	a subsidiary which specializes in health care equipment lending and other commercial equipment leases; and

•	a subsidiary which owns and services New York commercial loans.
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
Basis of Presentation
The consolidated financial statements of Valley include the accounts of its commercial bank subsidiary, Valley National Bank and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. See Note 12 for more details. Certain prior period amounts have been reclassified to conform to the current presentation.
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
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks (including the Federal Reserve Bank of New York) and, from time to time, overnight federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. These reserve balances totaled $114.4 million and $120.7 million at December 31, 2019 and 2018, respectively.
Investment Securities
Debt securities are classified at the time of purchase based on management’s intention, as securities available-for-sale or securities held-to-maturity.  Investment securities classified as held-to-maturity are those that management has the positive intent and ability to hold until maturity.  Investment securities held-to-maturity are carried at amortized cost, adjusted for amortization

75	2019 Form 10-K

of premiums and accretion of discounts using the level-yield method over the contractual term of the securities, adjusted for actual prepayments, or to call date if the security was purchased at premium. Investment securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses reported as a component of other comprehensive income or loss, net of tax. Realized gains or losses on the available-for-sale securities are recognized by the specific identification method and are included in net gains and losses on securities transactions. Equity securities are stated at fair value with any unrealized and realized gains and losses reported in non-interest income. Investments in Federal Home Loan Bank and Federal Reserve Bank stock, which have limited marketability, are carried at cost in other assets. Security transactions are recorded on a trade-date basis.
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
Loans Held for Sale
Loans held for sale generally consist of residential mortgage loans originated and intended for sale in the secondary market and are carried at their estimated fair value on an instrument-by-instrument basis as permitted by the fair value option election under U.S. GAAP. Changes in fair value are recognized in non-interest income in the accompanying consolidated statements of income as a component of net gains on sales of loans. Origination fees and costs related to loans originated for sale (and carried at fair value) are recognized as earned and as incurred. Loans held for sale are generally sold with loan servicing rights retained by Valley. Gains recognized on loan sales include the value assigned to the rights to service the loan. See the “Loan Servicing Rights” section below.
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
Purchased Credit-Impaired Loans
Purchased credit-impaired (PCI) loans are loans acquired at a discount (that is due, in part, to credit quality). Valley's PCI loan portfolio primarily consists of loans acquired in business combinations subsequent to 2011. The PCI loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Interest income on PCI loans has been accounted for based on the acquired loans’ expected cash flows. The PCI loans may be aggregated and

2019 Form 10-K	76

accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flow.
The difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or an allowance for loan losses. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Therefore, the allowance for loan losses on these impaired pools reflect only losses incurred after the acquisition (representing the present value of all cash flows that were expected at acquisition but currently are not expected to be received). Valley had no allowance reserves related to PCI loans at December 31, 2019 and 2018.
On a quarterly or more frequent basis, the Bank evaluates the remaining contractual required payments due and estimates of cash flows expected to be collected for the underlying loans of each PCI loan pool. These evaluations require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Changes in the contractual required payments due and estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications between accretable yield and the non-accretable difference. For the pools with better than expected cash flows, the forecasted increase is recorded as an additional accretable yield that is recognized as a prospective increase to our interest income on loans. See Note 5 for additional information.
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
The allowance is maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the non-PCI loan portfolio and off-balance sheet unfunded letters of credit, as well as reserves for impairment of PCI loans subsequent to their acquisition date. As discussed under the “Purchased Credit-Impaired Loans” section above, Valley had no allowance reserves related to PCI loans at December 31, 2019 and 2018. The Bank’s methodology for evaluating the appropriateness of the allowance includes grouping the loan portfolio into loan segments based on common risk characteristics, tracking the historical levels of classified loans and delinquencies, estimating the appropriate loss look-back and loss emergence periods related to historical losses for each loan segment, providing specific reserves on impaired loans, and assigning incremental reserves where necessary based upon qualitative and economic outlook factors including numerous variables, such as the nature and trends of recent loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration.
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

77	2019 Form 10-K

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
Leases
Lessor Arrangements. Valley's lessor arrangements primarily consist of direct financing and sales-type leases for equipment included in the commercial and industrial loan portfolio. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.
Lessee Arrangements. Valley's lessee arrangements predominantly consist of operating and finance leases for premises and equipment. The majority of the operating leases include one or more options to renew that can significantly extend the lease terms. Valley’s leases have a wide range of lease expirations through the year 2062.
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

2019 Form 10-K	78

See Note 7 for additional information on Valley's lease related assets and obligations.
Premises and Equipment, Net
Premises and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives range from 3 years for capitalized software to up to 40 years for buildings. Leasehold improvements are amortized over the term of the lease or estimated useful life of the asset, whichever is shorter. Major improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Upon retirement or disposition, any gain or loss is credited or charged to operations. See Note 8 for further details.
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
Other Real Estate Owned
Valley acquires other real estate owned (OREO) through foreclosure on loans secured by real estate. OREO is reported at the lower of cost or fair value, as established by a current appraisal (less estimated costs to sell), and is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from valuation write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense. OREO totaled $9.4 million and $9.5 million at December 31, 2019 and 2018, respectively. OREO included foreclosed residential real estate properties totaling $2.1 million and $852 thousand at December 31, 2019 and 2018, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.8 million and $1.8 million at December 31, 2019 and 2018, respectively.
Goodwill
Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” below). Goodwill is not amortized and is subject to an annual assessment for impairment. Currently, the goodwill impairment analysis is generally a two-step test. However, Valley may choose to perform an optional qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for one or more units in future periods. During 2019 and 2018, Valley elected to perform step one of the two-step goodwill impairment test for all of its reporting units.
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

79	2019 Form 10-K

Loan Servicing Rights
Loan servicing rights are recorded when originated mortgage loans are sold with servicing rights retained, or when servicing rights are purchased. Valley initially records the loan servicing rights at fair value. Subsequently, the loan servicing rights are carried at the lower of unamortized cost or market (i.e., fair value). The fair values of the loan servicing rights for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.
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
Stock-Based Compensation
Compensation expense for restricted stock units, restricted stock and stock option awards (i.e., non-vested stock awards) is based on the fair value of the award on the date of the grant and is recognized ratably over the service period of the award. Beginning in 2019, Valley's long-term incentive compensation plan was amended for award grantees that are eligible for retirement to include a service period requirement, in which an award will vest at one-twelve per month after the grant date. Compensation expense for these awards is amortized monthly over a one year period after the grant date. Prior to 2019, award grantees that were eligible for retirement did not have a service period requirement. Compensation expense for these awards is recognized immediately in earnings. The service period for non-retirement eligible employees is the shorter of the stated vesting period of the award or the period until the employee’s retirement eligibility date. The fair value of each option granted is estimated using a binomial option pricing model. The fair value of restricted stock awards is based upon the last sale price reported for Valley’s common stock on the date of grant or the last sale price reported preceding such date, except for performance-based stock awards with a market condition. The grant date fair value of a performance-based stock award that vests based on a market condition is determined by a third party specialist using a Monte Carlo valuation model. See Note 13 for additional information.
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
Revenue Recognition
On January 1, 2018, Valley adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" and subsequent related updates that modify the guidance used to recognize revenue from contracts with customers for transfers of goods and services and transfers of non-financial assets, unless those contracts are within the scope of other guidance. The adoption did not materially change Valley's recognition of revenues within the scope of Topic 606. Valley's revenue contracts generally have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable, or distinct from other obligations within the contracts. Valley does not have a material amount of long-term customer agreements that include multiple performance obligations requiring price allocation and differences in the timing of revenue recognition. Valley has no customer contracts with variable fee agreements based upon performance. Valley's revenue within the scope of ASC Topic 606 includes: (i) trust and investment services income from investment management, investment advisory, trust, custody and other products; (ii) service charges on deposit accounts from checking accounts, savings accounts, overdrafts, insufficient funds, ATM transactions and other activities; and (iii) other income from fee income related to derivative interest rate swaps executed with commercial loan customers, and fees from interchange, wire transfers, credit cards, safe deposit box, ACH, lockbox and various other products and services-related income.

2019 Form 10-K	80

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
Valley’s expense for income taxes includes the current and deferred portions of that expense. Deferred tax assets are recognized if, in management's judgment, their realizability is determined to be more likely than not. A valuation allowance is established to reduce deferred tax assets to the amount we expect to realize. Deferred income tax expense or benefit results from differences between assets and liabilities measured for financial reporting versus income-tax return purposes. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. See Note 14 for details regarding the impact of the Tax Act enacted by the U.S. government on December 22, 2017.
Valley maintains a reserve related to certain tax positions that management believes contain an element of uncertainty. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate.
Comprehensive Income
Comprehensive income or loss is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to shareholders. Comprehensive income consists of net income and other comprehensive income or loss. Valley’s components of other comprehensive income or loss, net of deferred tax, include: (i) unrealized gains and losses on securities available for sale; (ii) unrealized gains and losses on derivatives used in cash flow hedging relationships; and (iii) the pension benefit adjustment for the unfunded portion of its various employee, officer, and director pension plans. Income tax effects are released from accumulated other comprehensive income on an individual unit of account basis. Valley presents comprehensive income and its components in the consolidated statements of comprehensive income for all periods presented. See Note 20 for additional disclosures.
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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in thousands, except for share data)
Net income available to common shareholders	$297,105	$248,740	$152,458
Basic weighted-average number of common shares outstanding	337,792,270	331,258,964	264,038,123
Plus: Common stock equivalents	2,325,538	1,434,754	850,884
Diluted weighted-average number of common shares outstanding	340,117,808	332,693,718	264,889,007
Earnings per common share:
Basic	$0.88	$0.75	$0.58
Diluted	0.87	0.75	0.58

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

81	2019 Form 10-K

options equaled approximately 288 thousand, 2.1 million, and 3.1 million of common shares for the years ended December 31, 2019, 2018 and 2017, respectively. All of the outstanding warrants expired unexercised in the fourth quarter 2018.
Preferred and Common Stock Dividends
Valley issued 4.6 million shares and 4.0 million shares of non-cumulative perpetual preferred stock in June 2015 and August 2017, respectively, which were initially recorded at fair value. See Note 19 for additional details on the preferred stock issuances. The preferred shares are senior to Valley common stock, whereas the current year dividends must be paid before Valley can pay dividends to its common stockholders. Preferred dividends declared are deducted from net income for computing income available to common stockholders and earnings per common share computations.
Cash dividends to both preferred and common stockholders are payable and accrued when declared by Valley's Board of Directors.
Treasury Stock
Treasury stock is recorded using the cost method and accordingly is presented as a reduction of shareholders’ equity.
Derivative Instruments and Hedging Activities
As part of its asset/liability management strategies and to accommodate commercial borrowers, Valley has used interest rate swaps and caps to hedge variability in cash flows or fair values caused by changes in interest rates. Valley also uses derivatives not designated as hedges for non-speculative purposes to (1) manage its exposure to interest rate movements related to a service for commercial lending customers, (2) share the risk of default on the interest rate swaps related to certain purchased or sold loan participations through the use of risk participation agreements and (3) manage the interest rate risk of mortgage banking activities with customer interest rate lock commitments and forward contracts to sell residential mortgage loans. Valley also has hybrid instruments, consisting of market linked certificates of deposit with an embedded swap contract. Valley records all derivatives as assets or liabilities at fair value on the consolidated statements of financial condition.
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
New Authoritative Accounting Guidance
New Accounting Guidance Adopted in 2019

Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)” and subsequent related updates require lessees to recognize leases on balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model that requires lessees to recognize a ROU asset and related lease liability for all leases with a term longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. Leases continue to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

2019 Form 10-K	82

extension clauses available to Valley. This shortened the expected lives of certain leases. As a result, Valley recorded a $4.4 million (net of tax) credit adjustment to the opening balance of retained earnings as of January 1, 2019. Valley also made accounting policy elections to (i) separate non-lease components from its lease obligations with the non-lease components being charged to earnings when incurred and to (ii) exclude short-term leases of 12 months or less from the balance sheet. The comparative periods prior to the adoption date of Topic 842 will continue to be presented in the financial statements in accordance with prior GAAP (Topic 840). See Note 7 for the additional required disclosures.
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

New Accounting Guidance Adopted in the First Quarter 2020

ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" amends the accounting guidance on the impairment of financial instruments. The FASB issued an amendment to replace today's incurred loss impairment methodology with a new current credit loss (CECL) model. Under the new guidance, Valley will be required to measure expected credit losses by utilizing forward-looking information to assess its allowance for credit losses. The guidance also requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Valley anticipates utilizing a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan. The measurement of expected credit loss under the CECL methodology is applicable to financial assets measured at amortized cost, including loans, held to maturity investments and purchased financial assets with credit deterioration (PCD) assets. It also applies to certain off-balance sheet credit exposures. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses", which clarifies that expected recoveries of amounts previously written off or expected to be written off should be included in the estimate of allowance for credit losses for purchased financial assets with credit deterioration, provides certain transition relief for TDR accounting when the discounted cash flow method is used to estimate credit losses, allows entities to elect to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements, and clarifies that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing financial assets when electing a practical expedient to measure the estimate of expected credit losses by comparing the amortized cost basis of the financial asset and the fair value of collateral securing the financial asset as of the reporting date.

Valley will adopt the new CECL accounting guidance effective January 1, 2020 using the modified retrospective approach for all financial assets measured at amortized cost (except for PCD loans) and off-balance sheet credit exposures. Valley has established a governance structure to implement the CECL accounting guidance and has developed a methodology and set of models to be used upon adoption. At December 31, 2019, Valley’s loan portfolio totaled $29.7 billion with a corresponding allowance for loan losses ("ALL") of $161.8 million under current GAAP. Based on Valley's current CECL model results that it has performed alongside the current ALL process, Valley estimates that the adoption of the new guidance will result in an increase to the allowance for credit losses, including the reserve for off-balance sheet credit exposures (included within other liabilities), of $30 million to $40 million, excluding PCD loans. Valley elected the prospective transition approach for PCD loans that were previously classified as purchased-credit impaired (PCI) loans. Under this guidance, Valley is not required to reassess whether PCI loans met the PCD loans criteria as of the date of the date of adoption. For PCD loans, the allowance for credit losses recorded is recognized through a gross-up that increases the amortized cost basis of loans with a corresponding allowance for credit losses, and therefore results in no expected impact to the cumulative effect adjustment to retained earnings. The anticipated increase to

83	2019 Form 10-K

the allowance for credit losses related to PCD loans is $60 million to $65 million. The remaining non-credit discount will be accreted into interest income over the life of the loans at the effective interest rate effective January 1, 2020.

For other assets within the scope of the new CECL accounting guidance, such as debt securities held-to-maturity, trade and other receivables, management expects the impact from the adoption to be inconsequential.

Valley is reviewing the performance of its most recent model run, including certain qualitative adjustments and certain assumptions related to the reserve for off-balance sheet credit exposures. As Valley finalizes the implementation of the new guidance in the first quarter of 2020, final decisions by management will result in the specific January 1, 2020 allowance for credit losses impact being established and the related impact to the financial statements and disclosures.

Valley does not expect the adoption of the new CECL accounting guidance to have a significant impact on Valley’s regulatory capital ratios.

ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses" amends or clarifies the guidance in ASC 326 on credit losses. ASU No. 2019-11: (i) permits entities to record a negative allowance when measuring the expected credit losses for a PCD financial asset, not to exceed the total amount of the amortized cost basis previously written off and expected to be written off, (ii) provides transition relief for troubled debt restructurings, (iii) provides disclosure relief for accrued interest receivable and (iv) offers a practical expedient for financial assets secured by collateral maintenance provisions (e.g., the borrower is contractually required to adjust the amount of the collateral securing the financial asset). Valley adopted ASU No. 2019-11 on January 1, 2020. The adoption of this ASU is not expected to have a significant impact on the presentation of Valley's consolidated financial statements.

ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement. The most significant provisions of the ASU relate to how companies will estimate expected credit losses under Topic 326 by incorporating (1) expected recoveries of financial assets, including recoveries of amounts expected to be written off and those previously written off, and (2) clarifying that contractual extensions or renewal options that are not unconditionally cancellable by the lender are considered when determining the contractual term over which expected credit losses are measured. Valley adopted ASU No. 2019-04 on January 1, 2020. See more details regarding our adoption of Topic 326 and ASU No. 2016-13 above.

ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test guidance) to measure a goodwill impairment charge. Instead, an entity will be required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current guidance). In addition, ASU No. 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. However, an entity will be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for Valley for its annual and interim, if applicable, goodwill impairment tests in fiscal years beginning January 1, 2020.
BUSINESS COMBINATIONS (Note 2)

Oritani Financial Corp.
On December 1, 2019, Valley completed its acquisition of Oritani Financial Corp. ("Oritani") and its wholly-owned subsidiary, Oritani Bank. Oritani had approximately $4.3 billion in assets, $3.4 billion in net loans and $2.9 billion in deposits, after purchase accounting adjustments, and a branch network of 26 locations. The acquisition represents a significant addition to Valley's New Jersey franchise, and meaningfully enhanced its presence in the Bergen County market. The common shareholders of Oritani received 1.60 shares of Valley common stock for each Oritani share that they owned prior to merger. The total consideration for the acquisition was approximately $835.3 million, consisting of 71.1 million shares of Valley common stock and the outstanding Oritani stock-based awards.
Merger expenses totaled $16.6 million for the year ended December 31, 2019, which primarily related to salary and employee benefits and other expenses are included in non-interest expense on the consolidated statements of income.

2019 Form 10-K	84

The following table sets forth assets acquired, and liabilities assumed in the Oritani acquisition, at their estimated fair values as of the closing date of the transaction:

December 1, 2019
(in thousands)
Assets acquired:
Cash and cash equivalents	$22,239
Equity securities	51,382
Investment securities available for sale	335,894
Investment securities held to maturity	4,877
Loans	3,380,841
Premises and equipment	23,585
Bank owned life insurance	101,896
Accrued interest receivable	11,781
Goodwill	288,960
Other intangible assets	20,690
Other assets:
Deferred tax assets	24,707
FHLB and FRB stock	23,479
Other assets	1,988
Total other assets	50,174
Total assets acquired	$4,292,319
Liabilities assumed:
Deposits:
Non-interest bearing	$142,630
Savings, NOW and money market	1,596,690
Time	1,185,396
Total deposits	2,924,716
Short-term borrowings	10,500
Long-term borrowings	430,130
Accrued expense and other liabilities	91,718
Total liabilities assumed	$3,457,064
Common stock issued in acquisition	$835,255

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

Fair Value Measurement of Assets Acquired and Liabilities Assumed

Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Oritani acquisition.

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

85	2019 Form 10-K

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

Loans. The acquired loan portfolio was segregated into categories for valuation purposes primarily based on loan type (commercial, commercial real estate, multifamily, residential, and consumer) and credit risk rating. The estimated fair values were computed by discounting the expected cash flows from the respective portfolios to present value based on estimated market rates. Management estimated the cash flows expected to be collected at the acquisition date by using valuation models that incorporated loan contractual characteristics (such as payment type, amortization type, and term to maturity) as well as estimates of key valuation assumptions (such as prepayment speeds, default rates, and loss severity rates). Prepayment assumptions were developed by reference to recent or historical prepayment speeds observed for loans with similar underlying characteristics. Prepayment assumptions were influenced by many factors, including, but not limited to, forward interest rates, loan and collateral types, vintage, coupon band, and payment status. Default and loss severity rates were developed by reference to recent or historical default and loss rates observed for loans with similar underlying characteristics. Default and loss severity assumptions were influenced by many factors, including, but not limited to, underwriting processes and documentation, vintages, collateral types, collateral locations, estimated collateral values, loan-to-value ratios, and debt-to-income ratios.

The expected cash flows from the acquired loan portfolios were discounted to present value based on estimated market rates. The market rates were estimated using a buildup approach based on the following components: funding cost, servicing cost, and consideration of liquidity premium. In addition, coupon rates for recently originated loans and available market data regarding origination rates were also considered in the analysis. The methods used to estimate the Level 3 fair values of loans are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.

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

Short-term borrowings. The short-term borrowings consist of FHLB advances. The carrying amounts approximate their fair values because they frequently re-price to a market rate.

Long-term borrowings. The fair values of long-term borrowings consisting of FHLB advances were estimated by discounting the estimated future cash flows using market discount rates for borrowings with similar characteristics, terms and remaining maturities. See Note 11 for further details.

2019 Form 10-K	86

Had the acquisition of Oritani taken place on the beginning of the annual periods presented, Valley’s revenues (defined as the sum of net interest income and non-interest income), net income, basic earnings per share, and diluted earnings per share would have equaled the amounts indicated in the following table for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
(in thousands, except per share data)	Unaudited
Revenues	$1,219,887	$1,106,012
Net income	361,079	313,977
Basic earnings per share	0.86	0.75
Diluted earnings per share	0.85	0.75

USAmeriBancorp, Inc.
On January 1, 2018, Valley completed its acquisition of USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB, largely through its wholly-owned subsidiary, USAmeriBank, had approximately $5.1 billion in assets, $3.7 billion in net loans and $3.6 billion in deposits, after purchase accounting adjustments, and maintained a branch network of 29 offices at December 31, 2018. The acquisition represented a significant addition to Valley’s Florida presence, primarily in the Tampa Bay market. The acquisition also brought Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where USAB maintained 15 of its branches. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they owned prior to merger. The total consideration for the acquisition was approximately $737 million, consisting of 64.9 million shares of Valley common stock and the outstanding USAB stock-based awards.
Merger expenses totaled $17.4 million for the year ended December 31, 2018, which primarily related to salary and employee benefits and other expenses are included in non-interest expense on the consolidated statements of income.

Had the acquisition of USAB taken place on January 1, 2017 Valley’s revenues (defined as the sum of net interest income and non-interest income), net income, basic earnings per share, and diluted earnings per share would have equaled the amounts indicated in the following table for the year ended December 31, 2017:

December 31,
2017
(in thousands, except per share data)	Unaudited
Revenues	$931,255
Net income	196,921
Basic earnings per share	0.57
Diluted earnings per share	0.57

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

•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

87	2019 Form 10-K

Assets and Liabilities Measured at Fair Value on a Recurring Basis and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2019 and 2018. The assets presented under “non-recurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$41,410	$41,410	$—	$—
Available for sale debt securities:
U.S. Treasury securities	50,943	50,943	—	—
U.S. government agency securities	29,243	—	29,243	—
Obligations of states and political subdivisions	170,051	—	170,051	—
Residential mortgage-backed securities	1,254,786	—	1,254,786	—
Corporate and other debt securities	61,778	—	61,098	680
Total available for sale debt securities	1,566,801	50,943	1,515,178	680
Loans held for sale (1)	76,113	—	76,113	—
Other assets (2)	158,532	—	158,532	—
Total assets	$1,842,856	$92,353	$1,749,823	$680
Liabilities
Other liabilities (2)	$43,926	$—	$43,926	$—
Total liabilities	$43,926	$—	$43,926	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (3)	$39,075	$—	$—	$39,075
Loan servicing rights	1,591	—	—	1,591
Foreclosed assets	10,807	—	—	10,807
Total	$51,473	$—	$—	$51,473

2019 Form 10-K	88

		Fair Value Measurements at Reporting Date Using:
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)
Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $74.5 million and $34.6 million at December 31, 2019 and 2018, respectively.

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
Equity Securities. Fair values of equity securities, consisting of one publicly traded mutual fund, are derived from quoted market prices in active markets.
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

89	2019 Form 10-K

In calculating the fair value of one impaired special revenue bond (within obligations of states and political subdivisions in the table above) under Level 3, Valley prepared its best estimate of the present value of the cash flows to determine an internal price estimate. In determining the internal price, Valley utilized recent financial information and developments provided by the issuer, as well as other unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing of the defaulted security. A quoted price received from an independent pricing service was weighted with the internal price estimate to determine the fair value of the instrument at December 31, 2019. See Note 4 for additional information regarding this impaired security.
Loans held for sale.  Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2019 and 2018 based on the short duration these assets were held and the credit quality of these loans.
Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs. The fair value of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analyses using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at December 31, 2019 and 2018), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2019 and 2018.

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
Impaired loans.  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent impaired loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that are significantly adjusted based on customized discounting criteria. At December 31, 2019, certain appraisals may be discounted based on specific market data by location and property type. During 2019 and 2018, collateral dependent impaired loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. The collateral dependent loan charge-offs to the allowance for loan losses totaled $2.1 million and $638 thousand for the years ended December 31, 2019 and 2018, respectively. These collateral dependent impaired loans with a total recorded investment of $74.6 million and $73.7 million at December 31, 2019 and 2018, respectively, were reduced by specific valuation allowance allocations totaling $35.5 million and $28.5 million to a reported total net carrying amount of $39.1 million and $45.2 million at December 31, 2019 and 2018, respectively.
Loan servicing rights.  Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2019, the fair value model used a blended prepayment speed (stated as constant prepayment rates) of 11.6 percent and a discount rate of 9.6 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. At December 31, 2019, certain loan servicing rights were re-measured at fair value totaling $1.6 million. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $36 thousand, $388 thousand and $429 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.
Foreclosed assets.  Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on customized discounting criteria, similar to the criteria used for impaired loans described above. There were no adjustments to the appraisals of foreclosed assets at December 31, 2019. During the years ended December 31, 2019 and 2018, foreclosed assets measured at fair value upon initial

2019 Form 10-K	90

recognition or subsequent re-measurement totaled $10.8 million and $5.7 million, respectively. The charge-offs of foreclosed assets to the allowance for loan losses totaled $3.0 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in losses of $896 thousand, $390 thousand and $361 thousand included in non-interest expense for the years ended December 31, 2019, 2018 and 2017, respectively.

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

91	2019 Form 10-K

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at December 31, 2019 and 2018 were as follows:

		December 31,
		2019		2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$256,264	$256,264	$251,541	$251,541
Interest bearing deposits with banks	Level 1	178,423	178,423	177,088	177,088
Held to maturity debt securities:
U.S. Treasury securities	Level 1	138,352	144,113	138,517	142,049
U.S. government agency securities	Level 2	7,345	7,362	8,721	8,641
Obligations of states and political subdivisions	Level 2	500,705	513,607	585,656	586,033
Residential mortgage-backed securities	Level 2	1,620,119	1,629,572	1,266,770	1,235,605
Trust preferred securities	Level 2	37,324	31,382	37,332	31,486
Corporate and other debt securities	Level 2	32,250	32,684	31,250	31,129
Total investment securities held to maturity		2,336,095	2,358,720	2,068,246	2,034,943
Net loans	Level 3	29,537,449	28,964,396	24,883,610	24,068,755
Accrued interest receivable	Level 1	105,637	105,637	95,296	95,296
Federal Reserve Bank and Federal Home Loan Bank stock (1)	Level 1	214,421	214,421	232,080	232,080
Financial liabilities
Deposits without stated maturities	Level 1	19,467,892	19,467,892	17,388,990	17,388,990
Deposits with stated maturities	Level 2	9,717,945	9,747,867	7,063,984	7,005,573
Short-term borrowings	Level 1	1,093,280	1,081,879	2,118,914	2,091,892
Long-term borrowings	Level 2	2,122,426	2,181,401	1,654,268	1,751,194
Junior subordinated debentures issued to capital trusts	Level 2	55,718	53,889	55,370	55,692
Accrued interest payable (2)	Level 1	33,066	33,066	25,762	25,762

(1)	Included in other assets.

(2)	Included in accrued expenses and other liabilities.

2019 Form 10-K	92

INVESTMENT SECURITIES (Note 4)
Equity Securities
Equity securities carried at fair value totaled $41.4 million at December 31, 2019. Valley's equity securities consist of one publicly traded money market mutual fund held in trust to secure Valley's assumed obligations under certain former Oritani non-qualified director and employee benefit plans. See Note 13 for further details.
Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2019 and 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2019
U.S. Treasury securities	$50,952	$12	$(21)	$50,943
U.S. government agency securities	28,982	280	(19)	29,243
Obligations of states and political subdivisions:
Obligations of states and state agencies	78,116	540	(83)	78,573
Municipal bonds	90,662	902	(86)	91,478
Total obligations of states and political subdivisions	168,778	1,442	(169)	170,051
Residential mortgage-backed securities	1,248,814	11,234	(5,262)	1,254,786
Corporate and other debt securities	61,261	628	(111)	61,778
Total investment securities available for sale	$1,558,787	$13,596	$(5,582)	$1,566,801
December 31, 2018
U.S. Treasury securities	$50,975	$—	$(1,669)	$49,306
U.S. government agency securities	36,844	71	(638)	36,277
Obligations of states and political subdivisions:
Obligations of states and state agencies	100,777	18	(3,682)	97,113
Municipal bonds	101,207	209	(1,437)	99,979
Total obligations of states and political subdivisions	201,984	227	(5,119)	197,092
Residential mortgage-backed securities	1,469,059	1,484	(40,761)	1,429,782
Corporate and other debt securities	37,542	213	(668)	37,087
Total investment securities available for sale	$1,796,404	$1,995	$(48,855)	$1,749,544

93	2019 Form 10-K

The age of unrealized losses and fair value of related securities available for sale at December 31, 2019 and 2018 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2019
U.S. Treasury securities	$25,019	$(21)	$—	$—	$25,019	$(21)
U.S. government agency securities	—	—	1,783	(19)	1,783	(19)
Obligations of states and political subdivisions:
Obligations of states and state agencies	18,540	(21)	8,755	(62)	27,295	(83)
Municipal bonds	—	—	13,177	(86)	13,177	(86)
Total obligations of states and political subdivisions	18,540	(21)	21,932	(148)	40,472	(169)
Residential mortgage-backed securities	240,412	(1,194)	282,798	(4,068)	523,210	(5,262)
Corporate and other debt securities	5,139	(111)	—	—	5,139	(111)
Total	$289,110	$(1,347)	$306,513	$(4,235)	$595,623	$(5,582)
December 31, 2018
U.S. Treasury securities	$—	$—	$49,306	$(1,669)	$49,306	$(1,669)
U.S. government agency securities	2,120	(20)	26,775	(618)	28,895	(638)
Obligations of states and political subdivisions:
Obligations of states and state agencies	17,560	(95)	75,718	(3,587)	93,278	(3,682)
Municipal bonds	5,018	(106)	70,286	(1,331)	75,304	(1,437)
Total obligations of states and political subdivisions	22,578	(201)	146,004	(4,918)	168,582	(5,119)
Residential mortgage-backed securities	119,645	(668)	1,221,942	(40,093)	1,341,587	(40,761)
Corporate and other debt securities	12,339	(161)	12,397	(507)	24,736	(668)
Total	$156,682	$(1,050)	$1,456,424	$(47,805)	$1,613,106	$(48,855)

The unrealized losses on investment debt securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads) and, in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities available for sale portfolio in an unrealized loss position at December 31, 2019 was 182 as compared to 545 at December 31, 2018.
The unrealized losses existing for more than twelve months for the residential mortgage-backed securities category of the available for sale portfolio at December 31, 2019 were largely related to several investment grade securities mainly issued by Ginnie Mae, Fannie Mae, and Freddie Mac.
As of December 31, 2019, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.0 billion.

2019 Form 10-K	94

The contractual maturities of investment debt securities available for sale at December 31, 2019 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$19,554	$19,611
Due after one year through five years	110,337	110,801
Due after five years through ten years	90,297	91,232
Due after ten years	89,785	90,371
Residential mortgage-backed securities	1,248,814	1,254,786
Total investment securities available for sale	$1,558,787	$1,566,801

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities available for sale was 5.7 years at December 31, 2019.

95	2019 Form 10-K

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of investment debt securities held to maturity at December 31, 2019 and 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2019
U.S. Treasury securities	$138,352	$5,761	$—	$144,113
U.S. government agency securities	7,345	58	(41)	7,362
Obligations of states and political subdivisions:
Obligations of states and state agencies	297,454	7,745	(529)	304,670
Municipal bonds	203,251	5,696	(10)	208,937
Total obligations of states and political subdivisions	500,705	13,441	(539)	513,607
Residential mortgage-backed securities	1,620,119	14,803	(5,350)	1,629,572
Trust preferred securities	37,324	39	(5,981)	31,382
Corporate and other debt securities	32,250	454	(20)	32,684
Total investment securities held to maturity	$2,336,095	$34,556	$(11,931)	$2,358,720
December 31, 2018
U.S. Treasury securities	$138,517	$3,532	$—	$142,049
U.S. government agency securities	8,721	55	(135)	8,641
Obligations of states and political subdivisions:
Obligations of states and state agencies	341,702	4,332	(5,735)	340,299
Municipal bonds	243,954	3,141	(1,361)	245,734
Total obligations of states and political subdivisions	585,656	7,473	(7,096)	586,033
Residential mortgage-backed securities	1,266,770	3,203	(34,368)	1,235,605
Trust preferred securities	37,332	77	(5,923)	31,486
Corporate and other debt securities	31,250	96	(217)	31,129
Total investment securities held to maturity	$2,068,246	$14,436	$(47,739)	$2,034,943

2019 Form 10-K	96

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2019 and 2018 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2019
U.S. government agency securities	$5,183	$(41)	$—	$—	$5,183	$(41)
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,178	(55)	32,397	(474)	43,575	(529)
Municipal bonds	—	—	798	(10)	798	(10)
Total obligations of states and political subdivisions	11,178	(55)	33,195	(484)	44,373	(539)
Residential mortgage-backed securities	307,885	(1,387)	254,915	(3,963)	562,800	(5,350)
Trust preferred securities	—	—	29,990	(5,981)	29,990	(5,981)
Corporate and other debt securities	—	—	4,980	(20)	4,980	(20)
Total	$324,246	$(1,483)	$323,080	$(10,448)	$647,326	$(11,931)
December 31, 2018
U.S. government agency securities	—	—	6,074	(135)	6,074	(135)
Obligations of states and political subdivisions:
Obligations of states and state agencies	$16,098	$(266)	$138,437	$(5,469)	$154,535	$(5,735)
Municipal bonds	3,335	(37)	60,078	(1,324)	63,413	(1,361)
Total obligations of states and political subdivisions	19,433	(303)	198,515	(6,793)	217,948	(7,096)
Residential mortgage-backed securities	72,240	(852)	846,671	(33,516)	918,911	(34,368)
Trust preferred securities	—	—	30,055	(5,923)	30,055	(5,923)
Corporate and other debt securities	9,948	(52)	4,835	(165)	14,783	(217)
Total	$101,621	$(1,207)	$1,086,150	$(46,532)	$1,187,771	$(47,739)

The unrealized losses on investment debt securities available for sale are primarily due to changes in interest rates (including, in certain cases, changes in credit spreads), and in some cases, lack of liquidity in the marketplace. The total number of security positions in the securities held to maturity portfolio in an unrealized loss position at December 31, 2019 was 82 as compared to 378 at December 31, 2018.
The unrealized losses existing for more than twelve months within the residential mortgage-backed securities category of the held to maturity portfolio at December 31, 2019 were largely related to investment grade securities issued by Ginnie Mae and Fannie Mae.
The unrealized losses existing for more than twelve months for trust preferred securities at December 31, 2019 primarily related to four non-rated single-issuer securities, issued by bank holding companies. All single-issuer trust preferred securities classified as held to maturity are paying in accordance with their terms, have no deferrals of interest or defaults and, if applicable, the issuers meet the regulatory capital requirements to be considered “well-capitalized institutions” at December 31, 2019.
As of December 31, 2019, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $1.4 billion.
The contractual maturities of investments in debt securities held to maturity at December 31, 2019 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages

97	2019 Form 10-K

underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$96,230	$97,223
Due after one year through five years	170,615	176,005
Due after five years through ten years	216,437	226,086
Due after ten years	232,694	229,834
Residential mortgage-backed securities	1,620,119	1,629,572
Total investment securities held to maturity	$2,336,095	$2,358,720

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 5.2 years at December 31, 2019.
Other-Than-Temporary Impairment Analysis
Valley records impairment charges on its investment debt securities when the decline in fair value is considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities; decline in the creditworthiness of the issuer; absence of reliable pricing information for investment securities; adverse changes in business climate; adverse actions by regulators; or unanticipated changes in the competitive environment could have a negative effect on Valley’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods. Among other securities, Valley's investments in trust preferred securities, bank issued corporate bonds and special revenue bonds may pose a higher risk of future impairment charges to Valley as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers.
For the single-issuer trust preferred, corporate, and other debt securities, Valley reviews each portfolio to determine if all the securities are paying in accordance with their terms and have no deferrals of interest or defaults. A deferral event by a bank holding company for which Valley holds trust preferred securities may require the recognition of an other-than-temporary impairment charge if Valley determines that it is more likely than not that all contractual interest and principal cash flows may not be collected. Among other factors, the probability of the collection of all interest and principal determined by Valley in its impairment analysis declines if there is an increase in the estimated deferral period of the issuer. Additionally, a FDIC receivership for any single-issuer would result in an impairment and significant loss. Including the other factors outlined above, Valley analyzes the performance of the issuers on a quarterly basis, including a review of performance data from the issuers’ most recent bank regulatory report, if applicable, to assess their credit risk and the probability of impairment of the contractual cash flows of the applicable security. All of the issuers had capital ratios at December 31, 2019 that were at or above the minimum amounts to be considered a “well-capitalized” financial institution, if applicable, and/or have maintained performance levels adequate to support the contractual cash flows of the trust preferred securities.
During 2019, Valley recognized a $2.9 million other-than-temporary credit impairment charge on one special revenue bond classified as available for sale (within the obligations of states and state agencies in the tables above). The credit impairment was due to severe credit deterioration disclosed by the issuer in the second quarter 2019, as well as the issuer's default on its contractual payment. At December 31, 2019, the impaired security had an adjusted amortized cost and fair value of $680 thousand. Comparatively, there were no other-than-temporary impairment losses on securities recognized in earnings for the years ended December 31, 2018 and 2017. The impaired special revenue bond was not accruing interest as of December 31, 2019.
At December 31, 2019, approximately 41.5 percent of the $670.8 million carrying value of obligations of states and political subdivisions were issued by the states of (or municipalities within) New Jersey, Utah, Texas, and Idaho. The obligations of states and political subdivisions mainly consist of general obligation bonds and, to lesser extent, special revenue bonds with amortized cost and fair value totaling $294.9 million and $299.0 million, respectively, at December 31, 2019. Special revenue bonds were largely issued by the Utah, Idaho, Florida and other state housing authorities, as well Port Authority of New York and New Jersey. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, Valley's Credit Risk Management Department conducts a financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. Exclusive of the impaired security, these investments are a mix of bonds with investment grade ratings or not rated paying in accordance with their

2019 Form 10-K	98

contractual terms. The vast majority of the bonds not rated by the rating agencies are state housing finance agency revenue bonds secured by Ginnie Mae securities that are commonly referred to as Tax Exempt Mortgage Securities (TEMS). Valley will continue to closely monitor the special revenue bond portfolio as part of its quarterly impairment analysis.
Management does not believe that any individual unrealized loss as of December 31, 2019 included in the investment portfolio tables above represents other-than-temporary impairment as management mainly attributes the declines in fair value to changes in interest rates and market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management believes there are no credit losses on these securities, except for the impaired special revenue bond discussed above.
Realized Gains and Losses
Gross gains and losses realized on sales, maturities and other securities transactions included in earnings for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(in thousands)
Sales transactions:
Gross gains	$—	$1,769	$—
Gross losses	—	(3,881)	(25)
	$—	$(2,112)	$(25)
Maturities and other securities transactions:
Gross gains	$67	$42	$43
Gross losses	(217)	(272)	(38)
	$(150)	$(230)	$5
Net losses on securities transactions	$(150)	$(2,342)	$(20)

Net losses on sales transactions in 2018 (as presented in the table above) primarily related to the sales of equity securities previously classified as available for sale, certain municipal securities acquired from USAB and all of Valley's private label mortgage-backed securities classified as available for sale, including securities that were previously impaired.

99	2019 Form 10-K

LOANS (Note 5)
The detail of the loan portfolio as of December 31, 2019 and 2018 was as follows:

	December 31, 2019			December 31, 2018
	Non-PCI Loans	PCI Loans	Total	Non-PCI Loans	PCI Loans	Total
	(in thousands)
Loans:
Commercial and industrial	$4,143,983	$682,014	$4,825,997	$3,590,375	$740,657	$4,331,032
Commercial real estate:
Commercial real estate	10,902,893	5,093,848	15,996,741	9,912,309	2,494,966	12,407,275
Construction	1,495,717	151,301	1,647,018	1,122,348	365,784	1,488,132
Total commercial real estate loans	12,398,610	5,245,149	17,643,759	11,034,657	2,860,750	13,895,407
Residential mortgage	3,796,942	580,169	4,377,111	3,682,984	428,416	4,111,400
Consumer:
Home equity	376,020	111,252	487,272	371,340	145,749	517,089
Automobile	1,451,352	271	1,451,623	1,319,206	365	1,319,571
Other consumer	902,702	10,744	913,446	846,821	14,149	860,970
Total consumer loans	2,730,074	122,267	2,852,341	2,537,367	160,263	2,697,630
Total loans	$23,069,609	$6,629,599	$29,699,208	$20,845,383	$4,190,086	$25,035,469

Total loans include net unearned premiums and deferred loan costs totaling $12.6 million and $21.5 million at December 31, 2019 and 2018, respectively. The outstanding balances (representing contractual balances owed to Valley) for PCI loans totaled $6.8 billion and $4.4 billion at December 31, 2019 and 2018, respectively.

Valley transferred $436.5 million and $289.6 million of residential mortgage loans from the loan portfolio to loans held for sale in 2019 and 2018, respectively. Valley transferred $798 million of commercial real estate loans from the loan portfolio to loans held for sale in 2019. Excluding the loan transfers, there were no other sales or transfers of loans from the held for investment portfolio during 2019 and 2018.

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the Oritani acquisition as of December 1, 2019 (See Note 2 for more details):

December 1, 2019
(in thousands)
Contractually required principal and interest	$4,017,103
Contractual cash flows not expected to be collected (non-accretable difference)	(36,084)
Expected cash flows to be collected	3,981,019
Interest component of expected cash flows (accretable yield)	(600,178)
Fair value of acquired loans	$3,380,841

2019 Form 10-K	100

The following table presents changes in the accretable yield for PCI loans for the years ended December 31, 2019 and 2018:

	2019	2018
	(in thousands)
Balance, beginning of period	$875,958	$282,009
Acquisition	600,178	559,907
Accretion	(214,415)	(235,741)
Net (decrease) increase in expected cash flows	(10,995)	269,783
Balance, end of period	$1,250,726	$875,958

The net (decrease) increase in expected cash flows for certain pools of loans (included in the table above) is recognized prospectively as an adjustment to the yield over the estimated remaining life of the individual pools. The net decrease in the expected cash flows totaling approximately $11.0 million for the year ended December 31, 2019 was largely due to the high volume of contractual principal prepayments caused by the low level of market interest rates. The net increase in the expected cash flows totaling $269.8 million for the year ended December 31, 2018 was largely due to higher interest rates and increased construction loan balances (mainly acquired from USAB) captured in the cash flow reforecast in the fourth quarter 2018.
Related Party Loans
In the ordinary course of business, Valley has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. All loans to related parties are performing as of December 31, 2019.
The following table summarizes the changes in the total amounts of loans and advances to the related parties during the year ended December 31, 2019:

2019
(in thousands)
Outstanding at beginning of year	$214,108
New loans and advances	13,172
Repayments	(33,999)
Outstanding at end of year	$193,281

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
Commercial and industrial loans.  A significant portion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, Valley will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $606.1 million and $580.5 million at December 31, 2019 and 2018, respectively.
The commercial portfolio also includes taxi medallion loans, most of which consist of loans to fleet owners of New York City medallions. At December 31, 2019, the taxi medallion loans totaled $114.8 million and were classified as either substandard

101	2019 Form 10-K

or doubtful loans. While most of the taxi medallion loans within the portfolio at December 31, 2019 are currently performing to their contractual terms, negative trends in the market valuations of the underlying taxi medallion collateral and a decline in borrower cash flows, among other factors, could impact the future performance of this portfolio.
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
Other consumer loans.  Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in personal lines of credit (mainly those secured by cash surrender value of life insurance), credit card loans and personal loans. Unsecured consumer loans totaled approximately $53.9 million and $58.1 million, including $8.2 million and $10.4 million of credit card loans, at December 31, 2019 and 2018, respectively. Valley believes the aggregate risk exposure to unsecured loans and lines of credit was not significant at December 31, 2019.

2019 Form 10-K	102

Credit Quality
The following tables present past due, non-accrual and current loans (excluding PCI loans, which are accounted for on a pool basis) by loan portfolio class at December 31, 2019 and 2018:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2019
Commercial and industrial	$11,700	$2,227	$3,986	$68,636	$86,549	$4,057,434	$4,143,983
Commercial real estate:
Commercial real estate	2,560	4,026	579	9,004	16,169	10,886,724	10,902,893
Construction	1,486	1,343	—	356	3,185	1,492,532	1,495,717
Total commercial real estate loans	4,046	5,369	579	9,360	19,354	12,379,256	12,398,610
Residential mortgage	17,143	4,192	2,042	12,858	36,235	3,760,707	3,796,942
Consumer loans:
Home equity	1,051	80	—	1,646	2,777	373,243	376,020
Automobile	11,482	1,581	681	334	14,078	1,437,274	1,451,352
Other consumer	1,171	866	30	224	2,291	900,411	902,702
Total consumer loans	13,704	2,527	711	2,204	19,146	2,710,928	2,730,074
Total	$46,593	$14,315	$7,318	$93,058	$161,284	$22,908,325	$23,069,609

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	Accruing Loans 90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2018
Commercial and industrial	$13,085	$3,768	$6,156	$70,096	$93,105	$3,497,270	$3,590,375
Commercial real estate:
Commercial real estate	9,521	530	27	2,372	12,450	9,899,859	9,912,309
Construction	2,829	—	—	356	3,185	1,119,163	1,122,348
Total commercial real estate loans	12,350	530	27	2,728	15,635	11,019,022	11,034,657
Residential mortgage	16,576	2,458	1,288	12,917	33,239	3,649,745	3,682,984
Consumer loans:
Home equity	872	40	—	2,156	3,068	368,272	371,340
Automobile	7,973	1,299	308	80	9,660	1,309,546	1,319,206
Other consumer	895	47	33	419	1,394	845,427	846,821
Total consumer loans	9,740	1,386	341	2,655	14,122	2,523,245	2,537,367
Total	$51,751	$8,142	$7,812	$88,396	$156,101	$20,689,282	$20,845,383

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $2.5 million, $3.6 million, and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively; none of these amounts were included in interest income during these periods.

103	2019 Form 10-K

Impaired loans.  Impaired loans, consisting of non-accrual commercial and industrial loans and commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructurings, are individually evaluated for impairment. PCI loans are not classified as impaired loans because they are accounted for on a pool basis.
The following table presents information about impaired loans by loan portfolio class at December 31, 2019 and 2018:

	Recorded Investment With No Related Allowance	Recorded Investment With Related Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
	(in thousands)
December 31, 2019
Commercial and industrial	$14,617	$86,243	$100,860	$114,875	$36,662
Commercial real estate:
Commercial real estate	26,046	24,842	50,888	51,258	1,338
Construction	354	—	354	354	—
Total commercial real estate loans	26,400	24,842	51,242	51,612	1,338
Residential mortgage	5,836	4,853	10,689	11,800	518
Consumer loans:
Home equity	366	487	853	956	58
Total consumer loans	366	487	853	956	58
Total	$47,219	$116,425	$163,644	$179,243	$38,576
December 31, 2018
Commercial and industrial	$8,339	$89,513	$97,852	$104,007	$29,684
Commercial real estate:
Commercial real estate	16,732	25,606	42,338	44,337	2,615
Construction	803	457	1,260	1,260	13
Total commercial real estate loans	17,535	26,063	43,598	45,597	2,628
Residential mortgage	7,826	6,078	13,904	14,948	600
Consumer loans:
Home equity	125	1,146	1,271	1,366	113
Total consumer loans	125	1,146	1,271	1,366	113
Total	$33,825	$122,800	$156,625	$165,918	$33,025

Interest income recognized on a cash basis for impaired loans classified as non-accrual was not material for the years ended December 31, 2019, 2018 and 2017.

2019 Form 10-K	104

The following table presents, by loan portfolio class, the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Commercial and industrial	$120,376	$1,849	$108,071	$1,822	$80,974	$1,459
Commercial real estate:
Commercial real estate	52,191	2,246	44,838	2,289	54,799	1,908
Construction	354	—	1,517	69	3,258	86
Total commercial real estate loans	52,545	2,246	46,355	2,358	58,057	1,994
Residential mortgage	12,081	390	15,384	506	15,451	760
Consumer loans:
Home equity	576	11	865	21	4,295	160
Total consumer loans	576	11	865	21	4,295	160
Total	$185,578	$4,496	$170,675	$4,707	$158,777	$4,373

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
Performing TDRs (not reported as non-accrual loans) totaled $73.0 million and $77.2 million as of December 31, 2019 and 2018, respectively. Non-performing TDRs totaled $65.1 million and $55.0 million as of December 31, 2019 and 2018, respectively.

105	2019 Form 10-K

The following table presents non-PCI loans by loan class modified as TDRs during the years ended December 31, 2019 and 2018. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at December 31, 2019 and 2018, respectively.

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
December 31, 2019
Commercial and industrial	111	$77,781	$73,503
Commercial real estate:
Commercial real estate	2	3,143	3,098
Total commercial real estate	2	3,143	3,098
Residential mortgage	2	376	374
Consumer	2	215	207
Total	117	$81,515	$77,182
December 31, 2018
Commercial and industrial	25	$16,251	$15,105
Commercial real estate:
Commercial real estate	8	5,643	6,600
Construction	1	532	356
Total commercial real estate	9	6,175	6,956
Residential mortgage	8	1,500	1,461
Consumer	2	99	101
Total	44	$24,025	$23,623

The total TDRs presented in the table above had allocated specific reserves for loan losses that totaled $36.0 million and $6.5 million at December 31, 2019 and 2018, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment disclosed in Note 6. There were $4.9 million in loan charge-offs related to loans modified as TDRs for the year ended December 31, 2019. However, there were no loan charge-offs related to loans modified as TDRs during 2018. At December 31, 2019, the commercial and industrial loan category in the above table largely consisted of non-performing and performing TDR taxi cab medallion loans classified as substandard and non-accrual doubtful loans.

The non-PCI loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019		2018
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	43	$31,782	10	$8,829
Residential mortgage	1	154	3	490
Total	44	$31,936	13	$9,319

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

2019 Form 10-K	106

pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.
The following table presents the credit exposure by internally assigned risk rating by class of loans (excluding PCI loans) based on the most recent analysis performed at December 31, 2019 and 2018.

Credit exposure— by internally assigned risk rating		Special			Total Non-PCI
	Pass	Mention	Substandard	Doubtful	Loans
	(in thousands)
December 31, 2019
Commercial and industrial	$3,982,453	$33,718	$66,511	$61,301	$4,143,983
Commercial real estate	10,781,587	77,884	42,560	862	10,902,893
Construction	1,487,877	7,486	354	—	1,495,717
Total	$16,251,917	$119,088	$109,425	$62,163	$16,542,593
December 31, 2018
Commercial and industrial	$3,399,426	$31,996	$92,320	$66,633	$3,590,375
Commercial real estate	9,828,744	30,892	51,710	963	9,912,309
Construction	1,121,321	215	812	—	1,122,348
Total	$14,349,491	$63,103	$144,842	$67,596	$14,625,032

At December 31, 2019, the commercial and industrial loans rated substandard and doubtful in the above table were mainly comprised of performing TDR taxi medallion loans and non-accrual taxi medallion loans, respectively.
For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2019 and 2018:

Credit exposure— by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2019
Residential mortgage	$3,784,084	$12,858	$3,796,942
Home equity	374,374	1,646	376,020
Automobile	1,451,018	334	1,451,352
Other consumer	902,478	224	902,702
Total	$6,511,954	$15,062	$6,527,016
December 31, 2018
Residential mortgage	$3,670,067	$12,917	$3,682,984
Home equity	369,184	2,156	371,340
Automobile	1,319,126	80	1,319,206
Other consumer	846,402	419	846,821
Total	$6,204,779	$15,572	$6,220,351

107	2019 Form 10-K

Valley evaluates the credit quality of its PCI loan pools based on the expectation of the underlying cash flows of each pool, derived from the aging status and by payment activity of individual loans within the pool. The following table presents the recorded investment in PCI loans by class based on individual loan payment activity as of December 31, 2019 and 2018:

Credit exposure—	Performing	Non-Performing	Total
by payment activity	Loans	Loans	PCI Loans
	(in thousands)
December 31, 2019
Commercial and industrial	$653,997	$28,017	$682,014
Commercial real estate	5,065,388	28,460	5,093,848
Construction	148,692	2,609	151,301
Residential mortgage	571,006	9,163	580,169
Consumer	120,356	1,911	122,267
Total	$6,559,439	$70,160	$6,629,599
December 31, 2018
Commercial and industrial	$710,045	$30,612	$740,657
Commercial real estate	2,478,990	15,976	2,494,966
Construction	364,815	969	365,784
Residential mortgage	421,609	6,807	428,416
Consumer	158,502	1,761	160,263
Total	$4,133,961	$56,125	$4,190,086

ALLOWANCE FOR CREDIT LOSSES (Note 6)
The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded letters of credit. Management maintains the allowance for credit losses at a level estimated to absorb probable loan losses of the loan portfolio and unfunded letter of credit commitments at the balance sheet date. The allowance for loan losses is based on ongoing evaluations of the probable estimated losses inherent in the loan portfolio, including unexpected additional credit impairment of PCI loan pools subsequent to acquisition. There was no allowance allocation for PCI loan losses at December 31, 2019 and 2018.
The following table summarizes the allowance for credit losses at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Components of allowance for credit losses:
Allowance for loan losses	$161,759	$151,859
Allowance for unfunded letters of credit	2,845	4,436
Total allowance for credit losses	$164,604	$156,295

The following table summarizes the provision for credit losses for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in thousands)
Components of provision for credit losses:
Provision for loan losses	$25,809	$31,661	$8,531
Provision for unfunded letters of credit	(1,591)	840	1,411
Total provision for credit losses	$24,218	$32,501	$9,942

2019 Form 10-K	108

The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019 and 2018:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2019
Allowance for loan losses:
Beginning balance	$90,956	$49,650	$5,041	$6,212	$151,859
Loans charged-off	(13,260)	(158)	(126)	(8,671)	(22,215)
Charged-off loans recovered	2,397	1,237	66	2,606	6,306
Net (charge-offs) recoveries	(10,863)	1,079	(60)	(6,065)	(15,909)
Provision for loan losses	23,966	(5,056)	79	6,820	25,809
Ending balance	$104,059	$45,673	$5,060	$6,967	$161,759
December 31, 2018
Allowance for loan losses:
Beginning balance	$57,232	$54,954	$3,605	$5,065	$120,856
Loans charged-off	(2,515)	(348)	(223)	(4,977)	(8,063)
Charged-off loans recovered	4,623	417	272	2,093	7,405
Net recoveries (charge-offs)	2,108	69	49	(2,884)	(658)
Provision for loan losses	31,616	(5,373)	1,387	4,031	31,661
Ending balance	$90,956	$49,650	$5,041	$6,212	$151,859

109	2019 Form 10-K

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the impairment methodology for the years ended December 31, 2019 and 2018. Loans individually evaluated for impairment represent Valley’s impaired loans. Loans acquired with discounts related to credit quality represent Valley’s PCI loans.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$36,662	$1,338	$518	$58	$38,576
Collectively evaluated for impairment	67,397	44,335	4,542	6,909	123,183
Total	$104,059	$45,673	$5,060	$6,967	$161,759
Loans:
Individually evaluated for impairment	$100,860	$51,242	$10,689	$853	$163,644
Collectively evaluated for impairment	4,043,123	12,347,368	3,786,253	2,729,221	22,905,965
Loans acquired with discounts related to credit quality	682,014	5,245,149	580,169	122,267	6,629,599
Total	$4,825,997	$17,643,759	$4,377,111	$2,852,341	$29,699,208
December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$29,684	$2,628	$600	$113	$33,025
Collectively evaluated for impairment	61,272	47,022	4,441	6,099	118,834
Total	$90,956	$49,650	$5,041	$6,212	$151,859
Loans:
Individually evaluated for impairment	$97,852	$43,598	$13,904	$1,271	$156,625
Collectively evaluated for impairment	3,492,523	10,991,059	3,669,080	2,536,096	20,688,758
Loans acquired with discounts related to credit quality	740,657	2,860,750	428,416	160,263	4,190,086
Total	$4,331,032	$13,895,407	$4,111,400	$2,697,630	$25,035,469

LEASES (Note 7)
The following table presents the components of the right of use (ROU) assets and lease liabilities in the consolidated statements of position by lease type at December 31, 2019.

2019
(in thousands)
ROU assets:
Operating leases	$284,255
Finance leases	874
Total	$285,129
Lease liabilities:
Operating leases	$308,060
Finance leases	1,789
Total	$309,849

In March 2019, Valley closed a sale-leaseback transaction for 26 properties, consisting of 25 branches and 1 corporate office, for an aggregate sales price of $100.5 million. As a result, Valley recorded a pre-tax net gain totaling $78.5 million during the first quarter 2019. Additionally, Valley recorded ROU assets and lease obligations totaling $78.4 million, respectively, for the lease of the 26 properties with an expected term of 12.0 years. The lease was determined to be an operating lease and Valley expects to record lease costs of approximately $7.9 million within occupancy and equipment expense on a straight-line basis annually over the term of the lease.

2019 Form 10-K	110

The following table presents the components by lease type, of total lease cost recognized in the consolidated statements of income for the year ended December 31, 2019:

2019
(in thousands)
Finance lease cost:
Amortization of ROU assets	$291
Interest on lease liabilities	191
Operating lease cost	34,175
Short-term lease cost	410
Variable lease cost	3,573
Sublease income	(3,422)
Total lease cost (included in net occupancy and equipment expense)	$35,218
The following table presents supplemental cash flow information related to leases for the year ended December 31, 2019:

2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34,380
Operating cash flows from finance leases	192
Financing cash flows from finance leases	492
The following table presents supplemental information related to leases at December 31, 2019:

2019
Weighted-average remaining lease term
Operating leases	12.8 years
Finance leases	3.00 years
Weighted-average discount rate
Operating leases	3.68%
Finance leases	8.25%

The following table presents a maturity analysis of lessor and lessee arrangements outstanding as of December 31, 2019:

	Lessor	Lessee
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases
	(in thousands)
2020	$146,397	$36,022	$684
2021	126,196	35,393	684
2022	102,873	33,918	684
2023	77,953	30,745	—
2024	44,651	29,142	—
Thereafter	25,103	228,644	—
Total lease payments	523,173	393,864	2,052
Less: present value discount	(44,345)	(85,804)	(263)
Total	$478,828	$308,060	$1,789

The total net investment in direct financing and sales-type leases was $478.8 million and $327.3 million at December 31, 2019 and 2018, respectively, comprised of $477.1 million and $326.2 million in lease receivables and $1.7 million and

111	2019 Form 10-K

$1.1 million in unguaranteed residuals, respectively. Total lease income was $19.4 million, $14.7 million and $13.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The following table presents minimum aggregate lease payments in accordance with ASC Topic 840 at December 31, 2018:

	Gross Rents	Sublease Income	Net Rents
	(in thousands)
2019	$29,093	$2,382	$26,711
2020	29,379	2,290	27,089
2021	28,925	2,160	26,765
2022	27,562	2,002	25,560
2023	25,064	1,938	23,126
Thereafter	262,200	8,558	253,642
Total lease payments	$402,223	$19,330	$382,893

Net occupancy and equipment expense included lease cost of $29.0 million and $27.7 million, net of sublease income of $3.5 million and $3.9 million, for the years ended December 31, 2018 and 2017, respectively.
PREMISES AND EQUIPMENT, NET (Note 8)
At December 31, 2019 and 2018, premises and equipment, net consisted of:

	2019	2018
	(in thousands)
Land	$93,594	$93,600
Buildings	220,140	250,510
Leasehold improvements	85,042	77,425
Furniture and equipment	274,715	263,604
Total premises and equipment	673,491	685,139
Accumulated depreciation and amortization	(338,958)	(343,509)
Total premises and equipment, net	$334,533	$341,630

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2019, 2018 and 2017 was approximately $29.4 million, $27.6 million, and $24.8 million, respectively.
GOODWILL AND OTHER INTANGIBLE ASSETS (Note 9)
The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2017	$21,218	$200,103	$316,258	$153,058	$690,637
Goodwill from business combinations	—	86,922	241,592	65,514	394,028
Balance at December 31, 2018	$21,218	$287,025	$557,850	$218,572	$1,084,665
Goodwill from business combinations	—	19,547	267,917	1,496	288,960
Balance at December 31, 2019	$21,218	$306,572	$825,767	$220,068	$1,373,625

*	Valley’s Wealth Management Division is comprised of trust, asset management and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

112	2019 Form 10-K

The goodwill from business combinations during 2019 and 2018 set forth in the table above relates to the Oritani and USAB acquisitions, respectively. See Note 2 for further details.
There was no impairment of goodwill during the years ended December 31, 2019, 2018 and 2017.
The following tables summarize other intangible assets as of December 31, 2019 and 2018:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
December 31, 2019
Loan servicing rights	$94,827	$(70,095)	$(47)	$24,685
Core deposits	101,160	(40,384)	—	60,776
Other	3,945	(2,634)	—	1,311
Total other intangible assets	$199,932	$(113,113)	$(47)	$86,772
December 31, 2018
Loan servicing rights	$87,354	$(63,161)	$(83)	$24,110
Core deposits	80,470	(29,136)	—	51,334
Other	3,945	(2,399)	—	1,546
Total other intangible assets	$171,769	$(94,696)	$(83)	$76,990

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 8.9 years. The line item labeled “Other” included in the table above primarily consists of customer lists which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 7.6 years. Valley recorded $20.7 million of core deposit intangibles resulting from the Oritani acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2019, 2018 and 2017.

The following table summarizes the change in loan servicing rights during the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in thousands)
Loan servicing rights:
Balance at beginning of year	$24,193	$22,084	$20,368
Origination of loan servicing rights	7,473	8,216	7,039
Amortization expense	(6,934)	(6,107)	(5,323)
Balance at end of year	$24,732	$24,193	$22,084
Valuation allowance:
Balance at beginning of year	$(83)	$(471)	$(900)
Impairment adjustment	36	388	429
Balance at end of year	$(47)	$(83)	$(471)
Balance at end of year, net of valuation allowance	$24,685	$24,110	$21,613

Loan servicing rights are accounted for using the amortization method. See Note 1 for more details.
The Bank is a servicer of residential mortgage loan portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights of loans originated and sold by the Bank, and to a lesser extent, purchased mortgage servicing rights. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $3.4 billion, $3.2 billion and $2.8 billion at December 31, 2019, 2018 and 2017, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.
Valley recognized amortization expense on other intangible assets, including net recoveries of impairment charges on loan servicing rights (reflected in the table above), of $18.1 million, $18.4 million and $10.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

113	2019 Form 10-K

The following table presents the estimated amortization expense of other intangible assets over the next five-year period:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2020	$4,263	$13,363	$220
2021	3,532	11,607	206
2022	2,929	9,876	191
2023	2,429	8,146	131
2024	2,016	6,537	117

DEPOSITS (Note 10)
Included in time deposits are certificates of deposit over $250 thousand totaling $1.7 billion and $1.1 billion at December 31, 2019 and 2018, respectively. Interest expense on time deposits of $250 thousand or more totaled approximately $5.8 million, $6.6 million and $1.3 million in 2019, 2018 and 2017, respectively.

The scheduled maturities of time deposits as of December 31, 2019 are as follows:

Year	Amount
(in thousands)
2020	$8,507,854
2021	657,366
2022	343,224
2023	134,800
2024	56,775
Thereafter	17,926
Total time deposits	$9,717,945

Deposits from certain directors, executive officers and their affiliates totaled $67.1 million and $66.8 million at December 31, 2019 and 2018, respectively.
BORROWED FUNDS (Note 11)
Short-Term Borrowings
Short-term borrowings at December 31, 2019 and 2018 consisted of the following:

	2019	2018
	(in thousands)
FHLB advances	$940,000	$1,732,000
Securities sold under agreements to repurchase	153,280	261,914
Federal funds purchased	—	125,000
Total short-term borrowings	$1,093,280	$2,118,914

The weighted average interest rate for short-term borrowings was 1.68 percent and 2.45 percent at December 31, 2019 and 2018, respectively.

2019 Form 10-K	114

Long-Term Borrowings
Long-term borrowings at December 31, 2019 and 2018 consisted of the following:

	2019	2018
	(in thousands)
FHLB advances, net (1)	$1,480,012	$1,309,666
Securities sold under agreements to repurchase	350,000	50,000
Subordinated debt, net (2)	292,414	294,602
Total long-term borrowings	$2,122,426	$1,654,268

(1)	FHLB advances are presented net of unamortized prepayment penalties and other purchase accounting adjustments totaling $2.8 million and $10.3 million at December 31, 2019 and 2018, respectively.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $1.2 million and $1.4 million at December 31, 2019 and 2018, respectively.

In 2019, Valley prepaid $635.0 million of the long-term FHLB advances. These prepaid borrowings had contractual maturity dates in 2021 and 2022 and a total average interest rate of 3.93 percent. The debt prepayment was funded by cash proceeds from the sale of commercial real estate loans and overnight borrowings. The transaction was accounted for as an early debt extinguishment resulting in a loss of $32.0 million, reported within non-interest expense, for the year ended December 31, 2019.
FHLB Advances. The long-term FHLB advances had a weighted average interest rate of 2.23 percent and 3.13 percent at December 31, 2019 and 2018, respectively. These FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.
Valley assumed $430.1 million of FHLB advances in connection with the Oritani acquisition on December 1, 2019.
The long-term FHLB advances at December 31, 2019 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2020	$83,418
2021	994,768
2022	121,419
2023	78,164
2024	200,000
Thereafter	5,000
Total long-term FHLB advances	$1,482,769

There are no FHLB advances with scheduled repayments in years 2020 and thereafter, reported in the table above, which are callable for early redemption by the FHLB during 2020.
Subordinated Debt. In June 2015, Valley issued $100 million of 4.55 percent subordinated debentures (notes) due July 30, 2025 with no call dates or prepayments allowed unless certain conditions exist. Interest on the subordinated notes is payable semi-annually in arrears on June 30 and December 30 of each year. The subordinated notes had a net carrying value of $99.4 million and $99.3 million at December 31, 2019 and 2018, respectively.
In September 2013, Valley issued $125 million of its 5.125 percent subordinated notes due September 27, 2023 with no call dates or prepayments allowed, unless certain conditions exist. Interest on the subordinated debentures is payable semi-annually in arrears on March 27 and September 27 of each year. In conjunction with the issuance, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the subordinated notes. In August 2016, the fair value interest rate swap with a notional amount of $125 million was terminated resulting in an adjusted fixed annual interest rate of 3.32 percent on the subordinated notes, after amortization of the derivative valuation adjustment recorded at the termination date. The subordinated notes had a net carrying value of $132.4 million and $134.2 million at December 31, 2019 and 2018, respectively.

115	2019 Form 10-K

On January 1, 2018, Valley assumed $60 million of 6.25 percent subordinated notes, in connection with the acquisition of USAB. The notes are due April 1, 2026 callable beginning April 2021. Interest on the subordinated debentures is payable semi-annually in arrears on April 1 and October 1 of each year. After purchase accounting adjustments, the subordinated notes had a net carrying value of $60.6 million and $61.1 million at December 31, 2019 and 2018, respectively.
Long-term securities sold under agreements to repurchase (repos). The long-term repos had a weighted average interest rate of 1.94 percent and 3.70 percent at December 31, 2019 and 2018, respectively.
The long-term repos at December 31, 2019 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2021	$300,000
2022	50,000
Total long-term securities sold under agreements to repurchase	$350,000

Pledged Securities. The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $2.3 billion and $2.4 billion for December 31, 2019 and 2018, respectively.

JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS (Note 12)
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
The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2019 and 2018:

	GCB Capital Trust III	State Bancorp Capital Trust I	State Bancorp Capital Trust II	Aliant Statutory Trust II
	($ in thousands)
Junior Subordinated Debentures:
December 31, 2019
Carrying value (1)	$24,743	$9,025	$8,468	$13,482
Contractual principal balance	24,743	10,310	10,310	15,464
December 31, 2018
Carrying value (1)	$24,743	$8,924	$8,337	$13,366
Contractual principal balance	24,743	10,310	10,310	15,464
Annual interest rate	3-mo. LIBOR+1.4%	3-mo. LIBOR+3.45%	3-mo. LIBOR+2.85%	3-mo. LIBOR+1.8%
Stated maturity date	July 30, 2037	November 7, 2032	January 23, 2034	December 15, 2036
Initial call date	July 30, 2017	November 7, 2007	January 23, 2009	December 15, 2011
Trust Preferred Securities:
December 31, 2019 and 2018
Face value	$24,000	$10,000	$10,000	$15,000
Annual distribution rate	3-mo. LIBOR+1.4%	3-mo. LIBOR+3.45%	3-mo. LIBOR+2.85%	3-mo. LIBOR+1.8%
Issuance date	July 2, 2007	October 29, 2002	December 19, 2003	December 14, 2006
Distribution dates (2)	Quarterly	Quarterly	Quarterly	Quarterly

(1)	The carrying values include unamortized purchase accounting adjustments at December 31, 2019 and 2018.

(2)	All cash distributions are cumulative.

2019 Form 10-K	116

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
The trust preferred securities are included in Valley’s total risk-based capital (as Tier 2 capital) for regulatory purposes at December 31, 2019 and 2018.
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
The following table sets forth the change in the projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the qualified and non-qualified plans at December 31, 2019 and 2018:

	2019	2018
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$157,364	$170,566
Interest cost	6,113	5,542
Actuarial loss (gain)	20,001	(11,540)
Benefits paid	(8,073)	(7,204)
Projected benefit obligation at end of year	$175,405	$157,364
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$210,508	$222,124
Actual return (loss) on plan assets	32,835	(5,545)
Employer contributions	1,351	1,133
Benefits paid	(8,073)	(7,204)
Fair value of plan assets at end of year*	$236,621	$210,508

Funded status of the plan
Asset recognized	$61,216	$53,144
Accumulated benefit obligation	175,405	157,364

*    Includes accrued interest receivable of $641 thousand and $660 thousand as of December 31, 2019 and 2018, respectively.

117	2019 Form 10-K

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $952 thousand of the net actuarial loss reported in the following table as of December 31, 2019 as a component of net periodic pension expense during 2020.

	2019	2018
	(in thousands)
Net actuarial loss	$46,248	$42,893
Prior service cost	357	392
Deferred tax benefit	(13,168)	(12,205)
Total	$33,437	$31,080

The non-qualified plans had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as follows:

	2019	2018
	(in thousands)
Projected benefit obligation	$20,081	$18,708
Accumulated benefit obligation	20,081	18,708
Fair value of plan assets	—	—

In determining discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of AA or higher from either Moody’s or S&P with durations equal to the expected benefit payments streams required of each plan. The weighted average discount rate used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans was 3.32 percent and 4.30 percent as of December 31, 2019 and 2018, respectively.
The net periodic pension income for the qualified and non-qualified plans reported within other non-interest expense (due to the adoption of ASU No. 2017-07) included the following components for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in thousands)
Interest cost	$6,113	$5,542	$5,713
Expected return on plan assets	(16,453)	(15,912)	(15,163)
Amortization of net loss	264	625	381
Total net periodic pension income	$(10,076)	$(9,745)	$(9,069)

Valley estimated the interest cost component of net periodic pension income (as shown in the table above) using a spot rate approach for the plans by applying the specific spot rates along the yield curve to the relevant projected cash flows. Valley believes this provides a better estimate of interest costs than a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the applicable period.
Other changes in the qualified and non-qualified plan assets and benefit obligations recognized in other comprehensive income/loss for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Net loss	$3,619	$9,917
Amortization of prior service cost	(35)	(35)
Amortization of actuarial loss	(264)	(625)
Total recognized in other comprehensive income	$3,320	$9,257
Total recognized in net periodic pension income and other comprehensive income/loss (before tax)	$(6,721)	$(453)

2019 Form 10-K	118

The benefit payments, which reflect expected future service, as appropriate, expected to be paid in future years are presented in the following table:

Year	Amount
(in thousands)
2020	$8,533
2021	8,815
2022	9,002
2023	9,238
2024	9,367
Thereafter	48,374

The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Discount rate - projected benefit obligation	4.30%	3.69%	4.12%
Discount rate - interest cost	3.99%	3.31%	3.61%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	N/A

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

119	2019 Form 10-K

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

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Equity securities	32%	$75,633	$75,633	$—	$—
U.S. Treasury securities	22	51,732	51,732	—	—
Corporate bonds	21	51,221	—	51,221	—
Mutual funds	18	42,119	42,119	—	—
Cash and money market funds	4	9,013	9,013	—	—
U.S. government agency securities	3	6,263	—	6,263	—
Total investments	100%	$235,981	$178,497	$57,484	$—

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Equity securities	28%	$59,447	$59,447	$—	$—
U.S. Treasury securities	24	50,838	50,838	—	—
Corporate bonds	24	50,003	—	50,003	—
Mutual funds	18	37,178	37,178	—	—
Cash and money market funds	4	7,429	7,429	—	—
U.S. government agency securities	2	4,952	—	4,952	—
Total investments	100%	$209,847	$154,892	$54,955	$—

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

2019 Form 10-K	120

Other Qualified Plan
On December 1, 2019, Valley assumed obligations under Oritani’s Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”). The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan is a tax-qualified defined-benefit multiple-employer plan. Under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The Pentegra DB Plan was frozen as of December 31, 2008. At the acquisition date, Valley determined that it would withdraw from the Pentegra DB Plan and, as a result, recorded an estimated liability of $3.0 million. During 2020, plan participants are expected to receive annuities based on the actuarial estimates of the pension obligation.
Other Non-Qualified Plans
Valley maintains separate non-qualified plans for former directors and senior management of Merchants Bank of New York acquired in January of 2001. At December 31, 2019 and 2018, the remaining obligations under these plans were $1.6 million and $1.7 million, respectively, of which $451 thousand and $512 thousand, respectively, were funded by Valley. As of December 31, 2019 and 2018, all of the obligations were included in other liabilities and $803 thousand (net of a $314 thousand tax benefit) and $872 thousand (net of a $345 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $1.1 million in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.
Valley assumed, in the Oritani acquisition on December 1, 2019, certain obligations under non-qualified retirement plans described below:

•
Non-qualified benefit equalization plans (BEP) that provided supplemental benefits to certain eligible executives and officers The BEP plans were terminated on November 30, 2019 and the accrued benefits will be fully distributed to the participants on July 1, 2020. The funded obligation under the BEP plans totaled $26.8 million at December 31, 2019.

•
An non-qualified benefit equalization pension plan that provided benefits to certain officers who were disallowed certain benefits under former Oritani’s qualified pension plan. This plan was terminated on November 30, 2019 and the accrued benefits will be distributed to plan participants over 5 years beginning on December 1, 2020. The funded obligation under this plan totaled $1.6 million at December 31, 2019.

•
A Supplemental Executive Retirement Income Agreement (the SERP) for the former CEO of Oritani. The SERP is a retirement benefit with a minimum payment period of 20 years upon death, disability, normal retirement, early retirement or separation from service after a change in control. Distributions from the plan will begin on July 1, 2020. The funded obligation under the SERP totaled $13.0 million at December 31, 2019.

The above Oritani non-qualified plans are secured by investments in money market mutual funds which are held in a trust and classified as equity securities on the consolidated statements of financial condition at December 31, 2019.
Valley also assumed an Executive Group Life Insurance Replacement (“Split-Dollar”) Plan from Oritani. The Split-Dollar plan provides life insurance benefits to certain eligible employees upon death while employed or following termination of employment due to disability, retirement or change in control. Participants in the Split-Dollar plan are entitled to up to two times their base annual salary, as defined by the plan. The remaining accrued liability for the Split-Dollar plan totaled $961 thousand at December 31, 2019.
Bonus Plan
Valley National Bank and its subsidiaries may award cash incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $19.1 million, $18.8 million and $10.8 million during 2019, 2018 and 2017, respectively.
Savings and Investment Plan
Valley National Bank maintains a KSOP, which is defined as a 401(k) plan with an employee stock ownership feature. This plan covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash invested in accordance with each participant’s investment elections. The Bank recorded $8.6 million, $8.5 million and $7.1 million in expense for contributions to the plan for the years ended December 31, 2019, 2018 and 2017, respectively.

121	2019 Form 10-K

Stock-Based Compensation
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

Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors (for acting in their roles as board members). As of December 31, 2019, 4.3 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.
Valley recorded total stock-based compensation expense, primarily for restricted stock awards, totaling $15.0 million, $19.5 million and $12.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The stock-based compensation expense for 2019, 2018 and 2017 included $2.1 million, $4.3 million and $4.3 million, respectively, related to stock awards granted to retirement eligible employees and was immediately recognized. The fair values of all other stock awards are expensed over the shorter of the vesting or required service period. As of December 31, 2019, the unrecognized amortization expense for all stock-based compensation totaled approximately $15.6 million and will be recognized over an average remaining vesting period of approximately 2.0 years.
Restricted Stock.  Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2016 Stock Plan. Compensation expense is measured based on the grant-date fair value of the shares.
The following table sets forth the changes in restricted stock awards (RSAs) outstanding for the years ended December 31, 2019, 2018 and 2017:

	Restricted Stock Awards Outstanding
	2019	2018	2017
Outstanding at beginning of year	1,720,968	1,771,702	2,100,816
Granted	—	1,263,144	608,786
Vested	(547,653)	(1,128,521)	(736,575)
Forfeited	(114,634)	(185,357)	(201,325)
Outstanding at end of year	1,058,681	1,720,968	1,771,702

Valley did not award shares of restricted stock during 2019. Included in the RSAs granted (in the table above) during 2018 and 2017, 60 thousand and 45 thousand shares, respectively, were issued to Valley directors. In 2018 and 2017, each non-management director received $60 thousand and $50 thousand, respectively, of RSAs as part of their annual retainer. The RSAs were granted on the date of the annual shareholders’ meeting with the number of RSAs determined using the closing market price on the date prior to grant. The RSAs vest on the earlier of the next annual shareholders’ meeting or the first anniversary of the grant date, with acceleration upon a change in control, death or disability, but not resignation from the Board of Directors.

On December 1, 2019, Valley completed the acquisition of Oritani, at which time each outstanding Oritani RSA became fully vested. The stock plan under which the Oritani stock awards were issued is no longer active.
Restricted Stock Units (RSUs). Restricted stock units are awarded as (1) performance-based RSUs and (2) time-based RSUs. Performance based RSUs vest based on (i) growth in tangible book value per share plus dividends and (ii) total shareholder return as compared to our peer group. The performance based RSUs "cliff" vest after three years based on the cumulative performance of Valley during that time period. Generally, time-based RSUs vest ratably one-third each year over a three-year vesting period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common share) over the applicable performance or service period. Dividend equivalents, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the applicable performance or service conditions are not met. The grant date fair value of the RSUs was $10.43, $12.36 and $11.05 per share for the years ended December 31, 2019, 2018, and 2017, respectively. Compensation

2019 Form 10-K	122

costs related to RSUs totaled $3.6 million, $5.5 million and $3.8 million, and were included in total stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table sets forth the changes in RSUs outstanding for the years ended December 31, 2019, 2018 and 2017:

	Restricted Stock Units Outstanding
	2019	2018	2017
Outstanding at beginning of year	1,378,886	1,114,962	744,281
Acquired in business combinations	—	336,379	—
Granted	1,412,941	509,725	370,681
Vested	(500,204)	(503,879)	—
Forfeited	(133,368)	(78,301)	—
Outstanding at end of year	2,158,255	1,378,886	1,114,962

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
The following table summarizes stock options activity as of December 31, 2019, 2018 and 2017 and changes during the years ended on those dates:

	2019		2018		2017
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,051,787	$7	446,980	$13	732,489	$14
Acquired in business combinations	3,130,171	8	1,803,165	5	—	—
Exercised	(716,920)	7	(975,325)	5	—	—
Forfeited or expired	(11,522)	8	(223,033)	14	(285,509)	16
Outstanding at end of year	3,453,516	8	1,051,787	7	446,980	13
Exercisable at year-end	3,339,517	8	604,003	7	446,980	13

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$2-$4	124,105	2.5	$3
4-6	153,317	5.4	5
6-8	2,718,834	1.8	7
8-10	112,000	7.9	10
10-12	231,261	1.8	11
	3,339,517	2.2	8

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

123	2019 Form 10-K

The following table sets forth the changes in director’s restricted stock awards outstanding for the years ended December 31, 2018 and 2017:

	Restricted Stock Awards Outstanding
	2018	2017
Outstanding at beginning of year	17,885	55,510
Vested	(17,885)	(37,625)
Outstanding at end of year	—	17,885

INCOME TAXES (Note 14)
The U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. statutory corporate tax rate from 35 percent to 21 percent.
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
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, Valley made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. The accounting for the tax effects of the Tax Act was completed with the final 2017 tax returns in the fourth quarter 2018, resulting in a $2.3 million tax benefit for the year ended December 31, 2018.
Income tax expense for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	2019	2018	2017
	(in thousands)
Current expense:
Federal	$95,317	$51,147	$8,483
State	36,457	28,898	5,500
	131,774	80,045	13,983
Deferred expense (benefit):
Federal	10,444	(17,463)	49,169
State	4,784	5,683	27,679
	15,228	(11,780)	76,848
Total income tax expense	$147,002	$68,265	$90,831

2019 Form 10-K	124

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$44,486	$42,882
Depreciation	—	19,111
Employee benefits	28,263	13,301
Investment securities, including other-than-temporary impairment losses	—	13,222
Net operating loss carryforwards	19,768	21,570
Purchase accounting	41,857	33,629
Other	19,904	22,104
Total deferred tax assets	154,278	165,819
Deferred tax liabilities:
Pension plans	19,686	18,786
Depreciation	4,527	—
Investment securities, including other-than-temporary impairment losses	2,319	—
Other investments	7,731	17,758
Core deposit intangibles	16,620	14,223
Other	13,665	8,858
Total deferred tax liabilities	64,548	59,625
Valuation Allowance	916	733
Net deferred tax asset (included in other assets)	$88,814	$105,461

Valley's federal net operating loss carryforwards totaled approximately $72.1 million at December 31, 2019 and expire during the period from 2029 through 2034. Valley's capital loss carryforwards totaled $3.1 million at December 31, 2019 and expire at December 31, 2023. State net operating loss carryforwards totaled approximately $85.3 million at December 31, 2019 and expire during the period from 2029 through 2038.
Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits, net of an immaterial valuation allowance, of these deductible differences and loss carryforwards.
Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 21 percent for the years ended December 31, 2019 and 2018, and 35 percent for the year ended December 31, 2017 were as follows:

	2019	2018	2017
	(in thousands)
Federal income tax at expected statutory rate	$95,927	$69,235	$88,458
Increase (decrease) due to:
State income tax expense, net of federal tax effect	32,581	23,851	21,046
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(3,118)	(3,974)	(5,245)
Bank owned life insurance	(1,637)	(1,734)	(2,568)
Tax credits from securities and other investments	(11,636)	(20,798)	(27,037)
FDIC insurance premium	2,507	3,318	—
Impact of the Tax Act	—	(2,274)	15,441
Addition to reserve for uncertainties	31,123	—	—
Other, net	1,255	641	736
Income tax expense	$147,002	$68,265	$90,831

125	2019 Form 10-K

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

The full value of the FEITC is earned immediately when a solar energy property is placed in service. However, the tax credit is subject to recapture for federal tax purposes for a five-year compliance period, if the property ceases to remain eligible for the tax credit. A property may become ineligible during the compliance period due to (i) a sale or disposal of the property, (ii) lease of the property to a tax exempt entity or (iii) its removal from service (i.e., no longer available for lease). During the first year after the property has been placed in service, the recapture rate is 100 percent of the tax credit. The rate declines by 20 percent each year thereafter until the end of the fifth year. The compliance period expires at the end of the fifth year after the property has been placed in service. All three funds leased the mobile solar generator units to DC Solar distributions, which stated its intention to sublease the units to third parties.
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
In late February 2019, Valley learned of Federal Bureau of Investigation allegations of fraudulent conduct by DC Solar, including information about asset seizures of DC Solar property and assets of its principals and ongoing federal investigations. Since learning of the allegations, Valley conducted an ongoing investigation coordinated with other DC Solar fund investors, investors' outside counsel and a third party specialist. The facts uncovered to date by the investor group impact each investor differently, affecting their likelihood of loss and the ultimate amount of tax benefit likely to be recaptured. To date, over 97 percent of the 512 solar generator units purchased by Valley's three funds have been positively identified by a third party specialist at several leasee and other locations throughout the United States. Valley also learned through its investigation that the IRS has challenged the valuation appraisals of similar solar generator units that were used to determine the federal renewable energy tax credits related to another DC Solar fund owned by an unrelated investor.

Given the circumstances that Valley was aware of during the first nine months of 2019, including the aforementioned IRS challenge of the appraisals of similar units used by an unrelated fund investor, and management's best judgments regarding the settlement of the tax positions that it would ultimately accept with the IRS, Valley expected a partial loss and tax benefit recapture. During the fourth quarter 2019, several of the co-conspirators pleaded guilty to fraud in the on-going federal investigation. Based upon this new information, Valley deemed that its tax positions related to the DC Solar funds did not meet the more likely than not recognition threshold (discussed above) in Valley's tax reserve assessment at December 31, 2019. As result of this assessment and a partial reserve recognized by Valley in the first quarter 2019, Valley's net income for the year ended December 31, 2019 includes an increase to Valley's provision for income taxes of $31.1 million reflecting the reserve for uncertain tax liability positions established in 2019 (shown in the table below). As of December 31, 2019, Valley believes it is fully reserved for the renewable energy tax credits and other tax benefits previously recognized from the investments in the DC Solar funds plus interest. However, Valley can provide no assurance that it will not recognize additional tax provisions related to this uncertain tax liability in the future.

2019 Form 10-K	126

A reconciliation of Valley’s gross unrecognized tax benefits for 2019, 2018 and 2017 are presented in the table below:

	2019	2018	2017
	(in thousands)
Beginning balance	$—	$4,238	$16,144
Additions based on tax positions related to prior years	31,918	—	1,121
Settlements with taxing authorities	—	—	(13,027)
Reductions due to expiration of statute of limitations	—	(4,238)	—
Ending balance	$31,918	$—	$4,238

The entire balance of unrecognized tax benefits, if recognized, would favorably affect Valley's effective income tax rate. Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley accrued approximately $6.1 million and $1.8 million of interest expense associated with Valley’s uncertain tax positions at December 31, 2019 and 2017, respectively. There was no interest expense accrued for uncertain tax positions during the year ended December 31, 2018.
Valley monitors its tax positions for the underlying facts, circumstances, and information available including the federal investigation of DC Solar and changes in tax laws, case law and regulations that may necessitate subsequent de-recognition of previous tax benefits.
Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014. Valley is under routine examination by various state jurisdictions, and we expect the examinations to be completed within the next 12 months. Valley has considered, for all open audits, any potential adjustments in establishing our reserve for unrecognized tax benefits as of December 31, 2019.
TAX CREDIT INVESTMENTS (Note 15)
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
Valley’s tax credit investments are carried in other assets on the consolidated statements of financial condition. Valley’s unfunded capital and other commitments related to the tax credit investments are carried in accrued expenses and other liabilities on the consolidated statements of financial condition. Valley recognizes amortization of tax credit investments, including impairment losses, within non-interest expense of the consolidated statements of income using the equity method of accounting. After initial measurement, the carrying amounts of tax credit investments with non-readily determinable fair values are increased to reflect Valley's share of income of the investee and are reduced to reflect its share of losses of the investee, dividends received and other-than-temporary impairments, if applicable. See the "Other-Than-Temporary Impairment Analysis" section below.

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$25,049	$36,961
Other tax credit investments, net	59,081	68,052
Total tax credit investments, net	$84,130	$105,013
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,539	$4,520
Unfunded other tax credit commitments	1,139	8,756
Total unfunded tax credit commitments	$2,678	$13,276

127	2019 Form 10-K

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$6,757	$6,713	$7,383
Other tax credit investment credits and tax benefits	10,205	21,351	35,530
Total reduction in income tax expense	$16,962	$28,064	$42,913
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$2,184	$1,880	$2,748
Affordable housing tax credit investment impairment losses	3,295	2,544	4,684
Other tax credit investment losses	5,668	1,970	2,866
Other tax credit investment impairment losses	9,245	17,806	31,449
Total amortization of tax credit investments recorded in non-interest expense	$20,392	$24,200	$41,747

Other-Than-Temporary Impairment Analysis
An impairment loss is recognized when the fair value of the tax credit investment is less than its carrying value. The determination of whether a decline in value of a tax credit investment is other-than-temporary requires significant judgment and is performed separately for each investment. The tax credit investments are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to, the following factors:

•	Evidence that Valley does not have the ability to recover the carrying amount of the investment;

•	The inability of the investee to sustain earnings;

•	A current fair value of the investment based upon cash flow projections that is less than the carrying amount; and

•	Change in the economic or technological environment that could adversely affect the investee’s operations

On a quarterly basis, Valley obtains financial reporting on its underlying tax credit investment assets for each fund from the fund manager who is independent of Valley and the Fund Sponsor. The financial reporting is reviewed for deterioration in the financial condition of the fund, the level of cash flows and any significant losses or impairment charges. Valley also regularly reviews the condition and continuing prospects of the underlying operations of the investment with the fund manager, including any observations from site visits and communications with the Fund Sponsor, if available. Annually, Valley obtains the audited financial statements prepared by an independent accounting firm for each investment, as well as the annual tax returns. Generally, none of the aforementioned review factors are individually conclusive and the relative importance of each factor will vary based on facts and circumstances. However, the longer the expected period of recovery, the stronger and more objective the positive evidence needs to be in order to overcome the presumption that the impairment is other than temporary. If management determines that a decline in value is other than temporary per its quarterly and annual reviews, including current probable cash flow projections, the applicable tax credit investment is written down to its estimated fair value through an impairment charge to earnings, which establishes the new cost basis of the investment.

The aggregate unamortized investment related to three federal renewable energy tax credit funds sponsored by DC Solar represented approximately $2.4 million (or approximately $800 thousand for each fund) of the $59.1 million of net other tax credit investments reported as of December 31, 2019. These funds are disclosed in detail in Note 14. During the first quarter 2019, Valley determined that future cash flows related to the remaining investments in all three funds were not probable based upon new information available, including the sponsor’s bankruptcy proceedings which were reclassified to Chapter 7 from Chapter 11 in late March 2019. As a result, Valley recognized an other-than-temporary impairment charge for the entire aggregate unamortized investment of $2.4 million during the first quarter 2019, which is included within amortization of tax credit investments for the year ended December 31, 2019.

As a result of the Tax Act, Valley incurred additional impairment of $2.2 million and $2.1 million related to certain affordable housing tax credit investments and other tax credit investments, respectively, during the fourth quarter 2017.

2019 Form 10-K	128

COMMITMENTS AND CONTINGENCIES (Note 16)
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
The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2019 and 2018:

	2019	2018
	(in thousands)
Commitments under commercial loans and lines of credit	$5,550,967	$5,164,186
Home equity and other revolving lines of credit	1,379,581	1,178,306
Standby letters of credit	296,036	316,941
Outstanding residential mortgage loan commitments	233,291	235,310
Commitments to sell loans	68,492	58,897
Commitments under unused lines of credit—credit card	44,527	66,229
Commercial letters of credit	2,887	3,100

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

129	2019 Form 10-K

At December 31, 2019, Valley had the following cash flow hedge derivatives:

•
One forward starting interest rate swap, with a notional amount of $75 million, to hedge the changes in cash flows associated with certain brokered money market deposits. Starting in November 2015, the interest rate swap required Valley to pay fixed-rate amounts of approximately 2.97 percent, in exchange for the receipt of variable-rate payments at the three-month LIBOR rate. The swap has an expiration date of November 2020.

•
Two forward starting interest rate swaps with a total notional amount of $50 million and $55 million, respectively, to hedge the changes in cash flows associated with borrowed funds. Starting in March 2016, the interest rate swaps required Valley to pay fixed-rate amounts of 2.87 percent and 2.88 percent, respectively, in exchange for the receipt of variable-rate payments at the three-month LIBOR rate. The two swaps have expiration dates in March 2020 and September 2020, respectively.

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
At December 31, 2019, Valley had one interest rate swap with a notional amount of approximately $7.3 million used to hedge the change in the fair value of a commercial loan.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At December 31, 2019, Valley had 23 credit swaps with an aggregate notional amount of $152.9 million related to risk participation agreements.
At December 31, 2019, Valley had one "steepener" swap with a total current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits. The rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in three-month LIBOR rate and therefore provide an effective economic hedge.
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

2019 Form 10-K	130

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	December 31, 2019			December 31, 2018
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate caps and swaps	$—	$1,484	$180,000	$—	$27	$332,000
Fair value hedge interest rate swaps	—	229	7,281	—	347	7,536
Total derivatives designated as hedging instruments	$—	$1,713	$187,281	$—	$374	$339,536
Derivatives not designated as hedging instruments:
Interest rate swaps, and embedded and credit derivatives	$158,382	$42,020	$4,113,106	$48,642	$22,533	$3,390,578
Mortgage banking derivatives	150	193	142,760	337	774	105,247
Total derivatives not designated as hedging instruments	$158,532	$42,213	$4,255,866	$48,979	$23,307	$3,495,825

The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments. As a result, the fair value of the designated cash flow interest rate swaps assets and designated and non-designated interest rate swaps liabilities were offset by variation margins posted by (with) the applicable counterparties and reported in the table above on a net basis at December 31, 2019.and 2018.

Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	2019	2018	2017
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(1,808)	$(3,493)	$(8,579)
Amount of (loss) gain recognized in other comprehensive income	(1,380)	2,651	1,005

The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the years ended December 31, 2019, 2018 and 2017. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $3.7 million and $4.0 million at December 31, 2019 and 2018, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $2.3 million will be reclassified as an increase to interest expense in 2020.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2019	2018	2017
	(in thousands)
Derivative—interest rate swaps:
Interest income	$133	$290	$348
Hedged item—loans, deposits and long-term borrowings:
Interest income	$(133)	$(290)	$(348)

Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $33.4 million, $16.4 million and $8.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

131	2019 Form 10-K

The following table presents the hedged items related to interest rate derivatives designated as hedges of fair value and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at December 31, 2019 and 2018:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
	2019	2018	2019	2018
	(in thousands)
Loans	$7,510	$7,882	$229	$346

Net losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	2019	2018	2017
	(in thousands)
Non-designated hedge interest rate and credit derivatives
Other non-interest expense	$898	$792	$744

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of December 31, 2019, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17.2 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.

2019 Form 10-K	132

BALANCE SHEET OFFSETTING (Note 17)
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
The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2019 and 2018.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
December 31, 2019
Assets:
Interest rate swaps	$158,382	$—	$158,382	$(118)	$—		$158,264
Liabilities:
Interest rate swaps	$43,733	$—	$43,733	$(118)	$(16,881)		$26,734
Repurchase agreements	350,000	—	350,000	—	(350,000)	*	—
Total	$393,733	$—	$393,733	$(118)	$(366,881)		$26,734
December 31, 2018
Assets:
Interest rate swaps and caps	$48,642	$—	$48,642	$(1,214)	$—		$47,428
Liabilities:
Interest rate swaps and caps	$22,907	$—	$22,907	$(1,214)	$(1,852)		$19,841
Repurchase agreements	150,000	—	150,000	—	(150,000)	*	—
Total	$172,907	$—	$172,907	$(1,214)	$(151,852)		$19,841

* Represents the fair value of non-cash pledged investment securities.
REGULATORY AND CAPITAL REQUIREMENTS (Note 18)
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
Valley is required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer. On January 1, 2019, the capital conversation buffer was fully phased-in. As of December 31, 2019 and 2018, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).

133	2019 Form 10-K

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under the Basel III risk-based capital guidelines at December 31, 2019 and 2018:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2019
Total Risk-based Capital
Valley	$3,427,134	11.72%	$3,070,687	10.50%	N/A	N/A
Valley National Bank	3,416,674	11.69	3,069,894	10.50	$2,923,709	10.00%
Common Equity Tier 1 Capital
Valley	2,754,524	9.42	2,047,125	7.00	N/A	N/A
Valley National Bank	3,152,070	10.78	2,046,596	7.00	1,900,411	6.50
Tier 1 Risk-based Capital
Valley	2,968,530	10.15	2,485,795	8.50	N/A	N/A
Valley National Bank	3,152,070	10.78	2,485,153	8.50	2,338,967	8.00
Tier 1 Leverage Capital
Valley	2,968,530	8.76	1,355,378	4.00	N/A	N/A
Valley National Bank	3,152,070	9.31	1,354,693	4.00	1,693,366	5.00

As of December 31, 2018
Total Risk-based Capital
Valley	$2,786,971	11.34%	$2,426,975	9.875%	N/A	N/A
Valley National Bank	2,698,654	10.99	2,424,059	9.875	$2,454,743	10.00%
Common Equity Tier 1 Capital
Valley	2,071,871	8.43	1,566,781	6.375	N/A	N/A
Valley National Bank	2,442,359	9.95	1,564,899	6.375	1,595,583	6.50
Tier 1 Risk-based Capital
Valley	2,286,676	9.30	1,935,435	7.875	N/A	N/A
Valley National Bank	2,442,359	9.95	1,933,110	7.875	1,963,794	8.00
Tier 1 Leverage Capital
Valley	2,286,676	7.57	1,208,882	4.00	N/A	N/A
Valley National Bank	2,442,359	8.09	1,207,039	4.00	1,508,798	5.00

COMMON AND PREFERRED STOCK (Note 19)
Dividend Reinvestment Plan.  Valley's transfer agent maintains its dividend reinvestment plan (DRIP) with shares purchased in the open market. The ability to issue authorized and previously unissued common stock or reissue treasury stock as part of Valley's DRIP was terminated effective February 12, 2018. During 2018 and 2017, 87 thousand and 713 thousand common shares, respectively, were reissued from treasury stock or issued from authorized common shares under the DRIP for net proceeds totaling $1.0 million and $8.2 million, respectively.
Repurchase Plan. In 2007, Valley’s Board of Directors approved the repurchase of up to $4.7 million of common shares. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. Under the repurchase plan, Valley made no purchases of its outstanding shares during the years ended December 31, 2019, 2018 and 2017 in the open market.
Other Stock Repurchases. Valley purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of stock awards. During the years ended December 31, 2019, 2018 and 2017, Valley purchased approximately 175 thousand, 441 thousand and 218 thousand shares, respectively, of its outstanding common stock at an average price of $10.45, $11.83 and $12.12, respectively, for such purpose.

2019 Form 10-K	134

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
Preferred stock is included in Valley's (additional) Tier 1 capital and total risk-based capital at December 31, 2019 and 2018.
OTHER COMPREHENSIVE INCOME (Note 20)
The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017. Components of other comprehensive income (loss) include changes in net unrealized gains and losses on debt securities available for sale (including the non-credit portion of other-than-temporary impairment charges relating to certain securities during the period); unrealized gains and losses on derivatives used in cash flow hedging relationships; and the pension benefit adjustment for the unfunded portion of various employee, officer and director pension plans.

	2019			2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(in thousands)
Unrealized gains and losses on available for sale (AFS) debt securities
Net gains (losses) arising during the period	$54,723	$(15,461)	$39,262	$(32,123)	$9,191	$(22,932)	$1,485	$(635)	$850
Less reclassification adjustment for net losses (gains) included in net income (1)	150	(31)	119	2,873	(636)	2,237	(264)	108	(156)
Net change	54,873	(15,492)	39,381	(29,250)	8,555	(20,695)	1,221	(527)	694
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains arising during the period	(1,380)	391	(989)	2,651	(777)	1,874	1,005	(429)	576
Less reclassification adjustment for net losses included in net income (2)	1,808	(517)	1,291	3,493	(999)	2,494	8,579	(3,551)	5,028
Net change	428	(126)	302	6,144	(1,776)	4,368	9,584	(3,980)	5,604
Defined benefit pension plan
Net (losses) gains arising during the period	(2,385)	(176)	(2,561)	(9,916)	2,765	(7,151)	(3,843)	1,121	(2,722)
Amortization of prior service (cost) credit(3)	(135)	42	(93)	212	(66)	146	268	(77)	191
Amortization of net loss (3)	264	(76)	188	625	(178)	447	381	(133)	248
Net change	(2,256)	(210)	(2,466)	(9,079)	2,521	(6,558)	(3,194)	911	(2,283)
Total other comprehensive income (loss)	$53,045	$(15,828)	$37,217	$(32,185)	$9,300	$(22,885)	$7,611	$(3,596)	$4,015

(1)	Included in losses on securities transactions, net.

(2)	Included in interest expense.

(3)	Included in the computation of net periodic pension cost. See Note 13 for details.

135	2019 Form 10-K

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance-December 31, 2016	$(10,736)	$(12,464)	$(18,893)	$(42,093)
Reclassification due to the adoption of ASU No. 2018-02	(2,342)	(1,478)	(4,107)	(7,927)
Balance-January 1, 2017	(13,078)	(13,942)	(23,000)	(50,020)
Other comprehensive income (loss) before reclassifications	850	576	(2,722)	(1,296)
Amounts reclassified from other comprehensive income (loss)	(156)	5,028	439	5,311
Other comprehensive income (loss), net	694	5,604	(2,283)	4,015
Balance-December 31, 2017	(12,384)	(8,338)	(25,283)	(46,005)
Reclassification due to the adoption of ASU No. 2016-01	(480)	—	—	(480)
Reclassification due to the adoption of ASU No. 2017-12	—	(61)	—	(61)
Balance-January 1, 2018	(12,864)	(8,399)	(25,283)	(46,546)
Other comprehensive income (loss) before reclassifications	(22,932)	1,874	(7,151)	(28,209)
Amounts reclassified from other comprehensive income (loss)	2,237	2,494	593	5,324
Other comprehensive income (loss), net	(20,695)	4,368	(6,558)	(22,885)
Balance-December 31, 2018	(33,559)	(4,031)	(31,841)	(69,431)
Other comprehensive income (loss) before reclassifications	39,262	(989)	(2,561)	35,712
Amounts reclassified from other comprehensive income (loss)	119	1,291	95	1,505
Other comprehensive income (loss), net	39,381	302	(2,466)	37,217
Balance-December 31, 2019	$5,822	$(3,729)	$(34,307)	$(32,214)

2019 Form 10-K	136

QUARTERLY FINANCIAL DATA (UNAUDITED) (Note 21)

	Quarters Ended 2019
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$320,224	$327,742	$329,261	$343,773
Interest expense	101,576	107,508	108,636	105,232
Net interest income	218,648	220,234	220,625	238,541
Provision for credit losses	8,000	2,100	8,700	5,418
Non-interest income:
Net impairment losses on securities recognized in earnings	—	(2,928)	—	—
Gains on sales of loans, net	4,576	3,930	5,194	5,214
Gains (losses) on sales of assets, net	77,720	(564)	(159)	1,336
Other non-interest income	25,377	27,165	36,115	31,544
Non-interest expense:
Loss on extinguishment of debt	—	—	—	31,995
Amortization of tax credit investments	7,173	4,863	4,385	3,971
Other non-interest expense	140,622	136,874	141,492	160,180
Income before income taxes	170,526	104,000	107,198	75,071
Income tax expense	57,196	27,532	25,307	36,967
Net income	113,330	76,468	81,891	38,104
Dividend on preferred stock	3,172	3,172	3,172	3,172
Net income available to common shareholders	110,158	73,296	78,719	34,932
Earnings per common share:
Basic	$0.33	$0.22	$0.24	$0.10
Diluted	0.33	0.22	0.24	0.10
Cash dividends declared per common share	0.11	0.11	0.11	0.11
Weighted average number of common shares outstanding:
Basic	331,601,260	331,748,552	331,797,982	355,821,005
Diluted	332,834,466	332,959,802	333,405,196	358,864,876

	Quarters Ended 2018
	March 31	June 30	September 30	December 31
	(in thousands, except for share data)
Interest income	$267,495	$280,118	$297,041	$314,594
Interest expense	59,897	69,366	80,241	92,541
Net interest income	207,598	210,752	216,800	222,053
Provision for credit losses	10,948	7,142	6,552	7,859
Non-interest income:
Gains on sales of loans, net	6,753	7,642	3,748	2,372
Losses on sales of assets	(97)	(125)	(1,899)	(280)
Other non-interest income	25,595	30,552	27,189	32,602
Non-interest expense:
Amortization of tax credit investments	5,274	4,470	5,412	9,044
Other non-interest expense	168,478	145,446	146,269	144,668
Income before income taxes	55,149	91,763	87,605	95,176
Income tax expense	13,184	18,961	18,046	18,074
Net income	41,965	72,802	69,559	77,102
Dividend on preferred stock	3,172	3,172	3,172	3,172
Net income available to common shareholders	38,793	69,630	66,387	73,930
Earnings per common share:
Basic	$0.12	$0.21	$0.20	$0.22
Diluted	0.12	0.21	0.20	0.22
Cash dividends declared per common share	0.11	0.11	0.11	0.11
Weighted average number of common shares outstanding:
Basic	330,727,416	331,318,381	331,486,500	331,492,648
Diluted	332,465,527	332,895,483	333,000,242	332,856,385

137	2019 Form 10-K

PARENT COMPANY INFORMATION (Note 22)
Condensed Statements of Financial Condition

	December 31,
	2019	2018
	(in thousands)
Assets
Cash	$119,213	$109,839
Investments in and receivables due from subsidiaries	4,671,578	3,609,836
Other assets	12,953	32,721
Total Assets	$4,803,744	$3,752,396
Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$45,796	$37,644
Long-term borrowings	292,414	294,602
Junior subordinated debentures issued to capital trusts	55,718	55,370
Accrued expenses and other liabilities	25,628	14,326
Shareholders’ equity	4,384,188	3,350,454
Total Liabilities and Shareholders’ Equity	$4,803,744	$3,752,396

Condensed Statements of Income

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Income
Dividends from subsidiary	$160,000	$155,000	$122,000
Income from subsidiary	4,550	4,550	4,550
Gains on securities transactions, net	—	3	—
Losses on sales of assets, net	—	(147)	—
Other interest and income	51	39	135
Total Income	164,601	159,445	126,685
Total Expenses	27,998	32,269	39,621
Income before income tax and equity in undistributed earnings of subsidiary	136,603	127,176	87,064
Income tax expense (benefit)	24,524	(20,547)	(30,179)
Income before equity in undistributed earnings of subsidiary	112,079	147,723	117,243
Equity in undistributed earnings of subsidiary	197,714	113,705	44,664
Net Income	309,793	261,428	161,907
Dividends on preferred stock	12,688	12,688	9,449
Net Income Available to Common Shareholders	$297,105	$248,740	$152,458

2019 Form 10-K	138

Condensed Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net Income	$309,793	$261,428	$161,907
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(197,714)	(113,705)	(44,664)
Stock-based compensation	14,726	19,472	12,204
Net amortization of premiums and accretion of discounts on borrowings	124	63	197
Gains on securities transactions, net	—	(3)	—
Losses on sales of assets, net	—	147	—
Net change in:
Other assets	19,768	9,928	(89)
Accrued expenses and other liabilities	8,803	(10,657)	8,737
Net cash provided by operating activities	155,500	166,673	138,292
Cash flows from investing activities:
Sales of investment securities available for sale	—	257	—
Cash and cash equivalents acquired in acquisitions	11,947	7,915	—
Capital contributions to subsidiary	—	—	(98,000)
Net cash provided by (used in) investing activities	11,947	8,172	(98,000)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	—	98,101
Dividends paid to preferred shareholders	(12,688)	(15,859)	(6,277)
Dividends paid to common shareholders	(146,537)	(138,857)	(115,881)
Purchase of common shares to treasury	(1,805)	(3,801)	(2,644)
Common stock issued, net	2,957	2,704	8,207
Net cash used in financing activities	(158,073)	(155,813)	(18,494)
Net change in cash and cash equivalents	9,374	19,032	21,798
Cash and cash equivalents at beginning of year	109,839	90,807	69,009
Cash and cash equivalents at end of year	$119,213	$109,839	$90,807

BUSINESS SEGMENTS (Note 23)
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

139	2019 Form 10-K

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
The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net gains and losses on securities and net impairment losses not reported in the investment management segment above, interest expense related to subordinated notes, amortization of tax credit investments, as well as infrequent items, such as the loss on extinguishment of debt, gain on sale leaseback transactions and merger expenses.

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$6,891,462	$19,343,791	$4,340,277	$—	$30,575,530

Interest income	$272,773	$926,328	$126,723	$(4,824)	$1,321,000
Interest expense	91,798	257,670	57,815	15,669	422,952
Net interest income (loss)	180,975	668,658	68,908	(20,493)	898,048
Provision for credit losses	6,688	17,530	—	—	24,218
Net interest income (loss) after provision for credit losses	174,287	651,128	68,908	(20,493)	873,830
Non-interest income	57,981	41,157	8,818	106,564	214,520
Non-interest expense	76,046	101,924	1,034	452,551	631,555
Internal expense transfer	78,743	221,113	49,670	(349,526)	—
Income (loss) before income taxes	$77,479	$369,248	$27,022	$(16,954)	$456,795
Return on average interest earning assets (pre-tax) (unaudited)	1.12%	1.91%	0.62%	N/A	1.49%

2019 Form 10-K	140

	Year Ended December 31, 2018
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$6,197,161	$17,143,169	$4,362,581	$—	$27,702,911

Interest income	$235,264	$798,974	$130,971	$(5,961)	$1,159,248
Interest expense	64,083	177,273	45,112	15,577	302,045
Net interest income (loss)	171,181	621,701	85,859	(21,538)	857,203
Provision for credit losses	5,550	26,951	—	—	32,501
Net interest income (loss) after provision for credit losses	165,631	594,750	85,859	(21,538)	824,702
Non-interest income	61,280	22,275	8,691	41,806	134,052
Non-interest expense	92,462	95,171	1,251	440,177	629,061
Internal expense transfer	77,164	213,399	54,353	(344,916)	—
Income (loss) before income taxes	$57,285	$308,455	$38,946	$(74,993)	$329,693
Return on average interest earning assets (pre-tax) (unaudited)	0.92%	1.80%	0.89%	N/A	1.19%

	Year Ended December 31, 2017
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$5,166,171	$12,652,832	$3,669,495	$—	$21,488,498

Interest income	$182,508	$552,297	$107,972	$(8,623)	$834,154
Interest expense	39,018	95,562	27,714	11,813	174,107
Net interest income (loss)	143,490	456,735	80,258	(20,436)	660,047
Provision for credit losses	3,197	6,745	—	—	9,942
Net interest income (loss) after provision for credit losses	140,293	449,990	80,258	(20,436)	650,105
Non-interest income	63,375	11,414	7,745	29,172	111,706
Non-interest expense	72,207	71,216	1,193	364,457	509,073
Internal expense transfer	68,007	166,847	48,393	(283,247)	—
Income (loss) before income taxes	$63,454	$223,341	$38,417	$(72,474)	$252,738
Return on average interest earning assets (pre-tax) (unaudited)	1.23%	1.77%	1.05%	N/A	1.18%

141	2019 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Valley National Bancorp:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the allowance for loan losses related to non-PCI loans collectively evaluated for impairment
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (general reserve) was $123.2 million of a total allowance for loan losses of $161.8 million as of December 31, 2019. The Company estimates the general reserve by developing loss factors based on historical losses adjusted for qualitative factors, to better estimate incurred losses in the current portfolio.
We identified the assessment of the general reserve as a critical audit matter. The estimation of the general reserve involved significant measurement uncertainty and, as a result, our assessment of the general reserve required complex auditor judgments, and knowledge and experience in the industry in order to evaluate the methodologies, inputs, and assumptions used to estimate the reserve. Inputs and assumptions included (1) the loss factors developed from historical loss experience, and their key factors and assumptions, which included the pooling of loans with similar risk characteristics, the historical look-back period, the loss emergence periods, and credit risk ratings for commercial loans, and (2) the qualitative factor adjustments. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

2019 Form 10-K	142

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the (1) development and approval of the general reserve methodology, (2) determination of key factors and assumptions used to estimate the historical loss factors, and (3) qualitative framework and related factors. We tested the relevance of sources of data and key assumptions related to the look-back period by evaluating (1) the loss data in the look-back period compared to the credit characteristics of the current portfolio and (2) the sufficiency of loss data within the look-back period. We assessed the loss emergence period assumptions by considering the Company’s credit risk policies and testing loss data. We involved credit risk professionals with industry knowledge and experience who assisted in:

•	evaluating the Company’s methodology to estimate the general reserve for compliance with U.S. generally accepted accounting principles,

•	evaluating the methodology to calculate the loss factors, including key inputs and assumptions,

•	evaluating the framework used to develop the resulting qualitative factors and the effect of those factors on the general reserve compared with relevant credit risk factors and credit trends, and

•	testing individual loan risk ratings by evaluating the financial performance of the borrower, underlying collateral, and guarantor support.
We evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the Company’s general reserve.
Assessment of the remaining expected cash flows for purchase credit impaired loans
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s purchased credit impaired (PCI) loan portfolio had a carrying value of $6.6 billion at December 31, 2019, and consists primarily of loans acquired in business combinations subsequent to 2011. The PCI loans are aggregated into pools based on common risk characteristics, initially recorded at fair value based on the present value of expected future cash flows, and subsequently accounted for as pools of loans. The undiscounted cash flows expected to be collected (expected cash flows) are estimated by incorporating several key assumptions, including probability of default (PD), loss given default (LGD), and the actual prepayments after the acquisition date. The difference between the expected cash flows at acquisition and the initial carrying value or fair value of the PCI loans, or accretable yield, is recognized as interest income utilizing the level-yield method over the life of each pool. The non-accretable difference, which is neither accreted into income nor recorded on the consolidated balance sheet, reflects estimated future credit losses and uncollectable contractual interest expected to be incurred over the life of the loans.
We identified the assessment of the remaining expected cash flows and the impact to the accretable yield and the non-accretable difference related to PCI loans as a critical audit matter. The estimation of the expected cash flows involved significant measurement uncertainty, and as a result, our assessment required complex auditor judgment and knowledge and experience in the industry in order to evaluate the methodologies, inputs, and assumptions used to estimate the remaining expected cash flows. Inputs and assumptions included (1) the PD and LGD, which include the credit risk ratings for commercial loans, and (2) the prepayment assumptions which are used to estimate future prepayments which impact the overall timing of cash flows. The assessment also included an evaluation of the mathematical accuracy of the estimation of future cash flows and calculation of the accretable yield and non-accretable difference.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the (1) development of the methodology to estimate expected cash flows over the remaining life of the PCI loans, and (2) the determination of key factors and assumptions used to estimate the PD, LGD, and prepayment assumptions. We involved credit risk professionals with specialized industry knowledge and experience who assisted in testing individual credit risk ratings of a selection of commercial loan relationships. We involved valuation professionals with industry knowledge and experience who assisted in:

•	evaluating the Company’s methodology for compliance with U.S. generally accepted accounting principles,

•	evaluating the key assumptions used by the Company in developing the estimate by comparing them to those used by similar market participants,

•	recalculating the estimation of expected cash flows based on key inputs and assumptions used by the Company, and

•	evaluating the Company’s ability to estimate future losses and prepayments by comparing prior period estimates to actual results.

143	2019 Form 10-K

Assessment of the fair value measurement of the acquired loans in the Oritani Financial Corp. business combination
As discussed in Note 2 to the consolidated financial statements, on December 1, 2019 the Company completed its acquisition of Oritani Financial Corp. (Oritani). The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired, liabilities assumed, and consideration paid for Oritani were recorded at their fair values at the acquisition date, including the fair value of acquired loans of $3.4 billion. The fair value of acquired loans was based on a discounted cash flow methodology that used a forecast of principal and interest payments based on certain key valuation assumptions including risk ratings on commercial loan relationships, probability of default, loss given default, discount rate, and prepayment rate. The difference between the fair value and the expected cash flows from the acquired loans will be accreted into income over the remaining terms of the loans.
We identified the assessment of the fair value measurement of the acquired loans in the Oritani business combination as a critical audit matter. The fair value estimate involved significant measurement uncertainty and required industry knowledge and experience to evaluate. Specifically, the assessment of the fair value measurement encompassed the evaluation of the fair value methodology and the development of key valuation assumptions. The assessment also included an evaluation of mathematical accuracy of the calculations. Additionally, there was auditor judgment involved in designing and performing audit procedures in order to test the key assumptions utilized to determine the estimate.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s fair value measurement process, including controls related to (1) the development of the methodology to calculate the fair value of the acquired loans, (2) the determination of key inputs and valuation assumptions used by considering their relevance and reliability in the acquired loan fair value estimate, and (3) the calculation of the fair value estimate. We involved credit risk professionals with industry knowledge and experience who assisted in testing individual loan risk ratings for a selection of commercial loan relationships. We involved valuation professionals with industry knowledge and experience who assisted in:

•	evaluating the valuation methodology for compliance with U.S. generally accepted accounting principles, and

•
developing an independent estimate of the fair value of the acquired loan portfolio using key assumptions used by other market participants and comparing the results to the Company’s fair value estimate.

Assessment of the carrying value of goodwill in the Investment Management reporting unit
As discussed in Notes 1 and 9 to the consolidated financial statements, the carrying value of the Company’s goodwill balance related to the Investment Management reporting unit is $220.1 million of a total goodwill balance of $1.4 billion as of December 31, 2019. The Company’s goodwill is not amortized but is subject to annual tests for impairment, or more often, if events or circumstances indicate it may be impaired. The impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value is determined using market multiples and discounted cash flow analyses. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. The additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value and the loss establishes a new basis in the goodwill.
We identified the goodwill impairment assessment of the Investment Management reporting unit as a critical audit matter. The principal considerations for this determination was the degree of auditor judgment in performing procedures over the key assumptions, which include the discount rate and long term growth rate used in the discounted cash flow analyses. In addition, auditor judgment was required to evaluate the overall fair value of the Investment Management reporting unit which incorporated discounted cash flow analyses and a market multiples approach.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment process, including controls related to the key assumptions used in the discounted cash flow analyses and the application of the market multiples approach. We involved valuation professionals with specialized skill and knowledge, who assisted in:

•	evaluating the Company’s fair value methodology for the Investment Management reporting unit,

•	evaluating the Company’s long term growth rate and discount rate by comparing the inputs to the development of the assumptions to publicly available data,

•	assessing the Company’s market multiples by comparing them to market multiples of comparable companies in the banking industry,

•	reconciling the Company’s estimated fair value to its market capitalization as of the measurement date, and

2019 Form 10-K	144

•	assessing the results of the impairment analysis considering the discounted cash flow analyses and the market multiples approach.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.
Short Hills, New Jersey
March 10, 2020

145	2019 Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2019 (the end of the period covered by this Annual Report on Form 10-K).
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
As of December 31, 2019, management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2019, Valley’s internal control over financial

2019 Form 10-K	146

reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2019 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2019. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There have been no changes in Valley’s internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

147	2019 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board Directors
Valley National Bancorp:

Opinion on Internal Control Over Financial Reporting
We have audited Valley National Bancorp and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 10, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws, the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

Short Hills, New Jersey
March 10, 2020

2019 Form 10-K	148

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information regarding executive officers is included under the section captioned “ Information about our Executive Officers” in Item 1 of this Annual Report on Form 10-K. The information set forth under the captions “Director Information” and “Corporate Governance” in the 2020 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation
The information set forth under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2020 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2020 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2020 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2020 Proxy Statement is incorporated herein by reference.

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

149	2019 Form 10-K

(b)	Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(3)	Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 7, 2017.

B.	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 23, 2018.

(4)	Instruments Defining the Rights of Security Holders:

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

E.	Agreement to provide SEC with Indentures not filed. (Item 601(b)(4)(iii)(A)), incorporated herein by reference to Exhibit 4G to the Registrant's Form 10-K Annual Report filed on February 28, 2017.

F.	Description of Valley Securities.*

(10)	Material Contracts:

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
Form of Amended and Restated Change in Control Agreement applicable to Executive Vice Presidents of Valley National Bank and Valley, incorporated herein by reference to Exhibit 10.E to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011 (No. 001-11277). Continues until December 31,2022 for Melissa F. Scofield and Bernadette M. Mueller. +

D.
The Valley National Bancorp Benefit Equalization Plan, as Amended and Restated, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2015.+

E.
Form of Participant Agreement for the Benefit Equalization Plan, incorporated herein by reference to Exhibit 10.J to the Registrant's Form 10-K Annual Report for the year ended December 31, 2011 (No. 001-11277).+

F.
Valley National Bancorp 2009 Long-Term Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.P to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2014.+

2019 Form 10-K	150

G.
Form of Valley National Bancorp Incentive Stock Option Agreement used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

H.
Form of Valley National Bancorp Non-Qualified Stock Option Agreement used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on May 27, 2009 (No. 001-11277).+

I.
Form of Valley National Bancorp Agreement for Performance Based Restricted Stock Unit Award, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on May 2, 2016 (in use prior to 2019).+

J.
Form of Valley National Bancorp Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on May 8, 2017 (in use prior to 2019).+

K.
Valley National Bancorp Deferred Compensation Plan, dated as of January 1, 2017, incorporated herein by reference to Exhibit 10.S to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016.+

L.
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley and Ira Robbins, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

M.
Amended and Restated Change in Control Agreement, dated as of September 21, 2016, among Valley National Bank, Valley and Ira Robbins, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on September 27, 2016 (applicable until December 31, 2022).+

N.
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley and Thomas A. Iadanza, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

O.
Amended and Restated Change in Control Agreement, dated as of September 21, 2016, among Valley National Bank, Valley and Thomas A. Iadanza, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K Current Report filed on September 27, 2016 (applicable until December 31, 2022). +

P.
Severance Letter Agreement, dated as of January 3, 2017, between Valley, Valley National Bank and Ronald H. Janis, incorporated herein by reference to Exhibit 10.DD to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016.+

Q.
Change in Control Agreement, dated as of January 3, 2017, between Valley, Valley National Bank and Ronald H. Janis, incorporated herein by reference to Exhibit 10.EE to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016 (applicable until December 31, 2022).+

R.
USAmeriBancorp, Inc. 2006 Stock Option and Restricted Stock Plan, as amended, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement filed on December 29, 2017.+

S.	USAmeriBancorp, Inc. 2015 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement filed on December 29, 2017.+

T.
Form of Valley National Bancorp 2018 Performance Restricted Stock Unit Award Agreement used in connection with Valley National Bancorp 2009 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit LL to the Registrant's Form 10-K filed on March 1, 2018 (in use prior to 2019). +

U.	Form of Change in Control Agreement for Executive Vice President, dated January 16, 2019, incorporated herein by reference to Exhibit CC to the Registrant's Form 10-K filed on February 28, 2019. +

V.
Form of Change in Control Agreement for Senior Executive Vice President, dated January 16, 2019, incorporated herein by reference to Exhibit DD to the Registrant's Form 10-K filed on February 28, 2019. +

151	2019 Form 10-K

W.
Form of Agreement to Reduce Change in Control Severance, effective January 1, 2023 (applicable to Ira Robbins, Thomas A. Iadanza, Ronald H. Janis, Bernadette M. Mueller and Melissa Scofield), incorporated herein by reference to Exhibit EE to the Registrant's Form 10-K filed on February 28, 2019. +

X.
Form of Change in Control Agreement for President and Chief Executive Officer, dated January 16, 2019 and effective January 1, 2023 (applicable to Ira Robbins), incorporated herein by reference to Exhibit FF to the Registrant's Form 10-K filed on February 28, 2019. +

Y.
Amendment to 2016 Change in Central Severance Plan for First Senior Vice Presidents and Senior Vice Presidents (applicable after January 1, 2020), incorporated herein by reference to Exhibit GG to the Registrant's Form 10-K filed on February 28, 2019. +

Z.
2019 Change in Control Severance Plan applicable to First Senior Vice Presidents and Senior Vice Presidents, incorporated herein by reference to Exhibit HH to the Registrant's Form 10-K filed on February 28, 2019. +

AA.
Form of Change in Control Agreement for Senior Executive Vice President, effective January 1, 2023 (covering Thomas A. Iadanza and Ronald H. Janis), incorporated herein by reference to Exhibit II to the Registrant's Form 10-K filed on February 28, 2019. +

BB.
Valley National Bancorp 2016 Long-Term Stock Incentive Plan, as amended, adopted on January 30, 2019 for use in 2019 and after, incorporated herein by reference to Exhibit KK to the Registrant's Form 10-K filed on February 28, 2019. +

CC.
Form of Valley National Bancorp Agreement for Performance Based Restricted Stock Unit Award, in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan, (for use in 2019 and thereafter), incorporated herein by reference to Exhibit LL to the Registrant's Form 10-K filed on February 28, 2019. +

DD.
Form of Valley National Bancorp Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan, (for use in 2019 and thereafter), incorporated herein by reference to Exhibit MM to the Registrant's Form 10-K filed on February 28, 2019. +

EE.
Form of Valley National Bancorp Director Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan, (for use in 2019 and thereafter), incorporated herein by reference to Exhibit NN to the Registrant's Form 10-K filed on February 28, 2019. +

FF.
Oritani Financial Corp. 2007 Equity Incentive Plan, incorporated by reference to Appendix A of the proxy statement for the Special Meeting of Oritani Stockholders (Commission File No. 001-33223) filed by Oritani under the Securities Exchange Act of 1934, as amended, on March 20, 2008. +

GG.
Oritani Financial Corp. 2011 Equity Incentive Plan, incorporated by reference to Appendix A of the proxy statement for the Special Meeting of Oritani Stockholders (Commission File No. 001-34786) filed by Oritani under the Securities Exchange Act of 1934, as amended, on June 27, 2011. +

2019 Form 10-K	152

(21)	List of Subsidiaries as of December 31, 2019:

	Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	Aliant Statutory Trust II	Delaware	100%
	GCB Capital Trust III	Delaware	100%
	State Bancorp Capital Trust I	Delaware	100%
	State Bancorp Capital Trust II	Delaware	100%
(b)	Subsidiaries of Valley National Bank:
	Hallmark Capital Management, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Masters Coverage Corp.	New York	100%
	Metro Title and Settlement Agency, Inc.	New York	100%
	Valley Commercial Capital, LLC	New Jersey	100%
	Valley Securities Holdings, LLC	New York	100%
	VNB New York, LLC	New York	100%
(c)	Subsidiaries of Masters Coverage Corp.:
	Life Line Planning, Inc.	New York	100%
	RISC One, Inc.	New York	100%
(d)	Subsidiaries of Valley Securities Holdings, LLC:
	SAR II, Inc.	New Jersey	100%
	Shrewsbury Capital Corporation	New Jersey	100%
	Valley Investments, Inc.	New Jersey	100%
	Oritani Investment Corp.	New Jersey	100%
(e)	Subsidiary of Oritani Investment Corp.:
	Oritani Asset Corp.	New Jersey	100%
(f)	Subsidiary of SAR II, Inc.:
	VNB Realty, Inc.	New Jersey	100%
(g)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%

(23)	Consent of KPMG LLP.*

(24)	Power of Attorney of Certain Directors and Officers of Valley.*

(31.1)	Certification of Ira Robbins, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(31.2)	Certification of Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*

(32)
Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, Chairman of the Board, President and Chief Executive Officer of the Company and Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File (XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

+	Management contract and compensatory plan or arrangement.

153	2019 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY NATIONAL BANCORP

By:	/s/ IRA ROBBINS
Ira Robbins, Chairman of the Board, President and Chief Executive Officer

By:	/s/ MICHAEL D. HAGEDORN
Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer
Dated: March 10, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ IRA ROBBINS	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2020
Ira Robbins

/S/ MICHAEL D. HAGEDORN	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 10, 2020
Michael D. Hagedorn

/S/ MITCHELL L. CRANDELL	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2020
Mitchell L. Crandell

ANDREW B. ABRAMSON*	Director	March 10, 2020
Andrew B. Abramson

PETER J. BAUM*	Director	March 10, 2020
Peter J. Baum

ERIC P. EDELSTEIN*	Director	March 10, 2020
Eric P. Edelstein

GRAHAM O. JONES*	Director	March 10, 2020
Graham O. Jones

MICHAEL L. LARUSSO*	Director	March 10, 2020
Michael L. LaRusso

MARC J. LENNER*	Director	March 10, 2020
Marc J. Lenner

KEVIN J. LYNCH*	Director	March 10, 2020
Kevin J. Lynch

PETER V. MAIO*	Director	March 10, 2020
Peter V. Maio

SURESH L. SANI*	Director	March 10, 2020
Suresh L. Sani

2019 Form 10-K	154

Signature	Title	Date

LISA J. SCHULTZ*	Director	March 10, 2020
Lisa J. Schultz

JENNIFER W. STEANS*	Director	March 10, 2020
Jennifer W. Steans

JEFFREY S. WILKS*	Director	March 10, 2020
Jeffrey S. Wilks

*

By: /s/ MICHAEL D. HAGEDORN	March 10, 2020
Michael D. Hagedorn, attorney-in fact

155	2019 Form 10-K