Form 10-Q
period 2020-03-31
VALLEY NATIONAL BANCORP
filed 2020-05-11
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 403,800,757 shares were outstanding as of May 6, 2020.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Cash and due from banks	$286,755	$256,264
Interest bearing deposits with banks	718,260	178,423
Investment securities:
Equity securities	49,701	41,410
Available for sale debt securities	1,749,842	1,566,801
Held to maturity debt securities (net of allowance for credit losses of $1,552 at March 31, 2020)	2,315,481	2,336,095
Total investment securities	4,115,024	3,944,306
Loans held for sale, at fair value	58,868	76,113
Loans	30,428,067	29,699,208
Less: Allowance for loan losses	(283,342)	(161,759)
Net loans	30,144,725	29,537,449
Premises and equipment, net	332,503	334,533
Lease right of use assets	278,080	285,129
Bank owned life insurance	542,127	540,169
Accrued interest receivable	107,353	105,637
Goodwill	1,375,409	1,373,625
Other intangible assets, net	82,686	86,772
Other assets	1,078,839	717,600
Total Assets	$39,120,629	$37,436,020
Liabilities
Deposits:
Non-interest bearing	$6,951,073	$6,710,408
Interest bearing:
Savings, NOW and money market	13,498,830	12,757,484
Time	8,567,085	9,717,945
Total deposits	29,016,988	29,185,837
Short-term borrowings	2,095,655	1,093,280
Long-term borrowings	2,805,639	2,122,426
Junior subordinated debentures issued to capital trusts	55,805	55,718
Lease liabilities	303,096	309,849
Accrued expenses and other liabilities	422,448	284,722
Total Liabilities	34,699,631	33,051,832
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at March 31, 2020 and December 31, 2019)	111,590	111,590
Series B (4,000,000 shares issued at March 31, 2020 and December 31, 2019)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 403,765,978 shares at March 31, 2020 and 403,322,773 shares at December 31, 2019)	141,613	141,423
Surplus	3,624,036	3,622,208
Retained earnings	452,424	443,559
Accumulated other comprehensive loss	(6,566)	(32,214)
Treasury stock, at cost (21,830 common shares at March 31, 2020 and 44,383 common shares at December 31, 2019)	(200)	(479)
Total Shareholders’ Equity	4,420,998	4,384,188
Total Liabilities and Shareholders’ Equity	$39,120,629	$37,436,020
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended March 31,
	2020	2019
Interest Income
Interest and fees on loans	$333,068	$288,277
Interest and dividends on investment securities:
Taxable	21,933	22,876
Tax-exempt	3,926	4,804
Dividends	3,401	3,174
Interest on federal funds sold and other short-term investments	1,465	1,093
Total interest income	363,793	320,224
Interest Expense
Interest on deposits:
Savings, NOW and money market	34,513	36,283
Time	42,814	38,171
Interest on short-term borrowings	4,707	12,549
Interest on long-term borrowings and junior subordinated debentures	16,420	14,573
Total interest expense	98,454	101,576
Net Interest Income	265,339	218,648
Provision for credit losses for held to maturity securities	759	—
Provision for credit losses for loans	33,924	8,000
Net Interest Income After Provision for Credit Losses	230,656	210,648
Non-Interest Income
Trust and investment services	3,413	2,904
Insurance commissions	1,951	2,525
Service charges on deposit accounts	5,680	5,903
Losses on securities transactions, net	(40)	(32)
Fees from loan servicing	2,748	2,430
Gains on sales of loans, net	4,550	4,576
Gains on sales of assets, net	121	77,720
Bank owned life insurance	3,142	1,887
Other	19,832	9,760
Total non-interest income	41,397	107,673
Non-Interest Expense
Salary and employee benefits expense	85,728	83,105
Net occupancy and equipment expense	32,441	27,886
FDIC insurance assessment	3,876	6,121
Amortization of other intangible assets	5,470	4,311
Professional and legal fees	6,087	5,271
Amortization of tax credit investments	3,228	7,173
Telecommunication expense	2,287	2,268
Other	16,539	11,660
Total non-interest expense	155,656	147,795
Income Before Income Taxes	116,397	170,526
Income tax expense	29,129	57,196
Net Income	87,268	113,330
Dividends on preferred stock	3,172	3,172
Net Income Available to Common Shareholders	$84,096	$110,158

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (continued)
(in thousands, except for share data)

	Three Months Ended March 31,
	2020	2019
Earnings Per Common Share:
Basic	$0.21	$0.33
Diluted	0.21	0.33
Cash Dividends Declared per Common Share	0.11	0.11
Weighted Average Number of Common Shares Outstanding:
Basic	403,519,088	331,601,260
Diluted	405,424,123	332,834,466
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$87,268	$113,330
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains arising during the period	26,068	16,267
Less reclassification adjustment for net losses included in net income	27	26
Total	26,095	16,293
Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	(1,057)	(382)
Less reclassification adjustment for net losses included in net income	438	208
Total	(619)	(174)
Defined benefit pension plan
Amortization of actuarial net loss	172	55
Total other comprehensive income	25,648	16,174
Total comprehensive income	$112,916	$129,504
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2020

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2019	$209,691	403,278	$141,423	$3,622,208	$443,559	$(32,214)	$(479)	$4,384,188
Adjustment due to the adoption of ASU No. 2016-13	—	—	—	—	(28,187)	—	—	(28,187)
Balance - January 1, 2020	209,691	403,278	141,423	3,622,208	415,372	(32,214)	(479)	4,356,001
Net income	—	—	—	—	87,268	—	—	87,268
Other comprehensive income, net of tax	—	—	—	—	—	25,648	—	25,648
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(44,979)	—	—	(44,979)
Effect of stock incentive plan, net	—	466	190	1,828	(2,065)	—	279	232
Balance - March 31, 2020	$209,691	403,744	$141,613	$3,624,036	$452,424	$(6,566)	$(200)	$4,420,998

For the Three Months Ended March 31, 2019

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2018	$209,691	331,431	$116,240	$2,796,499	$299,642	$(69,431)	$(2,187)	$3,350,454
Adjustment due to the adoption of ASU No. 2016-02	—	—	—	—	4,414	—	—	4,414
Adjustment due to the adoption of ASU No. 2017-08	—	—	—	—	(1,446)	—	—	(1,446)
Balance - January 1, 2019	209,691	331,431	116,240	2,796,499	302,610	(69,431)	(2,187)	3,353,422
Net income	—	—	—	—	113,330	—	—	113,330
Other comprehensive income, net of tax	—	—	—	—	—	16,174	—	16,174
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,686)	—	—	(36,686)
Effect of stock incentive plan, net	—	302	226	2,935	(99)	—	(1,251)	1,811
Balance - March 31, 2019	$209,691	331,733	$116,466	$2,799,434	$375,983	$(53,257)	$(3,438)	$3,444,879

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$87,268	$113,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,734	12,798
Stock-based compensation	3,684	4,033
Provision for credit losses	34,683	8,000
Net amortization of premiums and accretion of discounts on securities and borrowings	6,685	7,560
Amortization of other intangible assets	5,470	4,311
Losses on securities transactions, net	40	32
Proceeds from sales of loans held for sale	168,392	96,189
Gains on sales of loans, net	(4,550)	(4,576)
Originations of loans held for sale	(147,981)	(89,564)
Gains on sales of assets, net	(121)	(77,720)
Net change in:
Cash surrender value of bank owned life insurance	(3,142)	(1,887)
Accrued interest receivable	(1,716)	(5,426)
Other assets	(401,849)	(38,990)
Accrued expenses and other liabilities	122,426	65,212
Net cash (used in) provided by operating activities	(115,977)	93,302
Cash flows from investing activities:
Net loan originations and purchases	(667,555)	(493,689)
Equity securities:
Purchases	(5,214)	—
Held to maturity debt securities:
Purchases	(103,192)	(77,670)
Maturities, calls and principal repayments	118,541	68,165
Available for sale debt securities:
Purchases	(238,488)	—
Maturities, calls and principal repayments	88,688	45,351
Death benefit proceeds from bank owned life insurance	1,184	644
Proceeds from sales of real estate property and equipment	6,352	101,916
Proceeds from sales of loans held for investment	30,020	99,976
Purchases of real estate property and equipment	(9,235)	(3,817)
Net cash used in investing activities	(778,899)	(259,124)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Net change in deposits	(168,849)	454,522
Net change in short-term borrowings	1,002,375	(56,338)
Proceeds from issuance of long-term borrowings, net	725,242	—
Repayments of long-term borrowings	(42,128)	(155,000)
Cash dividends paid to preferred shareholders	(3,172)	—
Cash dividends paid to common shareholders	(44,682)	(37,053)
Purchase of common shares to treasury	(2,094)	(1,367)
Common stock issued, net	(1,358)	(855)
Other, net	(130)	(119)
Net cash provided by financing activities	1,465,204	203,790
Net change in cash and cash equivalents	570,328	37,968
Cash and cash equivalents at beginning of year	434,687	428,629
Cash and cash equivalents at end of period	$1,005,015	$466,597

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$104,797	$93,405
Federal and state income taxes	4,215	3,204
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$2,750	$730
Transfer of loans to loans held for sale	30,020	99,976
Lease right of use assets obtained in exchange for operating lease liabilities	3,121	289,669
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at March 31, 2020 and for all periods presented have been made. The results of operations for the three months ended on March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2019.
Significant Estimates. In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that require application of management’s most difficult, subjective or complex judgment and are particularly susceptible to change include: the allowance for credit losses, the evaluation of goodwill and other intangible assets for impairment, and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates. Actual amounts as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
Impact of COVID-19. During 2020, economies throughout the world have been severely disrupted by the effects of the quarantines, business closures, and the reluctance of individuals to leave their homes as a result of the outbreak of the novel coronavirus (COVID-19). Our primary market areas of New York and New Jersey became part of several epicenters of the COVID-19 pandemic. The full impact of COVID-19 is unknown and evolving. The outbreak and any preventative or protective actions that Valley or its customers have taken or may take in respect of this virus may result in extended periods of disruption to Valley, its customers, service providers, and third parties. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and Valley’s financial condition and results of operations. The extent to which COVID-19 impacts Valley’s results will depend on future developments, which are highly uncertain and cannot be predicted. Banking and financial services have been designated essential businesses; therefore, Valley’s operations are continuing, subject to certain modifications to business practices imposed to safeguard the health and wellness of Valley’s customers and employees, and to comply with applicable government directives.

Note 2. Business Combinations

On December 1, 2019, Valley completed its acquisition of Oritani Financial Corp. (Oritani) and its wholly-owned subsidiary, Oritani Bank. Oritani had approximately $4.3 billion in assets, $3.4 billion in net loans and $2.9 billion in deposits, after purchase accounting adjustments, and a branch network of 26 locations. The acquisition represents a significant addition to Valley's New Jersey franchise, and meaningfully enhanced its presence in the Bergen County market. The common shareholders of Oritani received 1.60 shares of Valley common stock for each Oritani share that they owned prior to merger. The total consideration for the acquisition was approximately $835.3 million, consisting of 71.1 million shares of Valley common stock and the outstanding Oritani stock-based awards.

Merger expenses totaled $1.3 million for the three months ended March 31, 2020, which primarily related to professional and legal expenses and other expenses included in non-interest expense on the consolidated statements of income.

During the first quarter 2020, Valley revised the estimated fair values of the acquired assets as of the acquisition date as the result of additional information obtained that existed as of December 1, 2019. The adjustments mostly related to the fair value of certain loans and deferred tax assets as of the acquisition date and resulted in a $1.8 million increase in goodwill (see Note 9 for amount of goodwill as allocated to Valley's business segments). If additional information (that existed as of the acquisition date) becomes available, the fair value estimates for acquired assets and assumed liabilities are subject to change for up to one year after the acquisition date.
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except for share data)
Net income available to common shareholders	$84,096	$110,158
Basic weighted average number of common shares outstanding	403,519,088	331,601,260
Plus: Common stock equivalents	1,905,035	1,233,206
Diluted weighted average number of common shares outstanding	405,424,123	332,834,466
Earnings per common share:
Basic	$0.21	$0.33
Diluted	0.21	0.33

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units, common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price per share of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options equaled approximately 1.9 million shares and 1.3 million shares for the three months ended March 31, 2020 and March 31, 2019, respectively.

Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2020:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2019	$5,822	$(3,729)	$(34,307)	$(32,214)
Other comprehensive income (loss) before reclassification	26,068	(1,057)	—	25,011
Amounts reclassified from other comprehensive income	27	438	172	637
Other comprehensive income (loss), net	26,095	(619)	172	25,648
Balance at March 31, 2020	$31,917	$(4,348)	$(34,135)	$(6,566)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three months ended March 31, 2020 and 2019:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Components of Accumulated Other Comprehensive Loss	2020	2019	Income Statement Line Item
	(in thousands)
Unrealized losses on AFS securities before tax	$(40)	$(32)	Losses on securities transactions, net
Tax effect	13	6
Total net of tax	(27)	(26)
Unrealized losses on derivatives (cash flow hedges) before tax	(615)	(290)	Interest expense
Tax effect	177	82
Total net of tax	(438)	(208)
Defined benefit pension plan:
Amortization of actuarial net loss	(236)	(78)	*
Tax effect	64	23
Total net of tax	(172)	(55)
Total reclassifications, net of tax	$(637)	$(289)

*	Amortization of net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.

Note 5. New Authoritative Accounting Guidance

New Accounting Guidance Adopted in the First Quarter 2020

Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" amends the accounting guidance on the impairment of financial instruments. The FASB issued an amendment to replace the incurred loss impairment methodology under prior accounting guidance with a new current expected credit loss (CECL) model. Under the new guidance, Valley is required to measure expected credit losses by utilizing forward-looking information to assess its allowance for credit losses. The guidance also requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Valley utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan. The measurement of expected credit loss under the CECL methodology is applicable to financial assets measured at amortized cost, including loans, held to maturity investments and purchased financial assets with credit deterioration (PCD) assets. It also applies to certain off-balance sheet credit exposures. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses", which clarified that expected recoveries of amounts previously written off or expected to be written off should be included in the estimate of allowance for credit losses for purchased financial assets with credit deterioration, provides certain transition relief for TDR accounting when the discounted cash flow method is used to estimate credit losses, allows entities to elect to disclose separately the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements, and clarified that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing financial assets when electing a practical expedient to measure the estimate of expected credit losses by comparing the amortized cost basis of the financial asset and the fair value of collateral securing the financial asset as of the reporting date.

Valley adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective approach for all financial assets measured at amortized cost (except for PCD loans) and off-balance sheet credit exposures. Valley has established a governance structure to implement the CECL accounting guidance and has developed a methodology and set of models to be used. At adoption, Valley recorded an $100.4 million increase to its allowance for credit losses, including reserves of $92.5 million, $7.1 million and $793 thousand related to loans, unfunded credit commitments and held to maturity debt securities, respectively. Of the $92.5 million in loan reserves, $61.6 million represents PCD loan related reserves which were recognized through a gross-up that increases the amortized cost basis of loans with a corresponding increase to the allowance for credit losses, and therefore results in no impact to shareholders' equity. The remaining non-credit discount of $97.7 million related to PCD loans is accreted into interest income over the life of the loans at the effective interest rate effective January 1, 2020. The non-PCD loan related increase to the allowance for credit losses of $38.8 million, including the reserves for unfunded loan commitments and held to maturity debt securities, was offset in shareholders' equity and deferred tax assets.

For regulatory capital purposes, in connection with the Federal Reserve Board’s final interim rule as of April 3, 2020, 100 percent of the CECL Day 1 impact to shareholders' equity equaling $28.2 million after-tax will be deferred over a two-year period ending January 1, 2022, at which time it will be phased in on a pro-rata basis over a three-year period ending January 1, 2025. Additionally, 25 percent of the first quarter 2020 reserve build (i.e., provision for credit losses less net charge-offs) net of taxes will be phased in over the same time frame.

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

ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test guidance) to measure a goodwill impairment charge. Instead, an entity will be required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current guidance). In addition, ASU No. 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. However, an entity will be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 was effective for Valley on January 1, 2020 and Valley will apply this new guidance in its annual and, if applicable, interim goodwill impairment tests.

New Accounting Guidance issued in the First Quarter 2020

ASU No. 2020-04, "Reference Rate Reform (Topic 848)" provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued, subject to meeting certain criteria. Under the new guidance, an entity can elect by accounting topic or industry subtopic to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. A one-time election to sell and/or transfer held-to-maturity debt securities that reference a rate affected by reference rate reform is also allowed. ASU No. 2020-04 became effective for all entities as of March 12, 2020 and will apply to all LIBOR reference rate modifications through December 31, 2022.
Note 6. Fair Value Measurement of Assets and Liabilities

ASC Topic 820, “Fair Value Measurements” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2020 and December 31, 2019. The assets presented under “nonrecurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	March 31, 2020	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities (1)	$46,701	$46,701	$—	$—
Available for sale:
U.S. Treasury securities	52,678	52,678	—	—
U.S. government agency securities	27,506	—	27,506	—
Obligations of states and political subdivisions	161,955	—	161,424	531
Residential mortgage-backed securities	1,447,637	—	1,447,637	—
Corporate and other debt securities	60,066	—	60,066	—
Total available for sale debt securities	1,749,842	52,678	1,696,633	531
Loans held for sale (2)	58,868	—	58,868	—
Other assets (3)	438,183	—	438,183	—
Total assets	$2,293,594	$99,379	$2,193,684	$531
Liabilities
Other liabilities (3)	$163,370	$—	$163,370	$—
Total liabilities	$163,370	$—	$163,370	$—
Non-recurring fair value measurements:
Collateral dependent loans	$44,716	$—	$—	$44,716
Loan servicing rights	1,464	—	—	1,464
Foreclosed assets	6,446	—	—	6,446
Total	$52,626	$—	$—	$52,626

		Fair Value Measurements at Reporting Date Using:
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities at fair value	$41,410	$41,410	$—	$—
Available for sale:
U.S. Treasury securities	$50,943	$50,943	$—	$—
U.S. government agency securities	29,243	—	29,243	—
Obligations of states and political subdivisions	170,051	—	169,371	680
Residential mortgage-backed securities	1,254,786	—	1,254,786	—
Corporate and other debt securities	61,778	—	61,778	—
Total available for sale	1,566,801	50,943	1,515,178	680
Loans held for sale (2)	76,113	—	76,113	—
Other assets (3)	158,532	—	158,532	—
Total assets	$1,842,856	$92,353	$1,749,823	$680
Liabilities
Other liabilities (3)	$43,926	$—	$43,926	$—
Total liabilities	$43,926	$—	$43,926	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans (4)	$39,075	$—	$—	$39,075
Loan servicing rights	1,591	—	—	1,591
Foreclosed assets	10,807	—	—	10,807
Total	$51,473	$—	$—	$51,473

(1)	Excludes equity securities measured at net asset value (NAV).

(2)
Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $56.4 million and $74.5 million at March 31, 2020 and December 31, 2019, respectively.

(3)	Derivative financial instruments are included in this category.

(4)	Excludes purchased credit-impaired loans.

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

Equity securities. The fair value of equity securities, primarily consist of one publicly traded mutual fund, are derived from quoted market prices in active markets. Equity securities also include Community Reinvestment Act (CRA) investment funds carried at quoted market prices if publicly traded, and at NAV if privately held.

Available for sale securities. U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. In addition, Valley reviews the volume and level of activity for all available for securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume.

In calculating the fair value of one impaired special revenue bond (within obligations of states and political subdivisions in the table above) under Level 3, Valley prepared its best estimate of the present value of the cash flows to determine an internal price estimate. In determining the internal price, Valley utilized recent financial information and developments provided by the issuer, as well as other unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing of the defaulted security. A quoted price received from an independent pricing service was weighted with the internal price estimate to determine the fair value of the instrument at March 31, 2020 and December 31, 2019.

Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2020 and December 31, 2019 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2020 and December 31, 2019), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2020 and December 31, 2019.

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

Collateral Dependent Loans. Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent loans.” Collateral values are estimated using Level 3 inputs, consisting of individual appraisals that may be adjusted based on certain discounting criteria. At March 31, 2020, certain appraisals were discounted based on specific market data by location and property type. During the quarter ended March 31, 2020, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for credit loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. There were $1.1 million in collateral dependent loan charge-offs to the allowance for loan losses for the three months ended March 31, 2020. There were no collateral dependent loan charge-offs to the allowance for loan losses for the three months ended March 31, 2019. At March 31, 2020, collateral dependent loans with a total amortized cost of $101.7 million were reduced by specific valuation allowance allocations totaling $57.0 million to a reported total net carrying amount of $44.7 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (discount rate), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2020, the fair value model used a blended prepayment speed (stated as constant prepayment rates) of 13.9 percent and a discount rate of 9.6 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. At March 31, 2020, certain loan servicing rights were re-measured at fair value totaling $1.5 million. Valley recorded net impairment charges on its loan servicing rights totaling $109 thousand and $24 thousand for the three months ended March 31, 2020 and 2019, respectively.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed assets. The fair value of a foreclosed asset, upon initial recognition, is typically estimated using Level 3 inputs, consisting of an appraisal that is adjusted based on certain discounting criteria, similar to the criteria used for impaired loans described above. There were no discount adjustments of the appraisals of foreclosed assets at March 31, 2020. At March 31, 2020, foreclosed assets included $6.4 million of assets that were measured at fair value upon initial recognition or subsequently re-measured. The foreclosed assets charge-offs to the allowance for the loan losses totaled $926 thousand and $788 thousand for the three months ended March 31, 2020 and 2019, respectively. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in immaterial net losses within non-interest expense for the three months ended March 31, 2020 and 2019.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2020 and December 31, 2019 were as follows:

	Fair Value Hierarchy	March 31, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$286,755	$286,755	$256,264	$256,264
Interest bearing deposits with banks	Level 1	718,260	718,260	178,423	178,423
Equity securities (1)	N/A	3,000	3,000	—	—
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,311	148,124	138,352	144,113
U.S. government agency securities	Level 2	6,794	6,920	7,345	7,362
Obligations of states and political subdivisions	Level 2	480,698	492,221	500,705	513,607
Residential mortgage-backed securities	Level 2	1,616,150	1,667,403	1,620,119	1,629,572
Trust preferred securities	Level 2	37,330	30,133	37,324	31,382
Corporate and other debt securities	Level 2	37,750	38,137	32,250	32,684
Total investment securities held to maturity		2,317,033	2,382,938	2,336,095	2,358,720
Net loans	Level 3	30,144,725	29,927,130	29,537,449	28,964,396
Accrued interest receivable	Level 1	107,353	107,353	105,637	105,637
Federal Reserve Bank and Federal Home Loan Bank stock (2)	Level 1	295,420	295,420	214,421	214,421
Financial liabilities
Deposits without stated maturities	Level 1	20,449,903	20,449,903	19,467,892	19,467,892
Deposits with stated maturities	Level 2	8,567,085	8,623,519	9,717,945	9,747,867
Short-term borrowings	Level 2	2,095,655	1,952,248	1,093,280	1,081,879
Long-term borrowings	Level 2	2,805,639	3,060,203	2,122,426	2,181,401
Junior subordinated debentures issued to capital trusts	Level 2	55,805	64,088	55,718	53,889
Accrued interest payable (3)	Level 1	26,724	26,724	33,066	33,066

(1)
Equity securities that are presented at NAV. Valley uses NAV as a practical expedient to record its investment in certain non-publicly traded funds since the shares do not have a readily determinable fair value.

(2)	Included in other assets.

(3)	Included in accrued expenses and other liabilities.

Note 7. Investment Securities

Equity Securities

Equity securities carried at fair value totaled $49.7 million and $41.4 million at March 31, 2020 and December 31, 2019, respectively. Valley's equity securities consist mainly of one publicly traded money market mutual fund totaling $41.7 million and $41.4 million at March 31, 2020 and December 31, 2019, respectively. The remainder of the balance at March 31, 2020 represents investments made for CRA purposes.

Available for Sale Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of debt securities available for sale at March 31, 2020 and December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2020
U.S. Treasury securities	$50,946	$1,732	$—	$52,678
U.S. government agency securities	26,994	545	(33)	27,506
Obligations of states and political subdivisions:
Obligations of states and state agencies	73,982	667	(194)	74,455
Municipal bonds	86,532	1,052	(84)	87,500
Total obligations of states and political subdivisions	160,514	1,719	(278)	161,955
Residential mortgage-backed securities	1,406,084	42,390	(837)	1,447,637
Corporate and other debt securities	61,243	740	(1,917)	60,066
Total investment securities available for sale	$1,705,781	$47,126	$(3,065)	$1,749,842
December 31, 2019
U.S. Treasury securities	$50,952	$12	$(21)	$50,943
U.S. government agency securities	28,982	280	(19)	29,243
Obligations of states and political subdivisions:
Obligations of states and state agencies	78,116	540	(83)	78,573
Municipal bonds	90,662	902	(86)	91,478
Total obligations of states and political subdivisions	168,778	1,442	(169)	170,051
Residential mortgage-backed securities	1,248,814	11,234	(5,262)	1,254,786
Corporate and other debt securities	61,261	628	(111)	61,778
Total investment securities available for sale	$1,558,787	$13,596	$(5,582)	$1,566,801

The age of unrealized losses and fair value of related securities available for sale at March 31, 2020 and December 31, 2019 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2020
U.S. government agency securities	$—	$—	$1,682	$(33)	$1,682	$(33)
Obligations of states and political subdivisions:
Obligations of states and state agencies	3,582	(152)	4,661	(42)	8,243	(194)
Municipal bonds	3,222	(13)	8,616	(71)	11,838	(84)
Total obligations of states and political subdivisions	6,804	(165)	13,277	(113)	20,081	(278)
Residential mortgage-backed securities	38,175	(243)	59,573	(594)	97,748	(837)
Corporate and other debt securities	23,148	(1,917)	—	—	23,148	(1,917)
Total	$68,127	$(2,325)	$74,532	$(740)	$142,659	$(3,065)
December 31, 2019
U.S. Treasury securities	$25,019	$(21)	$—	$—	$25,019	$(21)
U.S. government agency securities	—	—	1,783	(19)	1,783	(19)
Obligations of states and political subdivisions:
Obligations of states and state agencies	18,540	(21)	8,755	(62)	27,295	(83)
Municipal bonds	—	—	13,177	(86)	13,177	(86)
Total obligations of states and political subdivisions	18,540	(21)	21,932	(148)	40,472	(169)
Residential mortgage-backed securities	240,412	(1,194)	282,798	(4,068)	523,210	(5,262)
Corporate and other debt securities	5,139	(111)	—	—	5,139	(111)
Total	$289,110	$(1,347)	$306,513	$(4,235)	$595,623	$(5,582)

The total number of security positions in the debt securities available for sale portfolio in an unrealized loss position at March 31, 2020 was 86 as compared to 182 at December 31, 2019.
As of March 31, 2020, the fair value of debt securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $970.0 million.

The contractual maturities of debt securities available for sale at March 31, 2020 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$19,711	$19,754
Due after one year through five years	107,680	108,642
Due after five years through ten years	91,929	92,518
Due after ten years	80,377	81,291
Residential mortgage-backed securities	1,406,084	1,447,637
Total investment securities available for sale	$1,705,781	$1,749,842

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 4.8 years at March 31, 2020.
Impairment Analysis of Available For Sale Debt Securities
Valley's debt securities available for sale include corporate bonds and special revenue bonds, among other securities, which may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers, including due to the economic effects of COVID-19.
Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, Valley considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. Valley also assesses the intent to sell the securities (as well as the likelihood of a near-term recovery). If Valley intends to sell an available for sale debt security or it is more likely than not that Valley will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged to the debt security’s fair value at the reporting date with any incremental impairment reported in earnings.

The obligations of states and political subdivisions classified as available for sale include special revenue bonds which had an aggregate amortized cost and fair value of $91.8 million and $92.4 million, respectively, at March 31, 2020. There were $234 thousand in gross unrealized losses associated with the special revenue bonds as of March 31, 2020. Approximately 50 percent of the special revenue bonds were issued by the states of (or municipalities within) Utah, Illinois, North Carolina and Florida. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management Department conducts a financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. These investments are a mix of municipal bonds with investment grade ratings or non-rated revenue bonds paying in accordance with their contractual terms. The vast majority of the bonds not rated by the rating agencies are state housing finance agency revenue bonds secured by Ginnie Mae securities that are commonly referred to as Tax Exempt Mortgage Securities (TEMS). Valley continues to monitor the special revenue bond portfolio as part of its quarterly impairment analysis.

Valley has evaluated available for sale debt securities that are in an unrealized loss position as of March 31, 2020 included in table above and has determined that the declines in fair value are mainly attributable to market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment during the first quarter 2020 and, as a result, no allowance for credit losses for available for sale debt securities at March 31, 2020.

Held to Maturity Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at March 31, 2020 and December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2020
U.S. Treasury securities	$138,311	$9,813	$—	$148,124
U.S. government agency securities	6,794	126	—	6,920
Obligations of states and political subdivisions:
Obligations of states and state agencies	289,701	7,189	(577)	296,313
Municipal bonds	190,997	4,914	(3)	195,908
Total obligations of states and political subdivisions	480,698	12,103	(580)	492,221
Residential mortgage-backed securities	1,616,150	51,333	(80)	1,667,403
Trust preferred securities	37,330	26	(7,223)	30,133
Corporate and other debt securities	37,750	388	(1)	38,137
Total investment securities held to maturity	$2,317,033	$73,789	$(7,884)	$2,382,938
December 31, 2019
U.S. Treasury securities	$138,352	$5,761	$—	$144,113
U.S. government agency securities	7,345	58	(41)	7,362
Obligations of states and political subdivisions:
Obligations of states and state agencies	297,454	7,745	(529)	304,670
Municipal bonds	203,251	5,696	(10)	208,937
Total obligations of states and political subdivisions	500,705	13,441	(539)	513,607
Residential mortgage-backed securities	1,620,119	14,803	(5,350)	1,629,572
Trust preferred securities	37,324	39	(5,981)	31,382
Corporate and other debt securities	32,250	454	(20)	32,684
Total investment securities held to maturity	$2,336,095	$34,556	$(11,931)	$2,358,720

The age of unrealized losses and fair value of related debt securities held to maturity at March 31, 2020 and December 31, 2019 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2020
Obligations of states and political subdivisions:
Obligations of states and state agencies	$13,334	$(312)	$23,323	$(265)	$36,657	$(577)
Municipal bonds	814	(3)	—	—	814	(3)
Total obligations of states and political subdivisions	14,148	(315)	23,323	(265)	37,471	(580)
Residential mortgage-backed securities	14,010	(80)	—	—	14,010	(80)
Trust preferred securities	—	—	28,753	(7,223)	28,753	(7,223)
Corporate and other debt securities	17,749	(1)	—	—	17,749	(1)
Total	$45,907	$(396)	$52,076	$(7,488)	$97,983	$(7,884)
December 31, 2019
U.S. government agency securities	$5,183	$(41)	$—	$—	$5,183	$(41)
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,178	(55)	32,397	(474)	43,575	(529)
Municipal bonds	—	—	798	(10)	798	(10)
Total obligations of states and political subdivisions	11,178	(55)	33,195	(484)	44,373	(539)
Residential mortgage-backed securities	307,885	(1,387)	254,915	(3,963)	562,800	(5,350)
Trust preferred securities	—	—	29,990	(5,981)	29,990	(5,981)
Corporate and other debt securities	—	—	4,980	(20)	4,980	(20)
Total	$324,246	$(1,483)	$323,080	$(10,448)	$647,326	$(11,931)

Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 24 at March 31, 2020 and 82 at December 31, 2019.
As of March 31, 2020, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.5 billion.

The contractual maturities of investments in debt securities held to maturity at March 31, 2020 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$94,100	$95,561
Due after one year through five years	169,651	176,406
Due after five years through ten years	213,801	224,212
Due after ten years	223,331	219,356
Residential mortgage-backed securities	1,616,150	1,667,403
Total investment securities held to maturity	$2,317,033	$2,382,938

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 6.5 years at March 31, 2020.

Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities through the use of the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at March 31, 2020 and December 31, 2019. There were no securities with non-investment grade ratings for the periods presented.

	AAA/AA/A Rated	BBB rated	Non-rated	Total
	(in thousands)
March 31, 2020
U.S. Treasury securities	$138,311	$—	$—	$138,311
U.S. government agency securities	6,794	—	—	6,794
Obligations of states and political subdivisions:
Obligations of states and state agencies	244,894	5,704	39,103	289,701
Municipal bonds	190,388	—	609	190,997
Total obligations of states and political subdivisions	435,282	5,704	39,712	480,698
Residential mortgage-backed securities	1,616,150	—	—	1,616,150
Trust preferred securities	—	—	37,330	37,330
Corporate and other debt securities	—	5,000	32,750	37,750
Total investment securities held to maturity	$2,196,537	$10,704	$109,792	$2,317,033
December 31, 2019
U.S. Treasury securities	$138,352	$—	$—	$138,352
U.S. government agency securities	7,345	—	—	7,345
Obligations of states and political subdivisions:
Obligations of states and state agencies	248,533	5,722	43,199	297,454
Municipal bonds	202,642	—	609	203,251
Total obligations of states and political subdivisions	451,175	5,722	43,808	500,705
Residential mortgage-backed securities	1,620,119	—	—	1,620,119
Trust preferred securities	—	—	37,324	37,324
Corporate and other debt securities	—	5,000	27,250	32,250
Total investment securities held to maturity	$2,216,991	$10,722	$108,382	$2,336,095

Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At March 31, 2020, most of the obligations of states and political subdivisions were rated investment grade and the "non-rated" category included mostly state housing finance agency revenue bonds secured by Ginnie Mae securities that are commonly referred to as Tax Exempt Mortgage Securities (TEMS). Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

Allowance for Credit Losses for Held to Maturity Debt Securities

Valley has a zero loss expectation for certain securities within the held to maturity portfolio, and therefore it is not required to estimate an allowance for credit losses related to these securities under the CECL standard. After evaluation of qualitative factors, Valley identified the following securities types which it believes qualify for this exclusion: U.S. Treasury securities, U.S. agency securities, residential mortgage-backed issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds called TEMS.

To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. The model is adjusted for a probability weighted multi-scenario economic forecast to estimate future credit losses. Valley uses a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the investment security. The economic forecast methodology and governance for debt securities is aligned with Valley's economic forecast for the loan portfolio discussed in more detail in Note 8.

The following table presents the activity in the allowance for credit losses for held to maturity debit securities for the three months ended March 31, 2020:

(in thousands)
Three Months Ended March 31, 2020
Allowance for credit losses:
Beginning balance	$—
Impact of ASU 2016-13 adoption	793
Provision for credit losses	759
Ending balance	$1,552

Note 8. Loans and Allowance for Credit Losses for Loans

The detail of the loan portfolio as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Loans:
Commercial and industrial	$4,998,731	$4,825,997
Commercial real estate:
Commercial real estate	16,390,236	15,996,741
Construction	1,727,046	1,647,018
Total commercial real estate loans	18,117,282	17,643,759
Residential mortgage	4,478,982	4,377,111
Consumer:
Home equity	481,751	487,272
Automobile	1,436,734	1,451,623
Other consumer	914,587	913,446
Total consumer loans	2,833,072	2,852,341
Total loans	$30,428,067	$29,699,208

Total loans include net unearned discounts and deferred loan fees of $76.4 million at March 31, 2020 and net unearned premiums and deferred loan costs of $12.6 million at December 31, 2019. Net unearned discounts and deferred loan fees at March 31, 2020 include the non-credit discount on PCD loans.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $87.3 million and $86.3 million at March 31, 2020 and December 31, 2019, respectively, and is presented separately in the consolidated statements of financial condition.

Valley transferred and sold approximately $30.0 million and $100.0 million of residential mortgage loans from the loan portfolio to loans held for sale during the three months ended March 31, 2020 and 2019, respectively. Excluding the loan transfers, there were no sales of loans from the held for investment portfolio during the three months ended March 31, 2020 and 2019.

Credit Risk Management

For all of its loan types, Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk appetite. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by the Credit Committee. A reporting system supplements the management review process by providing management with frequent reports concerning loan production, loan quality, internal loan classification, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by Valley to manage its risk across business sectors and through cyclical economic circumstances. See Valley’s Annual Report on Form 10-K for the year ended December 31, 2019 for further details.

Credit Quality

Loans are deemed to be past due when the contractually required principal and interest payments have not been received as they become due. Loans are placed on non-accrual status generally, when they become 90 days past due and the full and timely collection of principal and interest becomes uncertain. When a loan is placed on non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Cash collections from non-accrual loans are generally applied against principal, and no interest income is recognized on these loans until the principal balance has been determined to be fully collectible.

A loan in which the borrowers’ obligation has not been released in bankruptcy courts may be restored to an accruing basis when it becomes well secured and is in the process of collection, or all past due amounts become current under the loan agreement and collectability is no longer doubtful.

The following table presents past due, current and non-accrual loans without an allowance of for credit losses by loan portfolio class (including PCD loans) at March 31, 2020.

	Past Due and Non-Accrual Loans
	30-59 Days or More Past Due Loans	60-89 Days or More Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Credit Losses
	(in thousands)
March 31, 2020
Commercial and industrial	$9,780	$7,624	$4,049	$132,622	$154,075	$4,844,656	$4,998,731	$17,149
Commercial real estate:
Commercial real estate	41,664	15,963	161	41,616	99,404	16,290,832	16,390,236	37,865
Construction	7,119	49	—	2,972	10,140	1,716,906	1,727,046	2,839
Total commercial real estate loans	48,783	16,012	161	44,588	109,544	18,007,738	18,117,282	40,704
Residential mortgage	38,965	9,307	1,798	24,625	74,695	4,404,287	4,478,982	9,834
Consumer loans:
Home equity	2,625	509	—	3,845	6,979	474,772	481,751	131
Automobile	13,447	1,756	626	250	16,079	1,420,655	1,436,734	—
Other consumer	3,436	44	466	—	3,946	910,641	914,587	—
Total consumer loans	19,508	2,309	1,092	4,095	27,004	2,806,068	2,833,072	131
Total	$117,036	$35,252	$7,100	$205,930	$365,318	$30,062,749	$30,428,067	$67,818

The following table presents past due, non-accrual and current loans by loan portfolio class at December 31, 2019. At December 31, 2019, purchased credit-impaired (PCI) loans were excluded from past due and non-accrual loans reported because they continued to earn interest income from the accretable yield at the pool level. The PCI loan pools are accounted for as PCD loans (on a loan level basis with a related allowance for credit losses) under the CECL standard adopted at January 1, 2020 and reported in the past due loans and non-accrual loans in the tables above at March 31, 2020.

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days or More Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	PCI Loans
	(in thousands)
December 31, 2019
Commercial and industrial	$11,700	$2,227	$3,986	$68,636	$86,549	$4,057,434	$682,014
Commercial real estate:
Commercial real estate	2,560	4,026	579	9,004	16,169	10,886,724	5,093,848
Construction	1,486	1,343	—	356	3,185	1,492,532	151,301
Total commercial real estate loans	4,046	5,369	579	9,360	19,354	12,379,256	5,245,149
Residential mortgage	17,143	4,192	2,042	12,858	36,235	3,760,707	580,169
Consumer loans:
Home equity	1,051	80	—	1,646	2,777	373,243	111,252
Automobile	11,482	1,581	681	334	14,078	1,437,274	271
Other consumer	1,171	866	30	224	2,291	900,411	10,744
Total consumer loans	13,704	2,527	711	2,204	19,146	2,710,928	122,267
Total	$46,593	$14,315	$7,318	$93,058	$161,284	$22,908,325	$6,629,599

Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as "Pass," "Special Mention," "Substandard," "Doubtful," and "Loss." Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that Valley will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses, and, therefore, not presented in the table below. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories but pose weaknesses that deserve management’s close attention are deemed Special Mention. Loans rated as Pass do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.

The following table presents the internal loan classification risk by loan portfolio class by origination year (including PCD loans) based on the most recent analysis performed at March 31, 2020:

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$251,561	$800,674	$677,111	$331,265	$220,022	$490,587	$1,955,270	$515	$4,727,005
Special Mention	—	11,167	1,614	11,201	11,587	15,016	59,157	102	109,844
Substandard	3,320	10,870	3,325	1,786	4,832	6,252	18,684	87	49,156
Doubtful	—	5,219	705	17,953	2,637	86,212	—	—	112,726
Total commercial and industrial	$254,881	$827,930	$682,755	$362,205	$239,078	$598,067	$2,033,111	$704	$4,998,731
Commercial real estate
Risk Rating:
Pass	$1,037,404	$3,269,940	$2,611,108	$2,133,369	$2,041,513	$4,794,614	$217,403	$12,237	$16,117,588
Special Mention	872	22,694	1,748	25,324	23,603	75,769	3,250	—	153,260
Substandard	3,855	4,909	12,473	12,288	10,947	73,855	—	—	118,327
Doubtful	—	—	—	838	—	223	—	—	1,061
Total commercial real estate	$1,042,131	$3,297,543	$2,625,329	$2,171,819	$2,076,063	$4,944,461	$220,653	$12,237	$16,390,236
Construction
Risk Rating:
Pass	$49,866	$157,375	$179,300	$52,820	$66,550	$57,236	$1,144,877	$—	$1,708,024
Special Mention	—	—	—	—	7,740	96	—	—	7,836
Substandard	—	42	—	8,359	2,422	363	—	—	11,186
Total construction	$49,866	$157,417	$179,300	$61,179	$76,712	$57,695	$1,144,877	$—	$1,727,046

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in those loan classes (including PCD loans) based on payment activity by origination year as of March 31, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$233,209	$877,519	$942,127	$752,209	$450,980	$1,160,244	$46,312	$—	$4,462,600
90 days or more past due	—	519	201	2,612	3,908	9,142	—	—	16,382
Total residential mortgage	$233,209	$878,038	$942,328	$754,821	$454,888	$1,169,386	$46,312	$—	$4,478,982
Consumer loans
Home equity
Performing	$1,017	$1,851	$3,621	$9,999	$2,492	$21,668	$384,208	$55,710	$480,566
90 days or more past due	—	—	—	—	—	72	297	816	1,185
Total home equity	1,017	1,851	3,621	9,999	2,492	21,740	384,505	56,526	481,751
Automobile
Performing	120,779	556,072	363,005	220,424	86,715	88,776	—	—	1,435,771
90 days or more past due	—	170	320	275	79	119	—	—	963
Total automobile	120,779	556,242	363,325	220,699	86,794	88,895	—	—	1,436,734
Other Consumer
Performing	7,549	6,845	14,415	1,332	1,382	3,663	878,495	—	913,681
90 days or more past due	—	—	—	—	—	—	906	—	906
Total other consumer	7,549	6,845	14,415	1,332	1,382	3,663	879,401	—	914,587
Total Consumer	$129,345	$564,938	$381,361	$232,030	$90,668	$114,298	$1,263,906	$56,526	$2,833,072

The following table presents the credit exposure by internally assigned risk rating by class of loans (excluding PCI loans) based on the most recent analysis performed at December 31, 2019:

Credit exposure— by internally assigned risk rating		Special			Total Non-PCI
	Pass	Mention	Substandard	Doubtful	Loans
	(in thousands)
December 31, 2019
Commercial and industrial	$3,982,453	$33,718	$66,511	$61,301	$4,143,983
Commercial real estate	10,781,587	77,884	42,560	862	10,902,893
Construction	1,487,877	7,486	354	—	1,495,717
Total	$16,251,917	$119,088	$109,425	$62,163	$16,542,593

For residential mortgages, automobile, home equity and other consumer loan portfolio classes (excluding PCI loans), Valley also evaluates credit quality based on the aging status of the loan, which is presented above, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2019:

Credit exposure— by payment activity	Performing Loans	Non-Performing Loans	Total Non-PCI Loans
	(in thousands)
December 31, 2019
Residential mortgage	$3,784,084	$12,858	$3,796,942
Home equity	374,374	$1,646	376,020
Automobile	1,451,018	$334	1,451,352
Other consumer	902,478	$224	902,702
Total	$6,511,954	$15,062	$6,527,016

The following table summarizes information pertaining to loans that were identified as PCI loans by class based on individual loan payment activity as of December 31, 2019:

Credit exposure—	Performing	Non-Performing	Total
by payment activity	Loans	Loans	PCI Loans
	(in thousands)
December 31, 2019
Commercial and industrial	$653,997	$28,017	$682,014
Commercial real estate	5,065,388	28,460	5,093,848
Construction	148,692	2,609	151,301
Residential mortgage	571,006	9,163	580,169
Consumer	120,356	1,911	122,267
Total	$6,559,439	$70,160	$6,629,599

Troubled debt restructured loans. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan (TDR). At the adoption of ASU 2016-13, Valley was not required to reassess whether modifications to individual PCI loans prior to January 1, 2020 met the TDR loan criteria.
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
Performing TDRs (not reported as non-accrual loans) totaled $48.0 million and $73.0 million as of March 31, 2020 and December 31, 2019, respectively. Non-performing TDRs totaled $89.1 million and $65.1 million as of March 31, 2020 and December 31, 2019, respectively.

The following table presents the pre- and post-modification amortized cost of loans by loan class modified as TDRs (excluding PCI loans prior to the adoption of ASU 2016-13) during the three months ended March 31, 2020 and 2019. Post-modification amounts are presented as of March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020			2019
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount
	($ in thousands)
Commercial and industrial	16	$13,144	$12,630	36	$23,553	$23,241
Commercial real estate:
Commercial real estate	1	3,863	3,855	1	1,597	1,597
Total commercial real estate	1	3,863	3,855	1	1,597	1,597
Total	17	$17,007	$16,485	37	$25,150	$24,838

The total TDRs presented in the above table had allocated reserves for loan losses of $7.9 million and $7.9 million at March 31, 2020 and 2019, respectively. There were $791 thousand and $913 thousand of partial charge-offs related to TDRs for the three months ended March 31, 2020 and 2019, respectively. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the three months ended March 31, 2020 and 2019.

Loans modified as TDRs (excluding PCI loan modifications prior to the adoption of ASU 2016-13) within the previous 12 months and for which there was a payment default (90 or more days past due) for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	—	$—	10	$8,626
Residential mortgage	1	154	5	702
Consumer	—	—	1	18
Total	1	$154	16	$9,346

In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. These modifications complied with the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. Generally, the modification terms allow for a deferral of payments for 90 days, which Valley may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. As of March 31, 2020, Valley granted temporary modifications on approximately 2,100 loans, resulting in an immaterial amount of deferred interest payments for the first quarter 2020. Under the applicable guidance, none of these loans were considered TDRs as of March 31, 2020.
Loans in Process of Foreclosure. Other real estate owned (OREO) totaled $10.2 million and $9.4 million at March 31, 2020 and December 31, 2019, respectively. OREO included foreclosed residential real estate properties totaling $2.6 million and $2.1 million at March 31, 2020 and December 31, 2019, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.8 million and $2.8 million at March 31, 2020 and December 31, 2019, respectively.

Allowance for Credit Losses for Loans
At March 31, 2020, the allowance for credit losses for loans consisted of (1) the allowance for loan losses and (2) the allowance for unfunded credit commitments under the new CECL standard adopted on January 1, 2020. Prior periods reflect the allowance for credit losses for loans under the incurred loss model.
The following table summarizes the allowance for credit losses for loans at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$283,342	$161,759
Allowance for unfunded credit commitments	10,019	2,845
Total allowance for credit losses for loans	$293,361	$164,604

The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$33,851	$7,856
Provision for unfunded credit commitments	73	144
Total provision for credit losses for loans	$33,924	$8,000

Allowance for Loan Losses

The allowance for loan losses is a valuation account that is deducted from loans' amortized cost basis to present the net amount expected to be collected on loans. Valley's methodology to establish the allowance for loan losses has two basic components: (1) a collective (pooled) reserve component for estimated lifetime expected credit losses for pools of loans that share similar risk characteristics and (2) an individual reserve component for loans that do not share risk characteristics.

Reserves for loans that share common risk characteristics. In estimating the component of the allowance on a collective basis, Valley uses a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics. The metrics are based on the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool, and the severity of loss, based on the aggregate net lifetime losses incurred. The model's expected losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) lending policies and procedures, (ii) current business conditions and economic developments that affect the loan collectability, (iii) concentration risks by size, type, and geography, new markets, (iv) the volume and migration of loans to non-performing status, and (v) the effect of external factors such as legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

Valley utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan. The forecasts consist of a multi-scenario economic forecast model to estimate future credit losses that is governed by a cross-functional committee. The committee meets each quarter to determine which economic scenarios developed by Moody's will be incorporated into the model, as well as the relative probability weightings of the selected scenarios, based upon all readily available information. The model projects economic variables under each scenario based on detailed statistical analyses. Valley has identified and selected key variables that most closely correlated to our historical credit performance, which include: GDP, unemployment and the Case-Shiller Home Price Index.

Reserves for loans that that do not share risk characteristics. Valley measures specific reserves for individual loan that do not share common risk characteristics with other loans, consisting of collateral dependent, TDR, and expected TDR loans, based on the amount of lifetime expected credit losses calculated on those loans and charge-offs of those amounts determined to be uncollectible. Factors considered by Valley in measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as the allowance for credit losses. The effective interest rate used to discount expected cash flows is adjusted to incorporate expected prepayments, if applicable.

When Valley determines that foreclosure is probable, collateral dependent loan balances are written down to the estimated current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. Valley elected a practical expedient to use the estimated current fair value (less estimated selling costs) of the collateral to measure expected credit losses on collateral dependent loans when foreclosure is not probable.
The following table presents collateral dependent loans by class as of March 31, 2020:

March 31, 2020
(in thousands)
Commercial and industrial	$118,988
Commercial real estate:
Commercial real estate	49,225
Construction	2,839
Total commercial real estate loans	52,064
Residential mortgage	9,941
Home equity	1,013
Total	$182,006

Commercial and industrial loans are primarily collateralized by taxi medallions in the table above. Commercial real estate loans are collateralized by real estate and construction loans are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Residential and home equity loans are collateralized by residential real estate.

Allowance for Unfunded Credit Commitments

The allowance for unfunded credit commitments generally consists of undisbursed non-cancellable lines of credit, new loan commitments and commercial letters of credit valued using a similar methodology as used for loans. Management's estimate of expected losses inherent in these off-balance sheet credit exposures also incorporates estimated usage factors over the commitment's contractual period or an expected pull-through rate for new loan commitments. The allowance for unfunded credit commitments totaling $10.0 million at March 31, 2020 is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

The following table details the activity in the allowance for loan losses by loan portfolio segment for three months ended March 31, 2020 and 2019:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended March 31, 2020
Allowance for loan losses:
Beginning balance	$104,059	$45,673	$5,060	$6,967	$161,759
Impact of ASU 2016-13 adoption*	15,169	49,797	20,575	6,990	92,531
Loans charged-off	(3,360)	(44)	(336)	(2,565)	(6,305)
Charged-off loans recovered	569	93	50	794	1,506
Net (charge-offs) recoveries	(2,791)	49	(286)	(1,771)	(4,799)
Provision for loan losses	11,000	16,066	4,107	2,678	33,851
Ending balance	$127,437	$111,585	$29,456	$14,864	$283,342
Three Months Ended March 31, 2019
Allowance for losses:
Beginning balance	$90,956	$49,650	$5,041	$6,212	$151,859
Loans charged-off	(4,282)	—	(2,028)	(15)	(6,325)
Charged-off loans recovered	483	21	1	486	991
Net (charge-offs) recoveries	(3,799)	21	(2,027)	471	(5,334)
Provision for loan losses	7,473	(1,909)	2,125	167	7,856
Ending balance	$94,630	$47,762	$5,139	$6,850	$154,381

*	Includes a $61.6 million reclassification adjustment representing the estimated expected credit losses for PCD loans.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at March 31, 2020 and December 31, 2019.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
March 31, 2020
Allowance for loan losses:
Individually evaluated for credit losses	$58,209	$1,383	$427	$413	$60,432
Collectively evaluated for credit losses	69,228	110,202	29,029	14,451	222,910
Total	$127,437	$111,585	$29,456	$14,864	$283,342
Loans:
Individually evaluated for credit losses	$127,776	$76,239	$16,798	$3,315	$224,128
Collectively evaluated for credit losses	4,870,955	18,041,043	4,462,184	2,829,757	30,203,939
Total	$4,998,731	$18,117,282	$4,478,982	$2,833,072	$30,428,067
December 31, 2019
Allowance for loan losses:
Individually evaluated for credit losses	$36,662	$1,338	$518	$58	$38,576
Collectively evaluated for credit losses	67,397	44,335	4,542	6,909	123,183
Total	$104,059	$45,673	$5,060	$6,967	$161,759
Loans:
Individually evaluated for credit losses	$100,860	$51,242	$10,689	$853	$163,644
Collectively evaluated for credit losses	4,043,123	12,347,368	3,786,253	2,729,221	22,905,965
Loans acquired with discounts related to credit quality	682,014	5,245,149	580,169	122,267	6,629,599
Total	$4,825,997	$17,643,759	$4,377,111	$2,852,341	$29,699,208

Impaired loans. Impaired loans disclosures presented below as of December 31, 2019 represent requirements prior to the adoption of ASU No. 2016-13 on January 1, 2020. Impaired loans, consisting of non-accrual commercial and industrial loans, commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructurings, were individually evaluated for impairment. PCI loans were not classified as impaired loans because they are accounted for on a pool basis.

The following table presents information about impaired loans by loan portfolio class at December 31, 2019:

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

Purchased Credit-Impaired Loans

The table below includes disclosure requirements prior to the adoption of ASU No. 2016-13 on January 1, 2020, and presents the changes in the accretable yield for PCI loans during the three months ended March 31, 2019:

Three Months Ended March 31, 2019
(in thousands)
Balance, beginning of period	$875,958
Accretion	(53,492)
Net increase in expected cash flows	68,305
Balance, end of period	$890,771

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2019	$21,218	$306,572	$825,767	$220,068	$1,373,625
Goodwill from business combinations	—	121	1,654	9	1,784
Balance at March 31, 2020	$21,218	$306,693	$827,421	$220,077	$1,375,409

*	Valley’s Wealth Management Division is comprised of trust, asset management and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

At December 31, 2019 goodwill set forth in the table above relates to the Oritani acquisition during the fourth quarter of 2019. During the three months ended March 31, 2020, Valley recorded additional goodwill related to Oritani, reflecting the effect of the combined adjustments to the fair value of certain loans and deferred tax assets as of the acquisition date. Certain estimates for acquired assets and assumed liabilities are subject to change for up to one year after the acquisition date. See Note 2 for details.

During the three months ended March 31, 2020, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill during the three months ended March 31, 2020 and 2019.

The following table summarizes other intangible assets as of March 31, 2020 and December 31, 2019:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
March 31, 2020
Loan servicing rights	$96,211	$(72,021)	$(156)	$24,034
Core deposits	101,160	(43,764)	—	57,396
Other	3,945	(2,689)	—	1,256
Total other intangible assets	$201,316	$(118,474)	$(156)	$82,686
December 31, 2019
Loan servicing rights	$94,827	$(70,095)	$(47)	$24,685
Core deposits	101,160	(40,384)	—	60,776
Other	3,945	(2,634)	—	1,311
Total other intangible assets	$199,932	$(113,113)	$(47)	$86,772

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. See the “Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis” section of Note 6 for additional information regarding the fair valuation and impairment of loan servicing rights.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 8.9 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 7.6 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three months ended March 31, 2020 and 2019.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2020 through 2024:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2020	$3,558	$9,983	$165
2021	3,935	11,607	206
2022	3,180	9,876	191
2023	2,575	8,146	131
2024	2,083	6,537	117

Valley recognized amortization expense on other intangible assets, including net impairment (or recovery of impairment) charges on loan servicing rights, totaling approximately $5.5 million and $4.3 million for the three months ended March 31, 2020 and 2019, respectively.

Note 10. Borrowed Funds

Short-Term Borrowings

Short-term borrowings at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
FHLB advances	$1,510,000	$940,000
Federal funds purchased	457,000	—
Securities sold under agreements to repurchase	128,655	153,280
Total short-term borrowings	$2,095,655	$1,093,280

The contractual weighted average interest rate for short-term borrowings was 0.53 percent and 1.68 percent at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, short-term FHLB advances totaling $600 million were hedged with cash flow interest rate swaps during the first quarter 2020. See Note 12 for additional details.

Long-Term Borrowings

Long-term borrowings at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
FHLB advances, net (1)	$2,163,754	$1,480,012
Securities sold under agreements to repurchase	350,000	350,000
Subordinated debt, net (2)	291,857	292,414
Other	28	—
Total long-term borrowings	$2,805,639	$2,122,426

(1)
FHLB advances are presented net of unamortized prepayment penalties and other purchase accounting adjustments totaling $2.0 million and $2.8 million at March 31, 2020 and December 31, 2019, respectively.

(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $1.1 million and $1.2 million at March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020, Valley obtained $723 million of new long-term FHLB advances with maturities between three and five years at a combined weighted average rate of approximately 1.89 percent.
The long-term FHLB advances had a weighted average interest rate of 2.13 percent and 2.23 percent at March 31, 2020 and December 31, 2019, respectively.

FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at March 31, 2020 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2020	$41,290
2021	994,769
2022	121,420
2023	428,164
2024	300,000
Thereafter	280,078
Total long-term FHLB advances	$2,165,721

There are no FHLB advances with scheduled repayments in years 2020 and thereafter, reported in the table above, which are callable for early redemption by the FHLB during 2020.
Note 11. Stock–Based Compensation
Valley currently has one active employee stock plan, the 2016 Long-Term Stock Incentive Plan (the “2016 Stock Plan”), adopted by Valley’s Board of Directors on January 29, 2016 and approved by its shareholders on April 28, 2016. The 2016 Stock Plan is administered by the Compensation and Human Resources Committee (the "Committee") appointed by Valley's Board of Directors. The Committee can grant awards to officers and key employees of Valley. The primary purpose of the 2016 Stock Plan is to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business.
Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors (for acting in their roles as board members). As of March 31, 2020, 2.5 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.
Restricted Stock Units (RSUs). Valley granted 1.0 million and 734 thousand of time-based RSUs during the three months ended March 31, 2020 and 2019, respectively. Generally, time-based RSUs vest ratably one-third each year over a three-year vesting period. The average grant date fair value of the RSUs granted during the three months ended March 31, 2020 and 2019 was $10.79 per share and $10.42 per share, respectively.
Valley granted 589 thousand and 532 thousand of performance-based RSUs to certain executive officers for the three months ended March 31, 2020 and 2019, respectively. The performance-based RSU awards include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share plus dividends and RSUs with vesting conditions based upon Valley's total shareholder return as compared to our peer group. The RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date or forfeited if the performance conditions are not met. The grant date fair value of the RSUs granted during the three months ended March 31, 2020 and 2019 was $10.82 per share and $10.43 per share, respectively.

Valley recorded total stock-based compensation expense of $4.0 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of March 31, 2020, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $29.1 million and will be recognized over an average remaining vesting period of 2.19 years.
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

During the three months ended March 31, 2020, Valley entered into new interest rate swap agreements designated as cash flow hedges with a total notional amount of $600 million. The swaps are intended to hedge the changes in cash flows associated with certain FHLB advances. Valley is required to pay fixed-rates of interest ranging from 0.46 percent to 0.63 percent and receives variable rates of interest that reset quarterly based on three-month LIBOR. Expiration dates for the swaps range from September 2021 to March 2022.

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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At March 31, 2020, Valley had 24 credit swaps with an aggregate notional amount of $151.4 million related to risk participation agreements.

At March 31, 2020, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	March 31, 2020			December 31, 2019
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$2,493	$730,000	$—	$1,484	$180,000
Fair value hedge interest rate swaps	—	218	7,215	—	229	7,281
Total derivatives designated as hedging instruments	$—	$2,711	$737,215	$—	$1,713	$187,281
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$436,497	$157,683	$5,226,704	$158,382	$42,020	$4,113,106
Mortgage banking derivatives	1,686	2,976	380,116	150	193	142,760
Total derivatives not designated as hedging instruments	$438,183	$160,659	$5,606,820	$158,532	$42,213	$4,255,866

The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments. As a result, the fair value of the designated cash flow interest rate swaps assets and designated and non-designated interest rate swaps liabilities were offset by variation margins posted by (with) the applicable counterparties and reported in the table above on a net basis at March 31, 2020 and December 31, 2019.
Losses included in the consolidated statements of income and other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(615)	$(290)
Amount of loss recognized in other comprehensive income	(1,480)	(550)

The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $4.3 million and $3.7 million at March 31, 2020 and December 31, 2019, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $2.2 million will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Derivative - interest rate swaps:
Interest income	$11	$24
Hedged item - loans:
Interest income	$(11)	$(24)

The following table presents the hedged items related to interest rate derivatives designated as hedges of fair value and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at March 31, 2020 and December 31, 2019.

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in thousands)
Loans	$7,433	$7,510	$218	$229

The net losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$89	$410

Fee income related to non-designated hedge derivative interest rate swaps (not designated as hedging instruments) executed with commercial loan customers totaled $14.2 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively, and was included in other non-interest income.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of March 31, 2020, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of March 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $43.1 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
Note 13. Balance Sheet Offsetting
Certain financial instruments, including interest rate swap derivatives and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of March 31, 2020 and December 31, 2019.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral		Net Amount
	(in thousands)
March 31, 2020
Assets:
Interest rate swaps	$436,497	$—	$436,497	$—	$—		$436,497
Liabilities:
Interest rate swaps	$160,394	$—	$160,394	$—	$(42,831)		$117,563
Repurchase agreements	350,000	—	350,000	—	(350,000)	*	—
Total	$510,394	$—	$510,394	$—	$(392,831)		$117,563
December 31, 2019
Assets:
Interest rate swaps	$158,382	$—	$158,382	$(118)	$—		$158,264
Liabilities:
Interest rate swaps	$43,733	$—	$43,733	$(118)	$(16,881)		$26,734
Repurchase agreements	350,000	—	350,000	—	(350,000)	*	—
Total	$393,733	$—	$393,733	$(118)	$(366,881)		$26,734

*	Represents the fair value of non-cash pledged investment securities.
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

Valley’s tax credit investments are carried in other assets on the consolidated statements of financial condition. Valley’s unfunded capital and other commitments related to the tax credit investments are carried in accrued expenses and other liabilities on the consolidated statements of financial condition. Valley recognizes amortization of tax credit investments, including impairment losses, within non-interest expense in the consolidated statements of income using the equity method of accounting. After initial measurement, the carrying amounts of tax credit investments with non-readily determinable fair values are increased to reflect Valley's share of income of the investee and are reduced to reflect its share of losses of the investee, dividends received and impairments, if applicable.

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$24,077	$25,049
Other tax credit investments, net	53,912	59,081
Total tax credit investments, net	$77,989	$84,130
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,440	$1,539
Unfunded other tax credit commitments	1,139	1,139
Total unfunded tax credit commitments	$2,579	$2,678

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,234	$1,713
Other tax credit investment credits and tax benefits	1,300	2,803
Total reduction in income tax expense	$2,534	$4,516
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$554	$673
Affordable housing tax credit investment impairment losses	418	730
Other tax credit investment losses	544	987
Other tax credit investment impairment losses	1,712	4,783
Total amortization of tax credit investments recorded in non-interest expense	$3,228	$7,173

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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations, including the potential effects of the COVID-19 pandemic on our businesses and financial results and conditions. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “will,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements , include, but are not limited to:

•	the impact of COVID-19 on the U.S. and the global economies, including business disruptions, reductions in employment and an increase in business failures, specifically among our clients;

•	the impact of COVID-19 on our employees and our ability to provide services to our clients and respond to their needs;

•
potential judgments, claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory and government actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic or as a result of our action in response to, or failure to implement or effectively implement, federal, state and local laws, rules or executive orders requiring that we grant forbearances or not act to collect our loans;

•
the impact of forbearances or deferrals we are required or agree to as a result of customer requests and/or government actions, including, but not limited to our potential inability to recover fully deferred payments from the borrower or the collateral;

•
damage verdicts or settlements or restrictions related to existing or potential class action litigation or individual litigation arising from claims of violations of laws or regulations, contractual claims, breach of fiduciary responsibility, negligence, fraud, environmental laws, patent or trademark infringement, employment related claims, and other matters;

•	a prolonged downturn in the economy, mainly in New Jersey, New York, Florida and Alabama, as well as an unexpected decline in commercial real estate values within our market areas;

•	the inability to realize expected cost savings and synergies from the Oritani merger in amounts or in the timeframe anticipated;

•	the inability to retain Oritani customers;

•	higher or lower than expected income tax expense or tax rates, including increases or decreases resulting from changes in uncertain tax position liabilities, tax laws, regulations and case law;

•	the inability to grow customer deposits to keep pace with loan growth;

•	a material change in our allowance for credit losses under CECL due to forecasted economic conditions and/or unexpected credit deterioration in our loan and investment portfolios;

•	the need to supplement debt or equity capital to maintain or exceed internal capital thresholds;

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

•
results of examinations by the Office of the Comptroller of the Currency (OCC), the Federal Reserve Bank (FRB), the Consumer Financial Protection Bureau (CFPB) and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;

•
our inability or determination not to pay dividends at current levels, or at all, because of inadequate earnings, regulatory restrictions or limitations, changes in our capital requirements or a decision to increase capital by retaining more earnings;

•
unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, the COVID-19 pandemic or other external events;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors; and

•	the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships.

A detailed discussion of factors that could affect our results is included in our SEC filings, including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of this report.
Critical Accounting Policies and Estimates

At March 31, 2020, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.

Determining the allowance for loan losses has historically been identified as a critical accounting estimate. On January 1, 2020, we adopted new accounting guidance which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans, unfunded credit commitments and held to maturity debt securities measured at amortized cost. Previously, an allowance for credit losses on loans was recognized based on probable incurred losses. See Notes 5, 7 and 8 to the consolidated financial statements for further discussion of our accounting policies and methodologies for establishing the allowance for credit losses.

The accounting estimates relating to the allowance for credit losses remains a "critical accounting estimate" for the following reasons:

•	Changes in the provision for credit losses can materially affect our financial results;

•
Estimates relating to the allowance for credit losses require us to project future borrower performance, delinquencies and charge-offs, along with, when applicable, collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate probability of default and loss given default;

•
The allowance for credit losses is influenced by factors outside of our control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions such as trends in housing prices, interest rates, gross domestic product (GDP), inflation, energy prices and unemployment; and

•
Judgment is required to determine whether the models used to generate the allowance for credit losses produce an estimate that is sufficient to encompass the current view of lifetime expected credit losses.

Our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Changes in such estimates could significantly impact our allowance and provision for credit losses. Accordingly, our actual credit loss experience may not be in line with our expectations.

As discussed further in the "Allowance for Credit Losses" section in this MD&A, we incorporated a multi-scenario economic forecast for estimating lifetime expected credit losses at March 31, 2020. As a result of the deterioration in economic conditions caused by the COVID-19 pandemic during the first quarter of 2020 and the related increase in economic uncertainty, we increased our probability weighting for the most severe economic scenario. As a result, approximately 50 percent of the provision of credit losses for loans totaling $33.9 million for the first quarter 2020 reflected the impact of the adverse economic forecast within Valley's lifetime expected credit loss estimate.

Details regarding our critical accounting policies for goodwill and other intangible assets, and income taxes are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2019.
New Authoritative Accounting Guidance

See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At March 31, 2020, Valley had consolidated total assets of approximately $39.1 billion, total net loans of $30.1 billion, total deposits of $29.0 billion and total shareholders’ equity of $4.4 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, Florida and Alabama. Of our current 235 branch network, 59 percent, 16 percent, 18 percent and 7 percent of the branches are in New Jersey, New York, Florida and Alabama, respectively. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years primarily through bank acquisitions, including our acquisition of Oritani Financial Corp. (Oritani) on December 1, 2019. See Note 2 to the consolidated financial statements for more information regarding the Oritani acquisition.

Impact of COVID-19. In March 2020, the outbreak of the novel Coronavirus Disease 2019 (COVID-19) was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (PPP), a $349 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. Valley National Bank is a certified Small Business Administration (SBA) lender and has dedicated significant additional staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under program, obtain SBA approval and receive funding as quickly as possible. During April 2020, Valley facilitated $1.6 billion of SBA assistance to its customers through this program's initial loan submission period ending on April 16, 2020.

On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (Enhancement Act) was signed into law by President Donald Trump to address the continuing economic issues created by the COVID-19 pandemic. The Enhancement Act supplements the Paycheck Protection Program enacted on March 27, 2020, and provides additional funding of $321 billion for small-business loans, as well as other additional funding for health care providers and COVID-19 testing. As of May 6, 2020, Valley facilitated approximately $650 million of SBA assistance to its customers as part of this second round of program funding.

In order to safeguard the health and wellness of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including temporary closure of certain offices, restricting employee travel and directing employees to work remotely whenever possible. We also implemented our business continuity plans to the extent necessary. Over 90 percent of our non-branch employees are currently working remotely. We have temporarily closed 36 percent of our branches and all other branches offer only restricted drive-up service or lobby service by appointment. In an effort to support our employees through our extended benefits program, we paid $1.8 million in bonuses to our hourly employees; provided 80 hours of additional paid time for quarantine and sick time, as well as 24 additional hours for childcare arrangements; and will provide full coverage of COVID-related medical costs for covered employees and their families.

In response to the COVID-19 pandemic, we have also entered into short-term loan modifications to provide temporary payment relief requested by certain qualifying borrowers. Generally, our forbearance agreements allow for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative basis. As of March 31, 2020, we have granted temporary modifications on approximately 2,100 loans, resulting in an immaterial amount of deferred interest payments for the first quarter 2020. Through May 6, 2020, and including the deferred loans as of March 31, 2020, we have processed approximately 4,300 consumer payment deferral requests, including approximately 850 related to residential mortgage loans. In addition, Valley has processed payment deferral requests for approximately 1,250 mortgage loans serviced for others. From a commercial customer perspective, Valley has processed approximately 3,100 payment deferral requests.

Significant uncertainties as to future economic conditions exist, and we have taken purposeful actions in response, including heightened levels of balance sheet liquidity as of March 31, 2020. Additionally, the economic pressures, coupled with the implementation of an expected loss methodology for determining our provision for credit losses as required by CECL have contributed to an increased provision for credit losses for the first quarter 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act, Enhancement Act and other government stimulus or Federal Reserve actions; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.

Branch Transformation. As previously disclosed, Valley has embarked on a strategy to overhaul its retail network. Over one year ago, we established the foundation of what the transformation of our branch network would look like in coming years. At that time, we identified 74 branches that did not meet certain internal performance measures, including 20 branches that were closed and consolidated by the end of the first quarter 2019. For the remaining 54 branches, we implemented tailored action plans focused on improving profitability and deposit levels, as well as upgrades in staffing and training, within a defined timeline. During March 2020, we permanently closed an additional 3 branches located in New Jersey. We currently expect to permanently close 7 branches during the remainder of 2020. For the remaining branch network, we continue to monitor the operating performance of each branch and implement tailored action plans focused on improving profitability and deposit levels for those branches that underperform. At this time, we plan to reopen all branches temporarily closed due to the impact of the COVID-19 pandemic.
Quarterly Results. Net income for the first quarter 2020 was $87.3 million, or $0.21 per diluted common share, compared to $113.3 million, or $0.33 per diluted common share, for the first quarter 2019. The $26.1 million decrease in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $66.3 million decrease in non-interest income due to a $78.5 million gain on the sale (and leaseback) recognized during the first quarter 2019, (ii) a $26.7 million increase in our provision for credit losses for loans due to the CECL adoption and the impact of the COVID-19 pandemic on the model results and (iii) a $7.9 million increase in non-interest expense, partially offset by (iv) a $46.7 million increase in net interest income caused by higher average loan balances driven by strong organic loan growth over the last 12 months and loans acquired from Oritani, and (v) a $28.1 million decrease in income tax expense largely due to lower pre-tax income. See the “Net Interest Income”, “Non-Interest Income”, “Non-Interest Expense”, and “Income Taxes” sections below for more details on the items above impacting our first quarter 2020 results, as well as other items discussed elsewhere in this MD&A, for more details on the impact of the items above on our first quarter 2020 results.
Operating Environment. During the first quarter 2020, real GDP contracted by 4.8 percent, as compared to an expansion of 2.1 percent in the fourth quarter 2019. The contraction was across many sectors of the U.S. economy as firms reduced their capital investments and pulled back from their other normal purchasing volumes due to business closures and interrupted supply chains. Additionally, households have been adversely impacted by sharply rising rates of layoffs and temporary furloughs and have also experienced severe restrictions on their movements outside their homes, due to state and local government emergency orders. The U.S. Congressional Budget Office (CBO) predicts that economic activity in the United States as measured by GDP will experience a sharp contraction of 12 percent in the second quarter of 2020, equivalent to an annual rate of decline of 40 percent for the quarter, with the unemployment rate rapidly rising to 14 percent in the second quarter. For fiscal year 2020, the CBO projects the federal budget deficit will be $3.7 trillion with federal debt held by the public projected to be 101 percent of GDP by the end of the fiscal year. Economic activity is expected by many to increase in the third quarter 2020, as concerns about the pandemic diminish and state and local governments ease stay-at-home orders, bans on public gatherings, and other measures restraining economic activity. However, significant challenges in the economy and the labor market are expected to persist for some time.

Beginning in March 2020, the Federal Reserve announced several emergency actions in response to the COVID-19 pandemic. On two separate occasions, the target range was reduced by 50 and 100 basis points at their March 3, 2020 and March 16, 2020 meetings, respectively. The target range for the federal funds rate is currently between zero and 0.25 percent. Additionally, the Federal Reserve initiated several programs to support the flow of credit to households and businesses to promote its employment and price stability goals.

The 10-year U.S. Treasury note yield ended the first quarter at 0.70 percent, 122 basis points lower compared with December 31, 2019. The spread between the 2- and 10-year U.S. Treasury note yields ended the first quarter 2020 at 0.47 percent, 13 basis points higher compared to the end of the fourth quarter 2019 and 33 basis points higher compared to March 31, 2019.

For all commercial banks in the U.S., loans and leases grew approximately 4.9 percent in the first quarter 2020 compared to the previous quarter, largely resulting from balance sheet expansion at larger institutions. For the industry, banks reported increasing demand for commercial and industrial loan products to large and middle market firms compared to the previous quarter. Similarly, demand improved for most commercial real estate loans during the first quarter of 2020. Banks also reported less stringent credit standards for new loans, particularly for loans secured by multifamily residential structures. Valley’s originations increased across most loan categories driven by a strong fourth quarter 2019 pipeline and, in part, by a slight increase in utilization rates on commercial lines of credit. Demand for consumer loans, particularly, residential mortgage loans, was driven by high levels of refinance activity. The outbreak of COVID-19 has adversely impacted general business activity and consumer sentiment. As a result, demand for consumer loans is likely to wane in the second quarter, while an expected decline in new commercial loan activity will be supplemented by a high level of SBA PPP loan originations. However, many of the SBA loans are expected to be forgiven by the SBA and be repaid to Valley within a relatively short period. These factors may continue to challenge our business operations and results, as highlighted throughout the remaining MD&A discussion below.
Loans. Loans increased $728.9 million, or 9.8 percent on an annualized basis to approximately $30.4 billion at March 31, 2020 from December 31, 2019. The increase was mainly due to continued strong quarter over quarter organic growth in commercial real estate and commercial and industrial loans, as well as stronger residential loan volumes during the first quarter 2020. During the first quarter 2020, we originated $148 million of residential mortgage loans for sale rather than held for investment and sold approximately $196 million of loans, including $30.0 million of pre-existing loans from our residential mortgage loan portfolio. Residential mortgage loans held for sale totaled $58.9 million and $76.1 million at March 31, 2020 and December 31, 2019, respectively.
See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Prior to our adoption of the CECL standard on January 1, 2020, our past due loans and non-accrual loans discussed further below excluded loans that were formerly classified as Purchased Credit-Impaired (PCI) loans. Under previous U.S. GAAP, PCI loans (acquired at a discount that is due, in part, to credit quality) were accounted for on a pool basis and were not subject to delinquency classification in the same manner as loans originated by Valley. Under the new CECL standard, Valley's PCI loan pools are accounted for as Purchased Credit Deteriorated (PCD) loans on a loan level basis and, if applicable, reported in our past due and non-accrual loans at March 31, 2020.
Total non-performing assets (NPAs), consisting of non-accrual loans, other real estate owned (OREO), other repossessed assets and non-accrual debt securities increased $116.1 million to $220.5 million at March 31, 2020 as compared to December 31, 2019 largely due to an increase in non-accrual loans. Non-accrual loans increased $112.9 million to $205.9 million at March 31, 2020 as compared to December 31, 2019, largely due to non-accrual PCD loans totaling approximately $74.4 million which are required to be reported as delinquent loans under the CECL accounting guidance effective January 1, 2020. The remaining increase was largely due to additional taxi medallion loans within the commercial and industrial category. Non-accrual loans represented 0.68 percent of total loans at March 31, 2020, as compared to 0.31 percent at December 31, 2019. The increase in this percentage over the prior linked quarter is largely due to the $74.4 million of non-accrual PCD loans reported at March 31, 2020.
Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) increased $91.2 million to $159.4 million, or 0.52 percent of total loans, at March 31, 2020 as compared to $68.2 million, or 0.23 percent of total loans, at December 31, 2019 largely due to an increase in early stage delinquencies in most loan categories. The increase was partly due to a few large commercial real estate loan delinquencies, an uptick in residential mortgage delinquencies and PCD loans past due totaling approximately $18.2 million at March 31, 2020.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the recent downturn in economic conditions impacted by the COVID-19 pandemic and a number of our borrowers performing under short-term forbearance agreements, management cannot provide assurance that our non-performing assets will not increase substantially from the levels reported as of March 31, 2020. See the "Non-Performing Assets" section below for further analysis of our asset quality.
Deposits and Other Borrowings. Our mix of the deposit categories of total average deposits for the first quarter 2020 remained relatively unchanged as compared to the fourth quarter 2019, with a slight shift from time deposits to money market accounts. The higher money market balances were driven by increased depositor balances resulting from the uncertain financial markets, as well as a partial shift to more liquid funds for maturing retail CD customers. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 45 percent and 31 percent of total deposits as of March 31, 2020, respectively. Overall, average deposits increased by $2.0 billion to $28.8 billion for the first quarter 2020 as compared to the fourth quarter 2019 largely due to the $2.9 billion of assumed deposits in the Oritani acquisition on December 1, 2019.
Actual ending balances for deposits decreased $168.8 million to approximately $29.0 billion at March 31, 2020 from December 31, 2019 largely due to a $1.2 billion decrease in time deposits. The decline in time deposits was mostly driven by an $825 million decrease in brokered CDs due to maturities during the first quarter and lower use of such deposits in our liquidity and loan funding management at March 31, 2020. These decreases were partially offset by increases in savings, NOW and money market deposits and non-interest bearing deposits of $741.3 million and $240.7 million at March 31, 2020, respectively from December 31, 2019. Total brokered deposits (consisting of both time and money market deposit accounts) were $3.4 billion at March 31, 2020 as compared to $4.1 billion at December 31, 2019.
Average short-term borrowings decreased $303.2 million to $1.3 billion for the first quarter 2020 as compared to the fourth quarter 2019 largely due to the maturity and repayment of short-term FHLB borrowings. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) increased by $397.4 million to $2.8 billion for the first quarter 2020 as compared to the fourth quarter 2019.
Actual ending balances for short-term borrowings and long-term borrowings increased by $1.0 billion and $683.2 million, to $2.1 billion and $2.8 billion, respectively at March 31, 2020 as compared to December 31, 2019.The increase in both short- and long-term borrowings was primarily driven by our plan to increase our liquidity levels as an abundance of caution in the face of the escalating economic crisis created by the COVID-19 pandemic. As of March 31, 2020, the short-term borrowings mainly consisted of FHLB advances totaling $1.5 billion with weighted interest rates well below 1.0 percent and federal funds purchased totaling $457 million with a weighted average rate of 0.17 percent. Of the $1.5 billion in FHLB advances, $600 million were hedged with cash flow interest rate swaps as part of our interest rate risk management strategies during the first quarter 2020. In addition, during the first quarter 2020 Valley obtained $723 million of new long-term FHLB advances with maturities between three and five years at a combined weighted average rate of approximately 1.89 percent.
Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Return on average assets	0.92%	1.40%
Return on average assets, as adjusted	0.93	0.93

Return on average shareholders’ equity	7.92	13.35
Return on average shareholders’ equity, as adjusted	8.01	8.83

Return on average tangible shareholders’ equity (ROATE)	11.84	20.29
ROATE, as adjusted	11.97	13.42

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

Adjusted net income is computed as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income, as reported	$87,268	$113,330
Add: Losses on securities transactions (net of tax)	29	23
Add: Severance expense (net of tax) (1)	—	3,433
Add: Tax credit investment impairment (net of tax) (2)	—	1,757
Add: Merger related expenses (net of tax) (3)	936	—
Add: Income Tax Expense (4)	—	12,100
Less: Gain on sale-leaseback transaction (net of tax) (5)	—	(55,707)
Net income, as adjusted	$88,233	$74,936

(1)    Severance expense is included in salary and employee benefits expense.
(2)    Impairment is included in the amortization of tax credit investments.

(3)	Merger related expenses are primarily within professional and legal fees, and other non-interest expenses..

(4)	Income tax expense related to reserves for uncertain tax positions.

(5)	The gain on sale leaseback transactions is included in net gains on the sales of assets within other non-interest income.

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Net income, as adjusted	$88,233	$74,936
Average assets	$38,097,364	$32,296,070
Annualized return on average assets, as adjusted	0.93%	0.93%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Net income, as adjusted	$88,233	$74,936
Average shareholders' equity	$4,408,585	$3,394,688
Annualized return on average shareholders' equity, as adjusted	8.01%	8.83%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Net income	$87,268	$113,330
Net income, as adjusted	$88,233	$74,936
Average shareholders’ equity	$4,408,585	$3,394,688
Less: Average goodwill and other intangible assets	1,460,988	1,160,510
Average tangible shareholders’ equity	$2,947,597	$2,234,178
Annualized ROATE	11.84%	20.29%
Annualized ROATE, as adjusted	11.97%	13.42%

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

Net interest income on a tax equivalent basis totaling $266.4 million for the first quarter 2020 increased $46.5 million as compared to the first quarter 2019 and increased $26.8 million as compared to the fourth quarter 2019. The increase as compared to the fourth quarter 2019 was largely due to higher average loan balances and lower costs of interest-bearing liabilities, partly offset by lower yielding loans. Interest income on a tax equivalent basis increased $20.0 million to $364.8 million for the first quarter 2020 as compared to the fourth quarter 2019, mainly due to a $2.0 billion increase in average loans and higher loan discount accretion partially caused by repayments. Interest expense of $98.5 million for the first quarter 2020 decreased $6.8 million as compared to the fourth quarter 2019, largely due to the overall lower cost of funds, partially offset by the interest cost associated with higher average balances of interest-bearing deposits and long-term borrowings. In December 2019, we prepaid $635.0 million of long-term FHLB advances with a combined weighted average interest rate of 3.93 percent.

Average interest earning assets increased $5.1 billion to $34.7 billion for the first quarter 2020 as compared to the first quarter 2019, primarily due to $3.8 billion of interest earning assets acquired from Oritani and strong organic loan growth over the last 12-month period. Compared to the fourth quarter 2019, average interest earning assets increased by $2.3 billion from $32.3 billion due to the Oritani acquisition, continued organic loan growth during the first quarter 2020 and higher average overnight funds and investment securities partly driven by our planned increase in liquidity levels in response to the COVID-19 pandemic. Average loans increased $2.0 billion to $30.0 billion for the first quarter 2020 from the fourth quarter 2019 mainly due to the Oritani acquisition and strong loan growth within the commercial and industrial, commercial real estate and residential loan portfolios.

Average interest bearing liabilities increased $3.9 billion to $26.2 billion for the first quarter 2020 as compared to the first quarter 2019 mainly due to deposits and borrowings totaling a combined $3.4 billion assumed in the Oritani acquisition, organic growth retail deposits and additional borrowings caused by the funding of loan growth. Compared to the fourth quarter 2019, average interest bearing liabilities increased by $2.0 billion in the first quarter 2020 primarily due to the deposits acquired from Oritani and our liquidity management strategies executed in the first quarter of 2020. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.

Our net interest margin on a tax equivalent basis of 3.07 percent for the first quarter 2020 increased by 9 basis points and 11 basis points from 2.98 percent and 2.96 percent for the first quarter 2019 and fourth quarter 2019, respectively. The yield on average interest earning assets decreased by 6 basis points on a linked quarter basis mostly due to a decrease in the yield on loans. The yield on average loans decreased by 7 basis points to 4.44 percent for the first quarter 2020 as compared to the fourth quarter 2019, largely due to the repayment of higher yielding loans, partly offset by a $7.7 million increase in loan discount accretion in the first quarter 2020. The overall cost of average interest bearing liabilities decreased 24 basis points to 1.50 percent for the first quarter 2020, as compared to the linked fourth quarter 2019, due to both deposits and borrowings continuing to reprice at lower interest rates and the prepayment of the $635 million high cost FHLB advances in December 2019. Our cost of total average deposits was 1.07 percent for the first quarter 2020 as compared to 1.20 percent for the fourth quarter 2019.

The following table reflects the components of net interest income for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$29,999,428	$333,068	4.44%	$27,968,383	$315,313	4.51%	$25,254,733	$288,277	4.57%
Taxable investments (3)	3,557,913	25,334	2.85	3,322,536	22,643	2.73	3,390,609	26,050	3.07
Tax-exempt investments (1)(3)	585,987	4,970	3.39	608,651	5,115	3.36	689,675	6,081	3.53
Interest bearing deposits with banks	530,747	1,465	1.10	438,090	1,776	1.62	227,890	1,093	1.92
Total interest earning assets	34,674,075	364,837	4.21	32,337,660	344,847	4.27	29,562,907	321,501	4.35
Allowance for loan losses	(256,675)			(163,254)			(152,961)
Cash and due from banks	293,276			282,824			287,449
Other assets	3,378,372			2,846,084			2,643,727
Unrealized gains (losses) on securities available for sale, net	8,316			12,368			(45,052)
Total assets	$38,097,364			$35,315,682			$32,296,070
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$13,219,896	$34,513	1.04%	$11,813,261	$34,930	1.18%	$11,450,943	$36,283	1.27%
Time deposits	8,897,934	42,814	1.92	8,428,153	45,343	2.15	7,214,863	38,171	2.12
Total interest bearing deposits	22,117,830	77,327	1.40	20,241,414	80,273	1.59	18,665,806	74,454	1.60
Short-term borrowings	1,322,699	4,707	1.42	1,625,873	7,500	1.85	2,011,428	12,549	2.50
Long-term borrowings (4)	2,775,049	16,420	2.37	2,377,615	17,459	2.94	1,666,794	14,573	3.50
Total interest bearing liabilities	26,215,578	98,454	1.50	24,244,902	105,232	1.74	22,344,028	101,576	1.82
Non-interest bearing deposits	6,694,102			6,592,300			6,116,953
Other liabilities	779,099			673,578			440,401
Shareholders’ equity	4,408,585			3,804,902			3,394,688
Total liabilities and shareholders’ equity	$38,097,364			$35,315,682			$32,296,070
Net interest income/interest rate spread (5)		$266,383	2.71%		$239,615	2.53%		$219,925	2.53%
Tax equivalent adjustment		(1,044)			(1,074)			(1,277)
Net interest income, as reported		$265,339			$238,541			$218,648
Net interest margin (6)			3.06%			2.95%			2.96%
Tax equivalent effect			0.01%			0.01%			0.02%
Net interest margin on a fully tax equivalent basis (6)			3.07%			2.96%			2.98%

(1)	Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2020 Compared to March 31, 2019
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$52,866	$(8,075)	$44,791
Taxable investments	1,248	(1,964)	(716)
Tax-exempt investments*	(886)	(225)	(1,111)
Interest bearing deposits with banks	985	(613)	372
Total increase (decrease) in interest income	54,213	(10,877)	43,336
Interest Expense:
Savings, NOW and money market deposits	5,144	(6,914)	(1,770)
Time deposits	8,324	(3,681)	4,643
Short-term borrowings	(3,478)	(4,364)	(7,842)
Long-term borrowings and junior subordinated debentures	7,582	(5,735)	1,847
Total increase (decrease) in interest expense	17,572	(20,694)	(3,122)
Total increase in net interest income	$36,641	$9,817	$46,458

*	Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.

Non-Interest Income

Non-interest income decreased $66.3 million for the three months ended March 31, 2020 as compared to the same period of 2019. The following table presents the components of non-interest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Trust and investment services	$3,413	$2,904
Insurance commissions	1,951	2,525
Service charges on deposit accounts	5,680	5,903
Losses on securities transactions, net	(40)	(32)
Fees from loan servicing	2,748	2,430
Gains on sales of loans, net	4,550	4,576
Gains on sales of assets, net	121	77,720
Bank owned life insurance	3,142	1,887
Other	19,832	9,760
Total non-interest income	$41,397	$107,673

Income from trust and investment services increased $509 thousand for the three months ended March 31, 2020 as compared to the first quarter 2019 primarily due to increased fees related to higher levels of assets under management at Valley's asset management advisory subsidiary.

Insurance commissions declined $574 thousand for the three months ended March 31, 2020 as compared to the first quarter 2019 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.

Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. Net gains on sales of loans was relatively unchanged for the three months ended March 31, 2020, as compared to the same period of 2019, despite fewer loans sold in the first quarter 2020. During the first quarter 2020, we sold $196.1 million of residential mortgage loans, as compared to $293.1 million sold during the first quarter 2019, including $30.0 million and $100.0 million of pre-existing residential mortgage loans sold from our loan portfolio for the respective periods. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Net gains on sales of assets decreased $77.6 million for the three months ended March 31, 2020 primarily due to a $78.5 million gain on the sale (and leaseback) of 26 locations recognized during the first quarter 2019.

Bank owned life insurance income increased $1.3 million for the three months ended March 31, 2020 as compared to the first quarter 2019 largely due to the death benefits received in the first quarter 2020 and income from bank owned life insurance acquired from Oritani during the fourth quarter of 2019.

Other non-interest income increased $10.1 million for the three months ended March 31, 2020 as compared to the first quarter 2019. The increase was primarily due to swap fee income related to derivative interest rate swaps executed with commercial loan customers totaling $14.2 million for the three months ended March 31, 2020 as compared to $4.1 million for the three months ended March 31, 2019.

Non-Interest Expense

Non-interest expense increased $7.9 million for the three months ended March 31, 2020 as compared to the same period of 2019. The following table presents the components of non-interest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Salary and employee benefits expense	$85,728	$83,105
Net occupancy and equipment expense	32,441	27,886
FDIC insurance assessment	3,876	6,121
Amortization of other intangible assets	5,470	4,311
Professional and legal fees	6,087	5,271
Amortization of tax credit investments	3,228	7,173
Telecommunications expense	2,287	2,268
Other	16,539	11,660
Total non-interest expense	$155,656	$147,795

Salary and employee benefits expense increased $2.6 million for the three months ended March 31, 2020 as compared to the first quarter 2019. The increase was partly driven by a $1.8 million special bonus to hourly employees due to the COVID-19 pandemic, as well as additional salaries related to bank branch and other operational staff retained from the Oritani acquisition. These additional expenses were partially offset by cost reductions from our ongoing branch transformation efforts and other operational improvements over the last 12 months.

Net occupancy and equipment expense increased $4.6 million for the three months ended March 31, 2020 as compared to the first quarter 2019. This increase was primarily due to the net impact of additional costs in the current quarter associated with branches and other facilities acquired from Oritani, increased rental expenses due to the sale leaseback transaction completed in the first quarter 2019, partially offset by cost savings generated from branch closures over the last 12 months

The FDIC insurance expense decreased $2.2 million for the three months ended March 31, 2020 as compared to the first quarter 2019 largely due to moderate expense accrual adjustments to the actual cash assessment payments in both periods.

Amortization of other intangibles increased $1.2 million for the three months ended March 31, 2020 as compared to the first quarter 2019 due, in part, to $628 thousand of amortization expense from core deposit intangibles acquired in the recent Oritani acquisition and higher amortization expense on loan servicing rights. See Note 9 to the consolidated financial statements for more details.

Professional and legal fees increased $816 thousand for the three months ended March 31, 2020 as compared to the same period of 2019 due to $444 thousand of integration costs related to the Oritani acquisition, as well as other incremental increases in consulting fees.

Amortization of tax credit investments decreased $3.9 million for the three months ended March 31, 2020 as compared to the same period of 2019. The first quarter of 2019 included a $2.4 million impairment charge related to investments in three federal renewable energy tax credit funds. The remainder of the variance from the prior period is due to normal differences in the timing and amount of such investments and recognition of the related tax credits. Tax credit investments, while negatively impacting the level of our operating expenses and efficiency ratio, produce tax credits that reduce our income tax expense and effective tax rate. See Note 14 to the consolidated financial statements for more details on our tax credit investments.

Other non-interest expense increased $4.9 million for the three months ended March 31, 2020 as compared to the first quarter 2019 primarily due to incrementally higher operating expenses from a variety of categories including data processing, insurance, postage, miscellaneous supplies, and printing costs largely caused by the acquisition of Oritani, as well as the organic growth of our business. Additionally, advertising and OREO expenses increased $945 thousand and $404 thousand, respectively, during the first quarter 2020 as compared to the same period one year ago, and net gains on the sale of OREO properties declined by $725 thousand.

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

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Total non-interest expense	$155,656	$147,795
Less: Severance expense (pre-tax)	—	4,838
Less: Amortization of tax credit investments (pre-tax)	3,228	7,173
Less: Merger related expenses (pre-tax)	1,302	—
Total non-interest expense, adjusted	$151,126	$135,784
Net interest income	$265,339	$218,648
Total non-interest income	41,397	107,673
Less: Gain on sale-leaseback transaction (pre-tax)	—	78,505
Add: Losses on securities transactions, net (pre-tax)	40	32
Total net interest income and non-interest income	$306,776	$247,848
Efficiency ratio	50.75%	45.29%
Efficiency ratio, adjusted	49.26%	54.79%
Income Taxes

Income tax expense totaled $29.1 million for the first quarter 2020 as compared to $37.0 million and $57.2 million for the fourth quarter 2019 and first quarter 2019, respectively. Our effective tax rate was 25.0 percent, 49.2 percent, and 33.5 percent for the first quarter 2020, fourth quarter 2019, and first quarter 2019, respectively. The decline in the effective tax rate was mainly due to $18.7 million and $12.1million increases in the provision for income taxes related to uncertain tax liability positions during the fourth quarter 2019 and first quarter 2019, respectively.
The uncertain tax liability positions related to renewable energy tax credits and other tax benefits previously recognized from our investments in mobile generators sold and leased back by DC Solar and its affiliates.

On March 27, 2020, President Trump signed the CARES Act, which did not have a material impact on our reported income tax expense for the first quarter of 2020.

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

The following tables present the financial data for each business segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,217,144	$22,782,284	$4,674,647	$—	$34,674,075
Income (loss) before income taxes	16,241	102,795	7,830	(10,469)	116,397
Annualized return on average interest earning assets (before tax)	0.90%	1.80%	0.67%	N/A	1.34%

	Three Months Ended March 31, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,821,057	$18,433,676	$4,308,174	$—	$29,562,907
Income before income taxes	19,055	82,512	8,742	60,217	170,526
Annualized return on average interest earning assets (before tax)	1.12%	1.79%	0.81%	N/A	2.31%
Consumer Lending

This segment, representing approximately 24 percent of our loan portfolio at March 31, 2020, is mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 14.6 percent of our loan portfolio at March 31, 2020) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 4.7 percent of total loans at March 31, 2020) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment increased $396.1 million to $7.2 billion for the three months ended March 31, 2020 as compared to the first quarter 2019. The increase was largely due to approximately $255 million of loans acquired from Oritani, loan growth from residential mortgage loan originations over the last 12 month period, as well as solid demand for both automobile loans and collateralized personal lines of credit.

Income before income taxes generated by the consumer lending segment decreased $2.8 million to $16.2 million for the first quarter 2020 as compared to the first quarter 2019. Net interest income increased $3.1 million and was mainly driven by lower funding costs and the increase in average loans. The increase in net interest income was partially offset by increases of $1.2 million and $4.7 million in non-interest expense and provision for loan losses, respectively. The increase in the provision for loan losses for the first quarter 2020 as compared to the first quarter 2019 was mainly due to the impact of loan growth and the adverse economic forecast caused by COVID-19 included in our estimate of lifetime expected credit losses for this segment. See further details in the "Allowance for Credit Losses" section of this MD&A.

The net interest margin on the consumer lending portfolio increased 2 basis points to 2.69 percent for the first quarter 2020 as compared to the first quarter 2019 mainly due to a 23 basis point decrease in the costs associated with our funding sources, partially offset by a 21 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly due to both deposits and borrowings continuing to reprice at lower interest rates and the prepayment of the $635 million high cost FHLB advances in December 2019. The 21 basis point decrease in loan yield was largely due to lower yielding new loan volumes. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $5.0 billion and represented 16.5 percent of the total loan portfolio at March 31, 2020. Commercial real estate loans and construction loans totaled $18.1 billion and represented 59.5 percent of the total loan portfolio at March 31, 2020.

Average interest earning assets in this segment increased approximately $4.3 billion to $22.8 billion for the three months ended March 31, 2020 as compared to the first quarter 2019. The increase was mostly due to strong organic loan growth within the commercial and industrial and commercial real estate loan portfolios over the last 12-month period and loans acquired from Oritani during the fourth quarter 2019.

For the three months ended March 31, 2020, income before income taxes for the commercial lending segment increased $20.3 million to $102.8 million as compared to the same quarter 2019 mainly due to increases in both net interest income and non-interest income. Net interest income increased $43.3 million to $202.7 million for the first quarter 2020 as compared to the same period in 2019 largely due to higher average loan balances. Non-interest income increased $8.8 million to $15.6 million during the three months ended March 31, 2020 as compared to the first quarter 2019 mainly due to a $9.8 million increase in fee income related to derivative interest rate swaps executed with commercial loan customers. The positive impact of the aforementioned items was partially offset by a $21.2 million increase in the provision for credit losses mainly due to loan growth, higher specific reserves associated with our tax medallion loan portfolio and the adverse economic forecast for credit losses during the first quarter 2020. Internal transfer expense and non-interest expense also increased $11.7 million for the first quarter 2020 as compared to the first quarter 2019 partly due to acquired and organic growth in our business since March 31, 2019.

The net interest margin for this segment increased 10 basis points to 3.56 percent for the first quarter 2020 as compared to the first quarter 2019 largely due to a 23 basis point decrease in the cost of our funding sources, partially offset by a 13 basis point decrease in the yield on average loans.
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

Average interest earning assets in this segment increased $366.5 million during the first quarter 2020 as compared to the first quarter 2019 primarily due to a $302.9 million increase in average interest bearing deposits and, to a lesser extent, an increase in the investment securities portfolio. The increase in average interest bearing deposits was caused by the timing of loan and investment activity, as well as our prudent increase in our liquidity levels during first quarter 2020.

For the quarter ended March 31, 2020, income before income taxes for the investment management segment decreased $912 thousand to $7.8 million as compared to the first quarter 2019 due, in part, to a $759 thousand provision for credit losses for debt securities classified as held to maturity under the new CECL standard adopted in the first quarter 2020.

The net interest margin for this segment decreased 13 basis points to 1.63 percent for the first quarter 2020 as compared to the same quarter 2019 largely due to a 36 basis point decrease in the yield on average investments, partially offset by a 23 basis point decrease in costs associated with our funding sources. The decrease in the yield on average investments as compared to the first quarter 2019 was mainly due to repayment and prepayment of higher yield residential mortgage-backed securities, increased premium amortization and lower yielding new investments purchased over the last 12 months.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, interest expense related to subordinated notes, amortization and impairment of tax credit investments, as well as non-core items, including merger expenses and the gain on the sale leaseback transactions.

The corporate segment recognized a $10.5 million pre-tax loss and a $60.2 million pre-tax gain for the three months ended March 31, 2020 and 2019, respectively. The decline in pre-tax income was mainly due to a $78.5 million gain on the sale (and leaseback) of 26 locations recognized in non-interest income for the first quarter 2019. However, internal transfer income increased $13.5 million for the three months ended March 31, 2020 from the first quarter 2019. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our interest rate sensitive assets and liabilities to the movement in interest rates. Our Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate our sources and uses of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for us, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempt to achieve consistent accounting and economic benefits for financial assets and their related funding sources. We have predominantly focused on managing our interest rate risk by attempting to match the inherent risk and cash flows of financial assets and liabilities. Specifically, management employs multiple risk management activities such as optimizing the level of new residential mortgage originations retained in our mortgage portfolio through increasing or decreasing loan sales in the secondary market, product pricing levels, the desired maturity levels for new originations, the composition levels of both our interest earning assets and interest bearing liabilities, as well as several other risk management activities.

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2020. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of March 31, 2020. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2020. Although the size of Valley’s balance sheet is forecasted to remain static as of March 31, 2020 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter 2020. The model also utilizes an immediate parallel shift in market interest rates at March 31, 2020.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$50,758	5.01%
+100	33,434	3.30
–100	(53,735)	(5.30)

As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to decrease net interest income over the next 12 months by 5.30 percent. Valley's sensitivity to changes in market rates increased as compared to December 31, 2019 (which projected an increase of 3.19 percent in net interest income over a 12 month period) mostly due to the significant changes interest rate environment and the term structure of rates and with some effect from variations in balance sheet composition.  Management believes the interest rate sensitivity remains within an acceptable tolerance range at March 31, 2020. However, the level of net interest income sensitivity may increase or decrease in the future as a result of changes in deposit and borrowings strategies, the slope of the yield curve and projected cash flows.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 125 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at March 31, 2020.

During mid-March 2020, Valley activated its Contingent Funding Plan (CFP), including governing oversight by establishing the Liquidity Crisis Committee (LCC), in response to the financial and public health crisis caused by the COVID-19 pandemic. The LCC continues to meet frequently to assess the financial impacts of the significant business disruption caused by COVID-19, closely monitor events which may disrupt financial markets and make decisions about accessing various sources of liquidity as part of Valley's overall liquidity management strategy. The LCC executed a plan to increase the Bank's liquidity by approximately $1.7 billion through various new short- and long-term borrowings during the first quarter 2020 which continued into the early stages of the second quarter. See the "Deposits and Other Borrowings" section and Note 10 to the consolidated financial statements for more information.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and from time to time, federal funds sold and receivables related to unsettled securities transactions. Total liquid assets were approximately $2.9 billion, representing 8.2 percent of earning assets at March 31, 2020 and $2.2 billion, representing 6.4 percent of earning assets at December 31, 2019. Of the $2.9 billion of liquid assets at March 31, 2020, approximately $1.0 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $1.6 billion in principal payments from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at March 31, 2020) are projected in accordance with their scheduled contractual terms to be approximately $7.6 billion over the next 12 months. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $23.9 billion and $20.4 billion for the three months ended March 31, 2020 and for the year ended December 31, 2019, respectively, representing 68.8 percent and 66.8 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $1.1 billion for a short term from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we can obtain overnight borrowings from the FRB via the discount window as a contingency for additional liquidity. At March 31, 2020, our borrowing capacity under the Federal Reserve's discount window was $1.8 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) increased approximately $1.0 billion to $2.1 billion at March 31, 2020, as compared to December 31, 2019. The increase in both short-term and long-term borrowings was primarily driven by our CFP goal to increase our liquidity levels. As of March 31, 2020, the short-term borrowings mainly consisted of FHLB advances totaling $1.5 billion, with weighted interest rates well below 1.0 percent and federal funds purchased totaling $457 million. In addition, we obtained $723 million of new long-term FHLB advances with maturities between three and five years at a combined weighted average rate of 1.89 during the first quarter 2020.

Average short-term FHLB advances exceeded 30 percent of total shareholders' equity at March 31, 2020 and December 31, 2019, respectively. The following table sets forth information regarding Valley’s short-term FHLB advances at the dates and for the periods ended March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	($ in thousands)
FHLB advances:
Average balance outstanding	$937,253	$1,681,844
Maximum outstanding at any month-end during the period	1,510,000	2,510,000
Balance outstanding at end of period	1,510,000	940,000
Weighted average interest rate during the period	0.28%	1.88%
Weighted average interest rate at the end of the period	0.65	1.85
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

Valley's ability to maintain quarterly dividends to its preferred and common shareholders is heavily dependent on the ability of its principal subsidiary, the Bank, to pay dividends to Valley. However, we cannot predict the extent of the economic decline due to COVID-19 or other factors that may result in inadequate earnings (primarily by the Bank), regulatory restrictions and limitations, changes in our capital requirements, or a decision to increase capital by retention of earnings, that may result in Valley's inability or determination by its Board not to pay dividends at current levels, or at all.
Investment Securities Portfolios

As of March 31, 2020, we had $49.7 million, $1.7 billion and $2.3 billion in equities, available for sale debt securities and held to maturity debt securities, respectively. Our equity securities portfolio was comprised of a money market mutual fund and, to a lesser extent, investments in public and private Community Reinvestment Act funds. Our held to maturity and available for sale debt securities portfolios were comprised of U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions (including special revenue bonds), residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds issued by banks at March 31, 2020. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae. Additionally, certain securities with limited marketability and/or restrictions, such as FHLB and FRB stocks, are carried at cost and are included in other assets. See Note 7 to the consolidated financial statements for additional information.
Allowance for Credit Losses and Impairment Analysis

Effective January 1, 2020, Valley adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires an estimate of lifetime expected credit losses for held to maturity debt securities established as an allowance for credit losses and replaces the other-than-temporarily impaired model for available for sale debt securities.

Available for sale debt securities. The new guidance in ASC Topic 326-30 requires credit losses to be presented as an allowance, rather than as a write-down if management does not intend to sell an available for sale debt security before recovery of its amortized cost basis. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes.

We have evaluated all available for sale debt securities that are in an unrealized loss position as of March 31, 2020 included in the table below and determined that the declines in fair value are mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment during the first quarter 2020 and, as a result, no allowance for credit losses for available for sale debt securities at March 31, 2020.

Held to maturity debt securities. As discussed in Note 7 to the consolidated financial statements, Valley has a zero loss expectation for certain securities within the held to maturity portfolio, including, U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. At March 31, 2020, held to maturity debt securities were carried net of allowance for credit losses totaling $1.6 million. See Note 7 to the consolidated financial statements for additional information regarding our allowance for credit losses for held to maturity securities.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at March 31, 2020:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades: *
AAA Rated	$1,971,954	$67,584	$(82)	$2,039,456
AA Rated	208,522	5,280	(30)	213,772
A Rated	16,062	364	—	16,426
BBB Rated	10,704	112	(262)	10,554
Not rated	109,791	449	(7,510)	102,730
Total investment securities held to maturity	$2,317,033	$73,789	$(7,884)	$2,382,938
Available for sale investment grades: *
AAA Rated	$1,540,946	$45,394	$(898)	$1,585,442
AA Rated	61,268	743	(15)	61,996
A Rated	19,729	239	(39)	19,929
BBB Rated	28,062	238	(1,536)	26,764
Non-investment grade	6,831	—	(53)	6,778
Not rated	48,945	512	(524)	48,933
Total investment securities available for sale	$1,705,781	$47,126	$(3,065)	$1,749,842

*
Rated using external rating agencies. Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The held to maturity portfolio includes $109.8 million in investments not rated by the rating agencies with aggregate unrealized losses of $7.5 million at March 31, 2020. The unrealized losses for this category included $7.2 million of unrealized losses related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	($ in thousands)
Loans
Commercial and industrial	$4,998,731	$4,825,997	$4,695,608	$4,615,765	$4,504,927
Commercial real estate:
Commercial real estate	16,390,236	15,996,741	13,365,454	12,798,017	12,665,425
Construction	1,727,046	1,647,018	1,537,590	1,528,968	1,454,199
Total commercial real estate	18,117,282	17,643,759	14,903,044	14,326,985	14,119,624
Residential mortgage	4,478,982	4,377,111	4,133,331	4,072,450	4,071,237
Consumer:
Home equity	481,751	487,272	489,808	501,646	513,066
Automobile	1,436,734	1,451,623	1,436,608	1,362,466	1,347,759
Other consumer	914,587	913,446	908,760	922,850	866,505
Total consumer loans	2,833,072	2,852,341	2,835,176	2,786,962	2,727,330
Total loans*	$30,428,067	$29,699,208	$26,567,159	$25,802,162	$25,423,118
As a percent of total loans:
Commercial and industrial	16.5%	16.2%	17.7%	17.9%	17.7%
Commercial real estate	59.5	59.5	56.1	55.5	55.6
Residential mortgage	14.6	14.7	15.5	15.8	16.0
Consumer loans	9.4	9.6	10.7	10.8	10.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*
Includes net unearned discount and deferred loan fees of $76.4 million at March 31, 2020 and unearned premiums and deferred loan fees of $12.6 million, $18.3 million, $19.6 million and $20.5 million at March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively. Net unearned discounts and deferred loan fees at March 31, 2020 include the non-credit discount on PCD loans.

Loans increased $728.9 million to approximately $30.4 billion at March 31, 2020 from December 31, 2019. The increase was mainly due to continued strong quarter over quarter organic growth in commercial real estate and commercial and industrial loans, as well as stronger residential loan volumes during the first quarter 2020. During the first quarter 2020, we originated $148 million of residential mortgage loans for sale (rather than held for investment) and sold approximately $196 million, including $30 million of pre-existing loans from our residential mortgage loan portfolio. Residential mortgage loans held for sale totaled $58.9 million and $76.1 million at March 31, 2020 and December 31, 2019, respectively. Additionally, upon our adoption of the CECL standard on January 1, 2020, we recorded a $61.6 million gross-up for PCD loans that increased the amortized cost basis of loans with a corresponding increase to the allowance for credit losses.

Total commercial and industrial loans increased $172.7 million, or 14.3 percent on an annualized basis, from December 31, 2019 to approximately $5.0 billion at March 31, 2020. Excluding the $25.5 million related to the CECL adoption gross-up, the increase was mostly driven by draws of revolving lines from existing relationships due to the impact of the COVID-19 pandemic on economic and market conditions; and to a lesser extent, by new small to middle market lending relationships within our markets. In addition, our premium finance division grew $28.5 million from December 31, 2019.

Commercial real estate loans (excluding construction loans) increased $393.5 million, or 9.8 percent on an annualized basis to $16.4 billion at March 31, 2020 from December 31, 2019. Excluding the $27.4 million related to the CECL adoption gross-up, the increase was mainly due to continued strong loan volumes in our primary markets in Florida, New Jersey and New York and some migration of completed construction projects to permanent financing. During the first quarter 2020, we have experienced an active refinance market which is driven by a favorable interest rate market resulting in steady and controlled growth throughout our footprint. Construction loans increased $80.0 million to $1.7 billion at March 31, 2020 from December 31, 2019 mainly driven by loan advances on new and existing construction projects during the first quarter 2020.

Total residential mortgage loans increased $101.9 million to approximately $4.5 billion at March 31, 2020 from December 31, 2019, largely driven by high levels of refinance activity. The loan growth was partially offset by the sale of $196 million loans, including $30 million of pre-existing loans from our residential mortgage loan portfolio during the first quarter 2020. New and refinanced residential mortgage loan originations totaled approximately $358.9 million for the first quarter 2020, as compared to $504.6 million and $254.1 million for the fourth quarter 2019 and first quarter 2019, respectively.
Home equity loans totaled $481.8 million at March 31, 2020, a decrease of $5.5 million from December 31, 2019, largely due to normal repayments that outpaced new loan origination activity.
Automobile loans decreased by $14.9 million to $1.4 billion at March 31, 2020, as compared to December 31, 2019. The first quarter annualized decline was 4.1 percent, due to lower application volumes as compared to the fourth quarter 2019. The decrease was largely due to tightening our underwriting standards and COVID-19 impact. During the second half of March 2020, auto dealerships in our primary market areas were shut down as a result of shelter-in-place restrictions in connection with the pandemic. Our Florida dealership network contributed $28.3 million in auto loan originations, representing approximately 21 percent of Valley's total new auto loan production during the first quarter 2020, as compared to $40.8 million, representing approximately 24 percent during the fourth quarter 2019.
Other consumer loans increased $1.1 million to $914.6 million at March 31, 2020, as compared to $913.4 million at December 31, 2019, mostly due to higher volumes of new collateralized personal lines of credit as compared to the fourth quarter 2019.
Most of our lending is in northern and central New Jersey, New York City, Long Island and Florida, except for smaller auto and residential mortgage loan portfolios derived from other neighboring states of New Jersey, which could present a geographic and credit risk due to the recent economic downturn within these regions caused by the COVID-19 pandemic and the uncertain path forward to restart the U.S. economy. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan, to guard against a potential downward turn in any one economic sector.
In the early stage of the second quarter of 2020, COVID-related economic shutdowns in our markets have slowed both new originations and unexpected paydowns. As traditional origination activity has slowed we have diverted resources to managing the demands of the PPP. We received approximately 13,000 loan requests and originated 5,100 loans totaling $1.6 billion under the first phase of the program. Our expectation is that a large amount, between 80% and 85% of loans made under this program will be either fully or partially forgiven and are expected to come off our balance sheet in the near-term.

Non-performing Assets
Prior to our adoption of the CECL standard on January 1, 2020, our past due loans and non-accrual loans discussed further below excluded those loans which were classified as Purchased Credit-Impaired (PCI) loans. Under previous U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) were accounted for on a pool basis and not subject to delinquency classification in the same manner as loans originated by Valley. Under the new CECL standard, Valley's former PCI loan pools are accounted for as purchased credit deteriorated (PCD) loans on a loan level basis and, if applicable, are reported in our past due and non-accrual loans at March 31, 2020.
Non-performing assets include non-accrual loans, other real estate owned (OREO), other repossessed assets (which primarily consists of automobiles and taxi medallions) and non-accrual debt securities at March 31, 2020. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell at the time of acquisition and at the lower of cost or fair value, less estimated costs to sell, thereafter. Our non-performing assets increased $116.1 million to $220.5 million at March 31, 2020 as compared to December 31, 2019, largely due to non-accrual PCD loans totaling approximately $74.4 million added to this category under CECL during the first quarter 2020, as well as additional non-accrual taxi medallion loans within the commercial and industrial loan portfolio. Non-performing assets as a percentage of total loans and non-performing assets totaled 0.72 percent and 0.35 percent at March 31, 2020 and December 31, 2019, respectively (as shown in the table below). For additional details, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	($ in thousands)
Accruing past due loans: *
30 to 59 days past due:
Commercial and industrial	$9,780	$11,700	$5,702	$14,119	$5,120
Commercial real estate	41,664	2,560	20,851	6,202	39,362
Construction	7,119	1,486	11,523	—	1,911
Residential mortgage	38,965	17,143	12,945	19,131	15,856
Total Consumer	19,508	13,704	13,079	11,932	6,647
Total 30 to 59 days past due	117,036	46,593	64,100	51,384	68,896
60 to 89 days past due:
Commercial and industrial	7,624	2,227	3,158	4,135	1,756
Commercial real estate	15,963	4,026	735	354	2,156
Construction	49	1,343	7,129	1,342	—
Residential mortgage	9,307	4,192	4,417	3,635	3,635
Total Consumer	2,309	2,527	1,577	1,484	990
Total 60 to 89 days past due	35,252	14,315	17,016	10,950	8,537
90 or more days past due:
Commercial and industrial	4,049	3,986	4,133	3,298	2,670
Commercial real estate	161	579	1,125	—	—
Residential mortgage	1,798	2,042	1,347	1,054	1,402
Total Consumer	1,092	711	756	359	523
Total 90 or more days past due	7,100	7,318	7,361	4,711	4,595
Total accruing past due loans	$159,388	$68,226	$88,477	$67,045	$82,028
Non-accrual loans: *
Commercial and industrial	$132,622	$68,636	$75,311	$76,216	$76,270
Commercial real estate	41,616	9,004	9,560	6,231	2,663
Construction	2,972	356	356	—	378
Residential mortgage	24,625	12,858	13,772	12,069	11,921
Total Consumer	4,095	2,204	2,050	1,999	2,178
Total non-accrual loans	205,930	93,058	101,049	96,515	93,410
Other real estate owned (OREO)	10,198	9,414	6,415	7,161	7,317
Other repossessed assets	3,842	1,276	2,568	2,358	2,628
Non-accrual debt securities	531	680	680	680	—
Total non-performing assets (NPAs)	$220,501	$104,428	$110,712	$106,714	$103,355
Performing troubled debt restructured loans	$48,024	$73,012	$79,364	$74,385	$73,081
Total non-accrual loans as a % of loans	0.68%	0.31%	0.38%	0.37%	0.37%
Total NPAs as a % of loans and NPAs	0.72	0.35	0.41	0.41	0.40
Total accruing past due and non-accrual loans as a % of loans	1.20	0.54	0.71	0.63	0.69
Allowance for loan losses as a % of non-accrual loans	137.59	173.83	160.17	160.71	165.27

*
Past due loans and non-accrual loans presented in periods prior to March 31, 2020 exclude PCI loans. PCI loans were accounted for on a pool basis and are were not subject to delinquency classification.

Loans past due 30 to 59 days increased $70.4 million to $117.0 million at March 31, 2020 as compared to December 31, 2019. The increase was mostly due to higher commercial real estate delinquencies driven by a few large loans totaling approximately $30 million included in this category at March 31, 2020. In addition, loans past due 30 to 59 days included matured performing commercial real estate and construction loans that were in the normal process of renewal totaling $4.3 million and $5.0 million at March 31, 2020, respectively. Within the same delinquency category, residential mortgage loans included PCD loans totaling approximately $10.0 million at March 31, 2020.

Loans past due 60 to 89 days increased $20.9 million to $35.3 million at March 31, 2020 as compared to December 31, 2019 mainly due to several large commercial real estate and commercial and industrial loans totaling $13.8 million and $4.5 million, respectively, included in this delinquency category. The residential mortgage category included $3.3 million of PCD delinquencies at March 31, 2020.

Loans past due 90 days or more and still accruing interest decreased $218 thousand to $7.1 million at March 31, 2020 as compared to $7.3 million at December 31, 2019. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans increased $112.9 million to $205.9 million at March 31, 2020 as compared to $93.1 million at December 31, 2019 largely due to non-accrual PCD loans totaling approximately $74.4 million and the reclassification of approximately $37 million of previously accruing taxi medallion loans to non-accrual status during the first quarter of 2020.
Valley has worked with borrowers impacted by COVID-19 by providing loan modifications, and as of May 6, 2020 had approximately 7,400 consumers and commercial borrowers with loans in forbearance. Valley will continue to work with customers seeking flexibility on loan terms and conditions due to the pandemic in accordance with prudent banking principles and bank regulatory guidance. In addition, Valley was proactive in securing financing through the SBA PPP for its small business customers.
Valley has identified certain borrower industries as being potentially exposed to the effects of economic shutdowns related to COVID-19.  These industries include doctor and surgery centers, retail trade, hotels and hospitality, restaurants and food service, and entertainment and recreation.  As of March 31, 2020, Valley had outstanding loans of approximately $2.2 billion to borrowers in these industries representing approximately 7 percent of total outstanding loans.  Industries that may have secondary exposure to the COVID-19 pandemic include nursing and residential care, wholesale trade, manufacturing, and child care and education.  As of March 31, 2020, Valley had outstanding loans of approximately $2.4 billion to borrowers in these industries representing approximately 8 percent of total outstanding loans.  The large majority of loans to the aforementioned industries were pass-rated under Valley’s internal risk rating system as of March 31, 2020.  As of May 6, 2020, Valley had loans in forbearance representing approximately 17 percent of our loans in the aforementioned industries.

During the first quarter 2020, we continued to closely monitor our New York City and Chicago taxi medallion loans totaling $102.8 million and $7.0 million, respectively, within the commercial and industrial loan portfolio at March 31, 2020. Due to continued negative trends in market valuations of the underlying taxi medallion collateral, a weak operating environment and uncertain borrower performance, the remainder of our previously accruing taxi medallion loans were placed on non-accrual status during the first quarter 2020. At March 31, 2020, non-accrual taxi medallion loans totaling $109.8 million had related reserves of $56.8 million within the allowance for loan losses.

Valley's historical taxi medallion lending criteria had been conservative regarding capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral in certain instances. However, the severe decline in the market valuation of taxi medallions has adversely affected the estimated fair valuation of these loans and, as a result, increased the level of our allowance for loan losses at March 31, 2020 (See the "Allowance for Credit Losses" section below). Potential further declines in the market valuation of taxi medallions could also negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $17.3 million within the allowance for loan losses based upon the impaired taxi medallion loan balances at March 31, 2020.

OREO properties increased $784 thousand to $10.2 million at March 31, 2020 from $9.4 million at December 31, 2019. Sales of OREO properties resulted in net gains of $157 thousand and $881 thousand for the three months ended March 31, 2020, respectively. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.8 million at March 31, 2020.

Other repossessed assets increased $2.6 million to $3.8 million at March 31, 2020 from December 31, 2019 mainly due to the repossession of 14 taxi medallions from our non-performing taxi medallion portfolio during the first quarter 2020. See the "Allowance for Credit Losses" section below for information on charge-offs related to taxi medallion loans, including those resulting from repossessions during the first quarter 2020.

TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) decreased $25.0 million to $48.0 million at March 31, 2020 as compared to $73.0 million at December 31, 2019. Performing TDRs consisted of 85 loans at March 31, 2020. On an aggregate basis, the $48.0 million in performing TDRs at March 31, 2020 had a modified weighted average interest rate of approximately 4.93 percent as compared to a pre-modification weighted average interest rate of 4.84 percent.
In response to the COVID-19 pandemic and its economic impact on certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. These modifications complied with the CARES Act to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. Generally, the modification terms allow for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. As of March 31, 2020, Valley granted temporary modifications on approximately 2,100 loans, resulting in an immaterial amount of deferred interest payments. Under the applicable guidance, none of these loans were considered TDRs as of March 31, 2020.
Allowance for Credit Losses for Loans
The allowance for credit losses for loans consists of the allowance for loan losses and the reserve for unfunded credit commitments. Effective January 1, 2020, we adopted the new CECL standard, which is based on lifetime expected credit losses rather than incurred losses. Valley recorded a $99.6 million increase to its allowance for credit losses for loans, including reserves of $61.6 million related to PCD loans. See Note 5 to the consolidated financial statements for further details on the Day 1 CECL adoption.

Our methodology to establish the allowance for loan losses has two basic components: (1) a collective (pooled) reserve component for estimated expected credit losses for pools of loans that share similar risk characteristics and (2) an individual reserve component for loans that do not share risk characteristics, consisting of collateral dependent, TDR, and expected TDR loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial letters of credit.
In estimating the component of the allowance on a collective basis we use a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics. The metrics are based on the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool, and the severity of loss, based on the aggregate net lifetime losses incurred. The model's expected losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) lending policies and procedures, (ii) current business conditions and economic developments that affect the loan collectability; (iii) concentration risks by size, type, and geography, new markets, (iv) the volume and migration of loans to non-performing status, and (v) the effect of external factors such as legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

Valley utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan. The forecasts consist of a multi-scenario economic forecast model to estimate future credit losses and is governed by a cross-functional committee. The committee meets each quarter to determine which economic scenarios developed by Moody's will be incorporated into the model, as well as the relative probability weightings of the selected scenarios, based upon all readily available information. The model projects economic variables under each scenario based on detailed statistical analyses. We have identified and selected key variables that most closely correlated to our historical credit performance, which include: GDP, unemployment and the Case-Shiller Home Price Index.

For the first quarter ended March 31, 2020, we incorporated a probability weighted three-scenario economic forecast, including Moody's Scenario S-4, which includes the following assumptions related to the COVID-19 pandemic:

•	Assumes that the COVID-19 crisis will persist and continue to meaningfully impact the economy

•	National unemployment rate peaks at 16.9 percent in the second quarter of 2020 and will remain elevated throughout the remainder of the year.

•	Federal funds interest rates will remain at or near zero for foreseeable future.

•	A prolonged downturn in the economy until the fourth quarter of 2021.

The allowance for credit losses for loans methodology and accounting policy are fully described in Note 8 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated.

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
	($ in thousands)
Average loans outstanding	$29,999,428	$27,968,383	$25,254,733
Beginning balance - Allowance for credit losses for loans	164,604	164,770	156,295
Impact of ASU No. 2016-13 adoption on January 1, 2020 (1)	37,989	—	—
Allowance for purchased credit deteriorated (PCD) loans (1)	61,643	—	—
Beginning balance, adjusted	264,236	164,770	156,295
Loans charged-off: (2)
Commercial and industrial	(3,360)	(5,378)	(4,282)
Commercial real estate	(44)	—	—
Residential mortgage	(336)	—	(15)
Total Consumer	(2,565)	(2,700)	(2,028)
Total charge-offs	(6,305)	(8,078)	(6,325)
Charged-off loans recovered:
Commercial and industrial	569	389	483
Commercial real estate	73	1,166	21
Construction	20	—	—
Residential mortgage	50	53	1
Total Consumer	794	886	486
Total recoveries	1,506	2,494	991
Net charge-offs	(4,799)	(5,584)	(5,334)
Provision charged for credit losses	33,924	5,418	8,000
Ending balance - Allowance for credit for losses	$293,361	$164,604	$158,961
Components of allowance for credit losses for loans:
Allowance for loan losses	$283,342	$161,759	$154,381
Allowance for unfunded credit commitments	10,019	2,845	4,580
Allowance for credit losses for loans	$293,361	$164,604	$158,961
Components of provision for credit losses for loans:
Provision for credit losses for loans	$33,851	$5,490	$7,856
Provision for unfunded credit commitments (3)	73	(72)	144
Total provision for credit losses for loans	$33,924	$5,418	$8,000

Annualized ratio of net charge-offs to average loans outstanding	0.06%	0.08%	0.08%
Allowance for credit losses for loans as a % of total loans	0.96	0.55	0.63

(1)	The adjustment represents an increase in the allowance for credit losses for loans as a result of the adoption of ASU 2016-13 effective January 1, 2020.

(2)	Charge-offs and recoveries presented for periods prior to March 31, 2020 exclude loans formerly accounting for as PCI loans.

(3)	Periods prior to March 31, 2020 represent the allowance and provision for unfunded letters of credit only.

Net loan charge-offs totaled $4.8 million for the first quarter 2020 as compared to $5.6 million and $5.3 million for the fourth quarter 2019 and first quarter 2019, respectively. The decrease in net loan charge-offs as compared to the fourth quarter 2019 was mainly due to better performance within the commercial and industrial loan category in the first quarter 2020, partially offset by lower recoveries. The taxi medallion loan charge-offs totaled $1.3 million, $2.9 million and $1.3 million for the first quarter 2020, fourth quarter 2019 and the first quarter 2019, respectively. The overall level of loan charge-offs (as presented in the above table) continues to trend within management's expectations for the credit quality of the loan portfolio.

During the first quarter 2020, we recorded a $33.9 million provision for credit losses as compared to $5.4 million and $8.0 million for the fourth quarter 2019 and the first quarter 2019, respectively. The increase in the first quarter 2020 provision as compared to the fourth quarter 2019 was mainly due to higher reserves recorded under CECL due to forecasted credit deterioration driven by the impact of the COVID-19 pandemic and loan growth, as well as higher specific reserves for non-accrual taxi medallion loans.
The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2020		December 31, 2019		March 31, 2019
	Allowance Allocation *	Allocation as a % of Loan Category	Allowance Allocation*	Allocation as a % of Loan Category	Allowance Allocation*	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans	$127,437	2.55%	$104,059	2.22%	$94,630	2.20%
Commercial real estate loans:
Commercial real estate	97,876	0.60%	20,019	0.13%	24,261	0.19%
Construction	13,709	0.79%	25,654	1.56%	23,501	1.62%
Total commercial real estate loans	111,585	0.62%	45,673	0.26%	47,762	0.34%
Residential mortgage loans	29,456	0.66%	5,060	0.12%	5,139	0.13%
Consumer loans:
Home equity	4,463	0.93%	459	0.09%	523	0.10%
Auto and other consumer	10,401	0.44%	6,508	0.28%	6,327	0.29%
Total consumer loans	14,864	0.52%	6,967	0.24%	6,850	0.25%
Total allowance for credit losses	283,342	0.93%	161,759	0.55%	154,381	0.63%
Allowance for unfunded credit commitments	10,019		2,845		4,580
Total allowance for credit losses for loans	$293,361		$164,604		$158,961
Allowance for credit losses for loans as a % loans		0.96%		0.55%		0.63%

*	CECL was adopted January 1, 2020. Prior periods reflect the allowance for credit losses for loans under the incurred loss model.
The allowance for credit losses, comprised of our allowance for loan losses and unfunded commitments (including letters of credit), as a percentage of total loans was 0.96 percent, 0.55 percent and 0.63 percent at March 31, 2020, December 31, 2019 and March 31, 2019, respectively. The increase at March 31, 2020 was largely due to the reserves related to PCD loans included in the Day 1 CECL adoption adjustment to the allowance for credit losses for loans and the reserve build under CECL during the first quarter 2020 related to the impact of COVID-19 and other factors.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2020 and December 31, 2019, shareholders’ equity totaled approximately $4.4 billion and represented 11.3 percent and 11.7 percent of total assets, respectively. During the three months ended March 31, 2020, total shareholders’ equity increased by $36.8 million primarily due to (i) net income of $87.3 million, (ii) an increase in other comprehensive income of $25.6 million, and (iii) a $232 thousand increase attributable to the effect of our stock incentive plan. These positive changes were partially offset by (i) cash dividends declared on common and preferred stock totaling a combined $48.1 million, and (ii) a $28.2 million net cumulative effect adjustment to retained earnings for the adoption of new accounting guidance as of January 1, 2020.

Valley and Valley National Bank are subject to the regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require Valley and Valley National Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations.

We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of March 31, 2020 and December 31, 2019, Valley and Valley National Bank exceeded all capital adequacy requirements (see tables below).

For regulatory capital purposes, in connection with the Federal Reserve Board’s final interim rule as of April 3, 2020, 100 percent of the CECL Day 1 impact to shareholders' equity equaling $28.2 million after-tax will be deferred over a two-year period ending January 1, 2022, at which time it will be phased in on a pro-rata basis over a three-year period ending January 1, 2025. Additionally, 25 percent of the first quarter 2020 reserve build (i.e., provision for credit losses less net charge-offs) will be phased in over the same time frame.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at March 31, 2020 and December 31, 2019:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2020
Total Risk-based Capital
Valley	$3,498,885	11.53%	$3,186,873	10.50%	N/A	N/A
Valley National Bank	3,488,963	11.50	3,186,126	10.50	$3,034,406	10.00%
Common Equity Tier 1 Capital
Valley	2,804,579	9.24	2,124,582	7.00	N/A	N/A
Valley National Bank	3,203,498	10.56	2,124,084	7.00	1,972,364	6.50
Tier 1 Risk-based Capital
Valley	3,019,420	9.95	2,579,849	8.50	N/A	N/A
Valley National Bank	3,203,498	10.56	2,579,245	8.50	2,427,525	8.00
Tier 1 Leverage Capital
Valley	3,019,420	8.24	1,465,195	4.00	N/A	N/A
Valley National Bank	3,203,498	8.75	1,464,864	4.00	1,831,080	5.00
As of December 31, 2019
Total Risk-based Capital
Valley	$3,427,134	11.72%	$3,070,687	10.50%	N/A	N/A
Valley National Bank	3,416,674	11.69	3,069,894	10.50	$2,923,709	10.00%
Common Equity Tier 1 Capital
Valley	2,754,524	9.42	2,047,125	7.00	N/A	N/A
Valley National Bank	3,152,070	10.78	2,046,596	7.00	1,900,411	6.50
Tier 1 Risk-based Capital
Valley	2,968,530	10.15	2,485,795	8.50	N/A	N/A
Valley National Bank	3,152,070	10.78	2,485,153	8.50	2,338,967	8.00
Tier 1 Leverage Capital
Valley	2,968,530	8.76	1,355,378	4.00	N/A	N/A
Valley National Bank	3,152,070	9.31	1,354,693	4.00	1,693,366	5.00

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	March 31, 2020	December 31, 2019
	($ in thousands, except for share data)
Common shares outstanding	403,744,148	403,278,390
Shareholders’ equity	$4,420,998	$4,384,188
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	1,458,095	1,460,397
Tangible common shareholders’ equity	$2,753,212	$2,714,100
Tangible book value per common share	$6.82	$6.73
Book value per common share	$10.43	$10.35

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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was 47.6 percent for the three months ended March 31, 2020 as compared to 49.4 percent for the year ended December 31, 2019. Our retention ratio decreased slightly from the year ended December 31, 2019 mainly due to our higher provision for credit losses under CECL during the first quarter 2020, which was negatively impacted by forecasted losses caused by the COVID-19 pandemic.
Cash dividends declared amounted to $0.11 per common share for each of the three months ended March 31, 2020 and 2019. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2019 in the MD&A section - “Contractual Obligations and Off-Balance Sheet Arrangements” and Notes 12 and 13 to the consolidated financial statements included in this report.

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

(b) Changes in internal controls over financial reporting. Beginning January 1, 2020, Valley adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Valley implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU No. 2016-13. Many controls under this new standard remained unchanged under prior GAAP. New controls were established over the review of economic forecasting projections obtained externally. Except as related to the adoption of ASU No. 2016-13, Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

In the normal course of business, we may be a party to various outstanding legal proceedings and claims. There have been no material changes in the legal proceedings, if any, previously disclosed under Part I, Item 3 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A.	Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2019 Annual Report on Form 10-K includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity). The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2019 Annual Report on Form 10-K. Except as presented below, there have been no material changes to these risk factors.
The COVID-19 pandemic is adversely affecting us and our customers, counterparties, employees, and third-party service providers, and the full extent of the adverse impacts on our business, financial position, results of operations, and prospects could be significant.
The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in business, economic, and market conditions and household incomes, including in the states of New Jersey, New York, Florida and Alabama where we conduct nearly all of our business. The extent of the impact of the COVID-19 pandemic on our capital and liquidity, and on our business, results of operations, financial position and prospects generally will depend on a number of evolving factors, including:
The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could affect significantly more households and businesses. The duration and severity of the pandemic, including the potential for a seasonal or other resurgence after the initial containment, continue to be impossible to predict. Following any containment, there is also substantial uncertainty surrounding the pace of economic recovery and the return of business and consumer confidence.
The response of governmental and nongovernmental authorities. Many of their actions have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions but, in general, have rapidly expanded in scope and intensity, contributing to substantial market volatility.
The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties, including increased unemployment rates, are affecting individuals, households, and businesses differently and unevenly. Many, however, have already changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions and discretionary spending. As a result, in the near term, our credit, operational, and other risks have generally increased and, for the foreseeable future, are expected to remain elevated or increase further.
The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies (including the local economies in the markets areas which we serve) and markets could suffer disruptions that are lasting. Governmental actions are meaningfully influencing the interest-rate environment and financial-market activity, which could adversely affect our results of operations and financial condition.
During the first quarter of 2020, the most notable impacts to our results of operations were a higher provision expense for credit losses, which we expect to continue. Our provision expense was $34.7 million for the first quarter of 2020 as compared to $8.0 million for the first quarter of 2019 and $5.4 million for the fourth quarter of 2019. With the spread of COVID-19 in the United States having only begun to accelerate in March 2020, our forecast of macroeconomic conditions and operating results, including expected lifetime credit losses on our loan portfolio, is subject to meaningful uncertainty.
Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, on March 27, 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. The FRB has taken decisive and sweeping actions as well. Since March 15, 2020, these have included a reduction in the target range for the federal funds rate to 0 to 0.25 percent, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses.
The degree to which our actions and those of governments and others will directly or indirectly assist our customers, counterparties, and third-party service providers and advance our business and the economy generally is not yet clear. For example, while our short-term loan modifications granted to certain customers impacted by COVID-19 may better position them to resume their regular payments to us in the future and enhance our brand and customer loyalty, these modifications may negatively impact our cash flows and results of operations at least in the near term, may produce a higher degree of requests for extensions and rewrites than we have anticipated, and may not be as successful as we expect in managing our credit risk. In addition, while the FRB’s accommodative monetary policy may benefit us to some degree by supporting economic activity among our customers, this policy and sudden shifts in it may inhibit our ability to grow or sustain net interest income and effectively manage interest rate risk.
In order to safeguard the health and wellness of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including temporarily closure of certain offices, restricting employee travel and directing employees to work from home whenever possible, temporary closure of some branches and, in branches that remain open, offering only restricted drive-up service or lobby service by appointment, and have implemented our business continuity plans to the extent necessary. These measures, and further actions we may take as required by government authorities or that we otherwise determine are in the best interests of our customers and employees, could increase certain risks, including cybersecurity risks, impair our ability to perform critical functions and adversely impact our results of operations.

We are unable to estimate the near-term and ultimate impacts of COVID-19 on our business and operations at this time. The pandemic could cause us to experience higher credit losses in our lending portfolio, additional increases in our allowance for credit losses, impairment of our goodwill and other financial assets, diminished access to capital markets and other funding sources, further reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. In addition, sustained adverse effects may impair our capital and liquidity positions, require us to take capital actions, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, result in downgrades in our credit ratings, and the reduction or elimination of our common stock dividend in future periods.
As a participating lender in the SBA Paycheck Protection Program, we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties, which could have a significant adverse impact on our business, financial position, results of operations, and prospects.

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial position, results of operations and prospects.

We may have a credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us, which could adversely impact our business, financial position, results of operations and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2020 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2020 to January 31, 2020	88,454	$11.44	—	4,112,465
February 1, 2020 to February 29, 2020	345,102	10.77	—	4,112,465
March 1, 2020 to March 31, 2020	15,329	9.44	—	4,112,465
Total	448,885	$10.86	—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended March 31, 2020.

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

(101)	Interactive Data File (XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) **
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
May 8, 2020	Ira Robbins
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
May 8, 2020	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)