Form 10-Q
period 2020-06-30
VALLEY NATIONAL BANCORP
filed 2020-08-07
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 403,797,596 shares were outstanding as of August 5, 2020.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Cash and due from banks	$388,753	$256,264
Interest bearing deposits with banks	1,521,572	178,423
Investment securities:
Equity securities	54,379	41,410
Available for sale debt securities	1,689,388	1,566,801
Held to maturity debt securities (net of allowance for credit losses of $1,593 at June 30, 2020)	2,131,834	2,336,095
Total investment securities	3,875,601	3,944,306
Loans held for sale, at fair value	120,599	76,113
Loans	32,314,611	29,699,208
Less: Allowance for loan losses	(309,614)	(161,759)
Net loans	32,004,997	29,537,449
Premises and equipment, net	329,889	334,533
Lease right of use assets	273,811	285,129
Bank owned life insurance	535,383	540,169
Accrued interest receivable	122,807	105,637
Goodwill	1,375,409	1,373,625
Other intangible assets, net	77,921	86,772
Other assets	1,090,523	717,600
Total Assets	$41,717,265	$37,436,020
Liabilities
Deposits:
Non-interest bearing	$8,989,818	$6,710,408
Interest bearing:
Savings, NOW and money market	14,165,415	12,757,484
Time	8,272,772	9,717,945
Total deposits	31,428,005	29,185,837
Short-term borrowings	2,082,880	1,093,280
Long-term borrowings	2,907,535	2,122,426
Junior subordinated debentures issued to capital trusts	55,891	55,718
Lease liabilities	299,260	309,849
Accrued expenses and other liabilities	469,206	284,722
Total Liabilities	37,242,777	33,051,832
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at June 30, 2020 and December 31, 2019)	111,590	111,590
Series B (4,000,000 shares issued at June 30, 2020 and December 31, 2019)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 403,823,728 shares at June 30, 2020 and 403,322,773 shares at December 31, 2019)	141,667	141,423
Surplus	3,628,792	3,622,208
Retained earnings	499,511	443,559
Accumulated other comprehensive loss	(4,938)	(32,214)
Treasury stock, at cost (28,029 common shares at June 30, 2020 and 44,383 common shares at December 31, 2019)	(235)	(479)
Total Shareholders’ Equity	4,474,488	4,384,188
Total Liabilities and Shareholders’ Equity	$41,717,265	$37,436,020
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income
Interest and fees on loans	$321,883	$296,934	$654,951	$585,211
Interest and dividends on investment securities:
Taxable	19,447	22,489	41,380	45,365
Tax-exempt	3,692	4,356	7,618	9,160
Dividends	3,092	2,795	6,493	5,969
Interest on federal funds sold and other short-term investments	411	1,168	1,876	2,261
Total interest income	348,525	327,742	712,318	647,966
Interest Expense
Interest on deposits:
Savings, NOW and money market	16,627	38,020	51,140	74,303
Time	29,857	40,331	72,671	78,502
Interest on short-term borrowings	1,980	14,860	6,687	27,409
Interest on long-term borrowings and junior subordinated debentures	17,502	14,297	33,922	28,870
Total interest expense	65,966	107,508	164,420	209,084
Net Interest Income	282,559	220,234	547,898	438,882
Provision for credit losses for held to maturity securities	41	—	800	—
Provision for credit losses for loans	41,115	2,100	75,039	10,100
Net Interest Income After Provision for Credit Losses	241,403	218,134	472,059	428,782
Non-Interest Income
Trust and investment services	2,826	3,096	6,239	6,000
Insurance commissions	1,659	2,649	3,610	5,174
Service charges on deposit accounts	3,557	5,827	9,237	11,730
(Losses) gains on securities transactions, net	(41)	11	(81)	(21)
Other-than-temporary impairment losses on securities	—	(2,928)	—	(2,928)
Portion recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment losses on securities recognized in earnings	—	(2,928)	—	(2,928)
Fees from loan servicing	2,227	2,367	4,975	4,797
Gains on sales of loans, net	8,337	3,930	12,887	8,506
(Losses) gains on sales of assets, net	(299)	(564)	(178)	77,156
Bank owned life insurance	5,823	2,205	8,965	4,092
Other	20,741	11,010	40,573	20,770
Total non-interest income	44,830	27,603	86,227	135,276
Non-Interest Expense
Salary and employee benefits expense	78,532	76,183	164,260	159,288
Net occupancy and equipment expense	33,217	29,700	65,658	57,586
FDIC insurance assessment	6,135	4,931	10,011	11,052
Amortization of other intangible assets	6,681	4,170	12,151	8,481
Professional and legal fees	7,797	4,145	13,884	9,416
Amortization of tax credit investments	3,416	4,863	6,644	12,036
Telecommunication expense	2,866	2,351	5,153	4,619
Other	18,522	15,394	35,061	27,054
Total non-interest expense	157,166	141,737	312,822	289,532
Income Before Income Taxes	129,067	104,000	245,464	274,526
Income tax expense	33,466	27,532	62,595	84,728
Net Income	95,601	76,468	182,869	189,798
Dividends on preferred stock	3,172	3,172	6,344	6,344
Net Income Available to Common Shareholders	$92,429	$73,296	$176,525	$183,454

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (continued)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings Per Common Share:
Basic	$0.23	$0.22	$0.44	$0.55
Diluted	0.23	0.22	0.44	0.55
Cash Dividends Declared per Common Share	0.11	0.11	0.22	0.22
Weighted Average Number of Common Shares Outstanding:
Basic	403,790,242	331,748,552	403,654,665	331,675,313
Diluted	404,631,845	332,959,802	405,043,183	332,929,359
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$95,601	$76,468	$182,869	$189,798
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net gains arising during the period	3,013	18,488	29,081	34,755
Less reclassification adjustment for net losses (gains) included in net income	31	(8)	58	18
Total	3,044	18,480	29,139	34,773
Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	(1,280)	(683)	(2,337)	(1,065)
Less reclassification adjustment for net (gains) losses included in net income	(308)	274	130	482
Total	(1,588)	(409)	(2,207)	(583)
Defined benefit pension plan
Amortization of actuarial net loss	172	55	344	110
Total other comprehensive income	1,628	18,126	27,276	34,300
Total comprehensive income	$97,229	$94,594	$210,145	$224,098
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2020

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2019	$209,691	403,278	$141,423	$3,622,208	$443,559	$(32,214)	$(479)	$4,384,188
Adjustment due to the adoption of ASU No. 2016-13	—	—	—	—	(28,187)	—	—	(28,187)
Balance - January 1, 2020	209,691	403,278	141,423	3,622,208	415,372	(32,214)	(479)	4,356,001
Net income	—	—	—	—	87,268	—	—	87,268
Other comprehensive income, net of tax	—	—	—	—	—	25,648	—	25,648
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(44,979)	—	—	(44,979)
Effect of stock incentive plan, net	—	466	190	1,828	(2,065)	—	279	232
Balance - March 31, 2020	209,691	403,744	141,613	3,624,036	452,424	(6,566)	(200)	4,420,998
Net income	—	—	—	—	95,601	—	—	95,601
Other comprehensive income, net of tax	—	—	—	—	—	1,628	—	1,628
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(44,750)	—	—	(44,750)
Effect of stock incentive plan, net	—	52	54	4,756	(592)	—	(35)	4,183
Balance - June 30, 2020	$209,691	403,796	$141,667	$3,628,792	$499,511	$(4,938)	$(235)	$4,474,488

For the Six Months Ended June 30, 2019

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2018	$209,691	331,431	$116,240	$2,796,499	$299,642	$(69,431)	$(2,187)	$3,350,454
Adjustment due to the adoption of ASU No. 2016-02	—	—	—	—	4,414	—	—	4,414
Adjustment due to the adoption of ASU No. 2017-08	—	—	—	—	(1,446)	—	—	(1,446)
Balance - January 1, 2019	209,691	331,431	116,240	2,796,499	302,610	(69,431)	(2,187)	3,353,422
Net income	—	—	—	—	113,330	—	—	113,330
Other comprehensive income, net of tax	—	—	—	—	—	16,174	—	16,174
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,686)	—	—	(36,686)
Effect of stock incentive plan, net	—	302	226	2,935	(99)	—	(1,251)	1,811
Balance - March 31, 2019	209,691	331,733	116,466	2,799,434	375,983	(53,257)	(3,438)	3,444,879
Net income	—	—	—	—	76,468	—	—	76,468
Other comprehensive income, net of tax	—	—	—	—	—	18,126	—	18,126
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,712)	—	—	(36,712)
Effect of stock incentive plan, net	—	55	105	4,625	(377)	—	176	4,529
Balance - June 30, 2019	$209,691	331,788	$116,571	$2,804,059	$412,190	$(35,131)	$(3,262)	$3,504,118

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$182,869	$189,798
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	29,608	25,240
Stock-based compensation	8,199	8,282
Provision for credit losses	75,839	10,100
Net amortization of premiums and accretion of discounts on securities and borrowings	15,305	14,287
Amortization of other intangible assets	12,151	8,481
Losses on securities transactions, net	81	21
Proceeds from sales of loans held for sale	408,785	205,429
Gains on sales of loans, net	(12,887)	(8,506)
Net impairment losses on securities, recognized in earnings	—	2,928
Originations of loans held for sale	(443,684)	(200,877)
Losses (gains) on sales of assets, net	178	(77,156)
Net change in:
Cash surrender value of bank owned life insurance	(8,965)	(4,092)
Accrued interest receivable	(17,170)	(3,769)
Other assets	(426,776)	(186,674)
Accrued expenses and other liabilities	166,490	65,970
Net cash (used in) provided by operating activities	(9,977)	49,462
Cash flows from investing activities:
Net loan originations and purchases	(2,568,893)	(992,236)
Equity securities:
Purchases	(5,365)	—
Held to maturity debt securities:
Purchases	(107,136)	(261,446)
Maturities, calls and principal repayments	301,004	155,002
Available for sale debt securities:
Purchases	(302,071)	—
Maturities, calls and principal repayments	213,348	109,045
Death benefit proceeds from bank owned life insurance	13,751	1,350
Proceeds from sales of real estate property and equipment	8,202	102,500
Proceeds from sales of loans held for investment	30,020	216,301
Purchases of real estate property and equipment	(14,469)	(9,336)
Net cash used in investing activities	(2,431,609)	(678,820)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Net change in deposits	2,242,168	320,955
Net change in short-term borrowings	989,600	268,870
Proceeds from issuance of long-term borrowings, net	838,388	400,000
Repayments of long-term borrowings	(53,418)	(255,000)
Cash dividends paid to preferred shareholders	(6,344)	(3,172)
Cash dividends paid to common shareholders	(89,122)	(73,546)
Purchase of common shares to treasury	(4,924)	(1,462)
Common stock issued, net	1,140	(480)
Other, net	(264)	(240)
Net cash provided by financing activities	3,917,224	655,925
Net change in cash and cash equivalents	1,475,638	26,567
Cash and cash equivalents at beginning of year	434,687	428,629
Cash and cash equivalents at end of period	$1,910,325	$455,196

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$178,337	$198,815
Federal and state income taxes	14,731	80,116
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$2,750	$1,016
Transfer of loans to loans held for sale	30,020	216,301
Lease right of use assets obtained in exchange for operating lease liabilities	6,407	296,064
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements of Valley National Bancorp, a New Jersey corporation (Valley), include the accounts of its commercial bank subsidiary, Valley National Bank (the Bank), and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. Certain prior period amounts have been reclassified to conform to the current presentation.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at June 30, 2020 and for all periods presented have been made. The results of operations for the three and six months ended on June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
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
Impact of COVID-19. During the first half of 2020, economies throughout the world were severely disrupted by the effects of quarantines, business closures, and the reluctance of individuals to leave their homes as a result of the outbreak of the novel coronavirus (COVID-19). Our primary market areas within New Jersey, New York, Florida and Alabama have all experienced significant outbreaks and disruptions during the COVID-19 pandemic. The full impact of COVID-19 is unknown and still evolving. The outbreak and any preventative or protective actions that Valley or its customers have taken or may take in respect of this virus have resulted and may continue to result in extended periods of disruption to Valley, its customers, service providers, and third parties. Any future financial impact cannot be reasonably estimated at this time but may materially affect the business and Valley’s financial condition and results of operations. The extent to which COVID-19 impacts Valley’s results will depend on future developments, which are highly uncertain and cannot be predicted. Banking and financial services have been designated essential businesses; therefore, Valley’s operations are continuing, subject to certain modifications to business practices imposed to safeguard the health and wellness of Valley’s customers and employees, and to comply with applicable government directives.

Note 2. Business Combinations

On December 1, 2019, Valley completed its acquisition of Oritani Financial Corp. (Oritani) and its wholly-owned subsidiary, Oritani Bank. Oritani had approximately $4.3 billion in assets, $3.4 billion in net loans and $2.9 billion in deposits, after purchase accounting adjustments, and a branch network of 26 locations. The acquisition represents a significant addition to Valley's New Jersey franchise, and meaningfully enhanced its presence in the Bergen County market. The common shareholders of Oritani received 1.60 shares of Valley common stock for each Oritani share that they owned prior to the merger. The total consideration for the acquisition was approximately $835.3 million, consisting of 71.1 million shares of Valley common stock and the outstanding Oritani stock-based awards.

Merger expenses totaled $366 thousand and $1.7 million for the three and six months ended June 30, 2020, respectively, which primarily related to professional and legal expenses and other expenses included in non-interest expense on the consolidated statements of income.

During the first quarter 2020, Valley revised the estimated fair values of the acquired assets as of the Oritani acquisition date due to additional information obtained that existed as of December 1, 2019. The adjustments mostly related to the fair value of certain loans and deferred tax assets as of the acquisition date and resulted in a $1.8 million increase in goodwill (see Note 9 for amount of goodwill as allocated to Valley's business segments). If additional information (that existed as of the acquisition date) becomes available, the fair value estimates for acquired assets and assumed liabilities are subject to change for up to one year after the acquisition date.
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except for share data)
Net income available to common shareholders	$92,429	$73,296	$176,525	$183,454
Basic weighted average number of common shares outstanding	403,790,242	331,748,552	403,654,665	331,675,313
Plus: Common stock equivalents	841,603	1,211,250	1,388,518	1,254,046
Diluted weighted average number of common shares outstanding	404,631,845	332,959,802	405,043,183	332,929,359
Earnings per common share:
Basic	$0.23	$0.22	$0.44	$0.55
Diluted	0.23	0.22	0.44	0.55

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price per share of Valley’s common stock during the periods presented have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Anti-dilutive common stock options equaled approximately 2.7 million shares and 2.3 million shares for the three and six months ended June 30, 2020, respectively, and 482 thousand shares and 494 thousand shares for the three and six months ended June 30, 2019, respectively.

Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2020:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at March 31, 2020	$31,917	$(4,348)	$(34,135)	$(6,566)
Other comprehensive income (loss) before reclassification	3,013	(1,280)	—	1,733
Amounts reclassified from other comprehensive income	31	(308)	172	(105)
Other comprehensive income (loss), net	3,044	(1,588)	172	1,628
Balance at June 30, 2020	$34,961	$(5,936)	$(33,963)	$(4,938)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2019	$5,822	$(3,729)	$(34,307)	$(32,214)
Other comprehensive income (loss) before reclassification	29,081	(2,337)	—	26,744
Amounts reclassified from other comprehensive income	58	130	344	532
Other comprehensive income (loss), net	29,139	(2,207)	344	27,276
Balance at June 30, 2020	$34,961	$(5,936)	$(33,963)	$(4,938)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2020 and 2019:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Accumulated Other Comprehensive Loss	2020	2019	2020	2019	Income Statement Line Item
	(in thousands)
Unrealized (losses) gains on AFS securities before tax	$(41)	$11	$(81)	$(21)	(Losses) gains on securities transactions, net
Tax effect	10	(3)	23	3
Total net of tax	(31)	8	(58)	(18)
Unrealized gains (losses) on derivatives (cash flow hedges) before tax	438	(383)	(177)	(673)	Interest expense
Tax effect	(130)	109	47	191
Total net of tax	308	(274)	(130)	(482)
Defined benefit pension plan:
Amortization of actuarial net loss	(229)	(78)	(465)	(156)	*
Tax effect	57	23	121	46
Total net of tax	(172)	(55)	(344)	(110)
Total reclassifications, net of tax	$105	$(321)	$(532)	$(610)

*	Amortization of net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.

Note 5. New Authoritative Accounting Guidance

New Accounting Guidance Adopted in 2020

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

Valley adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective approach for all financial assets measured at amortized cost (except for PCD loans) and off-balance sheet credit exposures. Valley has established a governance structure to implement the CECL accounting guidance and has developed a methodology and set of models to be used. At adoption, Valley recorded a $100.4 million increase to its allowance for credit losses, including reserves of $92.5 million, $7.1 million and $793 thousand related to loans, unfunded credit commitments and held to maturity debt securities, respectively. Of the $92.5 million in loan reserves, $61.6 million represents PCD loan related reserves which were recognized through a gross-up that increases the amortized cost basis of loans with a corresponding increase to the allowance for credit losses, and therefore results in no impact to shareholders' equity. The remaining non-credit discount of $97.7 million related to PCD loans is accreted into interest income over the life of the loans at the effective interest rate effective January 1, 2020. The non-PCD loan related increase to the allowance for credit losses of $38.8 million, including the reserves for unfunded loan commitments and held to maturity debt securities, was offset in shareholders' equity and deferred tax assets.

For regulatory capital purposes, in connection with the Federal Reserve Board’s final interim rule as of April 3, 2020, 100 percent of the CECL Day 1 impact to shareholders' equity equaling $28.2 million after-tax will be deferred over a two-year period ending January 1, 2022, at which time it will be phased in on a pro-rata basis over a three-year period ending January 1, 2025. Additionally, 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) net of taxes will be phased in over the same time frame.

ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test guidance) to measure a goodwill impairment charge. Instead, an entity will be required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current guidance). In addition, ASU No. 2017-04 eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. However, an entity will be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 was effective for Valley on January 1, 2020 and Valley applied this new guidance in its annual goodwill impairment test performed during the second quarter 2020.

New Accounting Guidance issued in 2020

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2020 and December 31, 2019. The assets presented under “nonrecurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	June 30, 2020	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities (1)	$54,379	$46,897	$—	$—
Available for sale:
U.S. Treasury securities	52,621	52,621	—	—
U.S. government agency securities	27,924	—	27,924	—
Obligations of states and political subdivisions	147,505	—	146,140	1,365
Residential mortgage-backed securities	1,382,726	—	1,382,726	—
Corporate and other debt securities	78,612	—	78,612	—
Total available for sale debt securities	1,689,388	52,621	1,635,402	1,365
Loans held for sale (2)	120,599	—	120,599	—
Other assets (3)	468,275	—	468,275	—
Total assets	$2,332,641	$99,518	$2,224,276	$1,365
Liabilities
Other liabilities (3)	$170,273	$—	$170,273	$—
Total liabilities	$170,273	$—	$170,273	$—
Non-recurring fair value measurements:
Collateral dependent loans	$42,807	$—	$—	$42,807
Loan servicing rights	14,373	—	—	14,373
Foreclosed assets	6,679	—	—	6,679
Total	$63,859	$—	$—	$63,859

		Fair Value Measurements at Reporting Date Using:
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities at fair value	$41,410	$41,410	$—	$—
Available for sale:
U.S. Treasury securities	50,943	50,943	—	—
U.S. government agency securities	29,243	—	29,243	—
Obligations of states and political subdivisions	170,051	—	169,371	680
Residential mortgage-backed securities	1,254,786	—	1,254,786	—
Corporate and other debt securities	61,778	—	61,778	—
Total available for sale	1,566,801	50,943	1,515,178	680
Loans held for sale (2)	76,113	—	76,113	—
Other assets (3)	158,532	—	158,532	—
Total assets	$1,842,856	$92,353	$1,749,823	$680
Liabilities
Other liabilities (3)	$43,926	$—	$43,926	$—
Total liabilities	$43,926	$—	$43,926	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans	$39,075	$—	$—	$39,075
Loan servicing rights	1,591	—	—	1,591
Foreclosed assets	10,807	—	—	10,807
Total	$51,473	$—	$—	$51,473

(1)
Includes equity securities measured at net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy totaling $7.5 million at June 30, 2020.

(2)
Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $115.0 million and $74.5 million at June 30, 2020 and December 31, 2019, respectively.

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

Equity securities. The fair value of equity securities, primarily consists of one publicly traded mutual fund, is derived from quoted market prices in active markets. Equity securities also include Community Reinvestment Act (CRA) investment funds carried at quoted market prices if publicly traded, and at NAV if privately held.

Available for sale securities. U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third-party provider to ensure the highest level of significant inputs are derived from market observable data. In addition, Valley reviews the volume and level of activity for all available for securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume.

In calculating the fair value of one impaired special revenue bond (within obligations of states and political subdivisions in the table above) under Level 3, Valley prepared its best estimate of the present value of the cash flows to determine an internal price estimate. In determining the internal price, Valley utilized recent financial information and developments provided by the issuer, as well as other unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing of the defaulted security. A quoted price received from an independent pricing service was weighted with the internal price estimate to determine the fair value of the instrument at June 30, 2020 and December 31, 2019.

Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2020 and December 31, 2019 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2020 and December 31, 2019), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2020 and December 31, 2019.

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

Collateral Dependent Loans. Collateral dependent loans are loans when foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At June 30, 2020, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for credit loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. At June 30, 2020, collateral dependent loans, primarily consisting of taxi medallion loans, with a total amortized cost of $110.9 million were reduced by specific valuation allowance allocations totaling $68.1 million to a reported total net carrying amount of $42.8 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third-party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (discount rate), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2020, the fair value model used a blended prepayment speed (stated as constant prepayment rates) of 17.0 percent and a discount rate of 9.6 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. At June 30, 2020, certain loan servicing rights were re-measured at fair value totaling $14.4 million. See Note 9 for additional information.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal adjusted to the lower of cost or estimated fair value, less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, an asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no discount adjustments of the appraisals of foreclosed assets at June 30, 2020.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2020 and December 31, 2019 were as follows:

	Fair Value Hierarchy	June 30, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$388,753	$388,753	$256,264	$256,264
Interest bearing deposits with banks	Level 1	1,521,572	1,521,572	178,423	178,423
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,268	147,415	138,352	144,113
U.S. government agency securities	Level 2	6,657	6,921	7,345	7,362
Obligations of states and political subdivisions	Level 2	466,836	481,736	500,705	513,607
Residential mortgage-backed securities	Level 2	1,451,581	1,495,599	1,620,119	1,629,572
Trust preferred securities	Level 2	37,335	29,900	37,324	31,382
Corporate and other debt securities	Level 2	32,750	33,305	32,250	32,684
Total investment securities held to maturity (1)		2,133,427	2,194,876	2,336,095	2,358,720
Net loans	Level 3	32,004,997	31,815,938	29,537,449	28,964,396
Accrued interest receivable	Level 1	122,807	122,807	105,637	105,637
Federal Reserve Bank and Federal Home Loan Bank stock (2)	Level 2	282,755	282,755	214,421	214,421
Financial liabilities
Deposits without stated maturities	Level 1	23,155,233	23,155,233	19,467,892	19,467,892
Deposits with stated maturities	Level 2	8,272,772	8,335,442	9,717,945	9,747,867
Short-term borrowings	Level 2	2,082,880	2,083,500	1,093,280	1,081,879
Long-term borrowings	Level 2	2,907,535	3,023,213	2,122,426	2,181,401
Junior subordinated debentures issued to capital trusts	Level 2	55,891	44,231	55,718	53,889
Accrued interest payable (3)	Level 1	19,148	19,148	33,066	33,066

(1)	The carrying amount is presented gross without the allowance for credit losses.

(2)	Included in other assets.

(3)	Included in accrued expenses and other liabilities.

Note 7. Investment Securities

Equity Securities

Equity securities carried at fair value totaled $54.4 million and $41.4 million at June 30, 2020 and December 31, 2019, respectively. Valley's equity securities consist mainly of one publicly traded money market mutual fund totaling $41.8 million and $41.4 million at June 30, 2020 and December 31, 2019, respectively. The remainder of the balance at June 30, 2020 represents investments made for CRA purposes.

Available for Sale Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at June 30, 2020 and December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2020
U.S. Treasury securities	$50,940	$1,681	$—	$52,621
U.S. government agency securities	26,778	1,174	(28)	27,924
Obligations of states and political subdivisions:
Obligations of states and state agencies	65,620	1,477	(54)	67,043
Municipal bonds	79,100	1,363	(1)	80,462
Total obligations of states and political subdivisions	144,720	2,840	(55)	147,505
Residential mortgage-backed securities	1,340,614	43,039	(927)	1,382,726
Corporate and other debt securities	78,225	1,251	(864)	78,612
Total investment securities available for sale	$1,641,277	$49,985	$(1,874)	$1,689,388
December 31, 2019
U.S. Treasury securities	$50,952	$12	$(21)	$50,943
U.S. government agency securities	28,982	280	(19)	29,243
Obligations of states and political subdivisions:
Obligations of states and state agencies	78,116	540	(83)	78,573
Municipal bonds	90,662	902	(86)	91,478
Total obligations of states and political subdivisions	168,778	1,442	(169)	170,051
Residential mortgage-backed securities	1,248,814	11,234	(5,262)	1,254,786
Corporate and other debt securities	61,261	628	(111)	61,778
Total investment securities available for sale	$1,558,787	$13,596	$(5,582)	$1,566,801

The age of unrealized losses and fair value of related securities available for sale at June 30, 2020 and December 31, 2019 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2020
U.S. government agency securities	$—	$—	$1,627	$(28)	$1,627	$(28)
Obligations of states and political subdivisions:
Obligations of states and state agencies	24,913	(37)	1,036	(17)	25,949	(54)
Municipal bonds	210	(1)	—	—	210	(1)
Total obligations of states and political subdivisions	25,123	(38)	1,036	(17)	26,159	(55)
Residential mortgage-backed securities	101,162	(458)	49,368	(469)	150,530	(927)
Corporate and other debt securities	27,194	(864)	—	—	27,194	(864)
Total	$153,479	$(1,360)	$52,031	$(514)	$205,510	$(1,874)
December 31, 2019
U.S. Treasury securities	$25,019	$(21)	$—	$—	$25,019	$(21)
U.S. government agency securities	—	—	1,783	(19)	1,783	(19)
Obligations of states and political subdivisions:
Obligations of states and state agencies	18,540	(21)	8,755	(62)	27,295	(83)
Municipal bonds	—	—	13,177	(86)	13,177	(86)
Total obligations of states and political subdivisions	18,540	(21)	21,932	(148)	40,472	(169)
Residential mortgage-backed securities	240,412	(1,194)	282,798	(4,068)	523,210	(5,262)
Corporate and other debt securities	5,139	(111)	—	—	5,139	(111)
Total	$289,110	$(1,347)	$306,513	$(4,235)	$595,623	$(5,582)

Within the available for sale debt securities portfolio, the total number of security positions in an unrealized loss position was 95 and 182 at June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020, the fair value of available for sale debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.

The contractual maturities of available for sale debt securities at June 30, 2020 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$26,643	$26,742
Due after one year through five years	97,248	99,501
Due after five years through ten years	104,076	106,154
Due after ten years	72,696	74,265
Residential mortgage-backed securities	1,340,614	1,382,726
Total investment securities available for sale	$1,641,277	$1,689,388

Actual maturities of available for sale debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 4.8 years at June 30, 2020.
Impairment Analysis of Available For Sale Debt Securities
Valley's available for sale debt securities portfolio includes corporate bonds and special revenue bonds, among other securities, which may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers, including due to the economic effects of COVID-19.
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

The obligations of states and political subdivisions classified as available for sale include special revenue bonds which had an aggregate amortized cost and fair value of $80.2 million and $81.8 million, respectively, at June 30, 2020. There were $56 thousand in gross unrealized losses associated with the special revenue bonds as of June 30, 2020. Approximately 54 percent of the special revenue bonds were issued by the states of (or municipalities within) Utah, Illinois, North Carolina and Florida. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, our Credit Risk Management Department conducts a financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. These investments are a mix of municipal bonds with investment grade ratings or non-rated revenue bonds paying in accordance with their contractual terms. The vast majority of the bonds not rated by the rating agencies are state housing finance agency revenue bonds secured by Ginnie Mae securities that are commonly referred to as Tax Exempt Mortgage Securities (TEMS). Valley continues to monitor the special revenue bond portfolio as part of its quarterly impairment analysis.

Valley has evaluated available for sale debt securities that are in an unrealized loss position as of June 30, 2020 included in the table above and has determined that the declines in fair value are mainly attributable to market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment during the three and six months ended June 30, 2020 and, as a result, there is no allowance for credit losses for available for sale debt securities at June 30, 2020.

During the three months ended June 30, 2019, Valley recognized a $2.9 million other-than-temporary credit impairment charge on one special revenue bond classified as available for sale (within the obligations of states and state agencies in the tables above). The credit impairment was due to severe credit deterioration disclosed by the issuer in the second quarter of 2019, as well as the issuer's default on its contractual payment. At June 30, 2020, the impaired security had an adjusted amortized cost and fair value of $680 thousand and $1.4 million, respectively.

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

Held to Maturity Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at June 30, 2020 and December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2020
U.S. Treasury securities	$138,268	$9,147	$—	$147,415
U.S. government agency securities	6,657	264	—	6,921
Obligations of states and political subdivisions:
Obligations of states and state agencies	280,187	8,569	(545)	288,211
Municipal bonds	186,649	6,876	—	193,525
Total obligations of states and political subdivisions	466,836	15,445	(545)	481,736
Residential mortgage-backed securities	1,451,581	44,327	(309)	1,495,599
Trust preferred securities	37,335	48	(7,483)	29,900
Corporate and other debt securities	32,750	556	(1)	33,305
Total investment securities held to maturity	$2,133,427	$69,787	$(8,338)	$2,194,876
December 31, 2019
U.S. Treasury securities	$138,352	$5,761	$—	$144,113
U.S. government agency securities	7,345	58	(41)	7,362
Obligations of states and political subdivisions:
Obligations of states and state agencies	297,454	7,745	(529)	304,670
Municipal bonds	203,251	5,696	(10)	208,937
Total obligations of states and political subdivisions	500,705	13,441	(539)	513,607
Residential mortgage-backed securities	1,620,119	14,803	(5,350)	1,629,572
Trust preferred securities	37,324	39	(5,981)	31,382
Corporate and other debt securities	32,250	454	(20)	32,684
Total investment securities held to maturity	$2,336,095	$34,556	$(11,931)	$2,358,720

The age of unrealized losses and fair value of related debt securities held to maturity at June 30, 2020 and December 31, 2019 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2020
Obligations of states and political subdivisions:
Obligations of states and state agencies	$10,544	$(266)	$20,022	$(279)	$30,566	$(545)
Total obligations of states and political subdivisions	10,544	(266)	20,022	(279)	30,566	(545)
Residential mortgage-backed securities	37,394	(305)	2,710	(4)	40,104	(309)
Trust preferred securities	—	—	28,499	(7,483)	28,499	(7,483)
Corporate and other debt securities	17,749	(1)	—	—	17,749	(1)
Total	$65,687	$(572)	$51,231	$(7,766)	$116,918	$(8,338)
December 31, 2019
U.S. government agency securities	$5,183	$(41)	$—	$—	$5,183	$(41)
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,178	(55)	32,397	(474)	43,575	(529)
Municipal bonds	—	—	798	(10)	798	(10)
Total obligations of states and political subdivisions	11,178	(55)	33,195	(484)	44,373	(539)
Residential mortgage-backed securities	307,885	(1,387)	254,915	(3,963)	562,800	(5,350)
Trust preferred securities	—	—	29,990	(5,981)	29,990	(5,981)
Corporate and other debt securities	—	—	4,980	(20)	4,980	(20)
Total	$324,246	$(1,483)	$323,080	$(10,448)	$647,326	$(11,931)

Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 26 and 82 at June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.3 billion.

The contractual maturities of investments in debt securities held to maturity at June 30, 2020 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$92,432	$93,313
Due after one year through five years	171,778	179,833
Due after five years through ten years	203,555	215,200
Due after ten years	214,081	210,931
Residential mortgage-backed securities	1,451,581	1,495,599
Total investment securities held to maturity	$2,133,427	$2,194,876

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 3.9 years at June 30, 2020.

Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities through the use of the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at June 30, 2020 and December 31, 2019.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
June 30, 2020
U.S. Treasury securities	$138,268	$—	$—	$—	$138,268
U.S. government agency securities	6,657	—	—	—	6,657
Obligations of states and political subdivisions:
Obligations of states and state agencies	239,811	—	5,686	34,690	280,187
Municipal bonds	182,140	—	—	4,509	186,649
Total obligations of states and political subdivisions	421,951	—	5,686	39,199	466,836
Residential mortgage-backed securities	1,451,581	—	—	—	1,451,581
Trust preferred securities	—	—	—	37,335	37,335
Corporate and other debt securities	—	5,000	—	27,750	32,750
Total investment securities held to maturity	$2,018,457	$5,000	$5,686	$104,284	$2,133,427
December 31, 2019
U.S. Treasury securities	$138,352	$—	$—	$—	$138,352
U.S. government agency securities	7,345	—	—	—	7,345
Obligations of states and political subdivisions:
Obligations of states and state agencies	248,533	5,722	—	43,199	297,454
Municipal bonds	202,642	—	—	609	203,251
Total obligations of states and political subdivisions	451,175	5,722	—	43,808	500,705
Residential mortgage-backed securities	1,620,119	—	—	—	1,620,119
Trust preferred securities	—	—	—	37,324	37,324
Corporate and other debt securities	—	5,000	—	27,250	32,250
Total investment securities held to maturity	$2,216,991	$10,722	$—	$108,382	$2,336,095

Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At June 30, 2020, most of the obligations of states and political subdivisions were rated investment grade and the "non-rated" category included mostly TEMS securities secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

Allowance for Credit Losses for Held to Maturity Debt Securities

Valley has a zero loss expectation for certain securities within the held to maturity portfolio, and therefore it is not required to estimate an allowance for credit losses related to these securities under the CECL standard. After an evaluation of qualitative factors, Valley identified the following securities types which it believes qualify for this exclusion: U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds called TEMS.

To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third-party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. The model is adjusted for a probability weighted multi-scenario economic forecast to estimate future credit losses. Valley uses a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the investment security. The economic forecast methodology and governance for debt securities is aligned with Valley's economic forecast used for the loan portfolio discussed in more detail in Note 8. Accrued interest receivable is excluded from the estimate of credit losses.

At June 30, 2020, held to maturity debt securities were carried net of allowance for credit losses totaling $1.6 million.
The provision was not material during three and six months ended June 30, 2020, respectively, and there were no net charge-offs of debt securities in the respective periods.
Note 8. Loans and Allowance for Credit Losses for Loans

The detail of the loan portfolio as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Loans:
Commercial and industrial *	$6,884,689	$4,825,997
Commercial real estate:
Commercial real estate	16,571,877	15,996,741
Construction	1,721,352	1,647,018
Total commercial real estate loans	18,293,229	17,643,759
Residential mortgage	4,405,147	4,377,111
Consumer:
Home equity	471,115	487,272
Automobile	1,369,489	1,451,623
Other consumer	890,942	913,446
Total consumer loans	2,731,546	2,852,341
Total loans	$32,314,611	$29,699,208

*	Includes $2.2 billion of loans originated under the SBA Paycheck Protection Program (PPP), net of unearned fees totaling $62.1 million at June 30, 2020.

Total loans includes net unearned discounts and deferred loan fees of $131.3 million at June 30, 2020 and net unearned premiums and deferred loan costs of $12.6 million at December 31, 2019. Net unearned discounts and deferred loan fees at June 30, 2020 include the non-credit discount on PCD loans and net unearned fees related to SBA PPP loans.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $104.2 million and $86.3 million at June 30, 2020 and December 31, 2019, respectively, and is presented separately in the consolidated statements of financial condition.

Valley transferred and sold approximately $30.0 million and $216.3 million of residential mortgage loans from the loan portfolio to loans held for sale during the six months ended June 30, 2020 and 2019, respectively. Excluding the loan transfers, there were no sales of loans from the held for investment portfolio during the six months ended June 30, 2020 and 2019.

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

The following table presents past due, current and non-accrual loans without an allowance for credit losses by loan portfolio class (including PCD loans) at June 30, 2020.

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Credit Losses
	(in thousands)
June 30, 2020
Commercial and industrial	$6,206	$4,178	$5,220	$130,876	$146,480	$6,738,209	$6,884,689	$13,501
Commercial real estate:
Commercial real estate	13,912	1,543	—	43,678	59,133	16,512,744	16,571,877	40,476
Construction	—	—	—	3,308	3,308	1,718,044	1,721,352	2,830
Total commercial real estate loans	13,912	1,543	—	46,986	62,441	18,230,788	18,293,229	43,306
Residential mortgage	35,263	4,169	3,812	25,776	69,020	4,336,127	4,405,147	13,717
Consumer loans:
Home equity	3,236	864	363	5,326	9,789	461,326	471,115	145
Automobile	8,254	2,171	1,173	1,621	13,219	1,356,270	1,369,489	—
Other consumer	1,472	751	546	—	2,769	888,173	890,942	—
Total consumer loans	12,962	3,786	2,082	6,947	25,777	2,705,769	2,731,546	145
Total	$68,343	$13,676	$11,114	$210,585	$303,718	$32,010,893	$32,314,611	$70,669

The following table presents past due, non-accrual and current loans by loan portfolio class at December 31, 2019. At December 31, 2019, purchased credit-impaired (PCI) loans were excluded from past due and non-accrual loans reported because they continued to earn interest income from the accretable yield at the pool level. The PCI loan pools are accounted for as PCD loans (on a loan level basis with a related allowance for credit losses) under the CECL standard adopted at January 1, 2020 and reported in the past due loans and non-accrual loans in the tables above at June 30, 2020.

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	PCI Loans
	(in thousands)
December 31, 2019
Commercial and industrial	$11,700	$2,227	$3,986	$68,636	$86,549	$4,057,434	$682,014
Commercial real estate:
Commercial real estate	2,560	4,026	579	9,004	16,169	10,886,724	5,093,848
Construction	1,486	1,343	—	356	3,185	1,492,532	151,301
Total commercial real estate loans	4,046	5,369	579	9,360	19,354	12,379,256	5,245,149
Residential mortgage	17,143	4,192	2,042	12,858	36,235	3,760,707	580,169
Consumer loans:
Home equity	1,051	80	—	1,646	2,777	373,243	111,252
Automobile	11,482	1,581	681	334	14,078	1,437,274	271
Other consumer	1,171	866	30	224	2,291	900,411	10,744
Total consumer loans	13,704	2,527	711	2,204	19,146	2,710,928	122,267
Total	$46,593	$14,315	$7,318	$93,058	$161,284	$22,908,325	$6,629,599

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

The following table presents the internal loan classification risk by loan portfolio class by origination year (including PCD loans) based on the most recent analysis performed at June 30, 2020:

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$2,680,515	$697,134	$644,080	$306,259	$169,439	$422,608	$1,705,273	$466	$6,625,774
Special Mention	77	9,522	1,408	10,669	11,138	15,595	45,635	88	94,132
Substandard	5,963	7,356	1,269	2,155	3,331	13,704	13,040	57	46,875
Doubtful	—	1,340	—	17,577	—	97,769	1,222	—	117,908
Total commercial and industrial	$2,686,555	$715,352	$646,757	$336,660	$183,908	$549,676	$1,765,170	$611	$6,884,689
Commercial real estate
Risk Rating:
Pass	$1,589,407	$3,175,366	$2,480,315	$2,059,141	$1,957,684	$4,775,400	$198,836	$12,031	$16,248,180
Special Mention	—	18,913	31,799	18,620	32,853	73,609	3,496	—	179,290
Substandard	4,783	100	10,855	18,186	5,636	102,424	—	—	141,984
Doubtful	—	—	—	811	—	1,612	—	—	2,423
Total commercial real estate	$1,594,190	$3,194,379	$2,522,969	$2,096,758	$1,996,173	$4,953,045	$202,332	$12,031	$16,571,877
Construction
Risk Rating:
Pass	$43,118	$135,181	$160,452	$28,928	$49,000	$99,014	$1,186,010	$—	$1,701,703
Special Mention	—	—	—	—	9,774	435	6,114	—	16,323
Substandard	—	—	—	—	2,405	921	—	—	3,326
Total construction	$43,118	$135,181	$160,452	$28,928	$61,179	$100,370	$1,192,124	$—	$1,721,352

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in those loan classes (including PCD loans) based on payment activity by origination year as of June 30, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$414,014	$827,300	$851,792	$701,366	$426,897	$1,097,287	$73,757	$—	$4,392,413
90 days or more past due	—	1,316	2,973	3,880	4,565	—	—	—	12,734
Total residential mortgage	$414,014	$828,616	$854,765	$705,246	$431,462	$1,097,287	$73,757	$—	$4,405,147
Consumer loans
Home equity
Performing	$3,816	$12,678	$15,090	$11,387	$6,941	$18,823	$347,142	$53,086	$468,963
90 days or more past due	—	—	—	—	25	321	1,046	760	2,152
Total home equity	3,816	12,678	15,090	11,387	6,966	19,144	348,188	53,846	471,115
Automobile
Performing	184,095	524,849	338,665	200,947	75,553	42,550	—	—	1,366,659
90 days or more past due	49	921	824	620	197	219	—	—	2,830
Total automobile	184,144	525,770	339,489	201,567	75,750	42,769	—	—	1,369,489
Other Consumer
Performing	910	6,286	13,232	1,306	1,723	12,179	854,340	408	890,384
90 days or more past due	—	15	—	—	—	4	539	—	558
Total other consumer	910	6,301	13,232	1,306	1,723	12,183	854,879	408	890,942
Total Consumer	$188,870	$544,749	$367,811	$214,260	$84,439	$74,096	$1,203,067	$54,254	$2,731,546

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
Performing TDRs (not reported as non-accrual loans) totaled $53.9 million and $73.0 million as of June 30, 2020 and December 31, 2019, respectively. Non-performing TDRs totaled $85.6 million and $65.1 million as of June 30, 2020 and December 31, 2019, respectively.

The following table presents the pre- and post-modification amortized cost of loans by loan class modified as TDRs (excluding PCI loans prior to the adoption of ASU 2016-13) during the three and six months ended June 30, 2020 and 2019. Post-modification amounts are presented as of June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020			2019
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount
	($ in thousands)
Commercial and industrial	4	$9,052	$7,047	17	$14,663	$14,187
Commercial real estate:
Commercial real estate	1	885	900	1	3,067	3,067
Construction	2	435	218	—	—	—
Total commercial real estate	3	1,320	1,118	1	3,067	3,067
Residential mortgage	—	—	—	1	155	155
Total	7	$10,372	$8,165	19	$17,885	$17,409

	Six Months Ended June 30,
	2020			2019
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount
	($ in thousands)
Commercial and industrial	20	$22,196	$19,674	53	$38,216	$37,248
Commercial real estate:
Commercial real estate	2	4,748	4,762	2	4,665	4,665
Construction	2	435	218	—	—	—
Total commercial real estate	4	5,183	4,980	2	4,665	4,665
Residential mortgage	—	—	—	1	155	155
Total	24	$27,379	$24,654	56	$43,036	$42,068

The total TDRs presented in the above table had allocated reserves for loan losses of $8.4 million and $11.7 million at June 30, 2020 and 2019, respectively. There were $2.9 million and $3.7 million of partial charge-offs related to TDRs for the three and six months ended June 30, 2020, respectively. There were $1.1 million and $2.0 million of partial charge-offs related to TDRs for the three and six months ended June 30, 2019, respectively. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the three and six months ended June 30, 2020 and 2019.

Loans modified as TDRs (excluding PCI loan modifications prior to the adoption of ASU 2016-13) within the previous 12 months and for which there was a payment default (90 or more days past due) for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020		2019
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	20	$14,986	18	$12,322
Commercial real estate	—	—	1	383
Residential mortgage	1	220	—	—
Consumer	2	204	—	—
Total	23	$15,410	19	$12,705

	Six Months Ended June 30,
	2020		2019
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	20	$14,986	18	$12,322
Commercial real estate	—	—	1	383
Residential mortgage	1	220	2	215
Consumer	2	204	1	18
Total	23	$15,410	22	$12,938

In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that were insignificant, when requested by customers. These modifications complied with the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. As of June 30, 2020, Valley had approximately 7,000 loans totaling approximately $3.1 billion in their contractual deferred payment period in accordance with short-term modification terms. Under the applicable guidance, none of these loans were considered TDRs as of June 30, 2020.
Loans in Process of Foreclosure. Other real estate owned (OREO) totaled $8.3 million and $9.4 million at June 30, 2020 and December 31, 2019, respectively. OREO included foreclosed residential real estate properties totaling $2.5 million and $2.1 million at June 30, 2020 and December 31, 2019, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.8 million and $2.8 million at June 30, 2020 and December 31, 2019, respectively.

Allowance for Credit Losses for Loans
The allowance for credit losses for loans under the new CECL standard adopted on January 1, 2020, consisted of: (1) the allowance for loan losses and (2) the allowance for unfunded credit commitments. Prior periods reflect the allowance for credit losses for loans under the incurred loss model.
The following table summarizes the allowance for credit losses for loans at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$309,614	$161,759
Allowance for unfunded credit commitments	10,109	2,845
Total allowance for credit losses for loans	$319,723	$164,604

The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$41,025	$3,706	$74,876	$11,562
Provision for unfunded credit commitments	90	(1,606)	163	(1,462)
Total provision for credit losses for loans	$41,115	$2,100	$75,039	$10,100

Allowance for Loan Losses

The allowance for loan losses is a valuation account that is deducted from loans' amortized cost basis to present the net amount expected to be collected on loans. Valley's methodology to establish the allowance for loan losses has two basic components: (1) a collective (pooled) reserve component for estimated lifetime expected credit losses for pools of loans that share similar risk characteristics and (2) an individual reserve component for loans that do not share common risk characteristics.

Reserves for loans that share common risk characteristics. In estimating the component of the allowance on a collective basis, Valley uses a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics. The metrics are based on the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool, and the severity of loss, based on the aggregate net lifetime losses incurred. The model's expected losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) lending policies and procedures, (ii) current business conditions and economic developments that affect the loan collectability, (iii) concentration risks by size, type, and geography, (iv) the potential volume and migration of loan forbearances to non-performing status, and (v) the effect of external factors such as legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

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

Reserves for loans that that do not share common risk characteristics. Valley measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of collateral dependent, TDR, and expected TDR loans, based on the amount of lifetime expected credit losses calculated on those loans and charge-offs of those amounts determined to be uncollectible. Factors considered by Valley in measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as the allowance for credit losses. The effective interest rate used to discount expected cash flows is adjusted to incorporate expected prepayments, if applicable.

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
The following table presents collateral dependent loans by class as of June 30, 2020:

June 30, 2020
(in thousands)
Commercial and industrial	$124,323
Commercial real estate:
Commercial real estate	51,386
Construction	2,830
Total commercial real estate loans	54,216
Residential mortgage	15,581
Home equity	276
Total	$194,396

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

Allowance for Unfunded Credit Commitments

The allowance for unfunded credit commitments generally consists of undisbursed non-cancellable lines of credit, new loan commitments and commercial letters of credit valued using a similar methodology as used for loans. Management's estimate of expected losses inherent in these off-balance sheet credit exposures also incorporates estimated usage factors over the commitment's contractual period or an expected pull-through rate for new loan commitments. The allowance for unfunded credit commitments totaling $10.1 million at June 30, 2020 is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

The following table details the activity in the allowance for loan losses by loan portfolio segment for three and six months ended June 30, 2020 and 2019:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended June 30, 2020
Allowance for loan losses:
Beginning balance	$127,437	$111,585	$29,456	$14,864	$283,342
Loans charged-off	(14,024)	(27)	(5)	(2,601)	(16,657)
Charged-off loans recovered	799	51	545	509	1,904
Net (charge-offs) recoveries	(13,225)	24	540	(2,092)	(14,753)
Provision for loan losses	17,827	20,093	(366)	3,471	41,025
Ending balance	$132,039	$131,702	$29,630	$16,243	$309,614
Three Months Ended June 30, 2019
Allowance for losses:
Beginning balance	$94,630	$47,762	$5,139	$6,850	$154,381
Loans charged-off	(3,073)	—	—	(1,752)	(4,825)
Charged-off loans recovered	1,195	22	9	617	1,843
Net (charge-offs) recoveries	(1,878)	22	9	(1,135)	(2,982)
Provision for loan losses	1,632	1,194	71	809	3,706
Ending balance	$94,384	$48,978	$5,219	$6,524	$155,105

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Six Months Ended June 30, 2020
Allowance for loan losses:
Beginning balance	$104,059	$45,673	$5,060	$6,967	$161,759
Impact of ASU 2016-13 adoption*	15,169	49,797	20,575	6,990	92,531
Loans charged-off	(17,384)	(71)	(341)	(5,166)	(22,962)
Charged-off loans recovered	1,368	144	595	1,303	3,410
Net (charge-offs) recoveries	(16,016)	73	254	(3,863)	(19,552)
Provision for loan losses	28,827	36,159	3,741	6,149	74,876
Ending balance	$132,039	$131,702	$29,630	$16,243	$309,614
Six Months Ended June 30, 2019
Allowance for losses:
Beginning balance	$90,956	$49,650	$5,041	$6,212	$151,859
Loans charged-off	(7,355)	—	(15)	(3,780)	(11,150)
Charged-off loans recovered	1,678	43	10	1,103	2,834
Net (charge-offs) recoveries	(5,677)	43	(5)	(2,677)	(8,316)
Provision for loan losses	9,105	(715)	183	2,989	11,562
Ending balance	$94,384	$48,978	$5,219	$6,524	$155,105

*	Includes a $61.6 million reclassification adjustment representing the estimated expected credit losses for PCD loans.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at June 30, 2020 and December 31, 2019.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
June 30, 2020
Allowance for loan losses:
Individually evaluated for credit losses	$69,333	$1,237	$430	$498	$71,498
Collectively evaluated for credit losses	62,706	130,465	29,200	15,745	238,116
Total	$132,039	$131,702	$29,630	$16,243	$309,614
Loans:
Individually evaluated for credit losses	$138,120	$77,914	$22,148	$3,096	$241,278
Collectively evaluated for credit losses	6,746,569	18,215,315	4,382,999	2,728,450	32,073,333
Total	$6,884,689	$18,293,229	$4,405,147	$2,731,546	$32,314,611
December 31, 2019
Allowance for loan losses:
Individually evaluated for credit losses	$36,662	$1,338	$518	$58	$38,576
Collectively evaluated for credit losses	67,397	44,335	4,542	6,909	123,183
Total	$104,059	$45,673	$5,060	$6,967	$161,759
Loans:
Individually evaluated for credit losses	$100,860	$51,242	$10,689	$853	$163,644
Collectively evaluated for credit losses	4,043,123	12,347,368	3,786,253	2,729,221	22,905,965
Loans acquired with discounts related to credit quality	682,014	5,245,149	580,169	122,267	6,629,599
Total	$4,825,997	$17,643,759	$4,377,111	$2,852,341	$29,699,208

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

Purchased Credit-Impaired Loans

The table below includes disclosure requirements prior to the adoption of ASU No. 2016-13 on January 1, 2020, and presents the changes in the accretable yield for PCI loans during the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Balance, beginning of period	$890,771	$875,958
Accretion	(55,014)	(108,506)
Net increase in expected cash flows	18,130	86,435
Balance, end of period	$853,887	$853,887

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2019	$21,218	$306,572	$825,767	$220,068	$1,373,625
Goodwill from business combinations	—	121	1,654	9	1,784
Balance at June 30, 2020	$21,218	$306,693	$827,421	$220,077	$1,375,409

*	Valley’s Wealth Management Division is comprised of trust, asset management and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the six months ended June 30, 2020, Valley recorded additional goodwill as set forth in the table above related to the Oritani acquisition, reflecting the effect of the combined adjustments to the fair value of certain loans and deferred tax assets as of the acquisition date. Certain estimates for acquired assets and assumed liabilities are subject to change for up to one year after the acquisition date. See Note 2 for details.

During the second quarter 2020, Valley performed the annual goodwill impairment test at its normal assessment date. As a result, there was no charge for impairment of goodwill during the three and six months ended June 30, 2020 and 2019.

The following table summarizes other intangible assets as of June 30, 2020 and December 31, 2019:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
June 30, 2020
Loan servicing rights	$98,127	$(74,624)	$(825)	$22,678
Core deposits	101,160	(47,118)	—	54,042
Other	3,945	(2,744)	—	1,201
Total other intangible assets	$203,232	$(124,486)	$(825)	$77,921
December 31, 2019
Loan servicing rights	$94,827	$(70,095)	$(47)	$24,685
Core deposits	101,160	(40,384)	—	60,776
Other	3,945	(2,634)	—	1,311
Total other intangible assets	$199,932	$(113,113)	$(47)	$86,772

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net impairment charges on its loan servicing rights totaling $669 thousand and $778 thousand for the three and six months ended June 30, 2020, respectively. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $107 thousand and $83 thousand for the three and six months ended June 30, 2019, respectively. See the “Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis” section of Note 6 for additional information regarding the fair valuation.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 8.9 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 7.6 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and six months ended June 30, 2020 and 2019.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2020 through 2024:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2020	$5,161	$6,629	$110
2021	4,179	11,607	206
2022	3,226	9,876	191
2023	2,483	8,146	131
2024	1,931	6,537	117

Valley recognized amortization expense on other intangible assets, including net impairment (or recovery of impairment) charges on loan servicing rights, totaling approximately $6.7 million and $4.2 million for the three months ended June 30, 2020 and 2019, respectively, and $12.2 million and $8.5 million for the six months ended June 30, 2020 and 2019, respectively.
Note 10. Borrowed Funds

Short-Term Borrowings

Short-term borrowings at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
FHLB advances	$1,235,000	$940,000
Federal funds purchased	678,900	—
Securities sold under agreements to repurchase	168,980	153,280
Total short-term borrowings	$2,082,880	$1,093,280

The contractual weighted average interest rate for short-term borrowings was 0.37 percent and 1.68 percent at June 30, 2020 and December 31, 2019, respectively. Short-term FHLB advances totaling $500 million were hedged with cash flow interest rate swaps during the six months ended June 30, 2020. See Note 12 for additional details.

Long-Term Borrowings

Long-term borrowings at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
FHLB advances, net (1)	$2,153,052	$1,480,012
Subordinated debt, net (2)	404,455	292,414
Securities sold under agreements to repurchase	350,000	350,000
Other	28	—
Total long-term borrowings	$2,907,535	$2,122,426

(1)
FHLB advances are presented net of unamortized prepayment penalties and other purchase accounting adjustments totaling $1.2 million and $2.8 million at June 30, 2020 and December 31, 2019, respectively.

(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $2.9 million and $1.2 million at June 30, 2020 and December 31, 2019, respectively.

FHLB advances. Long-term FHLB advances had a weighted average interest rate of 2.13 percent and 2.23 percent at June 30, 2020 and December 31, 2019, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at June 30, 2020 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2020	$30,000
2021	994,769
2022	121,420
2023	428,164
2024	300,000
Thereafter	279,931
Total long-term FHLB advances	$2,154,284

There are no FHLB advances with scheduled repayments in years 2020 and thereafter, reported in the table above, which are callable for early redemption by the FHLB during 2020.

Securities sold under agreements to repurchase (repos). The long-term repos had a weighted average interest rate of 2.88 percent and 1.94 percent at June 30, 2020 and December 31, 2019, respectively.

The long-term repos at June 30, 2020 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2021	$300,000
2022	50,000
Total long-term securities sold under agreements to repurchase	$350,000

Subordinated debt. On June 5, 2020, Valley issued $115.0 million of 5.25 percent Fixed-to-Floating Rate subordinated notes due June 15, 2030. Interest on the subordinated notes during the initial five year term through June 15, 2025 is payable semi-annually on June 15 and December 15. Thereafter, interest is expected to be set based on Three-Month Term SOFR plus 514 basis points and paid quarterly through maturity of the notes. The subordinated notes had a carrying value of $113.1 million at June 30, 2020, net of debt issuance costs.
Valley also had the following subordinated debt outstanding at June 30, 2020:

•	$100 million of 4.55 percent subordinated notes due July 30, 2025 with no call dates or prepayments allowed unless certain conditions exist;

•	$125 million of 5.125 percent subordinated notes due September 27, 2023 with no call dates or prepayments allowed, unless certain conditions exist; and

•	$60 million of 6.25 percent subordinated notes due April 1, 2026 and callable beginning April 1, 2021.
See Note 11 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2019 for further details.
Note 11. Stock–Based Compensation
Valley currently has one active employee stock plan, the 2016 Long-Term Stock Incentive Plan (the 2016 Stock Plan), adopted by Valley’s Board of Directors on January 29, 2016 and approved by its shareholders on April 28, 2016. The 2016 Stock Plan is administered by the Compensation and Human Resources Committee (the Committee) appointed by Valley's Board of Directors. The Committee can grant awards to officers and key employees of Valley. The primary purpose of the 2016 Stock Plan is to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business.

Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors (for acting in their roles as board members). As of June 30, 2020, 2.5 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third-party specialist using a Monte Carlo valuation model.
Restricted Stock Units (RSUs). Valley granted 142 thousand and 92 thousand of time-based RSUs during the three months ended June 30, 2020 and 2019, respectively, and 1.2 million and 826 thousand during the six months ended June 30, 2020 and 2019, respectively. Generally, time-based RSUs vest ratably one-third each year over a three-year vesting period. The average grant date fair value of the RSUs granted during the six months ended June 30, 2020 and 2019 was $10.48 per share and $10.40 per share, respectively.
Valley granted 589 thousand and 532 thousand of performance-based RSUs to certain executive officers for the six months ended June 30, 2020 and 2019, respectively. The performance-based RSU awards include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share plus dividends and RSUs with vesting conditions based upon Valley's total shareholder return as compared to our peer group. The RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date or forfeited if the performance conditions are not met. The grant date fair value of the RSUs granted during the six months ended June 30, 2020 and 2019 was $10.82 per share and $10.43 per share, respectively.

Valley recorded total stock-based compensation expense of $4.2 million for both the three months ended June 30, 2020 and 2019, and $8.2 million and $8.3 million for the six months ended June 30, 2020 and 2019, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of June 30, 2020, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $25.4 million and will be recognized over an average remaining vesting period of 2.0 years.
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

During the six months ended June 30, 2020, Valley entered into new interest rate swap agreements designated as cash flow hedges with a total notional amount of $900 million. The swaps are intended to hedge the changes in cash flows associated with certain FHLB advances and brokered deposits. Valley is required to pay fixed-rates of interest ranging from 0.46 percent to 0.67 percent and receives variable rates of interest that reset quarterly based on three-month LIBOR. Expiration dates for the swaps range from April 2021 to March 2022.

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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At June 30, 2020, Valley had 22 credit swaps with an aggregate notional amount of $166.4 million related to risk participation agreements.

At June 30, 2020, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	June 30, 2020			December 31, 2019
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$4,722	$1,030,000	$—	$1,484	$180,000
Fair value hedge interest rate swaps	—	147	7,147	—	229	7,281
Total derivatives designated as hedging instruments	$—	$4,869	$1,037,147	$—	$1,713	$187,281
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$467,606	$161,997	$7,293,947	$158,382	$42,020	$4,113,106
Mortgage banking derivatives	669	3,407	558,379	150	193	142,760
Total derivatives not designated as hedging instruments	$468,275	$165,404	$7,852,326	$158,532	$42,213	$4,255,866

The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments. As a result, the fair value of the designated cash flow interest rate swaps assets and designated and non-designated interest rate swaps liabilities were offset by variation margins posted by (with) the applicable counterparties and reported in the table above on a net basis at June 30, 2020 and December 31, 2019.
Gains (losses) included in the consolidated statements of income and other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Amount of gain (loss) reclassified from accumulated other comprehensive loss to interest expense	$438	$(383)	$(177)	$(673)
Amount of loss recognized in other comprehensive income	(1,773)	(962)	(3,253)	(1,512)

The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $5.9 million and $3.7 million at June 30, 2020 and December 31, 2019, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $4.5 million will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Derivative - interest rate swaps:
Interest income	$71	$49	$82	$73
Hedged item - loans:
Interest income	$(71)	$(49)	$(82)	$(73)

The following table presents the hedged items related to interest rate derivatives designated as hedges of fair value and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at June 30, 2020 and December 31, 2019.

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in thousands)
Loans	$7,294	$7,510	$147	$229

The net losses (gains) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$1,416	$(347)	$1,505	$(757)

Other non-interest income included fee income related to non-designated hedge derivative interest rate swaps (not designated as hedging instruments) executed with commercial loan customers totaling $14.7 million and $5.4 million for the three months ended June 30, 2020 and 2019, respectively, and $28.9 million and $9.5 million for the six months ended June 30, 2020 and 2019, respectively.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of June 30, 2020, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of June 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $176.7 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
Note 13. Balance Sheet Offsetting
Certain financial instruments, including interest rate swap derivatives and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds (i.e., the threshold for posting collateral is reduced to zero, subject to certain minimum transfer amounts). Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default.
The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of June 30, 2020 and December 31, 2019.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments		Cash Collateral		Net Amount
	(in thousands)
June 30, 2020
Assets:
Interest rate swaps	$467,606	$—	$467,606	$—		$—		$467,606
Liabilities:
Interest rate swaps	$166,866	$—	$166,866	$—		$(166,866)		$—
Repurchase agreements	350,000	—	350,000	(350,000)	*	—		—
Total	$516,866	$—	$516,866	$(350,000)		$(166,866)		$—
December 31, 2019
Assets:
Interest rate swaps	$158,382	$—	$158,382	$(118)		$—		$158,264
Liabilities:
Interest rate swaps	$43,733	$—	$43,733	$(118)		$(16,881)		$26,734
Repurchase agreements	350,000	—	350,000	(350,000)	*	—	*	—
Total	$393,733	$—	$393,733	$(350,118)		$(16,881)		$26,734

*	Represents the fair value of non-cash pledged investment securities.
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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$22,874	$25,049
Other tax credit investments, net	51,569	59,081
Total tax credit investments, net	$74,443	$84,130
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,402	$1,539
Unfunded other tax credit commitments	1,139	1,139
Total unfunded tax credit commitments	$2,541	$2,678

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,393	$1,708	$2,627	$3,421
Other tax credit investment credits and tax benefits	2,540	2,158	3,840	4,961
Total reduction in income tax expense	$3,933	$3,866	$6,467	$8,382
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$537	$593	$1,091	$1,266
Affordable housing tax credit investment impairment losses	665	794	1,083	1,524
Other tax credit investment losses	679	2,509	1,223	3,496
Other tax credit investment impairment losses	1,535	967	3,247	5,750
Total amortization of tax credit investments recorded in non-interest expense	$3,416	$4,863	$6,644	$12,036

Note 15. Business Segments

Valley has four business segments that it monitors and reports on to manage Valley’s business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Valley’s reportable segments have been determined based upon its internal structure of operations and lines of business. Each business segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average earning assets and/or liabilities outstanding for the period. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

The following tables represent the financial data for Valley’s four business segments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,214,368	$24,826,832	$5,737,187	$—	$37,778,387

Interest income	$66,807	$255,152	$27,623	$(1,057)	$348,525
Interest expense	11,469	40,640	9,728	4,129	65,966
Net interest income (loss)	55,338	214,512	17,895	(5,186)	282,559
Provision for credit losses	3,106	38,009	41	—	41,156
Net interest income (loss) after provision for credit losses	52,232	176,503	17,854	(5,186)	241,403
Non-interest income	17,175	16,172	5,823	5,660	44,830
Non-interest expense	20,440	23,250	642	112,834	157,166
Internal expense transfer	19,406	66,858	15,505	(101,769)	—
Income (loss) before income taxes	$29,561	$102,567	$7,530	$(10,591)	$129,067
Return on average interest earning assets (pre-tax)	1.64%	1.65%	0.52%	N/A	1.37%

	Three Months Ended June 30, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,756,322	$18,796,093	$4,324,969	$—	$29,877,384

Interest income	$67,617	$229,366	$31,966	$(1,207)	$327,742
Interest expense	23,428	65,141	14,994	3,945	107,508
Net interest income (loss)	44,189	164,225	16,972	(5,152)	220,234
Provision for credit losses	885	1,215	—	—	2,100
Net interest income (loss) after provision for credit losses	43,304	163,010	16,972	(5,152)	218,134
Non-interest income	13,037	7,688	2,560	4,318	27,603
Non-interest expense	18,392	26,324	216	96,805	141,737
Internal expense transfer	19,291	53,722	12,399	(85,412)	—
Income (loss) before income taxes	$18,658	$90,652	$6,917	$(12,227)	$104,000
Return on average interest earning assets (pre-tax)	1.10%	1.93%	0.64%	N/A	1.39%

	Six Months Ended June 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,215,756	$23,804,558	$5,205,918	$—	$36,226,232

Interest income	$135,062	$520,027	$59,392	$(2,163)	$712,318
Interest expense	31,169	102,826	22,488	7,937	164,420
Net interest income (loss)	103,893	417,201	36,904	(10,100)	547,898
Provision for credit losses	9,891	65,148	800	—	75,839
Net interest income (loss) after provision for credit losses	94,002	352,053	36,104	(10,100)	472,059
Non-interest income	31,852	31,771	8,965	13,639	86,227
Non-interest expense	40,311	47,408	1,029	224,074	312,822
Internal expense transfer	39,741	131,054	28,680	(199,475)	—
Income (loss) before income taxes	$45,802	$205,362	$15,360	$(21,060)	$245,464
Return on average interest earning assets (pre-tax)	1.27%	1.73%	0.59%	N/A	1.36%

	Six Months Ended June 30, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,788,511	$18,615,885	$4,316,619	$—	$29,721,015

Interest income	$135,644	$449,650	$65,190	$(2,518)	$647,966
Interest expense	45,952	126,012	29,220	7,900	209,084
Net interest income (loss)	89,692	323,638	35,970	(10,418)	438,882
Provision for credit losses	2,983	7,117	—	—	10,100
Net interest income (loss) after provision for credit losses	86,709	316,521	35,970	(10,418)	428,782
Non-interest income	26,819	14,470	4,678	89,309	135,276
Non-interest expense	37,097	51,568	303	200,564	289,532
Internal expense transfer	38,718	106,259	24,686	(169,663)	—
Income (loss) before income taxes	$37,713	$173,164	$15,659	$47,990	$274,526
Return on average interest earning assets (pre-tax)	1.11%	1.86%	0.73%	N/A	1.85%

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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations, including the potential effects of the COVID-19 pandemic on our businesses and financial results and conditions. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “will,” “opportunity,” “allow,” “continues,” “would,” “could,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, include, but are not limited to:

•	the impact of COVID-19 on the U.S. and the global economies, including business disruptions, reductions in employment and an increase in business failures, specifically among our clients;

•
the impact of COVID-19 on our employees and our ability to provide services to our customers and respond to their needs as more cases of COVID-19 arise in various locations, including Florida and Alabama;

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

As discussed further in the "Allowance for Credit Losses" section in this MD&A, we incorporated a multi-scenario economic forecast for estimating lifetime expected credit losses at June 30, 2020. As a result of the deterioration in economic conditions caused by the COVID-19 pandemic during the first half of 2020 and the related increase in economic uncertainty, we increased our probability weighting for the most severe economic scenario as compared to those at January 1, 2020. As a result, over 40 percent of the provision of credit losses for loans totaling $75.0 million for the six months ended June 30, 2020 reflected the impact of the adverse economic forecast within Valley's lifetime expected credit loss estimate.

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

Executive Summary

Company Overview. At June 30, 2020, Valley had consolidated total assets of approximately $41.7 billion, total net loans of $32.0 billion, total deposits of $31.4 billion and total shareholders’ equity of $4.5 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, Florida and Alabama. Of our current 236 branch network, 59 percent, 16 percent, 18 percent and 7 percent of the branches are in New Jersey, New York, Florida and Alabama, respectively. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years primarily through bank acquisitions, including our acquisition of Oritani Financial Corp. (Oritani) on December 1, 2019. See Note 2 to the consolidated financial statements for more information regarding the Oritani acquisition.

Impact of COVID-19. The widespread outbreak of the novel Coronavirus Disease 2019 (COVID-19) has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity, including in the markets that we serve. Our markets within Florida and Alabama have experienced a recent increase in COVID-19 infection rates and such negative trends could hamper reopening and economic recovery in these markets. Uncertainties and disruptions from COVID-19 have slowed our traditional new commercial loan volumes and many consumer loan products, such as automobile loans during the second quarter 2020. Any sustained economic downturn or other long-term changes in consumer and business behaviors from COVID-19 may also adversely impact the value of assets that serve as collateral for our loans.

The $659 billion Paycheck Protection Program (PPP) provided for in the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as supplemented by the Paycheck Protection Program and Health Care Enhancement Act (Enhancement Act), was designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee 8 to 24 weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. Valley National Bank is a certified Small Business Administration (SBA) lender and during the second quarter of 2020 dedicated significant staff and other resources to help our customers complete and submit their applications and supporting documentation for loans offered under the program, obtain SBA approval and receive funding as quickly as possible. To date, Valley has facilitated over 12,800 SBA-approved PPP loans and had over $2.2 billion of these loans outstanding as of June 30, 2020. We expect the majority of these loans to be forgiven in accordance with rules, application and documentation requirements for this program, some of which have only recently been released. The loan forgiveness rules may be subject to further revisions and additional SBA guidance in the coming months.

During the latter part of second quarter 2020, we have taken steps to reopen most branches in New Jersey and New York that had been either temporarily closed or had reduced lobby services due to COVID-19, while acting with an abundance of caution in order to safeguard the health and wellness of our customers and employees. We will continue to closely monitor local conditions in the areas we serve and will take actions as circumstances warrant, which may necessitate resumption of certain branch or other office closures and reduced lobby services. Our business continuity plan continues to remain in effect and a significant portion of our non-customer facing employees continue to work remotely as we work through our return to work plans and monitor the level of the health crisis in our primary markets.

In response to the COVID-19 pandemic and its economic impact on certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. To date, Valley has granted over 10,000 loan forbearances totaling approximately $4.6 billion in support of our customers. Of these, approximately 5,000 loans totaling $1.9 billion have completed the contractual deferral period and returned to regularly scheduled payments.

Significant uncertainties as to future economic conditions exist, and we have taken purposeful actions in response, including continued heightened levels of balance sheet liquidity during the second quarter 2020. Additionally, the economic pressures, coupled with the implementation of an expected loss methodology for determining our provision for credit losses as required by CECL, have contributed to an increased provision for credit losses for the first half of 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act, Enhancement Act and other government stimulus or Federal Reserve actions. However, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain. See the "Operating Environment" section and our risk factors under Part II Item 1A below for more details.

Branch Transformation. As previously disclosed, Valley has embarked on a strategy to overhaul its retail network. Over one year ago, we established the foundation of what the transformation of our branch network would look like in coming years. At that time, we identified 74 branches that did not meet certain internal performance measures, including 20 branches that were closed and consolidated by the end of the first quarter 2019. For the remaining 54 branches, we implemented tailored action plans focused on improving profitability and deposit levels, as well as upgrades in staffing and training, within a defined timeline. During the first quarter 2020, we permanently closed an additional 9 branches located in New Jersey, including the consolidation of 6 acquired Oritani branches into nearby legacy Valley branches. We currently expect to permanently close 10 branches during the remainder of 2020. For the remaining branch network, we continue to monitor the operating performance of each branch and implement tailored action plans focused on improving profitability and deposit levels for those branches that underperform. At this time, we plan to reopen branches temporarily closed due to the impact of the COVID-19 pandemic, although the timing of reopening these branches is uncertain.
Quarterly Results. Net income for the second quarter 2020 was $95.6 million, or $0.23 per diluted common share, compared to $76.5 million, or $0.22 per diluted common share, for the second quarter 2019. The $19.1 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $62.3 million increase in net interest income driven by organic and Oritani acquired loan growth over the last 12 months combined with our ability to significantly reduce our deposit and other funding costs in the current low interest rate environment, (ii) a $17.2 million increase in non-interest income mainly caused by strong commercial loan customer swap fees, higher BOLI income and additional gains on the sales of residential mortgage loans, partially offset by (iii) a $39.1 million increase in our provision for credit losses for loans due to the adoption of CECL and the impact of the COVID-19 pandemic on the model results, (iv) a $15.4 million increase in non-interest expense due to our expanded franchise following the Oritani acquisition, higher technology consulting and certain additional expenses due to COVID-19, and (v) a $5.9 million increase in income tax expense. See the “Net Interest Income”, “Non-Interest Income”, “Non-Interest Expense”, and “Income Taxes” sections below for more details on the items above impacting our second quarter 2020 results, as well as other items discussed elsewhere in this MD&A, for more details on the impact of the items above on our second quarter 2020 results.

Operating Environment. During the second quarter 2020, real gross domestic product declined 32.9 percent. COVID-19 and the measures taken to mitigate the health crisis have caused households and businesses to sharply reduce consumption and investment. As a result, job losses have increased sharply while prices for goods and services have fallen. The unemployment rate was 11.1 percent in June 2020 compared to 4.4 percent in March of this year. The ongoing public health crisis will weigh heavily on economic activity, employment and inflation. To support the flow of credit, the Federal Reserve reduced the target range for the federal funds rate earlier this year. In addition, the Federal Reserve began purchasing Treasury securities and agency residential and commercial mortgage-backed securities. Currently, the target range for the federal funds rate is between zero and 0.25 percent. The 10-year U.S. Treasury note yield ended the second quarter at 0.66 percent, 134 basis points lower compared with June 30, 2019.

The current economic environment has weakened traditional commercial loan demand, while residential mortgage loan volumes for both purchased and refinanced activity are relatively solid in the early stages of the third quarter 2020. The low market interest rates for new loans will continue to put pressure on our overall loan yields and net interest margin. In parts of the Bank’s footprint, particularly Florida, the number have COVID-19 cases have recently increased, which may hinder attempts to resume normal business activity in those regions. More broadly, the ongoing health crisis has caused household and business confidence to remain subdued which is likely to weigh on Valley’s financial results, as highlighted in the remaining MD&A discussion below.
Loans. Loans increased $1.9 billion to approximately $32.3 billion at June 30, 2020 from March 31, 2020 largely due to approximately $2.2 billion of SBA PPP loan originations within the commercial and industrial loan category during the second quarter 2020. Commercial real estate loans increased $181.6 million, or 4.4 percent on an annualized basis, to $16.6 billion at June 30, 2020 as compared to March 31, 2020 mainly due to our strong loan commitment pipeline at March 31, 2020 and slower repayment activity in the second quarter. Residential mortgage and the consumer loan categories all experienced moderate declines in the second quarter due to the impact of COVID-19 and our normal mortgage banking sales activity. During the second quarter 2020, we originated $296 million of residential mortgage loans for sale rather than held for investment and sold approximately $237 million of these loans. Residential mortgage loans held for sale at fair value totaled $120.6 million and $58.9 million at June 30, 2020 and March 31, 2020, respectively. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Total non-performing assets (NPAs), consisting of non-accrual loans, other real estate owned (OREO), other repossessed assets and non-accrual debt securities increased $3.7 million to $224.2 million at June 30, 2020 as compared to March 31, 2020. Non-accrual loans increased $4.7 million to $210.6 million at June 30, 2020 as compared to March 31, 2020 partially due to one commercial real estate loan which moved to non-accrual status during the second quarter 2020, as well as a moderately higher level of non-accrual consumer loans at June 30, 2020. Non-accrual loans represented 0.65 percent of total loans at June 30, 2020, as compared to 0.68 percent at March 31, 2020.
Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) decreased $66.3 million to $93.1 million, or 0.29 percent of total loans, at June 30, 2020 as compared to $159.4 million, or 0.52 percent of total loans, at March 31, 2020 due to a decline in early stage delinquencies for all loan categories. Commercial real estate loans past due 30 to 59 days and 60 to 89 days decreased by $27.8 million and $14.4 million, respectively, as compared to March 31, 2020. The improved performance within the 30 to 59 day category was mainly due to restored customer payments delayed by business disruptions caused by COVID-19 related factors at the end of the first quarter 2020. Commercial real estate loans past due 60 to 90 days at June 30, 2020 declined primarily due to the normal renewal of a $13.8 million performing matured loan reported in this category at March 31, 2020. See further details in the "Non-performing Assets" section below.
Deposits and Other Borrowings. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 27 percent, 45 percent and 28 percent of total deposits as of June 30, 2020, respectively. Overall, average deposits increased by $2.0 billion to $30.8 billion for the second quarter 2020 as compared to the first quarter 2020. Our mix of the deposit categories of total average deposits for the second quarter 2020 as compared to the first quarter 2020 experienced a shift to non-interest bearing deposits largely due to new deposits resulting from the funding of customer PPP loans, as well as a continued migration of maturing retail CD customers into more flexible and lower-cost transaction account types.
Actual ending balances for deposits increased $2.4 billion to approximately $31.4 billion at June 30, 2020 from March 31, 2020 largely due to increases of $2.0 billion and $666.6 million in non-interest bearing deposits and interest-bearing deposits without stated maturities, respectively. The increases were mostly driven by the aforementioned deposits from PPP loan customers, higher depositor balances due to the uncertain financial markets, as well as a partial shift to more liquid account types for maturing retail CD customers. As a result, time deposits decreased $294.3 million at June 30, 2020 as compared to March 31, 2020. Total brokered deposits (consisting of both time and money market deposit accounts) were $3.6 billion at June 30, 2020 as compared to $3.4 billion at March 31, 2020. While we believe the current operating environment will likely continue to be favorable for Valley’s deposit gathering initiatives, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at June 30, 2020. Additionally, the vast majority of the PPP loan customers that are Valley depositors are expected to use the funds for qualifying payroll and other costs over an 8 to 24 week period to obtain loan forgiveness. The resulting outflow of funds for such expenditures may contribute to lower levels of deposit balances in the second half of 2020.
Average short-term borrowings increased $1.0 billion to $2.3 billion for the second quarter 2020 as compared to the first quarter 2020 driven by our prudent steps to increase our liquidity levels starting in the end of the first quarter 2020 in the face of the escalating economic crisis created by the COVID-19 pandemic. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) increased by $111.0 million to $2.9 billion for the second quarter 2020 as compared to the first quarter 2020 mostly due to $100 million of new long-term FHLB advances executed in March 2020 as part of our overall liquidity strategy.
Actual ending balances for short-term borrowings moderately decreased by $12.8 million to $2.1 billion at June 30, 2020 as compared to March 31, 2020. Long-term borrowings increased $101.9 million to $2.9 billion at June 30, 2020 as compared to March 31, 2020 mainly due to our $115.0 million issuance of 5.25 percent fixed-to-floating rate subordinated notes on June 5, 2020.
Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Return on average assets	0.92%	0.94%	0.92%	1.17%
Return on average assets, as adjusted	0.92	0.96	0.93	0.95

Return on average shareholders’ equity	8.54	8.79	8.23	11.04
Return on average shareholders’ equity, as adjusted	8.57	9.05	8.29	8.94

Return on average tangible shareholders’ equity (ROATE)	12.66	13.16	12.26	16.65
ROATE, as adjusted	12.70	13.56	12.34	13.49

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

Adjusted net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income, as reported	$95,601	$76,468	$182,869	$189,798
Add: Net impairment losses on securities (net of tax)	—	2,078	—	2,078
Add: Losses (gains) on securities transactions (net of tax)	29	(8)	58	15
Add: Severance expense (net of tax) (1)	—	—	—	3,433
Add: Tax credit investment impairment (net of tax) (2)	—	—	—	1,757
Add: Merger related expenses (net of tax) (3)	263	25	1,199	25
Add: Income tax expense (4)	—	223	—	12,323
Less: Gain on sale-leaseback transaction (net of tax) (5)	—	—	—	(55,707)
Net income, as adjusted	$95,893	$78,786	$184,126	$153,722

(1)    Severance expense is included in salary and employee benefits expense.
(2)    Impairment is included in the amortization of tax credit investments.

(3)	Merger related expenses are primarily within salary and employee benefits expense, professional and legal fees, and other non-interest expenses.

(4)	Income tax expense related to reserves for uncertain tax positions.

(5)	The gain on sale leaseback transactions is included in net gains on the sales of assets within other non-interest income.

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Net income, as adjusted	$95,893	$78,786	$184,126	$153,722
Average assets	$41,503,514	$32,707,144	$39,800,441	$32,502,744
Annualized return on average assets, as adjusted	0.92%	0.96%	0.93%	0.95%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Net income, as adjusted	$95,893	$78,786	$184,126	$153,722
Average shareholders' equity	$4,477,446	$3,481,519	$4,443,016	$3,438,344
Annualized return on average shareholders' equity, as adjusted	8.57%	9.05%	8.29%	8.94%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Net income	$95,601	$76,468	$182,869	$189,798
Net income, as adjusted	$95,893	$78,786	$184,126	$153,722
Average shareholders’ equity	$4,477,446	$3,481,519	$4,443,016	$3,438,344
Less: Average goodwill and other intangible assets	1,456,781	1,156,703	1,458,885	1,158,596
Average tangible shareholders’ equity	$3,020,665	$2,324,816	$2,984,131	$2,279,748
Annualized ROATE	12.66%	13.16%	12.26%	16.65%
Annualized ROATE, as adjusted	12.70%	13.56%	12.34%	13.49%

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

Net interest income on a tax equivalent basis totaling $283.5 million for the second quarter 2020 increased $62.1 million as compared to the second quarter 2019 and increased $17.2 million as compared to the first quarter 2020. The increase as compared to the first quarter 2020 was largely driven by our ability to significantly reduce our deposit and other funding costs in the current low interest rate environment and a $2.0 billion increase in average loan balances largely resulting from PPP loan originations. Interest expense of $66.0 million for the second quarter 2020 decreased $32.5 million as compared to the first quarter 2020 largely due to the overall lower cost of funds, partially offset by the interest cost associated with higher average interest-bearing deposits without stated maturities and other borrowings. However, interest income on a tax equivalent basis decreased $15.3 million to $349.5 million for the second quarter 2020 as compared to the first quarter 2020. The decrease was mainly due to overall lower loan yields caused, in part, by normal repayments of higher yielding loans, variable rate loan resets and a $3.1 million decline in loan discount accretion in second quarter 2020 due to lower prepayments for certain loans.

Average interest earning assets increased $7.9 billion to $37.8 billion for the second quarter 2020 as compared to the second quarter 2019 primarily due to $3.8 billion of interest earning assets acquired from Oritani and organic loan growth over the 12-month period, including $2.2 billion of PPP loans originated in the second quarter 2020. As compared to the first quarter 2020, average interest earning assets increased by $3.1 billion from $34.7 billion largely due to the PPP loan originations and higher overnight funds resulting from our increased liquidity levels in response to the COVID-19 pandemic.

Average interest bearing liabilities increased $5.3 billion to $27.6 billion for the second quarter 2020 as compared to the second quarter 2019 mainly due to deposits and borrowings totaling a combined $3.4 billion assumed in the Oritani acquisition, organic growth of retail deposits and additional long-term borrowings caused by the funding of loan growth and our increased liquidity in response to COVID-19. As compared to the first quarter 2020, average interest bearing liabilities increased by $1.4 billion in the second quarter 2020 primarily due to increased levels of short-term borrowings and growth in deposits driven by PPP loan customers and organic growth from higher depositor balances partly caused by the uncertain financial markets. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.

Our net interest margin on a tax equivalent basis of 3.00 percent for the second quarter 2020 increased by 4 basis points from 2.96 percent in second quarter 2019 and decreased by 7 basis points from 3.07 percent for the first quarter 2020. The yield on average interest earning assets decreased by 51 basis points on a linked quarter basis mostly due to the impact of the lower interest rate environment. The yield on average loans decreased by 42 basis points to 4.02 percent for the second quarter 2020 as compared to the first quarter 2020 largely due to the repayment of higher yielding loans, lower yielding variable and new loans, including the origination of $2.2 billion of PPP loans in second quarter 2020, and an increase in excess liquidity held in low yield overnight investments. The overall cost of average interest bearing liabilities decreased 54 basis points to 0.96 percent for the second quarter 2020 as compared to the linked first quarter 2020 due to the significantly lower interest rates paid on deposits and borrowings. During the first half of 2020, we also benefited from the prepayment of $635 million high cost FHLB advances in December 2019. Our cost of total average deposits was 0.60 percent for the second quarter 2020 as compared to 1.07 percent for the first quarter 2020.

The following table reflects the components of net interest income for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$32,041,200	$321,883	4.02%	$29,999,428	$333,068	4.44%	$25,552,415	$296,934	4.65%
Taxable investments (3)	3,673,090	22,539	2.45	3,557,913	25,334	2.85	3,453,676	25,284	2.93
Tax-exempt investments (1)(3)	562,172	4,673	3.32	585,987	4,970	3.39	658,727	5,514	3.35
Interest bearing deposits with banks	1,501,925	411	0.11	530,747	1,465	1.10	212,566	1,168	2.20
Total interest earning assets	37,778,387	349,506	3.70	34,674,075	364,837	4.21	29,877,384	328,900	4.40
Allowance for loan losses	(284,184)			(256,675)			(156,747)
Cash and due from banks	424,625			293,276			265,015
Other assets	3,540,513			3,378,372			2,744,661
Unrealized gains (losses) on securities available for sale, net	44,173			8,316			(23,169)
Total assets	$41,503,514			$38,097,364			$32,707,144
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$13,788,951	$16,627	0.48%	$13,219,896	$34,513	1.04%	$11,293,885	$38,020	1.35%
Time deposits	8,585,782	29,857	1.39	8,897,934	42,814	1.92	7,047,319	40,331	2.29
Total interest bearing deposits	22,374,733	46,484	0.83	22,117,830	77,327	1.40	18,341,204	78,351	1.71
Short-term borrowings	2,317,992	1,980	0.34	1,322,699	4,707	1.42	2,380,294	14,860	2.50
Long-term borrowings (4)	2,886,016	17,502	2.43	2,775,049	16,420	2.37	1,607,046	14,297	3.56
Total interest bearing liabilities	27,578,741	65,966	0.96	26,215,578	98,454	1.50	22,328,544	107,508	1.93
Non-interest bearing deposits	8,463,230			6,694,102			6,358,034
Other liabilities	984,097			779,099			539,047
Shareholders’ equity	4,477,446			4,408,585			3,481,519
Total liabilities and shareholders’ equity	$41,503,514			$38,097,364			$32,707,144
Net interest income/interest rate spread (5)		$283,540	2.74%		$266,383	2.71%		$221,392	2.47%
Tax equivalent adjustment		(981)			(1,044)			(1,158)
Net interest income, as reported		$282,559			$265,339			$220,234
Net interest margin (6)			2.99%			3.06%			2.95%
Tax equivalent effect			0.01%			0.01%			0.01%
Net interest margin on a fully tax equivalent basis (6)			3.00%			3.07%			2.96%

The following table reflects the components of net interest income for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$31,020,314	$654,951	4.22%	$25,404,396	$585,211	4.61%
Taxable investments (3)	3,615,502	47,873	2.65	3,422,317	51,334	3.00
Tax-exempt investments (1)(3)	574,080	9,643	3.36	674,116	11,595	3.44
Interest bearing deposits with banks	1,016,336	1,876	0.37	220,186	2,261	2.05
Total interest earning assets	36,226,232	714,343	3.94	29,721,015	650,401	4.38
Allowance for loan losses	(270,430)			(154,864)
Cash and due from banks	358,951			276,170
Other assets	3,459,443			2,694,473
Unrealized gains (losses) on securities available for sale, net	26,245			(34,050)
Total assets	$39,800,441			$32,502,744
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$13,504,424	$51,140	0.76%	$11,371,980	$74,303	1.31%
Time deposits	8,741,858	72,671	1.66	7,130,628	78,502	2.20
Total interest bearing deposits	22,246,282	123,811	1.11	18,502,608	152,805	1.65
Short-term borrowings	1,820,346	6,687	0.73	2,196,880	27,409	2.50
Long-term borrowings (4)	2,830,533	33,922	2.40	1,636,755	28,870	3.53
Total interest bearing liabilities	26,897,161	164,420	1.22	22,336,243	209,084	1.87
Non-interest bearing deposits	7,578,666			6,238,159
Other liabilities	881,598			489,998
Shareholders’ equity	4,443,016			3,438,344
Total liabilities and shareholders’ equity	$39,800,441			$32,502,744
Net interest income/interest rate spread (5)		$549,923	2.72%		$441,317	2.51%
Tax equivalent adjustment		(2,025)			(2,435)
Net interest income, as reported		$547,898			$438,882
Net interest margin (6)			3.02%			2.95%
Tax equivalent effect			0.02%			0.02%
Net interest margin on a fully tax equivalent basis (6)			3.04%			2.97%

(1)	Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate.

(2)	Loans are stated net of unearned income and include non-accrual loans.

(3)	The yield for securities that are classified as available for sale is based on the average historical amortized cost.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2020 Compared to June 30, 2019			Six Months Ended June 30, 2020 Compared to June 30, 2019
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$68,741	$(43,792)	$24,949	$121,530	$(51,790)	$69,740
Taxable investments	1,533	(4,278)	(2,745)	2,787	(6,248)	(3,461)
Tax-exempt investments*	(803)	(38)	(841)	(1,686)	(266)	(1,952)
Interest bearing deposits with banks	1,265	(2,022)	(757)	2,709	(3,094)	(385)
Total increase (decrease) in interest income	70,736	(50,130)	20,606	125,340	(61,398)	63,942
Interest Expense:
Savings, NOW and money market deposits	7,019	(28,412)	(21,393)	12,126	(35,289)	(23,163)
Time deposits	7,570	(18,044)	(10,474)	15,654	(21,485)	(5,831)
Short-term borrowings	(379)	(12,501)	(12,880)	(4,050)	(16,672)	(20,722)
Long-term borrowings and junior subordinated debentures	8,791	(5,586)	3,205	16,367	(11,315)	5,052
Total increase (decrease) in interest expense	23,001	(64,543)	(41,542)	40,097	(84,761)	(44,664)
Total increase in net interest income	$47,735	$14,413	$62,148	$85,243	$23,363	$108,606

*	Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.

Non-Interest Income

Non-interest income increased $17.2 million and $49.0 million for the three and six months ended June 30, 2020 as compared to the same periods of 2019. The following table presents the components of non-interest income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Trust and investment services	$2,826	$3,096	$6,239	$6,000
Insurance commissions	1,659	2,649	3,610	5,174
Service charges on deposit accounts	3,557	5,827	9,237	11,730
(Losses) gains on securities transactions, net	(41)	11	(81)	(21)
Net impairment losses on securities recognized in earnings	—	(2,928)	—	(2,928)
Fees from loan servicing	2,227	2,367	4,975	4,797
Gains on sales of loans, net	8,337	3,930	12,887	8,506
(Losses) gains on sales of assets, net	(299)	(564)	(178)	77,156
Bank owned life insurance	5,823	2,205	8,965	4,092
Other	20,741	11,010	40,573	20,770
Total non-interest income	$44,830	$27,603	$86,227	$135,276

Insurance commissions declined $1.0 million and $1.6 million for the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.

Service charges on deposit accounts decreased by $2.3 million and $2.5 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019 mostly due to waived fees related to COVID-19 customer relief efforts in the second quarter 2020.

The other-than-temporary impairment losses on securities for the three and six months ended June 30, 2019 related to one special revenue bond in default of its contractual payments starting in the second quarter 2019.

Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. The net gains from the change in the fair value of loans held for sale totaled $3.2 million and $4.0 million for the three and six months ended June 30, 2020, respectively, as compared to $225 thousand and $549 thousand for the three and six months ended June 30, 2019. During the second quarter 2020, we sold approximately $237 million of residential mortgage loans as compared to $223 million during the second quarter 2019. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Net gains on sales of assets decreased $77.3 million for the six months ended June 30, 2020, primarily due to a $78.5 million gain on the sale (and leaseback) of 26 locations recognized during the first quarter 2019.

Bank owned life insurance income increased $3.6 million and $4.9 million for the three and six months ended June 30, 2020, respectively as compared to the same periods in 2019 due to income from bank owned life insurance acquired from Oritani during the fourth quarter 2019 and death benefits received in the 2020 periods.

Other non-interest income increased $9.7 million and $19.8 million for the three and six months ended June 30, 2020 as compared to the same periods in 2019. The increase was primarily due to swap fee income related to derivative interest rate swaps executed with commercial loan customers totaling $14.7 million and $5.4 million for the three months ended June 30, 2020 and June 30, 2019, respectively and $28.9 million and $9.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively.
Non-Interest Expense

Non-interest expense increased $15.4 million and $23.3 million for the three and six months ended June 30, 2020 as compared to the same periods of 2019. The following table presents the components of non-interest expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Salary and employee benefits expense	$78,532	$76,183	$164,260	$159,288
Net occupancy and equipment expense	33,217	29,700	65,658	57,586
FDIC insurance assessment	6,135	4,931	10,011	11,052
Amortization of other intangible assets	6,681	4,170	12,151	8,481
Professional and legal fees	7,797	4,145	13,884	9,416
Amortization of tax credit investments	3,416	4,863	6,644	12,036
Telecommunications expense	2,866	2,351	5,153	4,619
Other	18,522	15,394	35,061	27,054
Total non-interest expense	$157,166	$141,737	$312,822	$289,532

Salary and employee benefits expense increased $2.3 million and $5.0 million for the three and six months ended June 30, 2020, respectively. As compared to second quarter 2019, the increase was largely due to additional salaries related to bank branch and other operational staff retained from the Oritani acquisition and higher accrued cash incentive compensation. These additional expenses were partially offset by cost reductions from our ongoing branch transformation efforts and other operational improvements over the last 12 months. The increase for the six months ended June 30, 2020 as compared to the same period in 2019 was also partly driven by a $1.8 million special bonus paid to hourly employees impacted by COVID-19 that was incurred in the first quarter of 2020.

Net occupancy and equipment expense increased $3.5 million and $8.1 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods of 2019. These increases were mostly due to additional costs associated with branches and other facilities acquired from Oritani, which were partially offset by costs savings from branch closures over the last 12 months. During the three and six months ended June 30, 2020, we incurred higher expenses for equipment and certain other COVID-19 related expenses which included additional cleaning services for facilities to maintain employee and customer safety. In addition, the increase for the six months June 30, 2020 was driven by rental expenses resulting from a sale leaseback transaction completed towards the end of the first quarter of 2019.

Amortization of other intangibles increased $2.5 million and $3.7 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods of 2019 largely due to higher amortization expense of loan servicing rights and core deposit intangible amortization acquired in the recent Oritani acquisition. See Note 9 to the consolidated financial statements for more details.

Professional and legal fees increased $3.7 million and $4.5 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods of 2019, largely due to higher costs from technology transformation consulting services and remote work readiness costs incurred in the second quarter 2020.

Amortization of tax credit investments decreased $1.4 million and $5.4 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods of 2019. The first half of 2019 included a $2.4 million impairment charge related to investments in three federal renewable energy tax credit funds sponsored by DC Solar. The remainder of the variances from the prior periods were mainly due to normal differences in the timing and amount of such investments and recognition of the related tax credits. Tax credit investments, while negatively impacting the level of our operating expenses and efficiency ratio, produce tax credits that reduce our income tax expense and effective tax rate. See Note 14 to the consolidated financial statements for more details on our tax credit investments.

Other non-interest expense increased $3.1 million and $8.0 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods of 2019. The increases were primarily due to incrementally higher operating expenses in several categories due to the expansion of our operations both organically and through the acquisition of Oritani in the fourth quarter 2020, certain PPP loan costs, such as advertising, and other COVID-19 related costs. Net gains on the sales of OREO properties also declined $583 thousand and $1.3 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods of 2019.

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

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Total non-interest expense	$157,166	$141,737	$312,822	$289,532
Less: Severance expense (pre-tax)	—	—	—	4,838
Less: Amortization of tax credit investments (pre-tax)	3,416	4,863	6,644	12,036
Less: Merger related expenses (pre-tax)	366	35	1,668	35
Total non-interest expense, adjusted	$153,384	$136,839	$304,510	$272,623
Net interest income	$282,559	$220,234	$547,898	$438,882
Total non-interest income	44,830	27,603	86,227	135,276
Less: Gain on sale-leaseback transaction (pre-tax)	—	—	—	78,505
Add: Losses (gains) on securities transactions, net (pre-tax)	41	(11)	81	21
Add: Net impairment losses on securities (pre-tax)	—	2,928	—	2,928
Total net interest income and non-interest income	$327,430	$250,754	$634,206	$498,602
Efficiency ratio	48.01%	57.19%	49.33%	50.43%
Efficiency ratio, adjusted	46.84%	54.57%	48.01%	54.68%
Income Taxes

Income tax expense totaled $33.5 million for the second quarter 2020 as compared to $29.1 million and $27.5 million for the first quarter 2020 and second quarter 2019, respectively. Our effective tax rate was 25.9 percent, 25.0 percent and 26.5 percent for the second quarter 2020, first quarter 2020 and second quarter 2019, respectively. The slightly higher effective tax rate in the second quarter 2020 as compared to the first quarter 2020 was primarily attributable to higher pre-tax income in second quarter 2020.

The CARES Act did not have a material impact on our reported income tax expense for the six months ended June 30, 2020.

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
Business Segments

We have four business segments that we monitor and report on to manage our business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Our reportable segments have been determined based upon Valley’s internal structure of operations and lines of business. Each business segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of our subsidiary bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average earning assets and/or liabilities outstanding for the period. The financial reporting for each segment contains allocations and reporting in line with our operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

The following tables present the financial data for each business segment for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,214,368	$24,826,832	$5,737,187	$—	$37,778,387
Income (loss) before income taxes	29,561	102,567	7,530	(10,591)	129,067
Annualized return on average interest earning assets (before tax)	1.64%	1.65%	0.52%	N/A	1.37%

	Three Months Ended June 30, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,756,322	$18,796,093	$4,324,969	$—	$29,877,384
Income (loss) before income taxes	18,658	90,652	6,917	(12,227)	104,000
Annualized return on average interest earning assets (before tax)	1.10%	1.93%	0.64%	N/A	1.39%
Consumer Lending

This segment, representing approximately 22.1 percent of our loan portfolio at June 30, 2020, is mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 13.6 percent of our loan portfolio at June 30, 2020) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 4.2 percent of total loans at June 30, 2020) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, and insurance services.
Average interest earning assets in this segment increased $458.0 million to $7.2 billion for the three months ended June 30, 2020 as compared to the second quarter 2019. The increase was largely due to approximately $255 million of loans acquired from Oritani, loan growth from residential mortgage loan originations for investment over most of the last 12 month period, as well as solid demand for both automobile loans and collateralized personal lines of credit prior to the second quarter 2020 economic slowdown due to the COVID-19 pandemic.

Income before income taxes generated by the consumer lending segment increased $10.9 million to $29.6 million for the second quarter 2020 as compared to the second quarter 2019 largely due to an $11.1 million increase in net interest income mainly driven by lower funding costs and the increase in average loans. The increase in net interest income was partially offset by increases of $2.2 million and $2.0 million in the provision for loan losses and non-interest expense, respectively. The increase in non-interest expense was partly due to higher amortization expense of loan servicing rights for the three months ended June 30, 2020 as compared to the second quarter 2019. The increase in the provision for loan losses for the second quarter 2020 as compared to the second quarter 2019 was mainly due to the impact of the adverse economic forecast caused by COVID-19 included in our estimate of lifetime expected credit losses for this segment. See further details in the "Allowance for Credit Losses" section of this MD&A.

The net interest margin on the consumer lending portfolio increased 44 basis points to 3.05 percent for the second quarter 2020 as compared to the second quarter 2019 mainly due to a 74 basis point decrease in the costs associated with our funding sources, partially offset by a 30 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly due to both deposits and borrowings continuing to reprice at lower interest rates and the prepayment of the $635 million high cost FHLB advances in December 2019. The 30 basis point decrease in loan yield was largely due to lower yielding new loan volumes. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $6.9 billion and represented 21.3 percent of the total loan portfolio at June 30, 2020. Commercial real estate loans and construction loans totaled $18.3 billion and represented 56.6 percent of the total loan portfolio at June 30, 2020.

Average interest earning assets in this segment increased approximately $6.0 billion to $24.8 billion for the three months ended June 30, 2020 as compared to the second quarter 2019. The increase was mostly due to strong organic loan growth within the commercial and industrial and commercial real estate loan portfolios over most of the last 12-month period, including $2.2 billion of PPP loans originated in the second quarter 2020, as well as loans acquired from Oritani during the fourth quarter 2019.

For the three months ended June 30, 2020, income before income taxes for the commercial lending segment increased $11.9 million to $102.6 million as compared to the same quarter 2019 mainly due to increases in both net interest income and non-interest income. Net interest income increased $50.3 million to $214.5 million for the second quarter 2020 as compared to the same period in 2019 largely due to higher average loan balances. Non-interest income increased $8.5 million to $16.2 million during the three months ended June 30, 2020 as compared to the second quarter 2019 mainly due to a $9.3 million increase in swap fee income related to derivative interest rate swaps executed with commercial loan customers. The positive impact of the aforementioned items was partially offset by a $36.8 million increase in the provision for credit losses mainly due to the adverse economic forecast for lifetime expected credit losses, higher specific reserves associated with our tax medallion loan portfolio and additional qualitative management adjustments to reflect the potential for higher levels of credit stress for COVID-19 impacted borrowers. Internal transfer expense also increased $13.1 million for the second quarter 2020 as compared to the second quarter 2019 partly due to acquired and organic growth in our business since June 30, 2019.

The net interest margin for this segment decreased 3 basis points to 3.46 percent for the second quarter 2020 as compared to the first quarter 2019 largely due to a 77 basis point decrease in the yield on average loans, partially offset by a 74 basis point decrease in the cost of our funding sources.
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

Average interest earning assets in this segment increased $1.4 billion during the second quarter 2020 as compared to the second quarter 2019 primarily due to a $1.3 billion increase in average interest bearing deposits with banks and, to a lesser extent, an increase in the investment securities portfolio. The increase in average overnight interest bearing deposits with banks was primarily caused by our prudent strategy to increase our excess liquidity during second quarter 2020, as well as the normal timing of loan and investment activity, including SBA PPP loan originations within the commercial lending segment.

For the quarter ended June 30, 2020, income before income taxes for the investment management segment increased $613 thousand to $7.5 million as compared to the second quarter 2019 mainly due to a $923 thousand increase in net interest income.

The net interest margin for this segment decreased 29 basis points to 1.28 percent for the second quarter 2020 as compared to the same quarter 2019 largely due to a 103 basis point decrease in the yield on average investments, partially offset by a 74 basis point decrease in costs associated with our funding sources. The decrease in the yield on average investments as compared to the second quarter 2019 was mainly due to repayment and prepayment of higher yield residential mortgage-backed securities, increased premium amortization and lower yielding new investments purchased over the last 12 months, and higher levels of average overnight investments at a yield of 11 basis points during the second quarter 2020.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, interest expense related to subordinated notes, amortization and impairment of tax credit investments, as well as non-core items, including merger expenses.

The corporate segment recognized a $10.6 million and $12.2 million pre-tax loss for the three months ended June 30, 2020 and 2019, respectively. Lower pre-tax loss for the second quarter 2020 was mainly due to a $1.3 million increase in non-interest income. Non-interest expense increased $16.0 million and was more than offset by a $16.4 million increase in internal transfer income for the three months ended June 30, 2020 from the second quarter 2019. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.

The following tables present the financial data for each business segment for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,215,756	$23,804,558	$5,205,918	$—	$36,226,232
Income (loss) before income taxes	45,802	205,362	15,360	(21,060)	245,464
Annualized return on average interest earning assets (before tax)	1.27%	1.73%	0.59%	N/A	1.36%

	Six Months Ended June 30, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,788,511	$18,615,885	$4,316,619	$—	$29,721,015
Income before income taxes	37,713	173,164	15,659	47,990	274,526
Annualized return on average interest earning assets (before tax)	1.11%	1.86%	0.73%	N/A	1.85%

Consumer Lending

Average interest earning assets in this segment increased $427.2 million to $7.2 billion for the six months ended June 30, 2020 as compared to the same period in 2019. The increase was largely due to approximately $255 million of loans acquired from Oritani, loan growth from residential mortgage loan originations for investment over most of the last 12 month period, as well as solid demand for both automobile loans and collateralized personal lines of credit prior to the second quarter 2020 economic slowdown due to the COVID-19 pandemic.

Income before income taxes generated by the consumer lending segment increased $8.1 million to $45.8 million for the six months ended June 30, 2020 as compared to the same period in 2019 largely due to increases of $14.2 million and $5.0 million in net interest income and non-interest income, respectively. The increase in net interest income was mainly driven by lower funding costs and the increase in average loans. The increase in non-interest income was largely attributable to higher net gains on sales of loans for the six months ended June 30, 2020 as compared to the same period in 2019. The positive impact of the aforementioned items was partially offset by increases of $6.9 million and $3.2 million in provision for loan losses and non-interest expense, respectively. The increase in the provision for loan losses for the first half of 2020 as compared to the same period of 2019 was mainly due to the adverse economic forecast caused by COVID-19 included in our estimate of lifetime expected credit losses for this segment. See further details in the "Allowance for Credit Losses" section of this MD&A.

The net interest margin on the consumer lending portfolio increased 23 basis points to 2.88 percent for the six months ended June 30, 2020 as compared to the same period one year ago mainly due to a 49 basis point decrease in the costs associated with our funding sources, partially offset by a 26 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly due to both deposits and borrowings continuing to reprice at lower interest rates and the prepayment of the $635 million high cost FHLB advances in December 2019. The 26 basis point decrease in loan yield was largely due to lower yielding new loan volumes.

Commercial Lending

Average interest earning assets in this segment increased $5.2 billion to $23.8 billion for the six months ended June 30, 2020 as compared to the same period in 2019. This increase was primarily due to organic loan growth over most of the last 12-month period, including SBA PPP loans originations of $2.2 billion in the second quarter 2020, and loans acquired from Oritani.

For the six months ended June 30, 2020, income before income taxes for the commercial lending segment increased $32.2 million to $205.4 million as compared to the same period in 2019. Net interest income increased $93.6 million to $417.2 million for the six months ended June 30, 2020 as compared to the same period in 2019 largely due to the higher average loan balances. Non-interest income also increased $17.3 million for the six months ended June 30, 2020 as compared to the same period in 2019 due, in part, to a $19.4 million increase in fee income related to derivative interest rate swaps executed with commercial loan customers. The positive impact of the aforementioned items was partially offset by a $58.0 million increase in the provision for credit losses to $65.1 million during the six months ended June 30, 2020 as compared to $7.1 million for the same period in 2019. The increase in the provision for credit losses mainly due to the adverse economic forecast for lifetime expected credit losses during the first half of 2020, higher specific reserves for tax medallion loans and qualitative adjustments for potential credit stress related to COVID-19 impacted borrowers. See further details in the "Allowance for Credit Losses" section in this MD&A.

The net interest margin for this segment increased 3 basis points to 3.51 percent for the six months ended June 30, 2020 as compared to the same period in 2019 due to a 49 basis point decrease in the cost of our funding sources, partially offset by a 46 basis point decrease in yield on average loans.
Investment Management

Average interest earning assets in this segment increased $889.3 million during the six months ended June 30, 2020 as compared to the same period in 2019 largely due to increases of $796.2 million and $93.1 million in average interest bearing deposits with banks and average investments, respectively. The increase in overnight investments and deposits with other banks was largely due to our higher levels of excess liquidity during the second quarter 2020.

For the six months ended June 30, 2020, income before income taxes for the investment management segment moderately decreased $299 thousand to $15.4 million as compared to the same period in 2019. Net interest income increased $934 thousand during the six months ended June 30, 2020 as compared to the same period of 2019 but was partially offset by a $800 thousand provision for credit losses for debt securities held to maturity during the first half of 2020 under the new CECL standard. Non-interest income increased $4.3 million to $9.0 million for the six months ended June 30, 2020 as compared to the same period of 2019 partly due to higher bank owned life insurance income. However, internal transfer expense increased $4.0 million for the six months ended June 30, 2020 as compared to the same period of 2019.

The net interest margin for this segment decreased 25 basis points to 1.42 percent for the six months ended June 30, 2020 as compared to the same period in 2019 largely due to a 74 basis point decrease in the yield on average investments, partially offset by a 49 basis point decrease in costs associated with our funding sources. The decrease in the yield on average investments as compared to the same period of 2019 was mainly due to repayment and prepayment of higher yield residential mortgage-backed securities, increased premium amortization and lower yielding new investments purchased over the last 12 months, and low yielding excess liquidity held in overnight investments.
Corporate and other adjustments

The pre-tax net loss for the corporate segment totaled $21.1 million for the six months ended June 30, 2020 as compared to the net income of $48.0 million for the same period in 2019. The negative change of $69.1 million was mainly due to a decrease in non-interest income coupled with an increase in non-interest expense. The non-interest income decreased $75.7 million to $13.6 million for the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to a $78.5 million gain on the sale (and leaseback) of several bank locations recognized during the first half of 2019. Non-interest expense increased $23.5 million to $224.1 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 largely due to increases in net occupancy and equipment expense, salaries and employee benefits expenses and professional and legal fees. (See further details in the "Non-Interest Expense" section above). Internal transfer income increased $29.8 million to $199.5 million for the six months ended June 30, 2020 as compared to the same period in 2019.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2020. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of June 30, 2020. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2020. Although the size of Valley’s balance sheet is forecasted to remain static as of June 30, 2020 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter 2020. The model also utilizes an immediate parallel shift in market interest rates at June 30, 2020.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$63,164	5.55%
+100	35,521	3.12
–100	(21,298)	(1.87)

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12 months by 3.12 percent. Valley's sensitivity to changes in market rates as compared to March 31, 2020 is mostly due to the significant changes in items included in interest income and Valley's slightly asset sensitive profile. Management believes the interest rate sensitivity remains within an acceptable tolerance range at June 30, 2020 and sees the likelihood of rates decreasing further as a minimal risk whereas an increase in rates longer term has a higher probability of occurrence. However, the level of net interest income sensitivity may increase or decrease in the future as a result of changes in deposit and borrowings strategies, the slope of the yield curve and projected cash flows.
Liquidity

Bank Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace. Liquidity management is carefully performed and routinely reported by our Treasury Department to the Investment Committee established by the Board of Directors and also to the Asset and Liability Committee. Among other actions, Treasury reviews historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. Our goal is to maintain sufficient liquidity to cover current and potential funding requirements.

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 110 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at June 30, 2020.

During March 2020, Valley activated a contingent funding plan to prudently increase our liquidity position in response to the financial and public health crisis caused by the COVID-19 pandemic. At June 30, 2020, our cash and cash equivalents totaled $1.9 billion, an increase from $1.0 billion at March 31, 2020. In the early stage of the third quarter 2020, we continue to believe that holding excess liquidity is prudent given the uncertain environment that we currently face. Going forward, we will closely monitor external events and adjust our mix and levels of funding accordingly. See the "Deposits and Other Borrowings" section and Note 10 to the consolidated financial statements for more information.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and from time to time, federal funds sold and receivables related to unsettled securities transactions. Total liquid assets were approximately $3.8 billion, representing 10.1 percent of earning assets at June 30, 2020 and $2.2 billion, representing 6.4 percent of earning assets at December 31, 2019. Of the $3.8 billion of liquid assets at June 30, 2020, approximately $1.1 billion of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $1.1 billion in principal payments from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at June 30, 2020) are projected in accordance with their scheduled contractual terms to be approximately $8.8 billion over the next 12 months. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $24.8 billion and $20.4 billion for the six months ended June 30, 2020 and for the year ended December 31, 2019, respectively, representing 68.3 percent and 66.8 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous correspondent banks. While there are no firm lending commitments currently in place, management believes that we could borrow approximately $1.2 billion for a short term from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Furthermore, we can obtain overnight borrowings from the FRB via the discount window as a contingency for additional liquidity. At June 30, 2020, our traditional borrowing capacity, excluding PPP loans, under the Federal Reserve's discount window was $1.6 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) increased approximately $1.0 billion to $2.1 billion at June 30, 2020, as compared to December 31, 2019. The increase in both short-term borrowings was primarily driven by our goal to increase liquidity levels in response to the COVID-19 crisis, as well as funding of SBA PPP loan originations in the second quarter 2020. As of June 30, 2020, the short-term borrowings mainly consisted of FHLB advances totaling $1.2 billion with a weighted interest rate of 0.55 percent and federal funds purchased totaling $678.9 million.

Average short-term FHLB advances exceeded 30 percent of total shareholders' equity at June 30, 2020 and December 31, 2019, respectively. The following table sets forth information regarding Valley’s short-term FHLB advances at the dates and for the year to date periods ended June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	($ in thousands)
FHLB advances:
Average balance outstanding	$1,383,104	$1,681,844
Maximum outstanding at any month-end during the period	1,930,000	2,510,000
Balance outstanding at end of period	1,235,000	940,000
Weighted average interest rate during the period	0.28%	1.88%
Weighted average interest rate at the end of the period	0.55	1.85
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

Valley's ability to maintain quarterly dividends to its preferred and common shareholders is heavily dependent on the ability of its principal subsidiary, the Bank, to pay dividends to Valley. However, we cannot accurately predict the extent of the economic decline due to COVID-19 or other factors that may result in inadequate earnings (primarily by the Bank), regulatory restrictions and limitations, changes in our capital requirements, or a decision to increase capital by retention of earnings, that may result in Valley's inability or determination by its Board not to pay dividends at current levels, or at all.
Investment Securities Portfolios

As of June 30, 2020, we had $54.4 million, $1.7 billion and $2.1 billion in equities, available for sale debt securities and held to maturity debt securities, respectively. Our equity securities portfolio was comprised of a money market mutual fund and, to a lesser extent, investments in public and private Community Reinvestment Act funds. Our held to maturity and available for sale debt securities portfolios were comprised of U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions (including special revenue bonds), residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds issued by banks at June 30, 2020. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae. Additionally, certain securities with limited marketability and/or restrictions, such as FHLB and FRB stocks, are carried at cost and are included in other assets. See Note 7 to the consolidated financial statements for additional information.
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

We have evaluated all available for sale debt securities that are in an unrealized loss position as of June 30, 2020 and determined that the declines in fair value are mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment charges during the three and six months ended June 30, 2020 and, as a result, no allowance for credit losses for available for sale debt securities at June 30, 2020.

Held to maturity debt securities. As discussed in Note 7 to the consolidated financial statements, Valley has a zero loss expectation for certain securities within the held to maturity portfolio, including, U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. At June 30, 2020, held to maturity debt securities were carried net of allowance for credit losses totaling $1.6 million. We recorded a provision of $41 thousand and $800 thousand during three and six months ended June 30, 2020, respectively, and no net charge-offs of debt securities in the respective periods.

See Note 7 to the consolidated financial statements for additional information regarding our available for sale and held to maturity securities.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at June 30, 2020:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades: *
AAA Rated	$1,802,760	$61,704	$(309)	$1,864,155
AA Rated	199,665	6,870	—	206,535
A Rated	16,032	462	—	16,494
BBB Rated	5,000	348	—	5,348
Non-investment grade	5,686	—	(232)	5,454
Not rated	104,284	403	(7,797)	96,890
Total investment securities held to maturity	$2,133,427	$69,787	$(8,338)	$2,194,876
Available for sale investment grades: *
AAA Rated	$1,471,623	$46,898	$(955)	$1,517,566
AA Rated	53,538	864	(28)	54,374
A Rated	17,777	416	—	18,193
BBB Rated	24,389	588	(21)	24,956
Non-investment grade	11,828	51	(475)	11,404
Not rated	62,122	1,168	(395)	62,895
Total investment securities available for sale	$1,641,277	$49,985	$(1,874)	$1,689,388

*
Rated using external rating agencies. Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

The investment securities held to maturity portfolio includes $104.3 million in investments not rated by the rating agencies with aggregate unrealized losses of $7.8 million at June 30, 2020. The unrealized losses for this category included $7.5 million of unrealized losses related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	($ in thousands)
Loans
Commercial and industrial	$6,884,689	$4,998,731	$4,825,997	$4,695,608	$4,615,765
Commercial real estate:
Commercial real estate	16,571,877	16,390,236	15,996,741	13,365,454	12,798,017
Construction	1,721,352	1,727,046	1,647,018	1,537,590	1,528,968
Total commercial real estate	18,293,229	18,117,282	17,643,759	14,903,044	14,326,985
Residential mortgage	4,405,147	4,478,982	4,377,111	4,133,331	4,072,450
Consumer:
Home equity	471,115	481,751	487,272	489,808	501,646
Automobile	1,369,489	1,436,734	1,451,623	1,436,608	1,362,466
Other consumer	890,942	914,587	913,446	908,760	922,850
Total consumer loans	2,731,546	2,833,072	2,852,341	2,835,176	2,786,962
Total loans*	$32,314,611	$30,428,067	$29,699,208	$26,567,159	$25,802,162
As a percent of total loans:
Commercial and industrial	21.3%	16.5%	16.2%	17.7%	17.9%
Commercial real estate	56.6	59.5	59.5	56.1	55.5
Residential mortgage	13.6	14.6	14.7	15.5	15.8
Consumer loans	8.5	9.4	9.6	10.7	10.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*
Includes net unearned discount and deferred loan fees of $131.3 million and $76.4 million at June 30, 2020 and March 31, 2020, respectively, and net unearned premiums and deferred loan fees of $12.6 million, $18.3 million and $19.6 million at December 31, 2019, September 30, 2019 and June 30, 2019, respectively. Net unearned discounts and deferred loan fees at June 30, 2020 and March 31, 2020 include the non-credit discount on PCD loans as well as $62.1 million of net unearned fees related to SBA PPP loans at June 30, 2020.

Loans increased $1.9 billion to approximately $32.3 billion at June 30, 2020 from March 31, 2020 largely due to approximately $2.2 billion of SBA PPP loan originations within the commercial and industrial loan category during the second quarter 2020, partially offset by moderate declines in residential mortgage and the consumer loan categories. During the second quarter 2020, we originated $296 million of residential mortgage loans for sale (rather than held for investment) and sold approximately $237 million. Residential mortgage loans held for sale totaled $120.6 million and $58.9 million at June 30, 2020 and March 31, 2020, respectively.

Total commercial and industrial loans increased $1.9 billion from March 31, 2020 to approximately $6.9 billion at June 30, 2020 largely due to the $2.2 billion of SBA PPP loan originations in the second quarter. Excluding the SBA PPP loans, commercial and industrial loans decreased $328.4 million, or 26.3 percent on an annualized basis, at June 30, 2020 compared to March 31, 2020 as the lack of economic activity has weighed on loan demand in our markets. Additionally, commercial and industrial line utilization moderately declined from March 31, 2020.

Commercial real estate loans (excluding construction loans) increased $181.6 million, or 4.4 percent on an annualized basis, to $16.6 billion at June 30, 2020 from March 31, 2020 mainly due to a strong refinance market driven by historic low interest rates and slower repayment activity in the second quarter 2020. Construction loans decreased $5.7 million to $1.7 billion at June 30, 2020 from March 31, 2020 mainly due to migration of completed  existing construction projects to permanent financing during the second quarter 2020.

Total residential mortgage loans decreased $73.8 million to approximately $4.4 billion at June 30, 2020 from March 31, 2020 largely due to higher mortgage banking sales activity. New and refinanced residential mortgage loan originations totaled approximately $494.2 million for the second quarter 2020, as compared to $358.9 million and $347.1 million for the first quarter 2020 and second quarter 2019, respectively. Of the total originations for the second quarter 2020, $296 million of residential mortgage loans were originated for sale rather than held for investment and sold approximately $237 million of these loans. We expect to continue to sell a large portion of our new fixed rate residential mortgage loan originations during the remainder of 2020 assuming the low level of market interest rates continues and we are able to maintain an appropriate mix of residential mortgage loans on our balance sheet.
Home equity loans totaled $471.1 million at June 30, 2020, and decreased $10.6 million from March 31, 2020 largely due to normal repayments that outpaced new loan origination and line activity.
Automobile loans decreased by $67.2 million to $1.4 billion at June 30, 2020 as compared to March 31, 2020. The second quarter annualized decline was 18.7 percent due to lower application volumes as compared to the first quarter 2020 largely due to the COVID-19 impact. During the second quarter 2020, auto dealerships in our primary market areas were largely shut down as a result of shelter-in-place restrictions in connection with the pandemic. Our Florida dealership network contributed $14.3 million in auto loan originations, representing approximately 20 percent of Valley's total new auto loan production during the second quarter 2020, as compared to $28.3 million, representing approximately 21 percent, during the first quarter 2020.
Other consumer loans decreased $23.6 million to $890.9 million at June 30, 2020, as compared to $914.6 million at March 31, 2020 mostly due to lower volumes of new collateralized personal lines of credit as compared to the first quarter 2020.
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
During the second quarter COVID-related economic shutdowns in our markets have slowed both new loan originations and contractual principal and interest payments. As traditional commercial origination activity has slowed, we focused additional resources on assisting our clients through the economic crisis and managing the demands of the SBA PPP loan forgiveness. As of mid-July 2020, we had originated approximately 12,800 PPP loans with an aggregate balance of $2.3 billion before unearned loan fees and costs. Our expectation is that approximately 75 percent of loans made under this program will be either fully or partially forgiven and are expected to come off our balance sheet over the next 12 months. During the early stages of the third quarter 2020, we have seen some improved levels of commercial loan activity, solid new and refinanced residential mortgage loan volumes, as well as better auto loan applications activity from borrowers with strong credit scores.

Non-performing Assets
Prior to our adoption of the CECL standard on January 1, 2020, our past due loans and non-accrual loans discussed further below excluded those loans which were classified as Purchased Credit-Impaired (PCI) loans. Under previous U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) were accounted for on a pool basis and not subject to delinquency classification in the same manner as loans originated by Valley. Under the CECL standard, Valley's former PCI loan pools are accounted for as purchased credit deteriorated (PCD) loans on a loan level basis and, if applicable, are reported in our past due and non-accrual loans at June 30, 2020 and March 31, 2020.
Non-performing assets include non-accrual loans, other real estate owned (OREO), other repossessed assets (which primarily consists of automobiles and taxi medallions) and non-accrual debt securities at June 30, 2020. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less estimated cost to sell. Our non-performing assets increased $3.7 million to $224.2 million at June 30, 2020 as compared to March 31, 2020, mainly due to a $4.7 million increase in non-accrual loans, partially offset by a decline in OREO during the second quarter 2020. Non-performing assets as a percentage of total loans and non-performing assets totaled 0.69 percent and 0.72 percent at June 30, 2020 and March 31, 2020, respectively (as shown in the table below). For additional details, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the recent downturn in economic conditions impacted by the COVID-19 pandemic and a number of our borrowers performing under short-term forbearance agreements, management cannot provide assurance that our non-performing assets will not increase substantially from the levels reported at June 30, 2020.

The following table sets forth by loan category accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	($ in thousands)
Accruing past due loans: *
30 to 59 days past due:
Commercial and industrial	$6,206	$9,780	$11,700	$5,702	$14,119
Commercial real estate	13,912	41,664	2,560	20,851	6,202
Construction	—	7,119	1,486	11,523	—
Residential mortgage	35,263	38,965	17,143	12,945	19,131
Total Consumer	12,962	19,508	13,704	13,079	11,932
Total 30 to 59 days past due	68,343	117,036	46,593	64,100	51,384
60 to 89 days past due:
Commercial and industrial	4,178	7,624	2,227	3,158	4,135
Commercial real estate	1,543	15,963	4,026	735	354
Construction	—	49	1,343	7,129	1,342
Residential mortgage	4,169	9,307	4,192	4,417	3,635
Total Consumer	3,786	2,309	2,527	1,577	1,484
Total 60 to 89 days past due	13,676	35,252	14,315	17,016	10,950
90 or more days past due:
Commercial and industrial	5,220	4,049	3,986	4,133	3,298
Commercial real estate	—	161	579	1,125	—
Residential mortgage	3,812	1,798	2,042	1,347	1,054
Total Consumer	2,082	1,092	711	756	359
Total 90 or more days past due	11,114	7,100	7,318	7,361	4,711
Total accruing past due loans	$93,133	$159,388	$68,226	$88,477	$67,045
Non-accrual loans: *
Commercial and industrial	$130,876	$132,622	$68,636	$75,311	$76,216
Commercial real estate	43,678	41,616	9,004	9,560	6,231
Construction	3,308	2,972	356	356	—
Residential mortgage	25,776	24,625	12,858	13,772	12,069
Total Consumer	6,947	4,095	2,204	2,050	1,999
Total non-accrual loans	210,585	205,930	93,058	101,049	96,515
Other real estate owned (OREO)	8,283	10,198	9,414	6,415	7,161
Other repossessed assets	3,920	3,842	1,276	2,568	2,358
Non-accrual debt securities	1,365	531	680	680	680
Total non-performing assets (NPAs)	$224,153	$220,501	$104,428	$110,712	$106,714
Performing troubled debt restructured loans	$53,936	$48,024	$73,012	$79,364	$74,385
Total non-accrual loans as a % of loans	0.65%	0.68%	0.31%	0.38%	0.37%
Total NPAs as a % of loans and NPAs	0.69	0.72	0.35	0.41	0.41
Total accruing past due and non-accrual loans as a % of loans	0.94	1.20	0.54	0.71	0.63
Allowance for loan losses as a % of non-accrual loans	147.03	137.59	173.83	160.17	160.71

*
Past due loans and non-accrual loans presented in periods prior to March 31, 2020 exclude PCI loans. PCI loans were accounted for on a pool basis and are were not subject to delinquency classification.

Loans past due 30 to 59 days decreased $48.7 million to $68.3 million at June 30, 2020 as compared to March 31, 2020 due to improved performance across most categories. Commercial real estate loan delinquencies within this category decreased by $27.8 million as compared to March 31, 2020 mainly due to restored customer payments delayed by business disruptions caused by COVID-19 related factors at the end of the first quarter 2020. In addition, commercial real estate and construction loans decreased mainly due to matured performing commercial real estate and construction loans totaling $4.3 million and $5.0 million, respectively, that were in the normal process of renewal reported in this category at March 31, 2020.

Loans past due 60 to 89 days decreased $21.6 million to $13.7 million at June 30, 2020 as compared to March 31, 2020 mainly due to matured performing commercial real estate and commercial and industrial loans totaling $13.8 million and $4.5 million, respectively, that were in the normal process of renewal reported in this category at March 31, 2020.

Loans past due 90 days or more and still accruing interest increased $4.0 million to $11.1 million at June 30, 2020 as compared to $7.1 million at March 31, 2020. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans increased $4.7 million to $210.6 million at June 30, 2020 as compared to $205.9 million at March 31, 2020. The increase in non-accrual loans was partially due to one commercial real estate loan which moved to non-accrual status during the second quarter 2020, as well as a moderately higher level of non-accrual consumer loans at June 30, 2020. Non-accrual loans represented 0.65 percent of total loans at June 30, 2020 compared to 0.68 percent at March 31, 2020.

During the second quarter 2020, we continued to closely monitor our New York City and Chicago taxi medallion loans totaling $99.8 million and $7.0 million, respectively, within the commercial and industrial loan portfolio at June 30, 2020. Due to continued negative trends in market valuations of the underlying taxi medallion collateral, a weak operating environment and uncertain borrower performance, the remainder of our previously accruing taxi medallion loans were placed on non-accrual status during the first quarter 2020. At June 30, 2020, non-accrual taxi medallion loans totaling $106.8 million had related reserves of $61.6 million within the allowance for loan losses as compared to $109.8 million with related reserves of $56.8 million at March 31, 2020.

Valley's historical taxi medallion lending criteria had been conservative regarding capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral in certain instances. However, the severe decline in the market valuation of taxi medallions has adversely affected the estimated fair valuation of these loans and, as a result, increased the level of our allowance for loan losses at June 30, 2020 (See the "Allowance for Credit Losses" section below). Potential further declines in the market valuation of taxi medallions and the stressed operating environment within both New York City and Chicago due to COVID-19 could also negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $16.0 million within the allowance for loan losses based upon the impaired taxi medallion loan balances at June 30, 2020.

OREO properties decreased $1.9 million to $8.3 million at June 30, 2020 from $10.2 million at March 31, 2020 due to sales of several properties. Sales of OREO properties resulted in net gains of $274 thousand and $431 thousand for the three and six months ended June 30, 2020, respectively, as compared to net gains of $857 thousand and $1.7 million for the three and six months ended June 30, 2019, respectively. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.8 million at June 30, 2020.

TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) increased $5.9 million to $53.9 million at June 30, 2020 as compared to $48.0 million at March 31, 2020. Performing TDRs consisted of 87 loans at June 30, 2020. On an aggregate basis, the $53.9 million in performing TDRs at June 30, 2020 had a modified weighted average interest rate of approximately 4.92 percent as compared to a pre-modification weighted average interest rate of 4.72 percent.
Loan Forbearance. In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. To date, Valley has granted over 10,000 loan forbearances totaling approximately $4.6 billion in support of our customers. Of these, approximately 5,000 loans totaling $1.9 billion have completed the contractual deferral period and returned to regularly scheduled payments.
Higher Risk COVID-19 Credit Exposures. Valley has identified certain borrower industries as being potentially exposed to the effects of economic shutdowns related to COVID-19. These industries include doctor and surgery centers, retail trade, hotels and hospitality, restaurants and food service, and entertainment and recreation. As of June 30, 2020, Valley had outstanding loans of approximately $2.1 billion to borrowers in these industries representing approximately 7 percent of total outstanding loans. Industries that may have secondary exposure to the COVID-19 pandemic include nursing and residential care, wholesale trade, manufacturing, and child care and education. As of June 30, 2020, Valley had outstanding loans of approximately $2.4 billion to borrowers in these industries representing approximately 7.8 percent of total outstanding loans. The large majority of loans to the aforementioned industries were pass-rated under Valley’s internal risk rating system as of June 30, 2020. As of July 10, 2020, Valley had loans in forbearance representing approximately 12 percent of our loans in the aforementioned industries.
Allowance for Credit Losses for Loans
The allowance for credit losses for loans consists of the allowance for loan losses and the reserve for unfunded credit commitments. Effective January 1, 2020, we adopted the new CECL standard, which is based on lifetime expected credit losses rather than incurred losses. At adoption, Valley recorded a $99.6 million increase to its allowance for credit losses for loans, including reserves of $61.6 million related to PCD loans. See Note 5 to the consolidated financial statements for further details on the Day 1 CECL adoption.

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
In estimating the component of the allowance on a collective basis we use a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics. The metrics are based on the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool and the severity of loss based on the aggregate net lifetime losses incurred. The model's expected losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) lending policies and procedures, (ii) current business conditions and economic developments that affect the loan collectability; (iii) concentration risks by size, type, and geography (iv) the potential volume and migration of of loan forbearances to non-performing status, and (v) the effect of external factors such as legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.
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

For the second quarter 2020, we continued to incorporate a probability weighted three-scenario economic forecast, including Moody's Baseline, S-3 and S-4 scenarios. The S-4 forecast is the most severe economic scenario and includes the following assumptions:

•	Assumes that the COVID-19 crisis will persist and continue to meaningfully impact the economy;

•	National unemployment rate will remain elevated throughout the remainder of the year and peak at 13.2 percent in the fourth quarter 2021;

•	Federal funds interest rates will remain at or near zero for foreseeable future; and

•	A prolonged downturn in the economy until the fourth quarter 2021.

The allowance for credit losses for loans methodology and accounting policy are fully described in Note 8 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in thousands)
Average loans outstanding	$32,041,200	$29,999,428	$25,552,415	$31,020,314	$25,404,396
Beginning balance - Allowance for credit losses for loans	293,361	164,604	158,961	164,604	156,295
Impact of ASU No. 2016-13 adoption on January 1, 2020 (1)	—	37,989	—	37,989	—
Allowance for purchased credit deteriorated (PCD) loans (1)	—	61,643	—	61,643	—
Beginning balance, adjusted	293,361	264,236	158,961	264,236	156,295
Loans charged-off: (2)
Commercial and industrial	(14,024)	(3,360)	(3,073)	(17,384)	(7,355)
Commercial real estate	(27)	(44)	—	(71)	—
Residential mortgage	(5)	(336)	—	(341)	(15)
Total Consumer	(2,601)	(2,565)	(1,752)	(5,166)	(3,780)
Total charge-offs	(16,657)	(6,305)	(4,825)	(22,962)	(11,150)
Charged-off loans recovered:
Commercial and industrial	799	569	1,195	1,368	1,678
Commercial real estate	31	73	22	104	43
Construction	20	20	—	40	—
Residential mortgage	545	50	9	595	10
Total Consumer	509	794	617	1,303	1,103
Total recoveries	1,904	1,506	1,843	3,410	2,834
Net charge-offs	(14,753)	(4,799)	(2,982)	(19,552)	(8,316)
Provision charged for credit losses	41,115	33,924	2,100	75,039	10,100
Ending balance - Allowance for credit for losses	$319,723	$293,361	$158,079	$319,723	$158,079
Components of allowance for credit losses for loans:
Allowance for loan losses	$309,614	$283,342	$155,105	$309,614	$155,105
Allowance for unfunded credit commitments	10,109	10,019	2,974	10,109	2,974
Allowance for credit losses for loans	$319,723	$293,361	$158,079	$319,723	$158,079
Components of provision for credit losses for loans:
Provision for credit losses for loans	$41,025	$33,851	$3,706	$74,876	$11,562
Provision for unfunded credit commitments (3)	90	73	(1,606)	163	(1,462)
Total provision for credit losses for loans	$41,115	$33,924	$2,100	$75,039	$10,100

Annualized ratio of net charge-offs to average loans outstanding	0.18%	0.06%	0.05%	0.13%	0.07%

(1)	The adjustment represents an increase in the allowance for credit losses for loans as a result of the adoption of ASU 2016-13 effective January 1, 2020.

(2)	Charge-offs and recoveries presented for periods prior to March 31, 2020 exclude loans formerly accounting for as PCI loans.

(3)	Periods prior to March 31, 2020 represent the allowance and provision for unfunded letters of credit only.

Net loan charge-offs totaled $14.8 million for the second quarter 2020 as compared to $4.8 million and $3.0 million for the first quarter 2020 and second quarter 2019, respectively. The increase in net loan charge-offs was largely due to the partial charge-off of one commercial and industrial loan totaling $7.8 million for the second quarter 2020. Additionally, gross loan charge-offs related to taxi medallion loans totaled $3.2 million, $1.3 million and $2.3 million for the second quarter 2020, first quarter 2020 and second quarter 2019, respectively. The overall level of loan charge-offs (as presented in the above table) continues to trend within management's expectations for the credit quality of the loan portfolio.
During the second quarter 2020, we recorded a $41.1 million provision for credit losses as compared to $33.9 million and $2.1 million for the first quarter 2020 and the second quarter 2019, respectively. The second quarter 2020 provision mainly reflects the reserve build caused by deterioration in Valley's view of the macroeconomic outlook since the end of the first quarter, higher specific reserves associated with our taxi medallion loan portfolio and additional qualitative management adjustments to reflect the potential for higher levels of credit stress for COVID-19 impacted borrowers.
The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2020		March 31, 2020		June 30, 2019
	Allowance Allocation *	Allocation as a % of Loan Category	Allowance Allocation*	Allocation as a % of Loan Category	Allowance Allocation*	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans	$132,039	1.92%	$127,437	2.55%	$94,384	2.11%
Commercial real estate loans:
Commercial real estate	117,743	0.71%	97,876	0.60%	23,796	0.19%
Construction	13,959	0.81%	13,709	0.79%	25,182	1.65%
Total commercial real estate loans	131,702	0.72%	111,585	0.62%	48,978	0.34%
Residential mortgage loans	29,630	0.67%	29,456	0.66%	5,219	0.13%
Consumer loans:
Home equity	4,766	1.01%	4,463	0.93%	505	0.10%
Auto and other consumer	11,477	0.51%	10,401	0.44%	6,019	0.26%
Total consumer loans	16,243	0.59%	14,864	0.52%	6,524	0.23%
Total allowance for loan losses	309,614	0.96%	283,342	0.93%	155,105	0.60%
Allowance for unfunded credit commitments	10,109		10,019		2,974
Total allowance for credit losses for loans	$319,723		$293,361		$158,079
Allowance for credit losses for loans as a % loans		0.99%		0.96%		0.61%

*	CECL was adopted January 1, 2020. Prior periods reflect the allowance for credit losses for loans under the incurred loss model.
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 0.99 percent, 0.96 percent and 0.61 percent at June 30, 2020, March 31, 2020 and June 30, 2019, respectively. At June 30, 2020, the allowance allocations for credit losses as a percentage of total loans increased for most loan categories as compared to March 31, 2020. However, the allocated reserves as a percentage of commercial and industrial loans declined by 0.63 percent due to $2.2 billion of SBA PPP loans with no related allowance at June 30, 2020. PPP loans originated in the second quarter 2020 are 100 percent guaranteed by the SBA and totaled approximately $2.2 billion at June 30, 2020. Our allowance of credit losses for loans as a percentage of non-PPP loans was 1.06 percent at June 30, 2020.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2020 and December 31, 2019, shareholders’ equity totaled approximately $4.5 billion and $4.4 billion, which represented 10.7 percent and 11.7 percent of total assets, respectively. During the six months ended June 30, 2020, total shareholders’ equity increased by $90.3 million primarily due to (i) net income of $182.9 million, (ii) an increase in other comprehensive income of $27.3 million, and (iii) a $4.4 million increase attributable to the effect of our stock incentive plan. These positive changes were partially offset by (i) cash dividends declared on common and preferred stock totaling a combined $96.1 million, and (ii) a $28.2 million net cumulative effect adjustment to retained earnings for the adoption of new accounting guidance as of January 1, 2020.
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

We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of June 30, 2020 and December 31, 2019, Valley and Valley National Bank exceeded all capital adequacy requirements (see tables below).

For regulatory capital purposes, in connection with the Federal Reserve Board’s final interim rule as of April 3, 2020, 100 percent of the CECL Day 1 impact to shareholders' equity equaling $28.2 million after-tax will be deferred over a two-year period ending January 1, 2022, at which time it will be phased in on a pro-rata basis over a three-year period ending January 1, 2025. Additionally, 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) net of taxes for the six months ended June 30, 2020 will be phased in over the same time frame.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at June 30, 2020 and December 31, 2019:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2020
Total Risk-based Capital
Valley	$3,672,021	12.19%	$3,162,478	10.50%	N/A	N/A
Valley National Bank	3,688,957	12.25	3,161,772	10.50	$3,011,211	10.00%
Common Equity Tier 1 Capital
Valley	2,864,828	9.51	2,108,319	7.00	N/A	N/A
Valley National Bank	3,385,605	11.24	2,107,848	7.00	1,957,287	6.50
Tier 1 Risk-based Capital
Valley	3,079,669	10.23	2,560,101	8.50	N/A	N/A
Valley National Bank	3,385,605	11.24	2,559,530	8.50	2,408,969	8.00
Tier 1 Leverage Capital
Valley	3,079,669	7.70	1,599,880	4.00	N/A	N/A
Valley National Bank	3,385,605	8.47	1,599,569	4.00	1,999,461	5.00
As of December 31, 2019
Total Risk-based Capital
Valley	$3,427,134	11.72%	$3,070,687	10.50%	N/A	N/A
Valley National Bank	3,416,674	11.69	3,069,894	10.50	$2,923,709	10.00%
Common Equity Tier 1 Capital
Valley	2,754,524	9.42	2,047,125	7.00	N/A	N/A
Valley National Bank	3,152,070	10.78	2,046,596	7.00	1,900,411	6.50
Tier 1 Risk-based Capital
Valley	2,968,530	10.15	2,485,795	8.50	N/A	N/A
Valley National Bank	3,152,070	10.78	2,485,153	8.50	2,338,967	8.00
Tier 1 Leverage Capital
Valley	2,968,530	8.76	1,355,378	4.00	N/A	N/A
Valley National Bank	3,152,070	9.31	1,354,693	4.00	1,693,366	5.00

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	June 30, 2020	December 31, 2019
	($ in thousands, except for share data)
Common shares outstanding	403,795,699	403,278,390
Shareholders’ equity	$4,474,488	$4,384,188
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	1,453,330	1,460,397
Tangible common shareholders’ equity	$2,811,467	$2,714,100
Tangible book value per common share	$6.96	$6.73
Book value per common share	$10.56	$10.35

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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was approximately 50.0 percent for the six months ended June 30, 2020 as compared to 49.4 percent for the year ended December 31, 2019.
Cash dividends declared amounted to $0.22 per common share for each of the six months ended June 30, 2020 and 2019. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend. However, the FRB recently reiterated its long-standing guidance that banking organizations should consult them before declaring dividends in excess of earnings for the corresponding quarter. The renewed guidance was largely due to the increased risk of the COVID-19 pandemic negatively impacting the future level of bank earnings. See the risk factors at Part II, Item 1A of this report for additional information.
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

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 71 for a discussion of interest rate sensitivity.

Item 4.	Controls and Procedures

(a) Disclosure controls and procedures. Valley maintains disclosure controls and procedures which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act) are defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Valley files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to Valley’s management, including Valley’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in internal controls over financial reporting. Beginning January 1, 2020, Valley adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Valley implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU No. 2016-13. Many controls under this new standard remained unchanged under prior GAAP. New controls were established over the review of economic forecasting projections obtained externally. Except as related to the adoption of ASU No. 2016-13, Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

Valley has not experienced any material impact to Valley’s internal controls over financial reporting due to the fact that most of Valley’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. Valley is continually monitoring and assessing the impact of the COVID-19 pandemic on Valley’s internal controls to minimize the impact to their design and operating effectiveness

Valley’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A system of internal control, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the system of internal control are met. The design of a system of internal control reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Valley have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of a simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could affect significantly more households and businesses. The duration and severity of the pandemic, including the degree of resurgence after the initial containment, continue to be impossible to predict. Following any containment, there is also substantial uncertainty surrounding the pace of economic recovery and the return of business and consumer confidence.
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
During the first half of 2020, the most notable impacts to our results of operations were a higher provision expense for credit losses, which we expect to continue. Our provision expense was $75.8 million for the first half of 2020 as compared to $10.1 million for the first half of 2019. With recent increases in COVID-19 infection rates in Florida and Alabama, our forecast of macroeconomic conditions and operating results, including expected lifetime credit losses on our loan portfolio, remains subject to meaningful uncertainty.
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
The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. On April 16, 2020, the SBA notified lenders that the original $349.0 billion of funding under the PPP was exhausted, and on April 24, 2020, Congress allocated an additional $310.0 billion to the program. We participated as a lender in both rounds of the PPP because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was and continues to be some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. Since the opening of the PPP banks have been subject to class action litigation regarding the process and procedures that such banks used in processing applications for the PPP and their refusal to pay agent fees. Class action litigation has been filed against us, along with many other banks claiming the banks are obligated to pay agent fees. If these cases are not resolved in a manner favorable to us, it may result in significant financial liability and adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial position, results of operations and prospects.
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

We may be required to consult with the Federal Reserve Bank (FRB) before declaring cash dividends on our common stock, which ultimately may delay, reduce, or eliminate such dividends and adversely affect the market price of our common stock.

Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so. We may reduce or eliminate our common stock cash dividend in the future depending upon our results of operations, financial condition or other metrics which could be adversely impacted by the unknown full impact of COVID-19.

In July 2020, the FRB updated its supervisory guidance to provide greater clarity regarding the situations in which bank holding companies, like Valley, may expect an expedited consultation in connection with the declaration of dividends that exceed quarterly earnings. To qualify, amongst other criteria, total commercial real estate loan concentrations cannot represent 300 percent or more of total capital and the outstanding balance of the commercial real estate loan portfolio cannot increase by 50 percent or more during the prior 36 months. Currently, we believe that Valley does not meet this standard for expedited consultation and approval of its dividend, should it be required, due to strong organic and acquired commercial real estate loan growth over the past three years. As a result, Valley could be subject to a lengthier and possibly more burdensome review process by the FRB when considering paying dividends that exceed quarterly earnings. The delay, reduction or elimination of our quarterly dividend could adversely affect the market price of our common stock. See additional information regarding our quarterly cash dividend and the current rate of earnings retention at the "Capital Adequacy" section of the MD&A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2020 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2020 to April 30, 2020	1,254	$7.14	—	4,112,465
May 1, 2020 to May 31, 2020	1,837	7.61	—	4,112,465
June 1, 2020 to June 30, 2020	3,650	7.77	—	4,112,465
Total	6,741	$7.61	—

(1)	Represents repurchases made in connection with the vesting of employee restricted stock awards.

(2)
On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended June 30, 2020.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant.*
	(3.2)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 23, 2018.
(10)	Material Contracts
	(10.1)	Employment Agreement with Joseph Chillura, dated July 25,2017, effective January 1, 2018.*
(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Ira Robbins, Chairman of the Board, President and Chief Executive Officer of the Company.*
(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company.*
(32)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, Chairman of the Board, President and Chief Executive Officer of the Company, and Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company.**

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
August 7, 2020	Ira Robbins
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
August 7, 2020	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)