Form 10-Q
period 2020-09-30
VALLEY NATIONAL BANCORP
filed 2020-11-06
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 403,876,309 shares were outstanding as of November 4, 2020.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Cash and due from banks	$276,120	$256,264
Interest bearing deposits with banks	654,591	178,423
Investment securities:
Equity securities	29,026	41,410
Available for sale debt securities	1,526,564	1,566,801
Held to maturity debt securities (net of allowance for credit losses of $1,481 at September 30, 2020)	2,168,995	2,336,095
Total investment securities	3,724,585	3,944,306
Loans held for sale, at fair value	209,250	76,113
Loans	32,415,586	29,699,208
Less: Allowance for loan losses	(325,032)	(161,759)
Net loans	32,090,554	29,537,449
Premises and equipment, net	323,056	334,533
Lease right of use assets	265,599	285,129
Bank owned life insurance	533,768	540,169
Accrued interest receivable	136,058	105,637
Goodwill	1,375,409	1,373,625
Other intangible assets, net	73,873	86,772
Other assets	1,084,629	717,600
Total Assets	$40,747,492	$37,436,020
Liabilities
Deposits:
Non-interest bearing	$8,756,924	$6,710,408
Interest bearing:
Savings, NOW and money market	14,893,477	12,757,484
Time	7,537,581	9,717,945
Total deposits	31,187,982	29,185,837
Short-term borrowings	1,430,726	1,093,280
Long-term borrowings	2,852,569	2,122,426
Junior subordinated debentures issued to capital trusts	55,978	55,718
Lease liabilities	290,441	309,849
Accrued expenses and other liabilities	396,033	284,722
Total Liabilities	36,213,729	33,051,832
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at September 30, 2020 and December 31, 2019)	111,590	111,590
Series B (4,000,000 shares issued at September 30, 2020 and December 31, 2019)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 403,880,132 shares at September 30, 2020 and 403,322,773 shares at December 31, 2019)	141,718	141,423
Surplus	3,633,321	3,622,208
Retained earnings	553,826	443,559
Accumulated other comprehensive loss	(4,783)	(32,214)
Treasury stock, at cost (1,388 common shares at September 30, 2020 and 44,383 common shares at December 31, 2019)	(10)	(479)
Total Shareholders’ Equity	4,533,763	4,384,188
Total Liabilities and Shareholders’ Equity	$40,747,492	$37,436,020
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income
Interest and fees on loans	$315,788	$298,384	$970,739	$883,595
Interest and dividends on investment securities:
Taxable	14,845	21,801	56,225	67,166
Tax-exempt	3,606	4,219	11,224	13,379
Dividends	2,684	3,171	9,177	9,140
Interest on federal funds sold and other short-term investments	420	1,686	2,296	3,947
Total interest income	337,343	329,261	1,049,661	977,227
Interest Expense
Interest on deposits:
Savings, NOW and money market	13,323	35,944	64,463	110,247
Time	19,028	42,848	91,699	121,350
Interest on short-term borrowings	2,588	12,953	9,275	40,362
Interest on long-term borrowings and junior subordinated debentures	19,318	16,891	53,240	45,761
Total interest expense	54,257	108,636	218,677	317,720
Net Interest Income	283,086	220,625	830,984	659,507
(Credit) provision for credit losses for held to maturity securities	(112)	—	688	—
Provision for credit losses for loans	31,020	8,700	106,059	18,800
Net Interest Income After Provision for Credit Losses	252,178	211,925	724,237	640,707
Non-Interest Income
Trust and investment services	3,068	3,296	9,307	9,296
Insurance commissions	1,816	2,748	5,426	7,922
Service charges on deposit accounts	3,952	5,904	13,189	17,634
Losses on securities transactions, net	(46)	(93)	(127)	(114)
Other-than-temporary impairment losses on securities	—	—	—	(2,928)
Fees from loan servicing	2,551	2,463	7,526	7,260
Gains on sales of loans, net	13,366	5,194	26,253	13,700
Gains (losses) on sales of assets, net	894	(159)	716	76,997
Bank owned life insurance	(1,304)	2,687	7,661	6,779
Other	24,975	19,110	65,548	39,880
Total non-interest income	49,272	41,150	135,499	176,426
Non-Interest Expense
Salary and employee benefits expense	83,626	77,271	247,886	236,559
Net occupancy and equipment expense	31,116	29,203	96,774	86,789
FDIC insurance assessment	4,847	5,098	14,858	16,150
Amortization of other intangible assets	6,377	4,694	18,528	13,175
Professional and legal fees	8,762	5,870	22,646	15,286
Loss on extinguishment of debt	2,353	—	2,353	—
Amortization of tax credit investments	2,759	4,385	9,403	16,421
Telecommunication expense	2,094	2,698	7,247	7,317
Other	18,251	16,658	53,312	43,712
Total non-interest expense	160,185	145,877	473,007	435,409
Income Before Income Taxes	141,265	107,198	386,729	381,724
Income tax expense	38,891	25,307	101,486	110,035
Net Income	102,374	81,891	285,243	271,689
Dividends on preferred stock	3,172	3,172	9,516	9,516
Net Income Available to Common Shareholders	$99,202	$78,719	$275,727	$262,173

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (continued)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings Per Common Share:
Basic	$0.25	$0.24	$0.68	$0.79
Diluted	0.25	0.24	0.68	0.79
Cash Dividends Declared per Common Share	0.11	0.11	0.33	0.33
Weighted Average Number of Common Shares Outstanding:
Basic	403,833,469	331,797,982	403,714,701	331,716,652
Diluted	404,788,526	333,405,196	404,912,126	333,039,436
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$102,374	$81,891	$285,243	$271,689
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(1,262)	8,135	27,819	42,890
Less reclassification adjustment for net losses included in net income	36	72	94	90
Total	(1,226)	8,207	27,913	42,980
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	83	76	(2,254)	(989)
Less reclassification adjustment for net losses included in net income	1,127	324	1,257	806
Total	1,210	400	(997)	(183)
Defined benefit pension plan
Amortization of actuarial net loss	171	56	515	166
Total other comprehensive income	155	8,663	27,431	42,963
Total comprehensive income	$102,529	$90,554	$312,674	$314,652
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2020

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2019	$209,691	403,278	$141,423	$3,622,208	$443,559	$(32,214)	$(479)	$4,384,188
Adjustment due to the adoption of ASU No. 2016-13	—	—	—	—	(28,187)	—	—	(28,187)
Balance - January 1, 2020	209,691	403,278	141,423	3,622,208	415,372	(32,214)	(479)	4,356,001
Net income	—	—	—	—	87,268	—	—	87,268
Other comprehensive income, net of tax	—	—	—	—	—	25,648	—	25,648
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(44,979)	—	—	(44,979)
Effect of stock incentive plan, net	—	466	190	1,828	(2,065)	—	279	232
Balance - March 31, 2020	209,691	403,744	141,613	3,624,036	452,424	(6,566)	(200)	4,420,998
Net income	—	—	—	—	95,601	—	—	95,601
Other comprehensive income, net of tax	—	—	—	—	—	1,628	—	1,628
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(44,750)	—	—	(44,750)
Effect of stock incentive plan, net	—	52	54	4,756	(592)	—	(35)	4,183
Balance - June 30, 2020	209,691	403,796	141,667	3,628,792	499,511	(4,938)	(235)	4,474,488
Net income	—	—	—	—	102,374	—	—	102,374
Other comprehensive income, net of tax	—	—	—	—	—	155	—	155
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(44,770)	—	—	(44,770)
Effect of stock incentive plan, net	—	83	51	4,529	(117)	—	225	4,688
Balance - September 30, 2020	$209,691	403,879	$141,718	$3,633,321	$553,826	$(4,783)	$(10)	$4,533,763

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited) (continued)

For the Nine Months Ended September 30, 2019

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2018	$209,691	331,431	$116,240	$2,796,499	$299,642	$(69,431)	$(2,187)	$3,350,454
Adjustment due to the adoption of ASU No. 2016-02	—	—	—	—	4,414	—	—	4,414
Adjustment due to the adoption of ASU No. 2017-08	—	—	—	—	(1,446)	—	—	(1,446)
Balance - January 1, 2019	209,691	331,431	116,240	2,796,499	302,610	(69,431)	(2,187)	3,353,422
Net income	—	—	—	—	113,330	—	—	113,330
Other comprehensive income, net of tax	—	—	—	—	—	16,174	—	16,174
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,686)	—	—	(36,686)
Effect of stock incentive plan, net	—	302	226	2,935	(99)	—	(1,251)	1,811
Balance - March 31, 2019	209,691	331,733	116,466	2,799,434	375,983	(53,257)	(3,438)	3,444,879
Net income	—	—	—	—	76,468	—	—	76,468
Other comprehensive income, net of tax	—	—	—	—	—	18,126	—	18,126
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,712)	—	—	(36,712)
Effect of stock incentive plan, net	—	55	105	4,625	(377)	—	176	4,529
Balance - June 30, 2019	209,691	331,788	116,571	2,804,059	412,190	(35,131)	(3,262)	3,504,118
Net income	—	—	—	—	81,891	—	—	81,891
Other comprehensive income, net of tax	—	—	—	—	—	8,663	—	8,663
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(36,732)	—	—	(36,732)
Effect of stock incentive plan, net	—	18	79	3,207	(157)	—	178	3,307
Balance - September 30, 2019	$209,691	331,806	$116,650	$2,807,266	$454,020	$(26,468)	$(3,084)	$3,558,075

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$285,243	$271,689
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	43,975	38,329
Stock-based compensation	12,001	11,504
Provision for credit losses	106,747	18,800
Net amortization of premiums and accretion of discounts on securities and borrowings	26,051	21,584
Amortization of other intangible assets	18,528	13,175
Losses on securities transactions, net	127	114
Proceeds from sales of loans held for sale	716,739	341,503
Gains on sales of loans, net	(26,253)	(13,700)
Net impairment losses on securities recognized in earnings	—	2,928
Originations of loans held for sale	(829,252)	(338,996)
Gains on sales of assets, net	(716)	(76,997)
Net change in:
Cash surrender value of bank owned life insurance	(7,661)	(6,779)
Accrued interest receivable	(30,421)	(1,986)
Other assets	(420,572)	(264,228)
Accrued expenses and other liabilities	85,944	92,542
Net cash (used in) provided by operating activities	(19,520)	109,482
Cash flows from investing activities:
Net loan originations and purchases	(2,686,137)	(1,846,329)
Equity securities:
Purchases	(7,616)	—
Sales	27,867	—
Held to maturity debt securities:
Purchases	(381,606)	(317,794)
Maturities, calls and principal repayments	532,151	281,961
Available for sale debt securities:
Purchases	(306,071)	(19,892)
Maturities, calls and principal repayments	374,321	188,619
Death benefit proceeds from bank owned life insurance	14,062	6,354
Proceeds from sales of real estate property and equipment	16,136	107,132
Proceeds from sales of loans held for investment	30,020	302,951
Purchases of real estate property and equipment	(20,715)	(15,753)
Net cash used in investing activities	(2,407,588)	(1,312,751)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)
	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Net change in deposits	2,002,145	1,093,148
Net change in short-term borrowings	337,446	(293,497)
Proceeds from issuance of long-term borrowings, net	838,388	850,000
Repayments of long-term borrowings	(108,446)	(255,000)
Cash dividends paid to preferred shareholders	(9,516)	(9,516)
Cash dividends paid to common shareholders	(133,536)	(110,037)
Purchase of common shares to treasury	(4,972)	(1,505)
Common stock issued, net	2,074	(351)
Other, net	(451)	(365)
Net cash provided by financing activities	2,923,132	1,272,877
Net change in cash and cash equivalents	496,024	69,608
Cash and cash equivalents at beginning of year	434,687	428,629
Cash and cash equivalents at end of period	$930,711	$498,237

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$229,987	$312,663
Federal and state income taxes	108,302	106,296
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$3,716	$1,453
Transfer of loans to loans held for sale	30,020	302,951
Lease right of use assets obtained in exchange for operating lease liabilities	10,141	306,471
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at September 30, 2020 and for all periods presented have been made. The results of operations for the three and nine months ended on September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
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
Significant Estimates. In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that require application of management’s most difficult, subjective or complex judgment and are particularly susceptible to change include: the allowance for credit losses, the evaluation of goodwill and other intangible assets for impairment, and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates. Actual results may differ from those estimates. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
Impact of COVID-19. Valley's primary market areas within New Jersey, New York, Florida and Alabama have all experienced significant outbreaks and resurgences of the disease caused by the novel coronavirus (COVID-19) and disruptions from the pandemic. The COVID-19 pandemic and any preventative or protective actions that Valley or its customers have taken or may take in response resulted and may continue to result in extended periods of disruption to Valley, its customers, service providers, and third parties. The full extent and duration of the adverse impacts of COVID-19 on Valley's business, financial position, results of operations, and prospects are currently unknown, but could be significant. As of the date of this report, the banking and financial services industries have been deemed essential businesses in the jurisdictions in which Valley operates. However, Valley remains subject to various protocols and practices imposed to safeguard the health and wellness of customers and employees and to comply with applicable government directives, and the implementation and extent of any further restrictions on operations could have a material effect on Valley’s business. Valley cannot predict whether and to what extent governmental and nongovernmental authorities will continue to implement policy measures or further legislative relief to assist Valley and its customers and the failure to do so could have adverse effects on Valley's business.

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

Merger expenses totaled $106 thousand and $1.8 million for the three and nine months ended September 30, 2020, respectively, which primarily related to professional and legal, net occupancy and equipment, and other expenses included in non-interest expense on the consolidated statements of income.

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
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except for share data)
Net income available to common shareholders	$99,202	$78,719	$275,727	$262,173
Basic weighted average number of common shares outstanding	403,833,469	331,797,982	403,714,701	331,716,652
Plus: Common stock equivalents	955,057	1,607,214	1,197,425	1,322,784
Diluted weighted average number of common shares outstanding	404,788,526	333,405,196	404,912,126	333,039,436
Earnings per common share:
Basic	$0.25	$0.24	$0.68	$0.79
Diluted	0.25	0.24	0.68	0.79

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price per share of Valley’s common stock and restricted stock units during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Potential anti-dilutive weighted common shares equaled approximately 4.9 million shares and 2.2 million shares for the three and nine months ended September 30, 2020, respectively, and 265 thousand shares and 475 thousand shares for the three and nine months ended September 30, 2019, respectively.

Note 4. Accumulated Other Comprehensive Loss

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2020:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at June 30, 2020	$34,961	$(5,936)	$(33,963)	$(4,938)
Other comprehensive (loss) income before reclassification	(1,262)	83	—	(1,179)
Amounts reclassified from other comprehensive income	36	1,127	171	1,334
Other comprehensive (loss) income, net	(1,226)	1,210	171	155
Balance at September 30, 2020	$33,735	$(4,726)	$(33,792)	$(4,783)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2019	$5,822	$(3,729)	$(34,307)	$(32,214)
Other comprehensive income (loss) before reclassification	27,819	(2,254)	—	25,565
Amounts reclassified from other comprehensive income	94	1,257	515	1,866
Other comprehensive income (loss), net	27,913	(997)	515	27,431
Balance at September 30, 2020	$33,735	$(4,726)	$(33,792)	$(4,783)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2020 and 2019:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Accumulated Other Comprehensive Loss	2020	2019	2020	2019	Income Statement Line Item
	(in thousands)
Unrealized losses on AFS securities before tax	$(46)	$(93)	$(127)	$(114)	Losses on securities transactions, net
Tax effect	10	21	33	24
Total net of tax	(36)	(72)	(94)	(90)
Unrealized losses on derivatives (cash flow hedges) before tax	(1,586)	(453)	(1,763)	(1,126)	Interest expense
Tax effect	459	129	506	320
Total net of tax	(1,127)	(324)	(1,257)	(806)
Defined benefit pension plan:
Amortization of actuarial net loss	(234)	(79)	(699)	(235)	*
Tax effect	63	23	184	69
Total net of tax	(171)	(56)	(515)	(166)
Total reclassifications, net of tax	$(1,334)	$(452)	$(1,866)	$(1,062)

*	Amortization of net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.

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

New Accounting Guidance issued in 2020

ASU No. 2020-08, "Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs" provides clarification and affects the guidance previously issued by ASU No. 2017-08 “Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU No. 2020-08 clarifies that an entity should reevaluate whether a debt security with multiple call dates is within the scope of paragraph 310-20-35-33. For each reporting period, to the extent that the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the premium should be amortized to the next call date, unless the guidance to consider estimated prepayments is applied. ASU No. 2020-08 will be effective for Valley for the annual and interim periods beginning January 1, 2021 and early adoption is not permitted. This new guidance is not expected to have a significant impact on Valley’s consolidated financial statements.

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
Note 6. Fair Value Measurement of Assets and Liabilities

ASC Topic 820, “Fair Value Measurements” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

•Level 1    - Unadjusted exchange quoted prices in active markets for identical assets or liabilities, or identical liabilities traded as assets that the reporting entity has the ability to access at the measurement date.
•Level 2 - Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly (i.e., quoted prices on similar assets) for substantially the full term of the asset or liability.
•Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2020 and December 31, 2019. The assets presented under “nonrecurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	September 30, 2020	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities (1)	$26,527	$19,136	$—	$—
Available for sale:
U.S. Treasury securities	51,578	51,578	—	—
U.S. government agency securities	26,448	—	26,448	—
Obligations of states and political subdivisions	134,193	—	133,410	783
Residential mortgage-backed securities	1,233,436	—	1,233,436	—
Corporate and other debt securities	80,909	—	80,909	—
Total available for sale debt securities	1,526,564	51,578	1,474,203	783
Loans held for sale (2)	209,250	—	209,250	—
Other assets (3)	455,565	—	455,565	—
Total assets	$2,217,906	$70,714	$2,139,018	$783
Liabilities
Other liabilities (3)	$190,049	$—	$190,049	$—
Total liabilities	$190,049	$—	$190,049	$—
Non-recurring fair value measurements:
Collateral dependent loans	$35,907	$—	$—	$35,907
Loan servicing rights	14,000	—	—	14,000
Foreclosed assets	7,747	—	—	7,747
Total	$57,654	$—	$—	$57,654

		Fair Value Measurements at Reporting Date Using:
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities at fair value	$41,410	$41,410	$—	$—
Available for sale:
U.S. Treasury securities	50,943	50,943	—	—
U.S. government agency securities	29,243	—	29,243	—
Obligations of states and political subdivisions	170,051	—	169,371	680
Residential mortgage-backed securities	1,254,786	—	1,254,786	—
Trust preferred securities	—	—	—	—
Corporate and other debt securities	61,778	—	61,778	—
Total available for sale	1,566,801	50,943	1,515,178	680
Trading securities	—	—	—	—
Loans held for sale (2)	76,113	—	76,113	—
Other assets (3)	158,532	—	158,532	—
Total assets	$1,842,856	$92,353	$1,749,823	$680
Liabilities
Other liabilities (3)	$43,926	$—	$43,926	$—
Total liabilities	$43,926	$—	$43,926	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans	$39,075	$—	$—	$39,075
Loan servicing rights	1,591	—	—	1,591
Foreclosed assets	10,807	—	—	10,807
Total	$51,473	$—	$—	$51,473

(1)Includes equity securities measured at net asset value (NAV) per share (or its equivalent) as a practical expedient totaling $7.4 million at September 30, 2020. These securities have not been classified in the fair value hierarchy.
(2)Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $199.4 million and $74.5 million at September 30, 2020 and December 31, 2019, respectively.
(3)Derivative financial instruments are included in this category.

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

Equity securities. The fair value of equity securities largely consists of a publicly traded mutual fund, a Community Reinvestment Act (CRA) investment fund that is carried at quoted prices in active markets and privately held CRA funds measured at NAV.

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

In calculating the fair value of one impaired special revenue bond (within obligations of states and political subdivisions in the table above) under Level 3, Valley prepared its best estimate of the present value of the cash flows to determine an internal price estimate. In determining the internal price, Valley utilized recent financial information and developments provided by the issuer, as well as other unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing of the defaulted security. A quoted price received from an independent pricing service was weighted with the internal price estimate to determine the fair value of the instrument at September 30, 2020 and December 31, 2019.

Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2020 and December 31, 2019 based on the short duration these assets were held, and the high credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR and Overnight Index Swap rate curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2020 and December 31, 2019), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2020 and December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The following valuation techniques were used for certain non-financial assets measured at fair value on a nonrecurring basis, including collateral dependent loans reported at the fair value of the underlying collateral, loan servicing rights and foreclosed assets, which are reported at fair value upon initial recognition or subsequent impairment as described below.

Collateral Dependent Loans. Collateral dependent loans are loans when foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At September 30, 2020, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for credit loan losses and/or a specific valuation allowance allocation based on the fair value of the underlying collateral. At September 30, 2020, collateral dependent loans, primarily consisting of taxi medallion loans, with a total amortized cost of $99.3 million were reduced by specific valuation allowance allocations totaling $63.4 million to a reported total net carrying amount of $35.9 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third-party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (discount rate), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2020, the fair value model used a blended prepayment speed (stated as constant prepayment rates) of 18.4 percent and a discount rate of 9.6 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. At September 30, 2020, certain loan servicing rights were re-measured at fair value totaling $14.0 million. See Note 9 for additional information.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal adjusted to the lower of cost or estimated fair value, less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, an asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no discount adjustments of the appraisals of foreclosed assets at September 30, 2020.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2020 and December 31, 2019 were as follows:

	Fair Value Hierarchy	September 30, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$276,120	$276,120	$256,264	$256,264
Interest bearing deposits with banks	Level 1	654,591	654,591	178,423	178,423
Equity securities (1)	Level 3	2,499	2,499	—	—
Investment securities held to maturity:
U.S. Treasury securities	Level 1	138,224	146,429	138,352	144,113
U.S. government agency securities	Level 2	6,302	6,634	7,345	7,362
Obligations of states and political subdivisions	Level 2	464,051	479,824	500,705	513,607
Residential mortgage-backed securities	Level 2	1,491,808	1,528,703	1,620,119	1,629,572
Trust preferred securities	Level 2	37,341	30,000	37,324	31,382
Corporate and other debt securities	Level 2	32,750	33,381	32,250	32,684
Total investment securities held to maturity (2)		2,170,476	2,224,971	2,336,095	2,358,720
Net loans	Level 3	32,090,554	31,883,095	29,537,449	28,964,396
Accrued interest receivable	Level 1	136,058	136,058	105,637	105,637
Federal Reserve Bank and Federal Home Loan Bank stock (3)	Level 2	287,628	287,628	214,421	214,421
Financial liabilities
Deposits without stated maturities	Level 1	23,650,401	23,650,401	19,467,892	19,467,892
Deposits with stated maturities	Level 2	7,537,581	7,466,794	9,717,945	9,747,867
Short-term borrowings	Level 2	1,430,726	1,544,596	1,093,280	1,081,879
Long-term borrowings	Level 2	2,852,569	3,115,757	2,122,426	2,181,401
Junior subordinated debentures issued to capital trusts	Level 2	55,978	44,771	55,718	53,889
Accrued interest payable (4)	Level 1	21,756	21,756	33,066	33,066

(1)Represents equity securities without a readily determinable fair value measured at cost less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.

Note 7. Investment Securities

Equity Securities

Equity securities carried at fair value totaled $29.0 million and $41.4 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, Valley's equity securities consisted of one publicly traded money market mutual fund, CRA investments both publicly traded and privately held and, to a lesser extent, equity securities without readily determinable fair values.

Available for Sale Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at September 30, 2020 and December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2020
U.S. Treasury securities	$50,035	$1,543	$—	$51,578
U.S. government agency securities	25,302	1,164	(18)	26,448
Obligations of states and political subdivisions:
Obligations of states and state agencies	58,807	1,151	(30)	59,928
Municipal bonds	73,063	1,276	(74)	74,265
Total obligations of states and political subdivisions	131,870	2,427	(104)	134,193
Residential mortgage-backed securities	1,193,052	41,326	(942)	1,233,436
Corporate and other debt securities	79,707	1,539	(337)	80,909
Total investment securities available for sale	$1,479,966	$47,999	$(1,401)	$1,526,564
December 31, 2019
U.S. Treasury securities	$50,952	$12	$(21)	$50,943
U.S. government agency securities	28,982	280	(19)	29,243
Obligations of states and political subdivisions:
Obligations of states and state agencies	78,116	540	(83)	78,573
Municipal bonds	90,662	902	(86)	91,478
Total obligations of states and political subdivisions	168,778	1,442	(169)	170,051
Residential mortgage-backed securities	1,248,814	11,234	(5,262)	1,254,786
Corporate and other debt securities	61,261	628	(111)	61,778
Total investment securities available for sale	$1,558,787	$13,596	$(5,582)	$1,566,801

The age of unrealized losses and fair value of related securities available for sale at September 30, 2020 and December 31, 2019 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2020
U.S. government agency securities	$—	$—	$1,585	$(18)	$1,585	$(18)
Obligations of states and political subdivisions:
Obligations of states and state agencies	1,319	(6)	1,023	(24)	2,342	(30)
Municipal bonds	6,767	(74)	—	—	6,767	(74)
Total obligations of states and political subdivisions	8,086	(80)	1,023	(24)	9,109	(104)
Residential mortgage-backed securities	111,973	(526)	33,346	(416)	145,319	(942)
Corporate and other debt securities	14,656	(337)	—	—	14,656	(337)
Total	$134,715	$(943)	$35,954	$(458)	$170,669	$(1,401)
December 31, 2019
U.S. Treasury securities	$25,019	$(21)	$—	$—	$25,019	$(21)
U.S. government agency securities	—	—	1,783	(19)	1,783	(19)
Obligations of states and political subdivisions:
Obligations of states and state agencies	18,540	(21)	8,755	(62)	27,295	(83)
Municipal bonds	—	—	13,177	(86)	13,177	(86)
Total obligations of states and political subdivisions	18,540	(21)	21,932	(148)	40,472	(169)
Residential mortgage-backed securities	240,412	(1,194)	282,798	(4,068)	523,210	(5,262)
Corporate and other debt securities	5,139	(111)	—	—	5,139	(111)
Total	$289,110	$(1,347)	$306,513	$(4,235)	$595,623	$(5,582)
Within the available for sale debt securities portfolio, the total number of security positions in an unrealized loss position was 64 and 182 at September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020, the fair value of available for sale debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $868.9 million.

The contractual maturities of available for sale debt securities at September 30, 2020 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$20,975	$20,991
Due after one year through five years	92,873	95,436
Due after five years through ten years	107,004	108,746
Due after ten years	66,062	67,955
Residential mortgage-backed securities	1,193,052	1,233,436
Total investment securities available for sale	$1,479,966	$1,526,564
Actual maturities of available for sale debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 3.9 years at September 30, 2020.
Impairment Analysis of Available For Sale Debt Securities
Valley's available for sale debt securities portfolio includes corporate bonds and special revenue bonds, among other securities. These type of securities may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers, including due to the economic effects of COVID-19.
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

The obligations of states and political subdivisions classified as available for sale include special revenue bonds which had an aggregate amortized cost and fair value of $70.6 million and $71.9 million, respectively, at September 30, 2020. The gross unrealized losses associated with the special revenue bonds as of September 30, 2020 were not material. Approximately 41 percent of the special revenue bonds were issued by the states of (or municipalities within) Utah and Illinois. As part of Valley’s pre-purchase analysis and on-going quarterly assessment of impairment of the obligations of states and political subdivisions, the Credit Risk Management Department conducts a financial analysis and risk rating assessment of each security issuer based on the issuer’s most recently issued financial statements and other publicly available information. These investments are a mix of municipal bonds with investment grade ratings or non-rated revenue bonds paying in accordance with their contractual terms. The vast majority of the bonds not rated by the rating agencies are state housing finance agency revenue bonds secured by Ginnie Mae securities that are commonly referred to as Tax Exempt Mortgage Securities (TEMS). Valley continues to monitor the special revenue bond portfolio as part of its quarterly impairment analysis.

Valley has evaluated available for sale debt securities that are in an unrealized loss position as of September 30, 2020 included in the table above and has determined that the declines in fair value are mainly attributable to market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment during the three and nine months ended September 30, 2020 and, as a result, there was no allowance for credit losses for available for sale debt securities at September 30, 2020.

During the nine months ended September 30, 2019, Valley recognized a $2.9 million other-than-temporary credit impairment charge on one special revenue bond classified as available for sale (within the obligations of states and state agencies in the tables above). The credit impairment was due to severe credit deterioration disclosed by the issuer in the second quarter 2019, as well as the issuer's default on its contractual payment. At September 30, 2020, the non-accruing impaired security had an adjusted amortized cost and fair value of $680 thousand and $783 thousand, respectively.

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

Held to Maturity Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at September 30, 2020 and December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2020
U.S. Treasury securities	$138,224	$8,205	$—	$146,429
U.S. government agency securities	6,302	332	—	6,634
Obligations of states and political subdivisions:
Obligations of states and state agencies	271,038	9,040	(176)	279,902
Municipal bonds	193,013	6,909	—	199,922
Total obligations of states and political subdivisions	464,051	15,949	(176)	479,824
Residential mortgage-backed securities	1,491,808	37,819	(924)	1,528,703
Trust preferred securities	37,341	52	(7,393)	30,000
Corporate and other debt securities	32,750	637	(6)	33,381
Total investment securities held to maturity	$2,170,476	$62,994	$(8,499)	$2,224,971
December 31, 2019
U.S. Treasury securities	$138,352	$5,761	$—	$144,113
U.S. government agency securities	7,345	58	(41)	7,362
Obligations of states and political subdivisions:
Obligations of states and state agencies	297,454	7,745	(529)	304,670
Municipal bonds	203,251	5,696	(10)	208,937
Total obligations of states and political subdivisions	500,705	13,441	(539)	513,607
Residential mortgage-backed securities	1,620,119	14,803	(5,350)	1,629,572
Trust preferred securities	37,324	39	(5,981)	31,382
Corporate and other debt securities	32,250	454	(20)	32,684
Total investment securities held to maturity	$2,336,095	$34,556	$(11,931)	$2,358,720

The age of unrealized losses and fair value of related debt securities held to maturity at September 30, 2020 and December 31, 2019 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2020
Obligations of states and political subdivisions:
Obligations of states and state agencies	$5,493	$(176)	$—	$—	$5,493	$(176)
Total obligations of states and political subdivisions	5,493	(176)	—	—	5,493	(176)
Residential mortgage-backed securities	237,070	(919)	2,677	(5)	239,747	(924)
Trust preferred securities	—	—	28,595	(7,393)	28,595	(7,393)
Corporate and other debt securities	7,494	(6)	—	—	7,494	(6)
Total	$250,057	$(1,101)	$31,272	$(7,398)	$281,329	$(8,499)
December 31, 2019
U.S. government agency securities	$5,183	$(41)	$—	$—	$5,183	$(41)
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,178	(55)	32,397	(474)	43,575	(529)
Municipal bonds	—	—	798	(10)	798	(10)
Total obligations of states and political subdivisions	11,178	(55)	33,195	(484)	44,373	(539)
Residential mortgage-backed securities	307,885	(1,387)	254,915	(3,963)	562,800	(5,350)
Trust preferred securities	—	—	29,990	(5,981)	29,990	(5,981)
Corporate and other debt securities	—	—	4,980	(20)	4,980	(20)
Total	$324,246	$(1,483)	$323,080	$(10,448)	$647,326	$(11,931)

Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 20 and 82 at September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.0 billion.
The contractual maturities of investments in debt securities held to maturity at September 30, 2020 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$113,188	$113,628
Due after one year through five years	201,101	213,801
Due after five years through ten years	162,911	168,821
Due after ten years	201,468	200,018
Residential mortgage-backed securities	1,491,808	1,528,703
Total investment securities held to maturity	$2,170,476	$2,224,971

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 2.5 years at September 30, 2020.

Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities through the use of the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at September 30, 2020 and December 31, 2019.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
September 30, 2020
U.S. Treasury securities	$138,224	$—	$—	$—	$138,224
U.S. government agency securities	6,302	—	—	—	6,302
Obligations of states and political subdivisions:
Obligations of states and state agencies	233,581	—	5,669	31,788	271,038
Municipal bonds	171,766	—	—	21,247	193,013
Total obligations of states and political subdivisions	405,347	—	5,669	53,035	464,051
Residential mortgage-backed securities	1,491,808	—	—	—	1,491,808
Trust preferred securities	—	—	—	37,341	37,341
Corporate and other debt securities	—	5,000	—	27,750	32,750
Total investment securities held to maturity	$2,041,681	$5,000	$5,669	$118,126	$2,170,476
December 31, 2019
U.S. Treasury securities	$138,352	$—	$—	$—	$138,352
U.S. government agency securities	7,345	—	—	—	7,345
Obligations of states and political subdivisions:
Obligations of states and state agencies	248,533	5,722	—	43,199	297,454
Municipal bonds	202,642	—	—	609	203,251
Total obligations of states and political subdivisions	451,175	5,722	—	43,808	500,705
Residential mortgage-backed securities	1,620,119	—	—	—	1,620,119
Trust preferred securities	—	—	—	37,324	37,324
Corporate and other debt securities	—	5,000	—	27,250	32,250
Total investment securities held to maturity	$2,216,991	$10,722	$—	$108,382	$2,336,095

Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At September 30, 2020, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the "non-rated" category included TEMS securities secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

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

At September 30, 2020, held to maturity debt securities were carried net of allowance for credit losses totaling $1.5 million. Valley recorded a negative (credit) provision for credit losses of $112 thousand during the three months ended September 30, 2020 and a net provision for credit losses of $688 thousand for the nine months ended September 30, 2020. There were no net charge-offs of debt securities in the respective periods.

Note 8. Loans and Allowance for Credit Losses for Loans

The detail of the loan portfolio as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Loans:
Commercial and industrial *	$6,903,345	$4,825,997
Commercial real estate:
Commercial real estate	16,815,587	15,996,741
Construction	1,720,775	1,647,018
Total commercial real estate loans	18,536,362	17,643,759
Residential mortgage	4,284,595	4,377,111
Consumer:
Home equity	457,083	487,272
Automobile	1,341,659	1,451,623
Other consumer	892,542	913,446
Total consumer loans	2,691,284	2,852,341
Total loans	$32,415,586	$29,699,208

*Includes $2.3 billion of loans originated under the Paycheck Protection Program (PPP), net of unearned fees totaling $54.4 million at September 30, 2020.

Total loans includes net unearned discounts and deferred loan fees of $116.2 million at September 30, 2020 and net unearned premiums and deferred loan costs of $12.6 million at December 31, 2019. Net unearned discounts and deferred loan fees at September 30, 2020 include the non-credit discount on PCD loans and net unearned fees related to PPP loans.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $117.9 million and $86.3 million at September 30, 2020 and December 31, 2019, respectively, and is presented separately in the consolidated statements of financial condition.

Valley transferred and sold approximately $30.0 million and $303.0 million of residential mortgage loans from the loan portfolio to loans held for sale during the nine months ended September 30, 2020 and 2019, respectively.

Excluding the loan transfers, there were no other sales of loans from the held for investment portfolio during the nine months ended September 30, 2020 and 2019.

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

The following table presents past due, current and non-accrual loans without an allowance for credit losses by loan portfolio class (including PCD loans) at September 30, 2020.

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Credit Losses
	(in thousands)
September 30, 2020
Commercial and industrial	$6,587	$3,954	$6,759	$115,667	$132,967	$6,770,378	$6,903,345	$16,812
Commercial real estate:
Commercial real estate	26,038	610	1,538	41,627	69,813	16,745,774	16,815,587	35,798
Construction	142	—	—	2,497	2,639	1,718,136	1,720,775	2,405
Total commercial real estate loans	26,180	610	1,538	44,124	72,452	18,463,910	18,536,362	38,203
Residential mortgage	22,528	3,760	891	23,877	51,056	4,233,539	4,284,595	12,356
Consumer loans:
Home equity	1,281	299	—	6,969	8,549	448,534	457,083	70
Automobile	4,797	808	538	472	6,615	1,335,044	1,341,659	—
Other consumer	2,901	245	215	—	3,361	889,181	892,542	—
Total consumer loans	8,979	1,352	753	7,441	18,525	2,672,759	2,691,284	70
Total	$64,274	$9,676	$9,941	$191,109	$275,000	$32,140,586	$32,415,586	$67,441

The following table presents past due, non-accrual and current loans by loan portfolio class at December 31, 2019. At December 31, 2019, purchased credit-impaired (PCI) loans were excluded from past due and non-accrual loans reported because they continued to earn interest income from the accretable yield at the pool level. The PCI loan pools are accounted for as PCD loans (on a loan level basis with a related allowance for credit losses) under the CECL standard adopted at January 1, 2020 and reported in the past due loans and non-accrual loans in the tables above at September 30, 2020.

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

The following table presents the internal loan classification risk by loan portfolio class by origination year (including PCD loans) based on the most recent analysis performed at September 30, 2020:

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$2,656,655	$609,142	$523,833	$246,684	$185,298	$804,896	$1,613,011	$417	$6,639,936
Special Mention	724	10,634	11,786	10,236	11,310	14,895	44,412	68	104,065
Substandard	5,411	3,181	2,780	1,789	4,095	26,720	18,092	24	62,092
Doubtful	—	5,207	7	17,162	2,632	72,244	—	—	97,252
Total commercial and industrial	$2,662,790	$628,164	$538,406	$275,871	$203,335	$918,755	$1,675,515	$509	$6,903,345
Commercial real estate
Risk Rating:
Pass	$2,456,797	$3,236,056	$2,360,488	$1,993,600	$1,929,677	$4,281,267	$189,008	$15,626	$16,462,519
Special Mention	23,864	—	26,028	7,197	42,882	86,098	3,481	—	189,550
Substandard	17,539	9,450	24,168	22,014	10,329	78,322	—	—	161,822
Doubtful	—	—	—	787	—	909	—	—	1,696
Total commercial real estate	$2,498,200	$3,245,506	$2,410,684	$2,023,598	$1,982,888	$4,446,596	$192,489	$15,626	$16,815,587
Construction
Risk Rating:
Pass	$105,422	$157,407	$123,416	$16,196	$47,202	$60,663	$1,162,297	$—	$1,672,603
Special Mention	—	—	—	—	10,058	—	32,407	—	42,465
Substandard	—	31	246	2,628	2,422	380	—	—	5,707
Total construction	$105,422	$157,438	$123,662	$18,824	$59,682	$61,043	$1,194,704	$—	$1,720,775

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in those loan classes (including PCD loans) based on payment activity by origination year as of September 30, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$560,875	$807,219	$778,367	$645,289	$407,412	$1,019,903	$52,783	$—	$4,271,848
90 days or more past due	—	1,459	2,947	2,849	3,895	1,597	—	—	12,747
Total residential mortgage	$560,875	$808,678	$781,314	$648,138	$411,307	$1,021,500	$52,783	$—	$4,284,595
Consumer loans
Home equity
Performing	$6,436	$12,015	$13,310	$10,178	$6,505	$17,626	$336,434	$52,986	$455,490
90 days or more past due	—	—	—	—	25	111	617	840	1,593
Total home equity	6,436	12,015	13,310	10,178	6,530	17,737	337,051	53,826	457,083
Automobile
Performing	292,584	479,860	303,799	175,359	62,193	26,843	—	—	1,340,638
90 days or more past due	40	304	270	246	16	145	—	—	1,021
Total automobile	292,624	480,164	304,069	175,605	62,209	26,988	—	—	1,341,659
Other Consumer
Performing	5,061	5,751	11,529	1,254	1,093	6,387	860,895	—	891,970
90 days or more past due	—	—	8	—	—	20	136	408	572
Total other consumer	5,061	5,751	11,537	1,254	1,093	6,407	861,031	408	892,542
Total Consumer	$304,121	$497,930	$328,916	$187,037	$69,832	$51,132	$1,198,082	$54,234	$2,691,284

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
Performing TDRs (not reported as non-accrual loans) totaled $58.1 million and $73.0 million as of September 30, 2020 and December 31, 2019, respectively. Non-performing TDRs totaled $96.8 million and $65.1 million as of September 30, 2020 and December 31, 2019, respectively.

The following table presents the pre- and post-modification amortized cost of loans by loan class modified as TDRs (excluding PCI loans prior to the adoption of ASU 2016-13) during the three and nine months ended September 30, 2020 and 2019. Post-modification amounts are presented as of September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020			2019
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount
	($ in thousands)
Commercial and industrial	28	$31,237	$30,938	53	$42,902	$41,772
Commercial real estate	2	4,249	4,240	1	75	75
Residential mortgage	1	247	247	—	—	—
Consumer	1	72	72	1	19	19
Total	32	$35,805	$35,497	55	$42,996	$41,866

	Nine Months Ended September 30,
	2020			2019
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount
	($ in thousands)
Commercial and industrial	33	$40,537	$38,204	104	$78,601	$72,183
Commercial real estate	4	8,996	9,000	3	4,740	4,699
Residential mortgage	1	247	247	1	155	154
Consumer	1	72	72	1	19	19
Total	39	$49,852	$47,523	109	$83,515	$77,055

The total TDRs presented in the above table had allocated reserves for loan losses of $18.7 million and $29.6 million at September 30, 2020 and 2019, respectively. There were $1.9 million and $5.6 million of partial charge-offs related to TDRs for the three and nine months ended September 30, 2020, respectively. There were no partial charge-offs related to TDR loan modifications during three months ended September 30, 2020 and $2.0 million of partial charge-offs related to TDRs for the nine months ended September 30, 2019, respectively. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the three and nine months ended September 30, 2020 and 2019.

Loans modified as TDRs (excluding PCI loan modifications prior to the adoption of ASU 2016-13) within the previous 12 months and for which there was a payment default (90 or more days past due) for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020		2019
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	30	$17,496	1	$604
Residential mortgage	—	—	1	154
Total	30	$17,496	2	$758

	Nine Months Ended September 30,
	2020		2019
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	35	$20,099	19	$12,235
Commercial real estate	—	—	1	283
Residential mortgage	—	—	3	369
Consumer	1	18	1	18
Total	36	$20,117	24	$12,905

In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that were insignificant, when requested by customers. These modifications complied with the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. As of September 30, 2020, Valley had approximately 1,400 of these loans with total outstanding balances of $1.1 billion remaining in their payment deferral period under short-term modifications. Under the applicable guidance, none of these loans were considered TDRs as of September 30, 2020.

Loans in Process of Foreclosure. Other real estate owned (OREO) totaled $7.7 million and $9.4 million at September 30, 2020 and December 31, 2019, respectively. OREO included foreclosed residential real estate properties totaling $799 thousand and $2.1 million at September 30, 2020 and December 31, 2019, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.0 million and $2.8 million at September 30, 2020 and December 31, 2019, respectively.

Allowance for Credit Losses for Loans
The allowance for credit losses for loans under the new CECL standard adopted on January 1, 2020, consisted of the allowance for loan losses and the allowance for unfunded credit commitments. Prior periods reflect the allowance for credit losses for loans under the incurred loss model.
The following table summarizes the allowance for credit losses for loans at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$325,032	$161,759
Allowance for unfunded credit commitments	10,296	2,845
Total allowance for credit losses for loans	$335,328	$164,604

The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$30,833	$8,757	$105,709	$20,319
Provision for unfunded credit commitments	187	(57)	350	(1,519)
Total provision for credit losses for loans	$31,020	$8,700	$106,059	$18,800
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

Valley utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan. The forecasts consist of a multi-scenario economic forecast model to estimate future credit losses that is governed by a cross-functional committee. The committee meets each quarter to determine which economic scenarios developed by Moody's will be incorporated into the model, as well as the relative probability weightings of the selected scenarios, based upon all readily available information. The model projects economic variables under each scenario based on detailed statistical analyses. Valley has identified and selected key variables that most closely correlated to its historical credit performance, which include: GDP, unemployment and the Case-Shiller Home Price Index.
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
The following table presents collateral dependent loans by class as of September 30, 2020:

September 30, 2020
(in thousands)
Commercial and industrial	$115,877
Commercial real estate:
Commercial real estate	44,638
Construction	2,405
Total commercial real estate loans	47,043
Residential mortgage	28,856
Home equity	88
Total	$191,864

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

Allowance for Unfunded Credit Commitments

The allowance for unfunded credit commitments generally consists of undisbursed non-cancellable lines of credit, new loan commitments and commercial letters of credit valued using a similar methodology as used for loans. Management's estimate of expected losses inherent in these off-balance sheet credit exposures also incorporates estimated usage factors over the commitment's contractual period or an expected pull-through rate for new loan commitments. The allowance for unfunded credit commitments totaling $10.3 million at September 30, 2020 is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

The following table details the activity in the allowance for loan losses by loan portfolio segment for the three and nine months ended September 30, 2020 and 2019:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended September 30, 2020
Allowance for loan losses:
Beginning balance	$132,039	$131,702	$29,630	$16,243	$309,614
Loans charged-off	(13,965)	(695)	(7)	(2,458)	(17,125)
Charged-off loans recovered	428	100	31	1,151	1,710
Net (charge-offs) recoveries	(13,537)	(595)	24	(1,307)	(15,415)
Provision for loan losses	11,907	13,543	(1,040)	6,423	30,833
Ending balance	$130,409	$144,650	$28,614	$21,359	$325,032
Three Months Ended September 30, 2019
Allowance for losses:
Beginning balance	$94,384	$48,978	$5,219	$6,524	$155,105
Loans charged-off	(527)	(158)	(111)	(2,191)	(2,987)
Charged-off loans recovered	330	28	3	617	978
Net charge-offs	(197)	(130)	(108)	(1,574)	(2,009)
Provision for loan losses	6,815	(77)	191	1,828	8,757
Ending balance	$101,002	$48,771	$5,302	$6,778	$161,853

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Nine Months Ended September 30, 2020
Allowance for loan losses:
Beginning balance	$104,059	$45,673	$5,060	$6,967	$161,759
Impact of ASU 2016-13 adoption*	15,169	49,797	20,575	6,990	92,531
Loans charged-off	(31,349)	(766)	(348)	(7,624)	(40,087)
Charged-off loans recovered	1,796	244	626	2,454	5,120
Net (charge-offs) recoveries	(29,553)	(522)	278	(5,170)	(34,967)
Provision for loan losses	40,734	49,702	2,701	12,572	105,709
Ending balance	$130,409	$144,650	$28,614	$21,359	$325,032
Nine Months Ended September 30, 2019
Allowance for losses:
Beginning balance	$90,956	$49,650	$5,041	$6,212	$151,859
Loans charged-off	(7,882)	(158)	(126)	(5,971)	(14,137)
Charged-off loans recovered	2,008	71	13	1,720	3,812
Net charge-offs	(5,874)	(87)	(113)	(4,251)	(10,325)
Provision for loan losses	15,920	(792)	374	4,817	20,319
Ending balance	$101,002	$48,771	$5,302	$6,778	$161,853

*    Includes a $61.6 million increase representing the estimated expected credit losses for PCD loans as a result of the adoption of CECL on January 1, 2020.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at September 30, 2020 and December 31, 2019.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
September 30, 2020
Allowance for loan losses:
Individually evaluated for credit losses	$66,444	$2,058	$830	$1,232	$70,564
Collectively evaluated for credit losses	63,965	142,592	27,784	20,127	254,468
Total	$130,409	$144,650	$28,614	$21,359	$325,032
Loans:
Individually evaluated for credit losses	$136,696	$70,145	$35,551	$4,019	$246,411
Collectively evaluated for credit losses	6,766,649	18,466,217	4,249,044	2,687,265	32,169,175
Total	$6,903,345	$18,536,362	$4,284,595	$2,691,284	$32,415,586
December 31, 2019
Allowance for loan losses:
Individually evaluated for credit losses	$36,662	$1,338	$518	$58	$38,576
Collectively evaluated for credit losses	67,397	44,335	4,542	6,909	123,183
Total	$104,059	$45,673	$5,060	$6,967	$161,759
Loans:
Individually evaluated for credit losses	$100,860	$51,242	$10,689	$853	$163,644
Collectively evaluated for credit losses	4,043,123	12,347,368	3,786,253	2,729,221	22,905,965
Loans acquired with discounts related to credit quality	682,014	5,245,149	580,169	122,267	6,629,599
Total	$4,825,997	$17,643,759	$4,377,111	$2,852,341	$29,699,208

Impaired loans. Impaired loans disclosures presented below as of December 31, 2019 represent requirements prior to the adoption of ASU No. 2016-13 on January 1, 2020. Impaired loans, consisting of non-accrual commercial and industrial loans, commercial real estate loans over $250 thousand and all loans which were modified in troubled debt restructurings, were individually evaluated for impairment. PCI loans were not classified as impaired loans because they are accounted for on a pool basis and were paying as expected.

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

Purchased Credit-Impaired Loans

The table below includes disclosure requirements prior to the adoption of ASU No. 2016-13 on January 1, 2020, and presents the changes in the accretable yield for PCI loans during the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Balance, beginning of period	$853,887	$875,958
Accretion	(47,475)	(155,981)
Net (decrease) increase in expected cash flows	(58,268)	28,167
Balance, end of period	$748,144	$748,144
Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2019	$21,218	$306,572	$825,767	$220,068	$1,373,625
Goodwill from business combinations	—	121	1,654	9	1,784
Balance at September 30, 2020	$21,218	$306,693	$827,421	$220,077	$1,375,409

*    Valley’s Wealth Management Division is comprised of trust, asset management and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the nine months ended September 30, 2020, Valley recorded additional goodwill as set forth in the table above related to the Oritani acquisition, reflecting the effect of the combined adjustments to the fair value of certain loans and deferred tax assets as of the acquisition date. Certain estimates for acquired assets and assumed liabilities are subject to change for up to one year after the acquisition date. See Note 2 for further details.

During the second quarter 2020, Valley performed the annual goodwill impairment test at its normal assessment date. There was no impairment of goodwill recognized during the three and nine months ended September 30, 2020 and 2019.

The following table summarizes other intangible assets as of September 30, 2020 and December 31, 2019:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
September 30, 2020
Loan servicing rights	$100,456	$(77,404)	$(1,013)	$22,039
Core deposits	101,160	(50,472)	—	50,688
Other	3,945	(2,799)	—	1,146
Total other intangible assets	$205,561	$(130,675)	$(1,013)	$73,873
December 31, 2019
Loan servicing rights	$94,827	$(70,095)	$(47)	$24,685
Core deposits	101,160	(40,384)	—	60,776
Other	3,945	(2,634)	—	1,311
Total other intangible assets	$199,932	$(113,113)	$(47)	$86,772

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net impairment charges on its loan servicing rights totaling $188 thousand and $966 thousand for the three and nine months ended September 30, 2020, respectively. Valley recorded net impairment charges on its loan servicing rights totaling $64 thousand and net recoveries of impairment charges on its loan servicing rights totaling $20 thousand for the three and nine months ended September 30, 2019, respectively. See the “Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis” section of Note 6 for additional information regarding the fair valuation.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 8.9 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 7.6 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2020 and 2019.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2020 through 2024:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2020	$1,477	$3,275	$55
2021	4,980	11,607	206
2022	3,789	9,876	191
2023	2,869	8,146	131
2024	2,205	6,537	117

Valley recognized amortization expense on other intangible assets, including net impairment (or recovery of impairment) charges on loan servicing rights, totaling approximately $6.4 million and $4.7 million for the three months ended September 30, 2020 and 2019, respectively, and $18.5 million and $13.2 million for the nine months ended September 30, 2020 and 2019, respectively.
Note 10. Borrowed Funds

Short-Term Borrowings

Short-term borrowings at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
FHLB advances	$1,275,000	$940,000
Securities sold under agreements to repurchase	155,726	153,280
Total short-term borrowings	$1,430,726	$1,093,280

The contractual weighted average interest rate for short-term borrowings was 0.44 percent and 1.68 percent at September 30, 2020 and December 31, 2019, respectively. Short-term FHLB advances totaling $1.1 billion were hedged with cash flow interest rate swaps during the nine months ended September 30, 2020. See Note 12 for additional details.

Long-Term Borrowings

Long-term borrowings at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
FHLB advances, net (1)	$2,148,633	$1,480,012
Subordinated debt, net (2)	403,936	292,414
Securities sold under agreements to repurchase	300,000	350,000
Total long-term borrowings	$2,852,569	$2,122,426

(1)
FHLB advances are presented net of unamortized prepayment penalties and other purchase accounting adjustments totaling $503 thousand and $2.8 million at September 30, 2020 and December 31, 2019, respectively.

(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $2.8 million and $1.2 million at September 30, 2020 and December 31, 2019, respectively.

FHLB advances. Long-term FHLB advances had a weighted average interest rate of 2.11 percent and 2.23 percent at September 30, 2020 and December 31, 2019, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at September 30, 2020 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2020	$25,000
2021	994,768
2022	121,420
2023	428,163
2024	300,000
Thereafter	279,785
Total long-term FHLB advances	$2,149,136

There are no FHLB advances with scheduled repayments in years 2020 and thereafter, reported in the table above, which are callable for early redemption by the FHLB during 2020.

Securities sold under agreements to repurchase (repos). Long-term repos had a weighted average interest rate of 3.33 percent and 1.94 percent at September 30, 2020 and December 31, 2019, respectively. Long-term repos outstanding as of September 30, 2020 have maturities in 2021.

In September 2020, Valley prepaid $50 million of long-term institutional repo borrowings with an interest rate of 3.70 percent and an original contractual maturity date in January 2022. The debt prepayment was funded by excess cash liquidity. The transaction was accounted for as an early debt extinguishment resulting in a loss, reported within non-interest expense, of $2.4 million for the third quarter 2020.

Subordinated debt. On June 5, 2020, Valley issued $115.0 million of 5.25 percent Fixed-to-Floating Rate subordinated notes due June 15, 2030 and callable in whole or in part on or after June 15, 2025 or upon the occurrence of certain events. Interest on the subordinated notes during the initial five year term through June 15, 2025 is payable semi-annually on June 15 and December 15. Thereafter, interest is expected to be set based on Three-Month Term SOFR plus 514 basis points and paid quarterly through maturity of the notes.

Valley also had the following subordinated debt outstanding at September 30, 2020:

•$100 million aggregate principal amount of 4.55 percent subordinated notes due June 30, 2025 with no call dates or prepayments allowed except upon the occurrence of certain events;

•$125 million aggregate principal amount of 5.125 percent subordinated notes due September 27, 2023 with no call dates or prepayments allowed except upon the occurrence of certain events;

•$60 million aggregate principal amount of 6.25 percent subordinated notes due April 1, 2026 that are callable on or after April 1, 2021 or anytime upon the occurrence of certain events.
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

Under the 2016 Stock Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors (for acting in their roles as board members). As of September 30, 2020, 3.1 million shares of common stock were available for issuance under the 2016 Stock Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third-party specialist using a Monte Carlo valuation model.
Restricted Stock Units (RSUs). Valley granted 26 thousand and 42 thousand of time-based RSUs during the three months ended September 30, 2020 and 2019, respectively, and 1.2 million and 868 thousand during the nine months ended September 30, 2020 and 2019, respectively. Generally, time-based RSUs vest ratably one-third each year over a three-year vesting period. The average grant date fair value of the RSUs granted during the nine months ended September 30, 2020 and 2019 was $10.41 per share and $10.43 per share, respectively.
Valley granted 589 thousand and 532 thousand of performance-based RSUs to certain executive officers for the nine months ended September 30, 2020 and 2019, respectively. The performance-based RSU awards include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share plus dividends and RSUs with vesting conditions based upon Valley's total shareholder return as compared to its peer group. The RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date or forfeited if the performance conditions are not met. The grant date fair value of the RSUs granted during the nine months ended September 30, 2020 and 2019 was $10.82 per share and $10.43 per share, respectively.

Valley recorded total stock-based compensation expense of $4.1 million and $3.2 million for the three months ended September 30, 2020 and 2019, respectively, and $12.3 million and $11.5 million for the nine months ended September 30, 2020 and 2019, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of September 30, 2020, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $21.3 million and will be recognized over an average remaining vesting period of 1.84 years.
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

During the nine months ended September 30, 2020, Valley entered into new interest rate swap agreements designated as cash flow hedges with a total notional amount of $1.1 billion. The swaps are intended to hedge the changes in cash flows associated with certain FHLB advances and brokered deposits. Valley is required to pay fixed-rates of interest ranging from 0.05 percent to 0.67 percent and receives variable rates of interest that reset quarterly based on three-month LIBOR. Expiration dates for the swaps range from April 2021 to August 2022.

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

Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As these interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At September 30, 2020, Valley had 23 credit swaps with an aggregate notional amount of $181.5 million related to risk participation agreements.

At September 30, 2020, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	September 30, 2020			December 31, 2019
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$4,233	$1,175,000	$—	$1,484	$180,000
Fair value hedge interest rate swaps	—	59	7,079	—	229	7,281
Total derivatives designated as hedging instruments	$—	$4,292	$1,182,079	$—	$1,713	$187,281
Derivatives not designated as hedging instruments:
Interest rate swaps and embedded derivatives	$455,404	$182,741	$8,306,557	$158,382	$42,020	$4,113,106
Mortgage banking derivatives	161	3,016	521,418	150	193	142,760
Total derivatives not designated as hedging instruments	$455,565	$185,757	$8,827,975	$158,532	$42,213	$4,255,866

The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account with the fair value of certain cash flow and non-designated derivative instruments. As a result, the fair value of the designated cash flow interest rate swaps assets and designated and non-designated interest rate swaps liabilities were offset by variation margins posted by (with) the applicable counterparties and reported in the table above on a net basis at September 30, 2020 and December 31, 2019.
Gains and (losses) included in the consolidated statements of income and other comprehensive income, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(1,586)	$(453)	$(1,763)	$(1,126)
Amount of gain (loss) recognized in other comprehensive income	95	108	3,158	(1,404)
The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $4.7 million and $3.7 million at September 30, 2020 and December 31, 2019, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $3.8 million will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Derivative - interest rate swaps:
Interest income	$88	$48	$170	$121
Hedged item - loans:
Interest income	$(88)	$(48)	$(170)	$(121)
The following table presents the hedged items related to interest rate derivatives designated as hedges of fair value and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at September 30, 2020 and December 31, 2019.

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in thousands)
Loans	$7,138	$7,510	$59	$229

The net losses (gains) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$600	$(468)	$2,105	$(1,225)

Other non-interest income included fee income related to non-designated hedge derivative interest rate swaps (not designated as hedging instruments) executed with commercial loan customers totaling $19.2 million and $13.9 million for the three months ended September 30, 2020 and 2019, respectively, and $48.1 million and $23.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of September 30, 2020, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $184.1 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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
The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of September 30, 2020 and December 31, 2019.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments		Cash Collateral	Net Amount
	(in thousands)
September 30, 2020
Assets:
Interest rate swaps	$455,404	$—	$455,404	$—		$—	$455,404
Liabilities:
Interest rate swaps	$187,033	$—	$187,033	$—		$(184,050)	$2,983
Repurchase agreements	300,000	—	300,000	(300,000)	*	—	—
Total	$487,033	$—	$487,033	$(300,000)		$(184,050)	$2,983
December 31, 2019
Assets:
Interest rate swaps	$158,382	$—	$158,382	$(118)		$—	$158,264
Liabilities:
Interest rate swaps	$43,733	$—	$43,733	$(118)		$(16,881)	$26,734
Repurchase agreements	350,000	—	350,000	(350,000)	*	—	—
Total	$393,733	$—	$393,733	$(350,118)		$(16,881)	$26,734

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$21,647	$25,049
Other tax credit investments, net	49,907	59,081
Total tax credit investments, net	$71,554	$84,130
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,397	$1,539
Unfunded other tax credit commitments	1,139	1,139
Total unfunded tax credit commitments	$2,536	$2,678

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,352	$1,666	$3,979	$5,087
Other tax credit investment credits and tax benefits	1,727	1,902	5,567	6,863
Total reduction in income tax expense	$3,079	$3,568	$9,546	$11,950
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$642	$530	$1,733	$1,796
Affordable housing tax credit investment impairment losses	585	857	1,668	2,381
Other tax credit investment losses	12	1,093	1,235	4,589
Other tax credit investment impairment losses	1,520	1,905	4,767	7,655
Total amortization of tax credit investments recorded in non-interest expense	$2,759	$4,385	$9,403	$16,421

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
The following tables represent the financial data for Valley’s four business segments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,126,157	$25,389,107	$5,252,446	$—	$37,767,710

Interest income	$63,956	$251,920	$22,513	$(1,046)	$337,343
Interest expense	9,048	33,330	6,728	5,151	54,257
Net interest income (loss)	54,908	218,590	15,785	(6,197)	283,086
Provision for credit losses	5,383	25,637	(112)	—	30,908
Net interest income (loss) after provision for credit losses	49,525	192,953	15,897	(6,197)	252,178
Non-interest income	23,531	20,421	(1,304)	6,624	49,272
Non-interest expense	19,877	25,633	(186)	114,861	160,185
Internal expense transfer	18,614	66,390	13,713	(98,717)	—
Income (loss) before income taxes	$34,565	$121,351	$1,066	$(15,717)	$141,265
Return on average interest earning assets (pre-tax)	1.94%	1.91%	0.08%	N/A	1.50%

	Three Months Ended September 30, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,858,216	$19,278,529	$4,357,824	$—	$30,494,569

Interest income	$68,253	$230,183	$31,999	$(1,174)	$329,261
Interest expense	23,552	66,209	14,965	3,910	108,636
Net interest income (loss)	44,701	163,974	17,034	(5,084)	220,625
Provision for credit losses	2,003	6,697	—	—	8,700
Net interest income (loss) after provision for credit losses	42,698	157,277	17,034	(5,084)	211,925
Non-interest income	15,108	15,057	2,687	8,298	41,150
Non-interest expense	19,748	25,161	381	100,587	145,877
Internal expense transfer	19,758	55,544	12,559	(87,861)	—
Income (loss) before income taxes	$18,300	$91,629	$6,781	$(9,512)	$107,198
Return on average interest earning assets (pre-tax)	1.07%	1.90%	0.62%	N/A	1.41%

	Nine Months Ended September 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,187,839	$24,334,429	$5,221,538	$—	$36,743,806

Interest income	$199,018	$771,947	$81,905	$(3,209)	$1,049,661
Interest expense	40,217	136,156	29,216	13,088	218,677
Net interest income (loss)	158,801	635,791	52,689	(16,297)	830,984
Provision for credit losses	15,274	90,785	688	—	106,747
Net interest income (loss) after provision for credit losses	143,527	545,006	52,001	(16,297)	724,237
Non-interest income	55,383	52,192	7,661	20,263	135,499
Non-interest expense	60,188	73,041	843	338,935	473,007
Internal expense transfer	58,355	197,444	42,393	(298,192)	—
Income (loss) before income taxes	$80,367	$326,713	$16,426	$(36,777)	$386,729
Return on average interest earning assets (pre-tax)	1.49%	1.79%	0.42%	N/A	1.40%

	Nine Months Ended September 30, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,812,001	$18,839,194	$4,330,504	$—	$29,981,699

Interest income	$203,897	$679,833	$97,189	$(3,692)	$977,227
Interest expense	69,504	192,221	44,185	11,810	317,720
Net interest income (loss)	134,393	487,612	53,004	(15,502)	659,507
Provision for credit losses	4,986	13,814	—	—	18,800
Net interest income (loss) after provision for credit losses	129,407	473,798	53,004	(15,502)	640,707
Non-interest income	41,927	29,527	7,365	97,607	176,426
Non-interest expense	56,845	76,729	684	301,151	435,409
Internal expense transfer	58,476	161,803	37,245	(257,524)	—
Income (loss) before income taxes	$56,013	$264,793	$22,440	$38,478	$381,724
Return on average interest earning assets (pre-tax)	1.10%	1.87%	0.69%	N/A	1.70%

Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

The following MD&A should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part 1, Item 1 of this report. The words "Valley," the "Company," "we," "our" and "us" refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. Additionally, Valley’s principal subsidiary, Valley National Bank, is commonly referred to as the “Bank” in this MD&A.

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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations, including the potential effects of the COVID-19 pandemic on our businesses and financial results and conditions. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “will,” “opportunity,” “allow,” “continues,” “would,” “could,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, include, but are not limited to:

•the impact of COVID-19 on the U.S. and global economies, including business disruptions, reductions in employment and an increase in business failures, specifically among our clients;

•the impact of COVID-19 on our employees and our ability to provide services to our customers and respond to their needs as more cases of COVID-19 may arise in our primary markets;
•potential judgments, claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory and government actions, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic or as a result of our actions in response to, or failure to implement or effectively implement, federal, state and local laws, rules or executive orders requiring that we grant forbearances or not act to collect our loans;
•the impact of forbearances or deferrals we are required or agree to as a result of customer requests and/or government actions, including, but not limited to our potential inability to recover fully deferred payments from the borrower or the collateral;
•damage verdicts or settlements or restrictions related to existing or potential class action litigation or individual litigation arising from claims of violations of laws or regulations, contractual claims, breach of fiduciary responsibility, negligence, fraud, environmental laws, patent or trademark infringement, employment related claims, and other matters;
•a prolonged downturn in the economy, mainly in New Jersey, New York, Florida and Alabama, as well as an unexpected decline in commercial real estate values within our market areas;
•higher or lower than expected income tax expense or tax rates, including increases or decreases resulting from changes in uncertain tax position liabilities, tax laws, regulations and case law;
•the inability to grow customer deposits to keep pace with loan growth;
•a material change in our allowance for credit losses under CECL due to forecasted economic conditions and/or unexpected credit deterioration in our loan and investment portfolios;
•the need to supplement debt or equity capital to maintain or exceed internal capital thresholds;
•greater than expected technology related costs due to, among other factors, prolonged or failed implementations, additional project staffing and obsolescence caused by continuous and rapid market innovations;
•the loss of or decrease in lower-cost funding sources within our deposit base, including our inability to achieve deposit retention targets under Valley's branch transformation strategy;
•cyber-attacks, computer viruses or other malware that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems;
•results of examinations by the Office of the Comptroller of the Currency (OCC), the Federal Reserve Bank (FRB), the Consumer Financial Protection Bureau (CFPB) and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
•our inability or determination not to pay dividends at current levels, or at all, because of inadequate earnings, regulatory restrictions or limitations, changes in our capital requirements or a decision to increase capital by retaining more earnings;
•unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, the COVID-19 pandemic or other external events;
•unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors; and
•the failure of other financial institutions with whom we have trading, clearing, counterparty and other financial relationships.

A detailed discussion of factors that could affect our results is included in our SEC filings, including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this report.

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

The accounting estimates relating to the allowance for credit losses remains a "critical accounting estimate" for the following reasons:

•Changes in the provision for credit losses can materially affect our financial results;
•Estimates relating to the allowance for credit losses require us to project future borrower performance, delinquencies and charge-offs, along with, when applicable, collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate probability of default and loss given default;
•The allowance for credit losses is influenced by factors outside of our control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions such as trends in housing prices, interest rates, gross domestic product (GDP), inflation, energy prices and unemployment; and
•Judgment is required to determine whether the models used to generate the allowance for credit losses produce an estimate that is sufficient to encompass the current view of lifetime expected credit losses.

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

As discussed further in the "Allowance for Credit Losses" section in this MD&A, we incorporated a multi-scenario economic forecast for estimating lifetime expected credit losses at September 30, 2020. As a result of the deterioration in economic conditions caused by the COVID-19 pandemic during the nine months ended September 30, 2020 and the related increase in economic uncertainty, we increased our probability weighting for the most severe economic scenario as compared to those at January 1, 2020. As a result, approximately 32 percent of the provision of credit losses for loans totaling $106.1 million for the nine months ended September 30, 2020 reflected the impact of the adverse economic forecast within Valley's lifetime expected credit loss estimate.

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

Executive Summary

Company Overview. At September 30, 2020, Valley had consolidated total assets of approximately $40.7 billion, total net loans of $32.1 billion, total deposits of $31.2 billion and total shareholders’ equity of $4.5 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, Florida and Alabama. Of our current 236 branch network, 59 percent, 16 percent, 18 percent and 7 percent of the branches are in New Jersey, New York, Florida and Alabama, respectively. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years primarily through bank acquisitions, including our acquisition of Oritani Financial Corp. (Oritani) on December 1, 2019. See Note 2 to the consolidated financial statements for more information regarding the Oritani acquisition.

Impact of COVID-19. The outbreak of the disease caused by the novel coronavirus (COVID-19) and the resulting pandemic have greatly disrupted consumer, business and government activity during the nine months ended September 30, 2020, including within the markets we serve. While the overall level of economic activity improved in the third quarter 2020 following the steep economic downturn in second quarter 2020, certain industries and businesses continue to be adversely impacted with a significant loss of their normal revenue streams and continue to experience business interruptions. Our outlook since the end of the second quarter indicates continued macroeconomic deterioration with higher levels of credit stress related to borrowers impacted by COVID-19 and lower valuations of collateral securing our non-performing taxi medallion loan portfolio. Uncertainties and disruptions resulting from the COVID-19 pandemic have slowed our traditional new commercial loan volumes and the loan balances for residential and many consumer loan products have seen moderate declines in the third quarter 2020, including the impact of a higher level of residential mortgage loans originated for sale due to our current interest rate risk management strategies. Any sustained economic downturn due to COVID-19 and other factors, or other long-term changes in consumer and business behaviors from COVID-19 may adversely impact the value of assets that serve as collateral for our loans.

The Paycheck Protection Program (PPP) provided for in the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as supplemented by the Paycheck Protection Program and Health Care Enhancement Act (Enhancement Act), was designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee 8 to 24 weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. Valley National Bank is a certified Small Business Administration (SBA) lender and facilitated approximately 13,000 SBA-approved PPP loans totaling $2.3 billion through the close of the program on August 8, 2020. While difficult to accurately predict, we expect the majority of these loans to be forgiven in accordance with rules, application and documentation requirements for this program.

We have reopened all bank branches in our network that were either temporarily closed or had reduced lobby services due to COVID-19, however we continue to act with an abundance of caution in order to safeguard the health and wellness of our customers and employees and may limit capacity in our branch locations and/or require scheduled appointments. We continue to closely monitor local conditions in the areas we serve and will take actions as circumstances warrant, which may necessitate certain branch or other office closures and reduced lobby services. Our business continuity plan continues to remain in effect with many of our non-customer facing employees continuing to work remotely as we monitor the level of the health crisis in our primary markets.

In response to the COVID-19 pandemic and its economic impact on certain customers and in accordance with provisions set forth by the CARES Act, Valley implemented short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. As of September 30, 2020, Valley had approximately 1,400 loans with total unpaid principal balances of $1.1 billion remaining in their payment deferral period under short-term modification. The $1.1 billion of loans in deferral represented approximately 3.3 percent of our total loan portfolio at September 30, 2020, decreasing from approximately $2.7 billion, or 8.4 percent of total loans, near the start of the third quarter 2020.

Significant uncertainties as to future economic conditions exist with significant economic stress on our customers. The severe adverse economic pressures, coupled with the implementation of an expected loss methodology for determining our provision for credit losses as required by CECL, have contributed to a sharply increased provision for credit losses for the nine months ended September 30, 2020, following our initial adoption of CECL on January 1, 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act, Enhancement Act and other government stimulus or Federal Reserve actions. However, the extent to which the COVID-19 pandemic will impact our operations and financial results during the fourth quarter 2020 and during 2021 is highly uncertain. See the "Operating Environment" section and our risk factors under Part II, Item 1A below for more details.

Branch Transformation. As previously disclosed, Valley has embarked on a strategy to overhaul its retail network. Over one year ago, we established the foundation of what the transformation of our branch network would look like in coming years. At that time, we identified 74 branches that did not meet certain internal performance measures, including 20 branches that were closed and consolidated by the end of the first quarter 2019. For the remaining 54 branches, we implemented tailored action plans focused on improving profitability and deposit levels, as well as upgrades in staffing and training, within a defined timeline. During the first quarter 2020, we permanently closed an additional 9 branches located in New Jersey, including the consolidation of 6 acquired Oritani branches into nearby legacy Valley branches. We currently plan to permanently close 7 New Jersey branches and 2 Florida branches during fourth quarter 2020, and one additional New Jersey branch in first quarter 2021. For the remaining branch network, we continue to monitor the operating performance of each branch and implement tailored action plans focused on improving profitability and deposit levels for those branches that underperform.

Quarterly Results. Net income for the third quarter 2020 was $102.4 million, or $0.25 per diluted common share, compared to $81.9 million, or $0.24 per diluted common share, for the third quarter 2019. The $20.5 million increase in quarterly net income as compared to the same quarter one year ago was largely due to: (i) a $62.5 million increase in net interest income driven by organic and Oritani acquired loan growth over the last 12 months combined with our ability to significantly reduce our deposit and other funding costs in the current low interest rate environment, (ii) a $8.1 million increase in non-interest income mainly caused by strong commercial loan customer swap fees and additional gains on the sales of residential mortgage loans, partially offset by (iii) a $22.2 million increase in our provision for credit losses due to the adoption of CECL and the impact of the COVID-19 pandemic on the model results, (iv) a $14.3 million increase in non-interest expense due to the Oritani acquisition, higher cash incentive accruals, increased technology consulting expense, certain additional expenses due to COVID-19, and the charge incurred in third quarter 2020 on a debt extinguishment, and (v) a $13.6 million increase in income tax expense. See the “Net Interest Income”, “Non-Interest Income”, “Non-Interest Expense”, and “Income Taxes” sections below for more details on the items above impacting our third quarter 2020 results, as well as other items discussed elsewhere in this MD&A, for more details on the impact of the items above on our third quarter 2020 results.

Operating Environment. During third quarter 2020, real GDP increased over 33 percent with lower rates of COVID-19 transmission and a gradual resumption of many personal, business, and government activities following the steep decline in GDP during the second quarter. The unemployment rate also improved to 7.9 percent in September 2020 as compared to 11.1 percent in June 2020. Government policy measures, including the CARES Act improved the flow of credit to households and businesses with employment increasing sharply and prices for goods and services stabilized. In addition, the Federal Reserve maintained its low target range for the federal funds rate which was reduced earlier this year and began purchasing Treasury securities, as well as agency issued mortgage-backed securities. The federal funds rate target rate remains between zero and 0.25 percent and the 10-year U.S. Treasury note yield ended the third quarter at 0.69 percent, which was 99 basis points lower as compared with September 30, 2019.

The current economic environment is expected to mute our overall growth of our loan portfolio, however, the strength of our loan origination pipeline has remained fairly resilient in the early stages of the fourth quarter 2020. The low market interest rates for new loans will continue to put pressure on our loan yields and net margin, as well as influence our decision to originate most residential mortgage loans for sale versus portfolio investment. The COVID-19 pandemic and its recent resurgences across the U.S. are expected to impact the level of economic activity, employment and household and business confidence in the fourth quarter 2020 and beyond. A prolonged COVID-19 pandemic and economic recovery are likely to weigh on the Bank’s financial results, as highlighted in the remaining MD&A discussion below.
Loans. Loans increased $101.0 million to approximately $32.4 billion at September 30, 2020 from June 30, 2020 largely due to controlled growth in our commercial real estate loan portfolio and a $63 million increase in SBA PPP loans classified as commercial and industrial loans during the third quarter. Commercial real estate loans increased $243.7 million, or 5.9 percent on an annualized basis, to $16.8 billion at September 30, 2020 as compared to June 30, 2020 mainly due to our solid loan commitment pipeline at June 30, 2020 and slower repayment activity in the third quarter. The residential mortgage and most consumer loan categories experienced moderate declines in the third quarter due to the impact of COVID-19, including a higher level of residential mortgage loans originated for sale due to current interest rate risk management strategies. During the third quarter 2020, we originated $385.6 million of residential mortgage loans for sale rather than held for investment and sold approximately $301.2 million of these loans. Residential mortgage loans held for sale at fair value totaled $209.3 million and $120.6 million at September 30, 2020 and June 30, 2020, respectively. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Total non-performing assets (NPAs), consisting of non-accrual loans, other real estate owned (OREO), other repossessed assets and non-accrual debt security decreased $20.5 million to $203.6 million at September 30, 2020 as compared to June 30, 2020. Non-accrual loans decreased $19.5 million to $191.1 million at September 30, 2020 as compared to June 30, 2020 mainly due to charge-offs within the commercial and industrial loan category, including charge-offs from our taxi medallion loan portfolio caused by a decline in collateral valuations at September 30, 2020. Non-accrual loans represented 0.59 percent of total loans at September 30, 2020, as compared to 0.65 percent at June 30, 2020.
Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) decreased $9.2 million to $83.9 million, or 0.26 percent of total loans, at September 30, 2020 as compared to $93.1 million, or 0.29 percent of total loans, at June 30, 2020 mainly due to declines in residential mortgage and consumer loans in all delinquency categories. This decrease was largely due to improved customer performance, including CARES Act qualifying forbearance loans that resumed their scheduled monthly payments during the third quarter 2020. Commercial real estate loans past due 30 to 59 days increased $12.1 million as compared to June 30, 2020 mainly due to three loan relationships included in this delinquency category at September 30, 2020. See further details in the "Non-performing Assets" section below.
Deposits and Other Borrowings. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 28 percent, 46 percent and 26 percent of total deposits as of September 30, 2020, respectively. Overall, average deposits increased by $552.7 million to $31.4 billion for the third quarter 2020 as compared to the second quarter 2020. Our mix of the deposit categories of total average deposits for the third quarter 2020 as compared to the second quarter 2020 experienced a partial migration from time deposits to non-interest bearing and lower-cost transaction account types.
Actual ending balances for deposits decreased $240.0 million to approximately $31.2 billion at September 30, 2020 from June 30, 2020 largely due to decreases of $735.2 million and $232.9 million in time deposits and non-interest bearing deposits, respectively, which were mostly offset by an increase of $728.1 million in the money market, now and savings account category. The decrease in time deposits was driven by maturing high cost retail CDs and partial migration to more liquid deposit product categories, while the decline in non-interest bearing balances was partially caused by normal period end fluctuations and lower deposit balances with PPP loan customers. Total brokered deposits (consisting of both time and money market deposit accounts) were $3.3 billion at September 30, 2020 as compared to $3.6 billion at June 30, 2020. While we believe the current operating environment will likely continue to be favorable for Valley’s deposit gathering initiatives, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at September 30, 2020. Additionally, the vast majority of the PPP loan customers that are Valley depositors are expected to continue to use PPP funds for qualifying payroll and other costs over an 8 to 24 week total period to obtain loan forgiveness. The resulting outflow of funds for such expenditures may contribute to lower levels of deposit balances in the fourth quarter 2020.

Average short-term borrowings decreased $784.7 million to $1.5 billion for the third quarter 2020 as compared to the second quarter 2020 due to a decline in overnight borrowings, comprised mainly of federal funds purchased, and corresponding reductions in our excess liquidity levels which were prudently elevated by management in the first half of 2020 due to the COVID-19 pandemic. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) increased by $73.7 million to $3.0 billion for the third quarter 2020 as compared to the second quarter 2020 mainly due to the $115 million subordinated note issuance in June 2020, which was outstanding for the entire third quarter.
Actual ending balances for short-term borrowings decreased by $652.2 million to $1.4 billion at September 30, 2020 from the second quarter 2020 due to the decline in overnight borrowings. Long-term borrowings decreased by $55.0 million to $2.9 billion at September 30, 2020 as compared to June 30, 2020 mainly due to the prepayment of a $50 million institutional repo borrowing with a stated interest rate of 3.7 percent. The prepayment resulted in a $2.4 million prepayment penalty charge recognized in non-interest expense during the third quarter 2020.
Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Return on average assets	0.99%	0.98%	0.94%	1.10%
Return on average assets, as adjusted	1.01	1.00	0.95	0.96

Return on average shareholders’ equity	9.04	9.26	8.50	10.44
Return on average shareholders’ equity, as adjusted	9.20	9.40	8.59	9.10

Return on average tangible shareholders’ equity (ROATE)	13.30	13.75	12.61	15.65
ROATE, as adjusted	13.53	13.96	12.75	13.65

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

Adjusted net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income, as reported	$102,374	$81,891	$285,243	$271,689
Add: Loss on extinguishment of debt (net of tax)	1,691	—	1,691	—
Add: Net impairment losses on securities (net of tax)	—	—	—	2,078
Add: Losses on securities transactions (net of tax)	33	67	91	82
Add: Severance expense (net of tax) (1)	—	—	—	3,433
Add: Tax credit investment impairment (net of tax) (2)	—	—	—	1,757
Add: Merger related expenses (net of tax) (3)	76	1,043	1,275	1,068
Add: Income tax expense (4)	—	133	—	12,456
Less: Gain on sale-leaseback transaction (net of tax) (5)	—	—	—	(55,707)
Net income, as adjusted	$104,174	$83,134	$288,300	$236,856

(1)    Severance expense is included in salary and employee benefits expense.
(2)    Impairment is included in the amortization of tax credit investments.
(3)    Merger related expenses are primarily within salary and employee benefits expense, professional and legal fees, and other non-interest expenses.
(4)    Income tax expense related to reserves for uncertain tax positions.
(5)    The gain on sale leaseback transactions is included in net gains on the sales of assets within other non-interest income.

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Net income, as adjusted	$104,174	$83,134	$288,300	$236,856
Average assets	$41,356,737	$33,419,137	$40,304,956	$32,811,565
Annualized return on average assets, as adjusted	1.01%	1.00%	0.95%	0.96%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Net income, as adjusted	$104,174	$83,134	$288,300	$236,856
Average shareholders' equity	$4,530,671	$3,536,528	$4,472,447	$3,471,432
Annualized return on average shareholders' equity, as adjusted	9.20%	9.40%	8.59%	9.10%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Net income	$102,374	$81,891	$285,243	$271,689
Net income, as adjusted	$104,174	$83,134	$288,300	$236,856
Average shareholders’ equity	$4,530,671	$3,536,528	$4,472,447	$3,471,432
Less: Average goodwill and other intangible assets	1,451,889	1,154,462	1,456,536	1,157,203
Average tangible shareholders’ equity	$3,078,782	$2,382,066	$3,015,911	$2,314,229
Annualized ROATE	13.30%	13.75%	12.61%	15.65%
Annualized ROATE, as adjusted	13.53%	13.96%	12.75%	13.65%

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

Net interest income on a tax equivalent basis totaling $284.1 million for the third quarter 2020 increased $62.4 million as compared to the third quarter 2019 and increased $579 thousand as compared to the second quarter 2020. Our third quarter 2020 net interest income results benefited from the prudent management of the level of interest rates offered on our deposits products, as well as a shift in customer preference towards deposits without stated maturities. Interest expense of $54.3 million for the third quarter 2020 decreased $11.7 million as compared to the second quarter 2020 largely due to the maturity and run-off of higher cost time deposits, reduced interest rates on all deposit products and a reduction in average short-term borrowings within our funding mix during the third quarter. Interest income for the third quarter 2020 decreased by $11.1 million as compared to the second quarter 2020 driven by (i) a $6.0 million decrease in interest income from our loan portfolio largely caused by new and refinanced loan originations at lower current interest rates and a moderate decline in discount accretion related to purchased credit deteriorated loans, and (ii) a $5.1 million decrease in interest and dividends from investment securities due to normal repayments of higher yielding securities and the acceleration of premium amortization expense related to the increased prepayment of mortgage-backed securities.

Average interest earning assets increased $7.3 billion to $37.8 billion for the third quarter 2020 as compared to the third quarter 2019 primarily due to $3.8 billion of interest earning assets acquired from Oritani and organic loan growth over the 12-month period, including $2.3 billion of PPP loans. As compared to the second quarter 2020, average interest earning assets decreased by $10.7 million from $37.8 billion driven by lower excess liquidity held in overnight interest-bearing deposits with banks and normal repayments of investment securities, mostly offset by a $474.1 million increase in average loan balances during the third quarter 2020.

Average interest bearing liabilities increased $4.2 billion to $27.1 billion for the third quarter 2020 as compared to the third quarter 2019 mainly due to deposits and borrowings totaling a combined $3.4 billion assumed in the Oritani acquisition, organic growth of retail deposits and additional long-term borrowings caused by the funding of loan growth and our increased liquidity in response to COVID-19. As compared to the second quarter 2020, average interest bearing liabilities decreased by $516.0 million in the third quarter 2020 primarily due to a decline in overnight borrowings, partially offset by higher average deposit levels caused by general increases in customer balances, as well as funded PPP loans which were placed into customer deposit accounts. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.

Our net interest margin on a tax equivalent basis of 3.01 percent for the third quarter 2020 increased by 1 basis point and 10 basis points from 3.00 percent and 2.91 percent for the second quarter 2020 and third quarter 2019, respectively. The yield on average interest earning assets decreased by 12 basis points on a linked quarter basis, mostly due to the impact of the lower interest rate environment. The yield on average loans decreased by 13 basis points to 3.89 percent for the third quarter 2020 as compared to the second quarter 2020 largely due to the continued repayment of higher yield loans and the lower yield on new loans. The overall cost of average interest bearing liabilities decreased 16 basis points to 0.80 percent for the third quarter 2020 as compared to the linked second quarter 2020 primarily due to the lower rates offered on deposit products, maturing time deposits and a decrease in average short-term borrowings. Our cost of total average deposits was 0.41 percent for the third quarter 2020 as compared to 0.60 percent for the second quarter 2020.

As previously noted, the Federal Reserve has signaled that it expects to hold interest rates near zero for several years to support the economic recovery. While our net interest income and margin was positively impacted by the repricing of deposits which outpaced the decline in yield on interest earning assets during the third quarter 2020, we expect continued pressure on our margin as this positive spread could potentially narrow in future periods.

The following table reflects the components of net interest income for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$32,515,264	$315,863	3.89%	$32,041,200	$321,883	4.02%	$26,136,745	$298,384	4.57%
Taxable investments (3)	3,354,373	17,529	2.09	3,673,090	22,539	2.45	3,411,330	24,972	2.93
Tax-exempt investments (1)(3)	542,450	4,564	3.37	562,172	4,673	3.32	632,709	5,341	3.38
Interest bearing deposits with banks	1,355,623	420	0.12	1,501,925	411	0.11	313,785	1,686	2.15
Total interest earning assets	37,767,710	338,376	3.58	37,778,387	349,506	3.70	30,494,569	330,383	4.33
Allowance for loan losses	(309,382)			(284,184)			(157,176)
Cash and due from banks	291,803			424,625			267,331
Other assets	3,558,927			3,540,513			2,812,665
Unrealized gains on securities available for sale, net	47,679			44,173			1,748
Total assets	$41,356,737			$41,503,514			$33,419,137
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$14,542,470	$13,323	0.37%	$13,788,951	$16,627	0.48%	$11,065,959	$35,944	1.30%
Time deposits	8,027,346	19,028	0.95	8,585,782	29,857	1.39	7,383,202	42,848	2.32
Total interest bearing deposits	22,569,816	32,351	0.57	22,374,733	46,484	0.83	18,449,161	78,792	1.71
Short-term borrowings	1,533,246	2,588	0.68	2,317,992	1,980	0.34	2,265,528	12,953	2.29
Long-term borrowings (4)	2,959,728	19,318	2.61	2,886,016	17,502	2.43	2,143,432	16,891	3.15
Total interest bearing liabilities	27,062,790	54,257	0.80	27,578,741	65,966	0.96	22,858,121	108,636	1.90
Non-interest bearing deposits	8,820,877			8,463,230			6,387,188
Other liabilities	942,399			984,097			637,300
Shareholders’ equity	4,530,671			4,477,446			3,536,528
Total liabilities and shareholders’ equity	$41,356,737			$41,503,514			$33,419,137
Net interest income/interest rate spread (5)		$284,119	2.78%		$283,540	2.74%		$221,747	2.43%
Tax equivalent adjustment		(1,033)			(981)			(1,122)
Net interest income, as reported		$283,086			$282,559			$220,625
Net interest margin (6)			3.00%			2.99%			2.89%
Tax equivalent effect			0.01%			0.01%			0.02%
Net interest margin on a fully tax equivalent basis (6)			3.01%			3.00%			2.91%

The following table reflects the components of net interest income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$31,522,268	$970,814	4.11%	$25,651,195	$883,595	4.59%
Taxable investments (3)	3,527,823	65,402	2.47	3,418,614	76,306	2.98
Tax-exempt investments (1)(3)	563,459	14,207	3.36	660,162	16,936	3.42
Interest bearing deposits with banks	1,130,257	2,296	0.27	251,728	3,947	2.09
Total interest earning assets	36,743,807	1,052,719	3.82	29,981,699	980,784	4.36
Allowance for loan losses	(283,508)			(155,643)
Cash and due from banks	318,370			273,191
Other assets	3,492,846			2,734,304
Unrealized gains (losses) on securities available for sale, net	33,441			(21,986)
Total assets	$40,304,956			$32,811,565
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$13,834,930	$64,463	0.62%	$11,268,852	$110,247	1.30%
Time deposits	8,501,949	91,699	1.44	7,215,745	121,350	2.24
Total interest bearing deposits	22,336,879	156,162	0.93	18,484,597	231,597	1.67
Short-term borrowings	1,723,947	9,275	0.72	2,220,014	40,362	2.42
Long-term borrowings (4)	2,873,912	53,240	2.47	1,807,503	45,761	3.38
Total interest bearing liabilities	26,934,738	218,677	1.08	22,512,114	317,720	1.88
Non-interest bearing deposits	7,995,759			6,288,382
Other liabilities	902,012			539,637
Shareholders’ equity	4,472,447			3,471,432
Total liabilities and shareholders’ equity	$40,304,956			$32,811,565
Net interest income/interest rate spread (5)		$834,042	2.74%		$663,064	2.48%
Tax equivalent adjustment		(3,058)			(3,557)
Net interest income, as reported		$830,984			$659,507
Net interest margin (6)			3.02%			2.93%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a fully tax equivalent basis (6)			3.03%			2.95%

(1)Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate.
(2)Loans are stated net of unearned income and include non-accrual loans.
(3)The yield for securities that are classified as available for sale is based on the average historical amortized cost.
(4)Includes junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition.
(5)Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(6)Net interest income as a percentage of total average interest earning assets.

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2020 Compared to September 30, 2019			Nine Months Ended September 30, 2020 Compared to September 30, 2019
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$66,080	$(48,601)	$17,479	$187,593	$(100,374)	$87,219
Taxable investments	(410)	(7,033)	(7,443)	2,372	(13,276)	(10,904)
Tax-exempt investments*	(759)	(18)	(777)	(2,443)	(286)	(2,729)
Interest bearing deposits with banks	1,489	(2,755)	(1,266)	4,178	(5,829)	(1,651)
Total increase (decrease) in interest income	66,400	(58,407)	7,993	191,700	(119,765)	71,935
Interest Expense:
Savings, NOW and money market deposits	8,825	(31,446)	(22,621)	21,120	(66,904)	(45,784)
Time deposits	3,454	(27,274)	(23,820)	19,055	(48,706)	(29,651)
Short-term borrowings	(3,259)	(7,106)	(10,365)	(7,489)	(23,598)	(31,087)
Long-term borrowings and junior subordinated debentures	5,671	(3,244)	2,427	22,020	(14,541)	7,479
Total increase (decrease) in interest expense	14,691	(69,070)	(54,379)	54,706	(153,749)	(99,043)
Total increase in net interest income	$51,709	$10,663	$62,372	$136,994	$33,984	$170,978

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.

Non-Interest Income

Non-interest income increased $8.1 million and decreased $40.9 million for the three and nine months ended September 30, 2020 as compared to the same periods of 2019. The following table presents the components of non-interest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Trust and investment services	$3,068	$3,296	$9,307	$9,296
Insurance commissions	1,816	2,748	5,426	7,922
Service charges on deposit accounts	3,952	5,904	13,189	17,634
Losses on securities transactions, net	(46)	(93)	(127)	(114)
Net impairment losses on securities recognized in earnings	—	—	—	(2,928)
Fees from loan servicing	2,551	2,463	7,526	7,260
Gains on sales of loans, net	13,366	5,194	26,253	13,700
Gains (losses) on sales of assets, net	894	(159)	716	76,997
Bank owned life insurance	(1,304)	2,687	7,661	6,779
Other	24,975	19,110	65,548	39,880
Total non-interest income	$49,272	$41,150	$135,499	$176,426

Insurance commissions declined $932 thousand and $2.5 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.

Service charges on deposit accounts decreased by $2.0 million and $4.4 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019 mostly due to waived fees related to COVID-19 customer relief efforts during the second and third quarters of 2020.

The other-than-temporary impairment losses on securities for the nine months ended September 30, 2019 related to one special revenue bond in default of its contractual payments starting in the second quarter 2019.
Gains on sales of loans, net increased $8.2 million and $12.6 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. The net gains from the change in the fair value of loans held for sale totaled $4.3 million and $8.3 million for the three and nine months ended September 30, 2020, respectively, as compared to the $1.4 million increase and $4.4 million decrease for the three and nine months ended September 30, 2019, respectively. During the third quarter 2020, we sold approximately $301.2 million of residential mortgage loans as compared to $219.6 million during the third quarter 2019. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Net gains on sales of assets decreased $76.3 million for the nine months ended September 30, 2020 as compared to the same period of 2019 primarily due to a $78.5 million gain on the sale (and leaseback) of 26 locations recognized during the first quarter 2019.

Bank owned life insurance income decreased $4.0 million for the third quarter 2020 as compared to the same period in 2019 largely due to several periodic death benefits claims received in the second quarter 2020 and a related credit adjustment of $3.3 million to the mortality contingency reserves component of our BOLI assets recognized during the third quarter 2020 with a corresponding reduction in BOLI income.

Other non-interest income increased $5.9 million and $25.7 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 primarily due to increased swap fee income related to derivative interest rate swaps executed with commercial loan customers. Swap fees totaled $19.2 million and $13.9 million for the three months ended September 30, 2020 and 2019, respectively, and $48.1 million and $23.4 million for the nine months ended September 30, 2020 and 2019, respectively.
Non-Interest Expense

Non-interest expense increased $14.3 million and $37.6 million for the three and nine months ended September 30, 2020 as compared to the same periods of 2019. The following table presents the components of non-interest expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Salary and employee benefits expense	$83,626	$77,271	$247,886	$236,559
Net occupancy and equipment expense	31,116	29,203	96,774	86,789
FDIC insurance assessment	4,847	5,098	14,858	16,150
Amortization of other intangible assets	6,377	4,694	18,528	13,175
Professional and legal fees	8,762	5,870	22,646	15,286
Loss on extinguishment of debt	2,353	—	2,353	—
Amortization of tax credit investments	2,759	4,385	9,403	16,421
Telecommunications expense	2,094	2,698	7,247	7,317
Other	18,251	16,658	53,312	43,712
Total non-interest expense	$160,185	$145,877	$473,007	$435,409

Salary and employee benefits expense increased $6.4 million and $11.3 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019. The increases in both periods were largely due to additional salaries related to bank branch and other operational staff retained from the Oritani acquisition, as well as higher accrued cash incentive compensation and increased medical expenses. These additional expenses were partially offset by cost reductions from our ongoing branch transformation efforts and other operational improvements over the last 12 months. The increase for the nine months ended September 30, 2020 as compared to the same period in 2019 was also partly driven by a $1.8 million special bonus paid to hourly employees impacted by COVID-19 that was incurred in the first quarter 2020.

Net occupancy and equipment expense increased $1.9 million and $10.0 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019. These increases were mostly due to additional costs associated with branches and other facilities acquired from Oritani, which were partially offset by costs savings from branch closures over the last 12 months. During the three and nine months ended September 30, 2020, we incurred higher equipment and certain other COVID-19 related expenses which included additional cleaning services for facilities to maintain employee and customer safety. In addition, the increase for the nine months September 30, 2020 was driven by higher rental expenses resulting from a sale leaseback transaction completed near the end of the first quarter 2019 and higher depreciation expense related to computer equipment and new data centers placed into service in fourth quarter 2019.

Loss on extinguishment of debt totaling $2.4 million for the three and nine months ended September 30, 2020 related to the prepayment of $50 million of long-term institutional repo borrowings during September 2020. The debt prepayment was funded by excess cash liquidity. See Note 10 to the consolidated financial statements for additional information.

Amortization of other intangibles increased $1.7 million and $5.4 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019 largely due to higher amortization expense of loan servicing rights and core deposit intangible amortization acquired in the recent Oritani acquisition, as well as $966 thousand of net impairment of loan servicing rights for the nine months ended September 30, 2020. See Note 9 to the consolidated financial statements for additional information.

Professional and legal fees increased $2.9 million and $7.4 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019, largely due to higher costs from technology transformation consulting services, as well as remote work readiness costs largely incurred in the second quarter 2020 impacting the nine month period.

Amortization of tax credit investments decreased $1.6 million and $7.0 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019 largely due to a decline in impairment. The nine months ended September 30, 2019 included a $2.4 million impairment charge related to investments in three federal renewable energy tax credit funds sponsored by DC Solar. The remainder of the variances from the prior periods were mainly due to normal differences in the timing and amount of such investments and recognition of the related tax credits. Tax credit investments, while negatively impacting the level of our operating expenses and efficiency ratio, produce tax credits that reduce our income tax expense and effective tax rate. See Note 14 to the consolidated financial statements for more details on our tax credit investments.

Other non-interest expense increased $1.6 million and $9.6 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019. These increases were largely due to higher data processing costs, certain PPP loan costs, such as advertising, and other COVID-19 related costs, as well as incrementally higher operating expenses in several categories due to the expansion of our operations both organically and through the acquisition of Oritani in the fourth quarter 2019. Within the category, net gains on the sale of OREO properties decreased $782 thousand for the nine months ended September 30, 2020 as compared to the same period in 2019.

Efficiency Ratio
The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted by the amortization of tax credit investments, as well as infrequent charges within non-interest income and expense, such as the loss on extinguishment of debt and merger expenses.

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Total non-interest expense	$160,185	$145,877	$473,007	$435,409
Less: Loss on extinguishment of debt (pre-tax)	2,353	—	2,353	—
Less: Severance expense (pre-tax)	—	—	—	4,838
Less: Amortization of tax credit investments (pre-tax)	2,759	4,385	9,403	16,421
Less: Merger related expenses (pre-tax)	106	1,434	1,774	1,469
Total non-interest expense, adjusted	$154,967	$140,058	$459,477	$412,681
Net interest income	$283,086	$220,625	$830,984	$659,507
Total non-interest income	49,272	41,150	135,499	176,426
Less: Gain on sale-leaseback transaction (pre-tax)	—	—	—	78,505
Add: Losses on securities transactions, net (pre-tax)	46	93	127	114
Add: Net impairment losses on securities (pre-tax)	—	—	—	2,928
Total net interest income and non-interest income	$332,404	$261,868	$966,610	$760,470
Efficiency ratio	48.20%	55.73%	48.94%	52.09%
Efficiency ratio, adjusted	46.62%	53.48%	47.53%	54.27%
Income Taxes

Income tax expense totaled $38.9 million for the third quarter 2020 as compared to $33.5 million and $25.3 million for the second quarter 2020 and third quarter 2019, respectively. Our effective tax rate was 27.5 percent, 25.9 percent and 23.6 percent for the third quarter 2020, second quarter 2020 and third quarter 2019, respectively. The increase in the third quarter 2020 effective tax rate was mainly due to higher pre-tax income and the retroactive increase in New Jersey’s corporate business income tax surtax from 1.5 percent to 2.5 percent caused by a change in state tax laws which went into effect in the third quarter 2020. The change in the New Jersey surtax resulted in an additional $1.1 million, net of federal tax benefit, charge to income tax expense for the third quarter 2020.

The CARES Act did not have a material impact on our reported income tax expense for the nine months ended September 30, 2020.

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

The following tables present the financial data for each business segment for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,126,157	$25,389,107	$5,252,446	$—	$37,767,710
Income (loss) before income taxes	34,565	121,351	1,066	(15,717)	141,265
Annualized return on average interest earning assets (before tax)	1.94%	1.91%	0.08%	N/A	1.50%

	Three Months Ended September 30, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,858,216	$19,278,529	$4,357,824	$—	$30,494,569
Income (loss) before income taxes	18,300	91,629	6,781	(9,512)	107,198
Annualized return on average interest earning assets (before tax)	1.07%	1.90%	0.62%	N/A	1.41%

See Note 15 to the consolidated financial statements for additional information.
Consumer Lending

This segment, representing approximately 21.5 percent of our loan portfolio at September 30, 2020, is mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 13.2 percent of our loan portfolio at September 30, 2020) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 4.1 percent of total loans at September 30, 2020) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment increased $267.9 million to $7.1 billion for the three months ended September 30, 2020 as compared to the third quarter 2019. The increase was largely due to approximately $255 million of loans acquired from Oritani, loan growth from residential mortgage loan originations for investment over most of the last 12 month period, as well as solid demand for both automobile loans and collateralized personal lines of credit prior to the economic slowdown starting in the second quarter 2020 due to the COVID-19 pandemic.

Income before income taxes generated by the consumer lending segment increased $16.3 million to $34.6 million for the third quarter 2020 as compared to the third quarter 2019 largely due to increases in both net interest income and non-interest income totaling $10.2 million and $8.4 million, respectively. The increase in net interest income was mainly driven by lower funding costs and the increase in average loans. The increase in non-interest income was mostly driven by an $8.2 million increase in the net gains on sales of loans caused by the higher level of residential mortgage sales during the third quarter 2020. The positive impact of the aforementioned items was partially offset by a $3.4 million increase in the provision for loan losses for the third quarter 2020 as compared to the third quarter 2019 mainly due to the impact of the adverse economic forecast caused by COVID-19 included in our estimate of lifetime expected credit losses for this segment. See further details in the "Allowance for Credit Losses" section of this MD&A.

The net interest margin on the consumer lending portfolio increased 47 basis points to 3.08 percent for the third quarter 2020 as compared to the third quarter 2019 mainly due to a 86 basis point decrease in the costs associated with our funding sources, partially offset by a 39 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly due to deposits and borrowings continuing to reprice at lower interest rates and the prepayment of the $635 million high cost FHLB advances in December 2019. The 39 basis point decrease in loan yield was largely due to lower yielding new loan volumes. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $6.9 billion and represented 21.3 percent of the total loan portfolio at September 30, 2020. Commercial real estate loans and construction loans totaled $18.5 billion and represented 57.2 percent of the total loan portfolio at September 30, 2020.

Average interest earning assets in this segment increased approximately $6.1 billion to $25.4 billion for the three months ended September 30, 2020 as compared to the third quarter 2019. The increase was mostly due to strong organic loan growth within the commercial and industrial and commercial real estate loan portfolios over most of the last 12-month period, including $2.3 billion of PPP loans originated in the second and third quarters of 2020, as well as $3.4 billion of loans acquired from Oritani during the fourth quarter 2019.
For the three months ended September 30, 2020, income before income taxes for the commercial lending segment increased $29.7 million to $121.4 million as compared to the third quarter 2019 mainly due to increases in both net interest income and non-interest income. Net interest income increased $54.6 million to $218.6 million for the third quarter 2020 as compared to the same period in 2019 mostly driven by lower funding costs and the increase in average loans. Non-interest income increased $5.4 million to $20.4 million during the three months ended September 30, 2020 as compared to the third quarter 2019 mainly due to a $5.3 million increase in swap fee income related to derivative interest rate swaps executed with commercial loan customers. The positive impact of the aforementioned items was partially offset by a $18.9 million increase in the provision for credit losses caused by several factors, including the adverse economic forecast for lifetime expected credit losses, additional qualitative management adjustments to reflect the potential for higher levels of credit stress related to borrowers impacted by COVID-19, and the impact of lower valuations of collateral securing our non-performing taxi medallion loan portfolio. Internal transfer expense also increased $10.8 million for the third quarter 2020 as compared to the third quarter 2019 partly due to general increases related to acquired and organic growth in our business.

The net interest margin for this segment increased 3 basis points to 3.44 percent for the third quarter 2020 as compared to the third quarter 2019 largely due to a 84 basis point decrease in the cost of our funding sources, partially offset by a 81 basis point decrease in the yield on average loans.

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

Average interest earning assets in this segment increased $894.6 million during the third quarter 2020 as compared to the third quarter 2019 primarily due to a $1.0 billion increase in average interest bearing deposits with banks. The increase in average overnight interest bearing deposits with banks was mostly caused by our prudent maintenance of higher excess liquidity levels due to the COVID-19 pandemic during third quarter 2020, as well as the normal timing of loan and investment activity, including sales of residential mortgage loans.

For the third quarter 2020, income before income taxes for the investment management segment decreased $5.7 million to $1.1 million as compared to the third quarter 2019 mostly due to decreases in non-interest income and net interest income totaling $4.0 million and $1.2 million, respectively. The decrease in non-interest income was primarily due to lower BOLI income due to a periodic adjustment to the BOLI assets recognized in the three months ended September 30, 2020. See further details in the "Non-Interest Income" sections of this MD&A.

The net interest margin for this segment decreased 37 basis points to 1.20 percent for the third quarter 2020 as compared to the same quarter 2019 largely due to a 123 basis point decrease in the yield on average investments, partially offset by a 86 basis point decrease in costs associated with our funding sources. The decrease in the yield on average investments as compared to the third quarter 2019 was largely driven by repayment and prepayment of higher yield residential mortgage-backed securities, acceleration of premium amortization expense related to the increased prepayment of mortgage-backed securities and purchases of lower yielding investment securities over the last 12 months.
Corporate and other adjustments

The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net securities gains and losses not reported in the investment management segment above, interest expense related to subordinated notes, amortization and impairment of tax credit investments, as well as non-core items, including the loss on extinguishment of debt and merger expenses.

The corporate segment recognized a $15.7 million and $9.5 million pre-tax loss for the three months ended September 30, 2020 and 2019, respectively. Higher pre-tax loss for the third quarter 2020 was mainly due to a $14.3 million increase in non-interest expense, partially offset by a $10.9 million increase in internal transfer income. The increase in non-interest expense was largely driven by increases in salaries and employee benefits expenses, net occupancy and equipment expense, professional and legal fees, and a $2.4 million loss on extinguishment of debt recognized in the third quarter 2020. Non-interest income also decreased $1.7 million for the three months ended September 30, 2020 from the third quarter 2019. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.

The following tables present the financial data for each business segment for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,187,839	$24,334,429	$5,221,538	$—	$36,743,806
Income (loss) before income taxes	80,367	326,713	16,426	(36,777)	386,729
Annualized return on average interest earning assets (before tax)	1.49%	1.79%	0.42%	N/A	1.40%

	Nine Months Ended September 30, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$6,812,001	$18,839,194	$4,330,504	$—	$29,981,699
Income before income taxes	56,013	264,793	22,440	38,478	381,724
Annualized return on average interest earning assets (before tax)	1.10%	1.87%	0.69%	N/A	1.70%

Consumer Lending

Average interest earning assets in this segment increased $375.8 million to $7.2 billion for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase was largely due to approximately $255 million of loans acquired from Oritani, loan growth from residential mortgage loan originations for investment over most of the last 12 month period, as well as solid demand for both automobile loans and collateralized personal lines of credit prior to the economic slowdown in the second quarter 2020 due to the COVID-19 pandemic.

Income before income taxes generated by the consumer lending segment increased $24.4 million to $80.4 million for the nine months ended September 30, 2020 as compared to the same period in 2019 largely due to increases of $24.4 million and $13.5 million in net interest income and non-interest income, respectively. The increase in net interest income was mainly driven by lower funding costs and the increase in average loans. The increase in non-interest income was largely attributable to higher net gains on sales of loans for the nine months ended September 30, 2020 as compared to the same period in 2019. The positive impact of the aforementioned items was partially offset by increases of $10.3 million and $3.3 million in the provision for loan losses and non-interest expense, respectively. The increase in the provision for loan losses for the nine months ended September 30, 2020 as compared to the same period of 2019 was mainly due to the adverse economic forecast caused by COVID-19 included in our estimate of lifetime expected credit losses for this segment as well as additional qualitative management adjustments to reflect the potential for higher levels of credit stress related to COVID-19 impacted borrowers. See further details in the "Allowance for Credit Losses" section of this MD&A.

The net interest margin on the consumer lending portfolio increased 31 basis points to 2.94 percent for the nine months ended September 30, 2020 as compared to the same period one year ago mainly due to a 61 basis point decrease in the costs associated with our funding sources, partially offset by a 30 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly due to both deposits and borrowings continuing to reprice at lower interest rates and the prepayment of the $635 million high cost FHLB advances in December 2019. The 30 basis point decrease in loan yield was largely due to lower yielding new loan volumes.

Commercial Lending

Average interest earning assets in this segment increased $5.5 billion to $24.3 billion for the nine months ended September 30, 2020 as compared to the same period in 2019. This increase was primarily due to organic loan growth over the last 12-month period, including PPP loans originations of $2.3 billion during the second and the third quarters 2020, and loans acquired from Oritani on December 1, 2019.

For the nine months ended September 30, 2020, income before income taxes for the commercial lending segment increased $61.9 million to $326.7 million as compared to the same period in 2019. Net interest income increased $148.2 million to $635.8 million for the nine months ended September 30, 2020 as compared to the same period in 2019 largely due to the higher average loan balances. Non-interest income also increased $22.7 million for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to a $24.7 million increase in fee income related to derivative interest rate swaps executed with commercial loan customers. The positive impact of the aforementioned items was partially offset by a $77.0 million increase in the provision for credit losses to $90.8 million during the nine months ended September 30, 2020 as compared to $13.8 million for the same period in 2019. The increase in the provision for credit losses was mainly due to the adverse economic forecast for lifetime expected credit losses during the first half of 2020, higher specific reserves for tax medallion loans and qualitative adjustments for potential credit stress related to borrowers impacted by the COVID-19 pandemic. See the "Allowance for Credit Losses" section below for further details. Internal transfer expense increased $35.6 million to $197.4 million for the nine months ended September 30, 2020 as compared to the same period in 2019.

The net interest margin for this segment increased 3 basis points to 3.48 percent for the nine months ended September 30, 2020 as compared to the same period in 2019 due to a 61 basis point decrease in the cost of our funding sources, partially offset by a 58 basis point decrease in yield on average loans.
Investment Management

Average interest earning assets in this segment increased $891.0 million during the nine months ended September 30, 2020 as compared to the same period in 2019 largely due to increases of $878.5 million in average interest bearing deposits with banks and, to a much lesser extent, an increase in the investment securities portfolio. The increase in average overnight interest bearing deposits with banks was mainly due to our higher levels of excess liquidity levels that were maintained in the 2020 period in response to the uncertainties created by the COVID-19 pandemic.

For the nine months ended September 30, 2020, income before income taxes for the investment management segment decreased $6.0 million to $16.4 million as compared to the same period in 2019 mainly due to increases in internal transfer expense and provision for credit losses for debt securities held to maturity totaling $5.1 million and $688 thousand, respectively.

The net interest margin for this segment decreased 29 basis points to 1.34 percent for the nine months ended September 30, 2020 as compared to the same period in 2019 largely due to a 90 basis point decrease in the yield on average investments, partially offset by a 61 basis point decrease in costs associated with our funding sources. The decrease in the yield on average investments as compared to the same period of 2019 was mainly due to repayment and prepayment of higher yield residential mortgage-backed securities, increased premium amortization and lower yielding new investments purchased over the last 12 months, and low yielding excess liquidity held in overnight investments.
Corporate and other adjustments

The pre-tax net loss for the corporate segment totaled $36.8 million for the nine months ended September 30, 2020 as compared to the net income of $38.5 million for the same period in 2019. The negative change of $75.3 million was mainly due to a decrease in non-interest income coupled with an increase in non-interest expense. The non-interest income decreased $77.3 million to $20.3 million for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to a $78.5 million gain on the sale (and leaseback) of several bank locations recognized during the nine months ended September 30, 2019. Non-interest expense increased $37.8 million to $338.9 million for the nine months ended September 30, 2020 as compared to the same period in 2019 largely due to increases in net occupancy and equipment expense, salaries and employee benefits expenses and professional and legal fees. See further details in the "Non-Interest Expense" section above. Internal transfer income increased $40.7 million to $298.2 million for the nine months ended September 30, 2020 as compared to the same period in 2019 largely due to general increases related to our growth.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2020. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of September 30, 2020. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2020. Although the size of Valley’s balance sheet is forecasted to remain static as of September 30, 2020 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter 2020. The model also utilizes an immediate parallel shift in market interest rates at September 30, 2020.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$53,334	4.82%
+100	32,868	2.97
–100	(23,054)	(2.08)

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12 months by 2.97 percent. Management believes the interest rate sensitivity remains within an acceptable tolerance range at September 30, 2020. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in deposit and borrowings strategies, the slope of the yield curve and projected cash flows.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 110 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at September 30, 2020.
At September 30, 2020, our cash and cash equivalents totaled $930.7 million as compared to $1.9 billion and $434.7 million at June 30, 2020 and December 31, 2019, respectively. The decrease from June 30, 2020 was largely attributable to our managed reduction of elevated excess liquidity levels that were maintained in the first half of 2020 in response to the uncertainties created by COVID-19. We continue to closely monitor external events and adjust our mix and levels of various funding sources accordingly. See the "Deposits and Other Borrowings" section and Note 10 to the consolidated financial statements for more information.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and from time to time, federal funds sold and receivables related to unsettled securities transactions. Total liquid assets were approximately $2.7 billion, representing 7.4 percent of earning assets at September 30, 2020 and $2.2 billion, representing 6.4 percent of earning assets at December 31, 2019. Of the $2.7 billion of liquid assets at September 30, 2020, approximately $868.9 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $1.2 billion in principal payments from securities in the total investment portfolio over the next 12 months due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at September 30, 2020) are projected in accordance with their scheduled contractual terms to be approximately $9.6 billion over the next 12 months. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $25.7 billion and $20.4 billion for the nine months ended September 30, 2020 and for the year ended December 31, 2019, respectively, representing 70.0 percent and 66.8 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous banks. While these lending lines are uncommitted, management believes that the Bank could borrow approximately $1.4 billion from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Additionally, Valley's collateral pledged to the FHLB may be used to obtain Municipal Letters of Credit (MULOC) to collateralize certain municipal deposits held by Valley. At September 30, 2020, Valley had $700 million of MULOCs outstanding for this purpose. Furthermore, we can obtain overnight borrowings from the FRB via the discount window as a contingency for additional liquidity. At September 30, 2020, our traditional borrowing capacity, excluding PPP loans, under the Federal Reserve's discount window was $1.6 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) increased approximately $337.4 million to $1.4 billion at September 30, 2020 as compared to December 31, 2019. The increase in short-term borrowings, mainly consisting of FHLB advances at September 30, 2020, was primarily driven by increase liquidity levels in response to the COVID-19 pandemic, as well as funding of PPP loan originations primarily in the second quarter 2020.

The following table sets forth information regarding Valley’s short-term FHLB advances at the dates and for the year to date periods ended September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	($ in thousands)
FHLB advances:
Average balance outstanding	$1,322,226	$1,681,844
Maximum outstanding at any month-end during the period	1,930,000	2,510,000
Balance outstanding at end of period	1,275,000	940,000
Weighted average interest rate during the period	0.37%	1.88%
Weighted average interest rate at the end of the period	0.46	1.85
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
Investment Securities Portfolios

As of September 30, 2020, we had $29.0 million, $1.5 billion and $2.2 billion in equities, available for sale debt securities and held to maturity debt securities, respectively. Our equity securities portfolio is mainly comprised of a money market mutual fund and investments in public and private Community Reinvestment Act funds. Our held to maturity and available for sale debt securities portfolios were comprised of U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions (including special revenue bonds), residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds issued by banks at September 30, 2020. There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae. Additionally, certain securities with limited marketability and/or restrictions, such as FHLB and FRB stocks, are carried at cost and are included in other assets. See Note 7 to the consolidated financial statements for additional information.

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

We have evaluated all available for sale debt securities that are in an unrealized loss position as of September 30, 2020 and determined that the declines in fair value are mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment charges during the three and nine months ended September 30, 2020 and, as a result, there was no allowance for credit losses for available for sale debt securities at September 30, 2020.
Held to maturity debt securities. As discussed in Note 7 to the consolidated financial statements, Valley has a zero loss expectation for certain securities within the held to maturity portfolio, including, U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. At September 30, 2020, held to maturity debt securities were carried net of allowance for credit losses totaling $1.5 million. We recorded a negative (credit) provision of $112 thousand during the third quarter 2020 mostly due to modest improvement in expected default rates for certain securities as compared to June 30, 2020. The provision totaled $688 thousand for the nine months ended September 30, 2020 driven mainly by our negative economic forecast incorporated within the allowance model since the onset of the COVID-19 pandemic. There were no net charge-offs of debt securities in the respective periods.

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

The following table presents the held to maturity and available for sale investment securities portfolios by investment grades at September 30, 2020:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held to maturity investment grades: *
AAA Rated	$1,836,858	$54,293	$(924)	$1,890,227
AA Rated	190,266	7,067	—	197,333
A Rated	14,557	441	—	14,998
BBB Rated	5,000	463	—	5,463
Non-investment grade	5,669	—	(176)	5,493
Not rated	118,126	730	(7,399)	111,457
Total investment securities held to maturity	$2,170,476	$62,994	$(8,499)	$2,224,971
Available for sale investment grades: *
AAA Rated	$1,319,492	$45,008	$(960)	$1,363,540
AA Rated	45,422	916	(24)	46,314
A Rated	14,264	416	—	14,680
BBB Rated	24,379	594	(6)	24,967
Non-investment grade	11,833	—	(179)	11,654
Not rated	64,576	1,065	(232)	65,409
Total investment securities available for sale	$1,479,966	$47,999	$(1,401)	$1,526,564

*	Rated using external rating agencies. Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The investment securities held to maturity portfolio included $118.1 million of investments not rated by the rating agencies with aggregate unrealized losses of $7.4 million at September 30, 2020 related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million.
See Note 7 to the consolidated financial statements for additional information regarding our available for sale and held to maturity securities.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	($ in thousands)
Loans
Commercial and industrial	$6,903,345	$6,884,689	$4,998,731	$4,825,997	$4,695,608
Commercial real estate:
Commercial real estate	16,815,587	16,571,877	16,390,236	15,996,741	13,365,454
Construction	1,720,775	1,721,352	1,727,046	1,647,018	1,537,590
Total commercial real estate	18,536,362	18,293,229	18,117,282	17,643,759	14,903,044
Residential mortgage	4,284,595	4,405,147	4,478,982	4,377,111	4,133,331
Consumer:
Home equity	457,083	471,115	481,751	487,272	489,808
Automobile	1,341,659	1,369,489	1,436,734	1,451,623	1,436,608
Other consumer	892,542	890,942	914,587	913,446	908,760
Total consumer loans	2,691,284	2,731,546	2,833,072	2,852,341	2,835,176
Total loans*	$32,415,586	$32,314,611	$30,428,067	$29,699,208	$26,567,159
As a percent of total loans:
Commercial and industrial	21.3%	21.3%	16.5%	16.2%	17.7%
Commercial real estate	57.2	56.6	59.5	59.5	56.1
Residential mortgage	13.2	13.6	14.6	14.7	15.5
Consumer loans	8.3	8.5	9.4	9.6	10.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*     Includes net unearned discount and deferred loan fees of $116.2 million, $131.3 million, and $76.4 million at September 30, 2020, June 30, 2020, and March 31, 2020, respectively, and net unearned premiums and deferred loan fees of $12.6 million and $18.3 million at December 31, 2019 and September 30, 2019, respectively. Net unearned discounts and deferred loan fees at September 30, 2020, June 30, 2020, and March 31, 2020 include the non-credit discount on purchased credit deteriorated (PCD) loans, and $54.4 million and $62.1 million of net unearned fees related to PPP loans at September 30, 2020 and June 30, 2020, respectively.

Loans increased $101.0 million to approximately $32.4 billion at September 30, 2020 from June 30, 2020 largely due to controlled commercial real estate loan growth and a $63 million increase in PPP loans within the commercial and industrial loan category during the third quarter 2020. The residential mortgage and most consumer loan categories experienced moderate declines in loan balances in the third quarter largely due to loan principal repayment and refinance activity, as well as higher level of residential mortgage loans originated for sale due to current interest rate risk management strategies. Residential mortgage loans held for sale totaled $209.3 million and $120.6 million at September 30, 2020 and June 30, 2020, respectively. See additional information regarding our residential mortgage loan activities below.

Total commercial and industrial loans increased only $18.7 million from June 30, 2020 to approximately $6.9 billion at September 30, 2020 largely due to the $55.4 million of PPP loan originations in the third quarter. Excluding the PPP loans, commercial and industrial loans decreased $44.5 million, or 4 percent on an annualized basis, at September 30, 2020 compared to June 30, 2020 as the continued weak economic environment caused by the COVID-19 pandemic has weighed on loan demand particularly in the New Jersey and New York markets, and our existing small to middle market lending relationships have become more strategic with new capital expenditures. Commercial and industrial loans included PPP loans of approximately $2.3 billion and $2.2 billion at September 30, 2020 and June 30, 2020, respectively, net of unearned net deferred fees totaling $54.4 million and $62.1 million, respectively.

Commercial real estate loans (excluding construction loans) increased $243.7 million, or 5.9 percent on an annualized basis, to $16.8 billion at September 30, 2020 from June 30, 2020 mainly due to strong underwriting within our loan commitment pipeline at June 30, 2020, including many pre-existing, longstanding borrowers, as well as slower repayment activity during the third quarter. However, construction loans decreased $577 thousand to $1.7 billion at September 30, 2020 from June 30, 2020 mainly due to run-off of completed existing projects, and to a lesser extent, migration of such completed projects to permanent financing during the third quarter 2020. Construction demand in our Florida markets, which have mostly reopened during the current COVID-19 pandemic, remains robust as compared to the Northeast and we intend to be strategically competitive for the strongest borrowers and projects.

Total residential mortgage loans decreased $120.6 million to approximately $4.3 billion at September 30, 2020 from June 30, 2020 largely due to loan principal repayment and refinance activity and higher level of residential mortgage loans originated for sale due to current interest rate risk management strategies. New and refinanced residential mortgage loan originations totaled approximately $540.2 million for the third quarter 2020, as compared to $494.2 million and $477.2 million for the second quarter 2020 and third quarter 2019, respectively. Of the total originations for the third quarter 2020, $385.6 million of residential mortgage loans were originated for sale rather than held for investment and sold approximately $301.2 million of these loans. We may continue to sell a large portion of our new fixed rate residential mortgage loan originations during the remainder of 2020 based upon normal management of the interest rate risk and mix of the interest earning assets on our balance sheet.
Home equity loans totaled $457.1 million at September 30, 2020, and moderately decreased $14.0 million from June 30, 2020. New home equity loan volumes and customer usage of existing home equity lines of credit continue to be modest, despite the favorable low interest rate environment caused by the COVID-19 pandemic.
Automobile loans decreased by $27.8 million to $1.3 billion at September 30, 2020 as compared to June 30, 2020. The third quarter annualized decline was 8.1 percent as our new indirect auto loan volumes did not keep pace with the normal portfolio repayment and refinance activity. However, the volume of indirect loans and application activity was higher during the third quarter 2020 as compared to the second quarter 2020. Our Florida dealership network remained relatively unchanged from the second quarter totaling $14.4 million in auto loan originations, representing approximately 11 percent of new loans, during the third quarter 2020, as compared to $14.3 million, representing approximately 20 percent of new loans, during the second quarter 2020.
Other consumer loans increased $1.6 million to $892.5 million at September 30, 2020 as compared to $890.9 million at June 30, 2020. The modest increase was mainly due to lower usage and demand within our collateralized personal lines of credit portfolio.
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

Non-performing Assets
Prior to our adoption of the CECL standard on January 1, 2020, our past due loans and non-accrual loans discussed further below excluded those loans which were classified as purchased credit impaired (PCI) loans. Under previous U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) were accounted for on a pool basis and were not subject to delinquency classification in the same manner as loans originated by Valley. Under the CECL standard, Valley's former PCI loan pools are accounted for as purchased credit deteriorated (PCD) loans on a loan level basis and, if applicable, are reported in our past due and non-accrual loans at September 30, 2020, June 30, 2020 and March 31, 2020.
Non-performing assets include non-accrual loans, other real estate owned (OREO), other repossessed assets (which primarily consists of automobiles and taxi medallions) and non-accrual debt securities at September 30, 2020. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less estimated cost to sell. Our non-performing assets decreased $20.5 million to $203.6 million at September 30, 2020 as compared to June 30, 2020, mainly due to a $19.5 million decrease in non-accrual loans in the third quarter 2020. Non-performing assets as a percentage of total loans and non-performing assets totaled 0.62 percent and 0.69 percent at September 30, 2020 and June 30, 2020, respectively (as shown in the table below). For additional details, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the uncertain economic recovery from the pandemic recession, lack of additional federal stimulus and a number of our borrowers that are performing under short-term forbearance agreements, management cannot provide assurance that our non-performing assets will not increase substantially from the levels reported at September 30, 2020.

The following table sets forth by loan category accruing past due and non-performing assets at the dates indicated in conjunction with our asset quality ratios:

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	($ in thousands)
Accruing past due loans: *
30 to 59 days past due:
Commercial and industrial	$6,587	$6,206	$9,780	$11,700	$5,702
Commercial real estate	26,038	13,912	41,664	2,560	20,851
Construction	142	—	7,119	1,486	11,523
Residential mortgage	22,528	35,263	38,965	17,143	12,945
Total Consumer	8,979	12,962	19,508	13,704	13,079
Total 30 to 59 days past due	64,274	68,343	117,036	46,593	64,100
60 to 89 days past due:
Commercial and industrial	3,954	4,178	7,624	2,227	3,158
Commercial real estate	610	1,543	15,963	4,026	735
Construction	—	—	49	1,343	7,129
Residential mortgage	3,760	4,169	9,307	4,192	4,417
Total Consumer	1,352	3,786	2,309	2,527	1,577
Total 60 to 89 days past due	9,676	13,676	35,252	14,315	17,016
90 or more days past due:
Commercial and industrial	6,759	5,220	4,049	3,986	4,133
Commercial real estate	1,538	—	161	579	1,125
Residential mortgage	891	3,812	1,798	2,042	1,347
Total Consumer	753	2,082	1,092	711	756
Total 90 or more days past due	9,941	11,114	7,100	7,318	7,361
Total accruing past due loans	$83,891	$93,133	$159,388	$68,226	$88,477
Non-accrual loans: *
Commercial and industrial	$115,667	$130,876	$132,622	$68,636	$75,311
Commercial real estate	41,627	43,678	41,616	9,004	9,560
Construction	2,497	3,308	2,972	356	356
Residential mortgage	23,877	25,776	24,625	12,858	13,772
Total Consumer	7,441	6,947	4,095	2,204	2,050
Total non-accrual loans	191,109	210,585	205,930	93,058	101,049
Other real estate owned (OREO)	7,746	8,283	10,198	9,414	6,415
Other repossessed assets	3,988	3,920	3,842	1,276	2,568
Non-accrual debt securities	783	1,365	531	680	680
Total non-performing assets (NPAs)	$203,626	$224,153	$220,501	$104,428	$110,712
Performing troubled debt restructured loans	$58,090	$53,936	$48,024	$73,012	$79,364
Total non-accrual loans as a % of loans	0.59%	0.65%	0.68%	0.31%	0.38%
Total NPAs as a % of loans and NPAs	0.62	0.69	0.72	0.35	0.41
Total accruing past due and non-accrual loans as a % of loans	0.85	0.94	1.20	0.54	0.71
Allowance for loan losses as a % of non-accrual loans	170.08	147.03	137.59	173.83	160.17

*     Past due loans and non-accrual loans presented at December 31, 2019 and September 30, 2019 exclude PCI loans. Prior to January 1, 2020, PCI loans were accounted for on a pool basis under U.S. GAAP and were not subject to delinquency classification.

Loans past due 30 to 59 days decreased $4.1 million to $64.3 million at September 30, 2020 as compared to June 30, 2020 largely due to improved performance in the residential mortgage and consumer loan categories, including CARES Act qualifying forbearance loans that resumed their scheduled monthly payments during the third quarter 2020. Commercial real estate loans increased by $12.1 million as compared to June 30, 2020 mainly due to three loan relationships with a combined total of $20.3 million reported in this delinquency category at September 30, 2020.

While the three loan relationships are internally classified as substandard, management believes they are well secured and in the process of collection.

Loans past due 60 to 89 days decreased $4.0 million to $9.7 million at September 30, 2020 as compared to June 30, 2020 partly due to improved residential and consumer loan performance and collection effort results during the third quarter 2020.

Loans past due 90 days or more and still accruing interest decreased $1.2 million to $9.9 million at September 30, 2020 as compared to $11.1 million at June 30, 2020 mainly due to lower residential and consumer delinquencies, partially offset by higher commercial and industrial and commercial real estate delinquencies during the third quarter 2020. All of the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.

Non-accrual loans decreased $19.5 million to $191.1 million at September 30, 2020 as compared to $210.6 million at June 30, 2020 largely due to a $15.2 million decrease in commercial and industrial loan category. The third quarter 2020 loan charge-offs were mostly comprised of the full charge-off of a $6.0 million loan relationship, as well as partial taxi medallion loan charge-offs totaling $6.1 million caused by lower estimated collateral valuations at September 30, 2020. Non-accrual loans represented 0.59 percent of total loans at September 30, 2020 compared to 0.65 percent at June 30, 2020.

During the third quarter 2020, we continued to closely monitor our New York City and Chicago taxi medallion loans totaling $93.1 million and $7.0 million, respectively, within the commercial and industrial loan portfolio at September 30, 2020. Due to continued negative trends in estimated fair valuations of the underlying taxi medallion collateral, a weak operating environment for ride services and uncertain borrower performance, the remainder of our previously accruing taxi medallion loans were placed on non-accrual status during the first quarter 2020. At September 30, 2020, non-accrual taxi medallion loans totaling $100.1 million had related reserves of $60.4 million within the allowance for loan losses as compared to $106.8 million with related reserves of $61.6 million at June 30, 2020.

Valley's historical taxi medallion lending criteria had been conservative regarding capping the loan amounts in relation to market valuations, as well as obtaining personal guarantees and other collateral in certain instances. However, the severe decline in the market valuation of taxi medallions has adversely affected the estimated fair valuation of these loans and, as a result, we increased the level of our allowance for loan losses at September 30, 2020. See the "Allowance for Credit Losses" section below for further details. Potential further declines in the market valuation of taxi medallions and the stressed operating environment within both New York City and Chicago due to the COVID-19 pandemic could also negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $14.2 million within the allowance for loan losses based upon the impaired taxi medallion loan balances at September 30, 2020.

OREO properties decreased $537 thousand to $7.7 million at September 30, 2020 from $8.3 million at June 30, 2020 due to normal sales activity in the third quarter. Sales of OREO properties resulted in net gains of $109 thousand and $540 thousand for the three and nine months ended September 30, 2020, respectively, as compared to net losses of $417 thousand and net gains of $1.3 million for the three and nine months ended September 30, 2019, respectively. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.0 million at September 30, 2020.

TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) increased $4.2 million to $58.1 million at September 30, 2020 as compared to $53.9 million at June 30, 2020. Performing TDRs consisted of 81 loans at September 30, 2020. On an aggregate basis, the $58.1 million in performing TDRs at September 30, 2020 had a modified weighted average interest rate of approximately 4.81 percent as compared to a pre-modification weighted average interest rate of 4.10 percent.

Loan Forbearance. In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley may extend for an additional 90 days, for a maximum of 180 days on a cumulative and successive basis. As of September 30, 2020, Valley had approximately 1,400 loans with total outstanding balances of $1.1 billion remaining in their payment deferral period under short-term modifications.
Higher Risk COVID-19 Credit Exposures. Valley has identified certain borrower industries as being potentially exposed to the effects of economic shutdowns related to the COVID-19 pandemic. These industries include doctor and surgery centers, retail trade, hotels and hospitality, restaurants and food service, and entertainment and recreation. As of September 30, 2020, Valley had outstanding loans of approximately $2.2 billion to borrowers in these industries representing approximately 7.4 percent of total outstanding loans. Active deferrals in this category totaled $158 million, or 7.1 percent of total loans at September 30, 2020. A large majority of loans within the higher risk industries were pass-rated under Valley’s internal risk rating system as of September 30, 2020.
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
In estimating the component of the allowance on a collective basis we use a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics. The metrics are based on the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool and the severity of loss based on the aggregate net lifetime losses incurred. The model's expected losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) lending policies and procedures; (ii) current business conditions and economic developments that affect the loan collectability; (iii) concentration risks by size, type, and geography; (iv) the potential volume and migration of loan forbearances to non-performing status; and (v) the effect of external factors such as legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.
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

For the third quarter 2020, we continued to incorporate a probability weighted three-scenario economic forecast, including Moody's Baseline, S-3 and S-4 scenarios. During the third quarter 2020, Valley placed increased weightings on S-3 and S-4 alternative downside scenarios as compared to the second quarter due to many factors, including, but not limited to the uncertainty related to additional federal economic stimulus, the results of the presidential election, loan customers in deferral of payments, the timing of a COVID-19 vaccine and the severity of future COVID-19 outbreaks and resulting business disruptions. The S-4 forecast is the most severe economic scenario and includes the following assumptions:

•Assumes that the COVID-19 crisis will persist and meaningfully impact the economy;
•National unemployment rate will remain elevated throughout 2020 to 2022, with a peak at 12.3 percent in the second quarter 2022;
•Federal funds interest rates will remain at or near zero for the foreseeable future; and
•A prolonged economic downturn until the fourth quarter 2021.

The allowance for credit losses for loans methodology and accounting policy are fully described in Note 8 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in thousands)
Average loans outstanding	$32,515,264	$32,041,200	$26,136,745	$31,522,268	$25,651,195
Beginning balance - Allowance for credit losses for loans	319,723	293,361	158,079	164,604	156,295
Impact of ASU No. 2016-13 adoption on January 1, 2020 (1)	—	—	—	37,989	—
Allowance for purchased credit deteriorated (PCD) loans (1)	—	—	—	61,643	—
Beginning balance, adjusted	319,723	293,361	158,079	264,236	156,295
Loans charged-off: (2)
Commercial and industrial	(13,965)	(14,024)	(527)	(31,349)	(7,882)
Commercial real estate	(695)	(27)	(158)	(766)	(158)
Residential mortgage	(7)	(5)	(111)	(348)	(126)
Total Consumer	(2,458)	(2,601)	(2,191)	(7,624)	(5,971)
Total charge-offs	(17,125)	(16,657)	(2,987)	(40,087)	(14,137)
Charged-off loans recovered:
Commercial and industrial	428	799	330	1,796	2,008
Commercial real estate	60	31	28	164	71
Construction	40	20	—	80	—
Residential mortgage	31	545	3	626	13
Total Consumer	1,151	509	617	2,454	1,720
Total recoveries	1,710	1,904	978	5,120	3,812
Net charge-offs	(15,415)	(14,753)	(2,009)	(34,967)	(10,325)
Provision charged for credit losses	31,020	41,115	8,700	106,059	18,800
Ending balance - Allowance for credit for losses	$335,328	$319,723	$164,770	$335,328	$164,770
Components of allowance for credit losses for loans:
Allowance for loan losses	$325,032	$309,614	$161,853	$325,032	$161,853
Allowance for unfunded credit commitments	10,296	10,109	2,917	10,296	2,917
Allowance for credit losses for loans	$335,328	$319,723	$164,770	$335,328	$164,770
Components of provision for credit losses for loans:
Provision for credit losses for loans	$30,833	$41,025	$8,757	$105,709	$20,319
Provision for unfunded credit commitments (3)	187	90	(57)	350	(1,519)
Total provision for credit losses for loans	$31,020	$41,115	$8,700	$106,059	$18,800

Annualized ratio of net charge-offs to average loans outstanding	0.19%	0.18%	0.03%	0.15%	0.05%

(1)    The adjustment represents an increase in the allowance for credit losses for loans as a result of the adoption of ASU 2016-13 effective January 1, 2020.
(2)     Charge-offs and recoveries presented for periods prior to January 1, 2020 exclude loans formerly accounting for as PCI loans.
(3)    Periods prior to January 1, 2020 represent the allowance and provision for unfunded letters of credit only.

Net loan charge-offs totaled $15.4 million for the third quarter 2020 as compared to $14.8 million and $2.0 million for the second quarter 2020 and third quarter 2019, respectively. The increase in net loan charge-offs for the third quarter 2020 was mostly driven by the full charge-off of one commercial and industrial loan totaling $6.0 million, which was fully reserved for in our allowance for loan losses at June 30, 2020. The commercial and industrial loan category also included partial charge-offs of taxi medallion loans totaling $6.1 million for the third quarter 2020 as compared to $3.2 million for the second quarter 2020. There were no taxi medallion loan charge-offs during the third quarter 2019. The overall level of loan charge-offs (as presented in the above table) continues to trend within management's expectations for the credit quality of the loan portfolio.
The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2020		June 30, 2020		September 30, 2019
	Allowance Allocation *	Allocation as a % of Loan Category	Allowance Allocation*	Allocation as a % of Loan Category	Allowance Allocation*	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans	$130,409	1.89%	$132,039	1.92%	$101,002	2.15%
Commercial real estate loans:
Commercial real estate	128,699	0.77%	117,743	0.71%	23,044	0.17%
Construction	15,951	0.93%	13,959	0.81%	25,727	1.67%
Total commercial real estate loans	144,650	0.78%	131,702	0.72%	48,771	0.33%
Residential mortgage loans	28,614	0.67%	29,630	0.67%	5,302	0.13%
Consumer loans:
Home equity	5,972	1.31%	4,766	1.01%	487	0.10%
Auto and other consumer	15,387	0.69%	11,477	0.51%	6,291	0.27%
Total consumer loans	21,359	0.79%	16,243	0.59%	6,778	0.24%
Total allowance for loan losses	325,032	1.00%	309,614	0.96%	161,853	0.61%
Allowance for unfunded credit commitments	10,296		10,109		2,917
Total allowance for credit losses for loans	$335,328		$319,723		$164,770
Allowance for credit losses for loans as a % loans		1.03%		0.99%		0.62%

*	CECL was adopted January 1, 2020. Prior periods reflect the allowance for credit losses for loans under the incurred loss model.

The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 1.03 percent, 0.99 percent and 0.62 percent at September 30, 2020, June 30, 2020 and September 30, 2019, respectively. During the third quarter 2020, we recorded a $31.0 million provision for credit losses as compared to $41.1 million and $8.7 million for the second quarter 2020 and the third quarter 2019, respectively. The reserve build in the third quarter 2020 reflects several factors, including deterioration in Valley's macroeconomic outlook since the end of the second quarter, additional qualitative management adjustments to reflect the potential for higher levels of credit stress related to borrowers impacted by the COVID-19 pandemic, and the impact of lower valuations of collateral securing our non-performing taxi medallion loan portfolio.

At September 30, 2020, the allowance allocations for credit losses as a percentage of total loans increased for most loan categories as compared to June 30, 2020. However, the allocated reserves as a percentage of commercial and industrial loans declined by 0.03 percent largely due to the aforementioned net loan charge-offs in the third quarter

2020, as well as moderate growth within the PPP loan portfolio which had no related allowance at September 30, 2020 and June 30, 2020. The allowance for credit losses for loans as a percentage of non-PPP loans was 1.11 percent and 1.06 percent at September 30, 2020 and June 30, 2020, respectively.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2020 and December 31, 2019, shareholders’ equity totaled approximately $4.5 billion and $4.4 billion, which represented 11.1 percent and 11.7 percent of total assets, respectively. During the nine months ended September 30, 2020, total shareholders’ equity increased by $149.6 million primarily due to (i) net income of $285.2 million, (ii) an increase in other comprehensive income of $27.4 million, and (iii) a $9.2 million increase attributable to the effect of our stock incentive plan. These positive changes were partially offset by (i) cash dividends declared on common and preferred stock totaling a combined $144.0 million and (ii) a $28.2 million net cumulative effect adjustment to retained earnings for the adoption of new accounting guidance as of January 1, 2020.
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

We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of September 30, 2020 and December 31, 2019, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).

For regulatory capital purposes, in connection with the Federal Reserve Board’s final interim rule as of April 3, 2020, 100 percent of the CECL Day 1 impact to shareholders' equity equaling $28.2 million after-tax will be deferred over a two-year period ending January 1, 2022, at which time it will be phased in on a pro-rata basis over a three-year period ending January 1, 2025. Additionally, 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for the nine months ended September 30, 2020 will be phased in over the same time frame.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at September 30, 2020 and December 31, 2019:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2020
Total Risk-based Capital
Valley	$3,733,338	12.37%	$3,169,791	10.50%	N/A	N/A
Valley National Bank	3,772,443	12.50	3,168,912	10.50	$3,018,011	10.00%
Common Equity Tier 1 Capital
Valley	2,930,220	9.71	2,113,194	7.00	N/A	N/A
Valley National Bank	3,448,166	11.43	2,112,608	7.00	1,961,707	6.50
Tier 1 Risk-based Capital
Valley	3,145,061	10.42	2,566,022	8.50	N/A	N/A
Valley National Bank	3,448,166	11.43	2,565,310	8.50	2,414,409	8.00
Tier 1 Leverage Capital
Valley	3,145,061	7.89	1,593,845	4.00	N/A	N/A
Valley National Bank	3,448,166	8.66	1,593,506	4.00	1,991,882	5.00
As of December 31, 2019
Total Risk-based Capital
Valley	$3,427,134	11.72%	$3,070,687	10.50%	N/A	N/A
Valley National Bank	3,416,674	11.69	3,069,894	10.50	$2,923,709	10.00%
Common Equity Tier 1 Capital
Valley	2,754,524	9.42	2,047,125	7.00	N/A	N/A
Valley National Bank	3,152,070	10.78	2,046,596	7.00	1,900,411	6.50
Tier 1 Risk-based Capital
Valley	2,968,530	10.15	2,485,795	8.50	N/A	N/A
Valley National Bank	3,152,070	10.78	2,485,153	8.50	2,338,967	8.00
Tier 1 Leverage Capital
Valley	2,968,530	8.76	1,355,378	4.00	N/A	N/A
Valley National Bank	3,152,070	9.31	1,354,693	4.00	1,693,366	5.00

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	September 30, 2020	December 31, 2019
	($ in thousands, except for share data)
Common shares outstanding	403,878,744	403,278,390
Shareholders’ equity	$4,533,763	$4,384,188
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	1,449,282	1,460,397
Tangible common shareholders’ equity	$2,874,790	$2,714,100
Tangible book value per common share	$7.12	$6.73
Book value per common share	$10.71	$10.35
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common stockholders) per common share. Our retention ratio was approximately 51.5 percent for the nine months ended September 30, 2020 as compared to 49.4 percent for the year ended December 31, 2019.
Cash dividends declared amounted to $0.33 per common share for each of the nine months ended September 30, 2020 and 2019. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend. However, the FRB recently reiterated its long-standing guidance that banking organizations should consult them before declaring dividends in excess of earnings for the corresponding quarter. The renewed guidance was largely due to the increased risk of the COVID-19 pandemic negatively impacting the future level of bank earnings. See the risk factors at Part II, Item 1A of this report for additional information.
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

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 73 for a discussion of interest rate sensitivity.

Item 4.	Controls and Procedures

(a) Disclosure controls and procedures. Valley maintains disclosure controls and procedures which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), are defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Valley files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to Valley’s management, including Valley’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in internal controls over financial reporting. Beginning January 1, 2020, Valley adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial

Instruments”. Valley implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU No. 2016-13. Many controls under this new standard remained unchanged under prior GAAP. New controls were established over the review of economic forecasting projections obtained externally. Except as related to the adoption of ASU No. 2016-13, Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

Valley has not experienced any material impact to Valley’s internal controls over financial reporting due to the fact that most of Valley’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. Valley is continually monitoring and assessing the impact of the COVID-19 pandemic on Valley’s internal controls over financial reporting to minimize the impact to their design and operating effectiveness.

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
We anticipate that the COVID-19 pandemic will continue to adversely affect us and our customers, counterparties, employees, and third-party service providers. The full extent and duration of the adverse impacts on our business, financial position, results of operations, and prospects are currently unknown and could be significant.
The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deterioration in business, economic, and market conditions and household incomes, including in the states of New Jersey, New York, Florida and Alabama where we conduct nearly all of our business. The extent of the impact of the COVID-19 pandemic on our capital and liquidity, and on our business, results of operations, financial position and prospects generally will depend on a number of evolving factors, including:

The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could affect significantly more households and businesses. The duration and severity of the pandemic, including the degree of resurgence in the upcoming late fall and winter months and the timing of any vaccine, continue to be impossible to predict. There remains substantial uncertainty surrounding the pace of economic recovery and the return of business and consumer confidence.
The response of governmental and nongovernmental authorities. Many of their actions have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions but, in general, have rapidly expanded in scope and intensity, contributing to substantial market volatility. We cannot predict whether and to what extent governmental and nongovernmental authorities will continue to implement policy measures to assist us and our customers and the failure to do so could have adverse effects on our business.
The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties, including increased unemployment rates, are affecting individuals, households, and businesses differently and unevenly and we anticipate will continue to do so. Many, however, have already changed their behavior in response to governmental mandates and advisories to sharply restrain commercial and social interactions and discretionary spending. As a result, our credit, operational, and other risks have generally increased and, for the foreseeable future, are expected to remain elevated or increase further.
The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 in the future is unclear. National, regional, and local economies (including the local economies in the markets areas which we serve) and markets could suffer disruptions that are lasting. Governmental actions are meaningfully influencing the interest-rate environment and financial-market activity, which could adversely affect our results of operations and financial condition. We can provide no assurance that governmental or nongovernmental mitigation efforts will continue or be effective in the future.
During the first nine months of 2020, the most notable impacts to our results of operations were a higher provision expense for credit losses, which we expect to continue. Our provision expense was $106.1 million for the first nine months of 2020 as compared to $18.8 million for the same period in 2019. With recent increases in COVID-19 infection rates in our market areas, our forecast of macroeconomic conditions and operating results, including expected lifetime credit losses on our loan portfolio, remains subject to meaningful uncertainty.
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
While there is evidence that our actions and those of governments and others have assisted our customers, counterparties, and third-party service providers and advanced our business and the economy generally it is uncertain how much, if at all, these actions will be effective in the future. For example, while our short-term loan modifications granted to certain customers impacted by COVID-19 may better position them to resume their regular payments to us in the future and enhance our brand and customer loyalty, these modifications have and may continue to negatively impact our cash flows and results of operations, may produce a higher degree of requests for extensions and rewrites than we have anticipated, and may not be as successful as we expect in managing our credit risk. In addition, while the FRB’s monetary policy may benefit us to some degree by supporting economic activity among our customers, this policy and sudden shifts in it may inhibit our ability to grow or sustain net interest income and effectively manage interest rate risk.
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
The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. On April 16, 2020, the SBA notified lenders that the original $349.0 billion of funding under the PPP was exhausted, and on April 24, 2020, Congress allocated an additional $310.0 billion to the program. We participated as a lender in both rounds of the PPP. Due to the short timeframe between the passing of the CARES Act and the opening of the PPP, there was and continues to be some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. Since the opening of the PPP banks have been subject to class action litigation regarding the process and procedures that such banks used in processing applications for the PPP and their refusal to pay agent fees. Class action litigation has been filed against us, along with many other banks claiming the banks are obligated to pay agent fees. If these cases are not resolved in a manner favorable to us, it may result in significant financial liability and adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial position, results of operations and prospects.
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

Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so. We may reduce or eliminate our common stock cash dividend in the future depending upon our results of operations, financial condition or other metrics which could be adversely impacted by the ultimate impact of the COVID-19 pandemic, which remains unknown.

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

We recently implemented new deposit services for businesses in the cannabis industry which could expose us to additional liabilities and regulatory compliance costs.

We recently implemented specialized deposit services intended for a limited number of state licensed medical-use (only) cannabis customers. Currently, we provide this new service to one customer; although we anticipate expanding this service to other customers in the future. Medical-use cannabis businesses are legal in numerous states and the District of Columbia, including our primary markets of New Jersey, New York, and Florida. However, such businesses are not legal at the federal level and cannabis remains a Schedule I drug under the Controlled Substances Act of 1970. In 2014, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) published guidelines for financial institutions servicing state legal cannabis businesses. We have implemented a comprehensive control framework that includes written policies and procedures related to the on-boarding of such businesses and the monitoring and maintenance of such business accounts that comports with the FinCEN guidance. Additionally, our policies call for due diligence review of the cannabis business before the business is on-boarded, including confirmation that the business is properly licensed and maintains the license in good standing in the applicable state. Throughout the relationship, our policies call for continued monitoring of the business, including site visits, to determine if the business continues to meet our requirements, including maintenance of required licenses and calls for undertaking periodic financial reviews of the business. The Bank’s program is limited to depository products and deposit transactions are monitored for compliance with the applicable state medical program rules and other regulations before approval and acceptance by the Bank’s BSA/AML department.

While we believe our policies and procedures will allow us to operate in compliance with the FinCEN guidelines, there can be no assurance that compliance with the FinCEN guidelines will protect us from federal prosecution or other regulatory sanctions. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the federal government’s enforcement position, could potentially subject us to criminal prosecution and other regulatory sanctions. While we also believe our BSA/AML policies and programs for this new business are sufficient, the medical marijuana business is considered high-risk, thus increasing the risk of a regulatory action against our BSA/AML program that has adverse consequences, including but not limited to, preventing us from undertaking mergers, acquisitions and other expansion activities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2020 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2020 to July 31, 2020	99	$7.09	—	4,112,465
August 1, 2020 to August 31, 2020	10,694	7.63	—	4,112,465
September 1, 2020 to September 30, 2020	672	6.60	—	4,112,465
Total	11,465	$7.56	—

(1)Represents repurchases made in connection with the vesting of employee restricted stock awards.
(2)On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2020.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report filed on August 7, 2020.
	(3.2)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 24, 2018.
(10)		Material Contracts
	(10.1)	Valley National Bancorp 2016 Long-Term Stock Incentive Plan, as amended and restated on January 28, 2020.*
(31.1)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Ira Robbins, Chairman of the Board, President and Chief Executive Officer of the Company.*
(31.2)	Certification pursuant to Securities Exchange Rule 13a-14(a)/15d-14(a) signed by Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company.*
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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
November 6, 2020	Ira Robbins
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
November 6, 2020	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)