Form 10-K
period 2020-12-31
VALLEY NATIONAL BANCORP
filed 2021-02-26
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.1 billion on June 30, 2020.
There were 405,611,861 shares of Common Stock outstanding at February 25, 2021.
Documents incorporated by reference:
Certain portions of the registrant’s Definitive Proxy Statement (the “2021 Proxy Statement”) for the 2021 Annual Meeting of Shareholders to be held April 19, 2021 will be incorporated by reference in Part III. The 2021 Proxy Statement will be filed within 120 days of December 31, 2020.

PART I

Item 1.	Business
The disclosures set forth in this item are qualified by Item 1A—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K (referred to as this "report") and other cautionary statements set forth elsewhere in this report.
Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2020, Valley had consolidated total assets of $40.7 billion, total net loans of $31.9 billion, total deposits of $31.9 billion and total shareholders’ equity of $4.6 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of GCB Capital Trust III, State Bancorp Capital Trusts I and II, and Aliant Statutory Trust II at December 31, 2020 through which trust preferred securities were issued. These trusts are not consolidated subsidiaries. See Note 11 to the consolidated financial statements.
Valley advertises and identifies itself under the trade names "Valley Bank" and "Valley".
Valley National Bank is a national banking association chartered in 1927 under the laws of the United States. Currently, the Bank has 226 branches serving northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. The Bank offers a full suite of banking solutions through various commercial, retail, insurance and wealth management financial services products. These products include, but are not limited to, traditional commercial and industrial lending, commercial real estate financing, small business loans, equipment, basic consumer and commercial deposit products, personal financing solutions such as residential mortgages, home equity loans and automobile financing, as well as solutions for homeowners associations and a full service line of cash management solutions. The Bank provides a variety of banking services including automated teller machines, telephone and internet banking, remote deposit capture, overdraft facilities, drive-in and night deposit services, and safe deposit facilities. In addition, certain international banking services are available to customers including standby letters of credit, documentary letters of credit and related products, and certain ancillary services such as foreign exchange transactions, documentary collections, foreign wire transfers, as well as transaction accounts for non-resident aliens.
Our primary focus is to build and develop profitable customer relationships across all lines of business and create a convenient and innovative omni-channel customer experience beyond our traditional branch footprint, including through the use and promotion of our mobile and online service offerings, such as our ValleyDirect on-line savings account.
Valley National Bank’s subsidiaries are all included in the consolidated financial statements of Valley (See Exhibit 21 at Part IV, Item 15 for a list of subsidiaries). These subsidiaries include, but are not limited to:
•an insurance agency offering property and casualty, life and health insurance;
•an asset management adviser that is a registered investment adviser with the Securities and Exchange Commission (SEC);
•a title insurance agency in New York which also provides services in New Jersey;
•subsidiaries which hold, maintain and manage investment assets for the Bank;
•a subsidiary which specializes in health care equipment lending and other commercial equipment leases; and
•a subsidiary which owns and services New York commercial loans.
The Bank’s subsidiaries also include real estate investment trust subsidiaries (the "REIT" subsidiaries), which own real estate related investments and a REIT subsidiary, which owns some of the real estate utilized by the Bank and related real estate investments. Except for Valley’s REIT subsidiaries and Valley's insurance agency (10% of which is owned by the insurance agency's co-CEOs), all subsidiaries mentioned above are directly or indirectly wholly owned by the Bank. Because each REIT must have 100 or more shareholders to qualify as a REIT, each REIT has issued less than 20 percent of its outstanding non-voting preferred stock to individuals, most of whom are current and former Bank employees. The Bank owns the remaining preferred stock and all the common stock of the REITs.

3	2020 Form 10-K

Recent Acquisitions
Valley has grown significantly in the past several years primarily through bank acquisitions that expanded our branch footprint in New Jersey and Florida. Recent bank transactions are discussed further below.
Oritani Financial Corp. On December 1, 2019, Valley completed its acquisition of Oritani Financial Corp. ("Oritani") and its wholly-owned subsidiary, Oritani Bank. Oritani had approximately $4.3 billion in assets, $3.4 billion in net loans, $2.9 billion in deposits, after purchase accounting adjustments, and a branch network of 26 locations. The acquisition represented a significant addition to Valley's New Jersey franchise, and meaningfully enhanced its presence in the Bergen County market. The common shareholders of Oritani received 1.60 shares of Valley common stock for each Oritani share that they owned prior to the merger. The total consideration for the acquisition was approximately $835 million, consisting of approximately 71.1 million shares of Valley common stock and the outstanding Oritani stock-based awards.
USAmeriBancorp, Inc. On January 1, 2018, Valley completed its acquisition of USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB, largely through its wholly-owned subsidiary, USAmeriBank, had approximately $5.1 billion in assets, $3.7 billion in net loans and $3.6 billion in deposits, after purchase accounting adjustments, and maintained a branch network of 29 offices. The acquisition represented a significant addition to Valley’s Florida presence, primarily in the Tampa Bay market. The acquisition also brought Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where USAB maintained 15 of its branches. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they owned prior to merger. The total consideration for the acquisition was approximately $737 million, consisting of 64.9 million shares of Valley common stock and the outstanding USAB stock based awards.
Impact of COVID-19
Valley's primary market areas within New Jersey, New York, Florida and Alabama have all experienced significant outbreaks and resurgences of the disease caused by the novel coronavirus (COVID-19) and disruptions from the pandemic. The COVID-19 pandemic and any preventative or protective actions that Valley or its customers have taken or may take in response resulted and may continue to result in extended periods of disruption to Valley, its customers, service providers, and third parties. The full extent and duration of the adverse impacts of COVID-19 pandemic on Valley's business, financial position, results of operations, and prospects are currently unknown, but could be significant. As of the date of this report, the banking and financial services industries have been deemed essential businesses in the jurisdictions in which Valley operates. Although our branches are now open, we continue to implement various protocols and practices imposed to safeguard the health and wellness of customers and employees and to comply with applicable government directives. However, the imposition and the extent of any further restrictions on our operations, and compliance therewith could have a material effect on Valley’s business. Valley cannot predict whether and to what extent governmental and nongovernmental authorities will continue to implement policy measures or further legislative relief to assist Valley and its customers and the failure to do so could have adverse effects on Valley's business.
The Paycheck Protection Program (PPP) provided for in the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as supplemented by the Paycheck Protection Program and Health Care Enhancement Act (Enhancement Act), was designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to offset payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. Valley National Bank is a certified Small Business Administration (SBA) lender and facilitated approximately 13,000 SBA-approved PPP loans with balances totaling $2.2 billion as of December 31, 2020. While difficult to accurately predict, we expect the majority of these loans to be forgiven in accordance with rules, application and documentation requirements for this program.
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

Commercial Lending Segment
Commercial and industrial loans. Commercial and industrial loans totaled approximately $6.9 billion and represented 21.3 percent of the total loan portfolio at December 31, 2020. We make commercial loans to small and middle market

2020 Form 10-K	4

businesses most often located in New Jersey, New York, Florida and Alabama. Loans originated from Florida accounted for approximately 28 percent of total commercial and industrial loans at both, December 31, 2020 and 2019. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, most of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not occur as expected and the collateral securing these loans may fluctuate in value. In the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers may be impaired. Our loan decisions include consideration of a borrower’s willingness to repay debts, collateral coverage, standing in the community and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable relationship with the Bank. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customers’ financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, equipment and/or partly collateralized by real estate. Short-term loans may also be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, we obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most creditworthy borrowers. Unsecured commercial and industrial loans totaled $2.7 billion (including $2.2 billion of SBA guaranteed PPP loans) at December 31, 2020. In addition, we provide financing to the health care and industrial equipment leasing market through our leasing subsidiary, Highland Capital Corp.
The commercial portfolio also includes approximately $90.6 million and $6.9 million of New York City and Chicago taxi medallion loans at December 31, 2020, respectively. All of these loans are on non-accrual status due to ongoing weakness exhibited in the taxi industry caused by strong competition from alternative ride-sharing services and the economic stress caused by COVID-19. At December 31, 2020, the non-accrual taxi medallion loans totaling $97.5 million had related reserves of $66.4 million, or 68.1 percent of such loans, within the allowance for loan losses. We continue to closely monitor this portfolio and negative trends in the market valuations of the underlying taxi medallion collateral and a decline in borrower cash flows, among other factors, could result in additional charges to increase the reserves associated with this loan portfolio. See the “Non-performing Assets” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) for additional information regarding our taxi medallion loans.
Commercial real estate loans. Commercial real estate and construction loans totaled $18.5 billion and represented 57.3 percent of the total loan portfolio at December 31, 2020. We originate commercial real estate loans that are secured by various diversified property types across the New York metropolitan area (New Jersey, New York and Pennsylvania) along with Florida and our Alabama footprint. Property types in this portfolio range from multi-family residential properties to non-owner occupied commercial, industrial/warehouse and retail. Loans originated from Florida lending represented 26 percent of the total commercial real estate loans at December 31, 2020 as compared to 25 percent of such loans at December 31, 2019. Loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is generally structured on a fully amortizing basis for terms up to thirty years. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans but generally they involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly, conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets. With respect to loans to developers and builders, we originate and manage construction loans structured on either a revolving or a non-revolving basis, depending on the nature of the underlying development project. Our construction loans totaling approximately $1.7 billion at December 31, 2020 are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Within our construction portfolio, we have a diverse mix of both residential (for sale and rental) and commercial development projects. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

5	2020 Form 10-K

Consumer Lending Segment
Residential mortgage loans. Residential mortgage loans totaled $4.2 billion and represented 13.0 percent of the total loan portfolio at December 31, 2020. Our residential mortgage loans include fixed and variable interest rate loans located mostly in New Jersey, New York and Florida. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in our lending markets. We also make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships, as well as targeted purchases of loans guaranteed by third parties. Mortgage loan originations are based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted through an approved appraisal management company. The appraisal management company adheres to all regulatory requirements. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower, the value of the underlying property and other factors that we believe are predictive of future loan performance. Valley originated first mortgages include both fixed rate and adjustable rate mortgage (ARM) products with 10-year to 30-year maturities. The adjustable rate loans have a fixed-rate, fixed payment, introductory period of 5 to 10 years that is selected by the borrower. Additionally, Valley originates jumbo residential mortgage loans, which are mostly fixed-rate with 30-year maturities. At December 31, 2020, fixed and adjustable rate jumbo residential mortgage loans totaled approximately $2.5 billion. Interest-only (i.e., non-amortizing) residential mortgage loans within our jumbo portfolio totaled $39.4 million (or 0.94 percent of the total residential mortgage loan portfolio) at December 31, 2020. The Bank is also a servicer of residential mortgage portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights related primarily to loans originated and sold by the Bank. See Note 5 to the consolidated financial statements for further details.
Other consumer loans. Other consumer loans totaled $2.7 billion and represented 8.4 percent of the total loan portfolio at December 31, 2020. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, loans secured by the cash surrender value of life insurance, home equity loans and lines of credit, and to a lesser extent, secured and unsecured other consumer loans (including credit card loans). Valley is an auto lender in New Jersey, New York, Pennsylvania, Florida, Connecticut, Delaware and Alabama offering indirect auto loans secured by either new or used automobiles. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Valley acquired an immaterial amount of automobile loans from its bank acquisitions in Florida since 2014, as auto lending was not a focus of the acquired operations. However, we implemented our indirect auto lending model in Florida in 2015, and in Alabama in 2018 using our New Jersey based underwriting and loan servicing platform. The relatively new Florida auto dealer network generated approximately $85 million and $169 million of auto loans in 2020 and 2019, respectively, while the auto loans originated from Alabama totaled $22 million in 2020 as compared to $39 million in 2019. Home equity lending consists of both fixed and variable interest rate products mainly to provide home equity loans to our residential mortgage customers or take a secondary position to another lender’s first lien position within the footprint of our primary lending territories. We generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 80 percent when originating a home equity loan. Other consumer loans include direct consumer term loans, both secured and unsecured, but are largely comprised of personal lines of credit secured by cash surrender value of life insurance. The product is mainly originated through the Bank’s retail branch network and third party financial advisors. Unsecured consumer loans totaled approximately $49.4 million, including $8.8 million of credit card loans, at December 31, 2020.
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
Investment Management Segment
Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities, and depending on our liquid cash position, interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. As of December 31, 2020, our total investment securities and interest bearing deposits with banks were $3.5 billion and $1.1 billion, respectively. See the “Investment Securities Portfolio” section of the MD&A and Note 4 to the consolidated financial statements for additional information concerning our investment securities.

2020 Form 10-K	6

Changes in Loan Portfolio Composition
At December 31, 2020 and 2019, approximately 72 percent and 76 percent, respectively, of Valley’s gross loans totaling $32.2 billion and $29.7 billion, respectively, consisted of commercial real estate (including construction loans), residential mortgage, and home equity loans. The remaining 28 percent and 24 percent at December 31, 2020 and 2019, respectively, consisted of loans not collateralized by real estate. Valley has no internally planned changes that would significantly impact the current composition of our loan portfolio by loan type. However, we have continued to diversify the geographic concentrations in the New Jersey and New York City Metropolitan area within our loan portfolio primarily through our bank acquisitions and expanded lending teams in Florida since 2014, including our acquisition of USAB on January 1, 2018. Many external factors outlined in Item 1A. Risk Factors, the “Executive Summary” section of Item 7. MD&A, and elsewhere in this report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section in Item 7. MD&A in this report for further discussion of our loan composition and concentration risks.
The following table presents the loan portfolio segments by state as an approximate percentage of each applicable segment and our percentage of total loans by state at December 31, 2020.

	Percentage of Loan Portfolio Segment:
	Commercial and Industrial	Commercial Real Estate	Residential	Consumer	% of Total Loans
New Jersey	31%	27%	41%	35%	30%
New York	24	38	29	29	33
Florida	28	26	21	17	25
Pennsylvania	1	2	1	7	2
Alabama	2	2	1	2	2
California	1	1	3	1	1
Connecticut	1	*	1	2	1
Other	12	4	3	7	6
Total	100%	100%	100%	100%	100%

*	Represents less than one percent of the loan portfolio segment.

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

Valley’s Board performs its risk oversight function primarily through several standing committees, including the Risk Committee, all of which report to the full Board. The full Board regularly engages in discussions of risk management and receives reports on risk factors from our executive management, other Company officers and the chairman of the Risk Committee. The Risk Committee assists the Board by, among other things, establishing an enterprise-wide risk management framework and risk culture that is aligned with Valley’s strategic plan and is appropriate for Valley’s capital, business activities, size and risk appetite. Management applies the enterprise-wide risk management framework to holistically manage and monitor risks across the organization and to aggregate and manage the risk appetite approved by the board. As part of the risk management framework, the Risk Committee reviews and recommends to the Board appropriate risk tolerances and limits for strategic, credit, interest rate, price, liquidity, compliance, operational (including cyber and information security risk), and reputation risks, oversees that risks are managed within those tolerances, and monitors compliance with applicable laws and regulations. With guidance from and oversight by the Risk Committee, management continually refines and enhances its risk management policies, procedures and monitoring programs to be able to adapt to changing risks.

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) was signed into law. On July 6, 2018, the Board of Governors of the Federal Reserve System (FRB), Office of the Comptroller of the Currency (OCC) and Federal Deposit Insurance Corporation (FDIC) issued a joint interagency statement regarding the impact of the

7	2020 Form 10-K

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

Valley’s Board, through its Risk Committee, has primary oversight responsibility for information security and receives regular updates and reporting from management on information and cyber security matters, including information related to any third-party assessments of Valley’s cyber program. The Risk Committee periodically approves Valley’s information security policies.

We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures and if we experienced a cyber security breach of customer data, to make required notifications to customers and disclosure to government officials. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access is a high priority for us. While we have confidence in our cyber security practices and personnel, we also know we are not immune from a costly and successful attack.

Credit Risk Management and Underwriting Approach
Credit risk management. For all loan types, we adhere to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk appetite. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by a Credit Committee. A reporting system supplements the review process by providing management with frequent reports concerning loan production, loan quality, internal loan classifications, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by us to manage the portfolio’s risk across business sectors, geographic markets and through cyclical economic circumstances.
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

2020 Form 10-K	8

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
Certain collateral-dependent loans are reported at the fair value of the underlying collateral (less estimated selling costs) if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent loans.” Commercial real estate loans are collateralized by real estate and construction loans are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Residential and home equity loans are collateralized by residential real estate. Collateral values for such loans are typically estimated using individual appraisals performed every 12 months (or 18 months for impaired loans no greater than $1.0 million with current loan to value ratios less than 75 percent). Between scheduled appraisals, property values are monitored within the commercial portfolio by reference to recent trends in commercial property sales as published by leading industry sources. Property values are monitored within the residential mortgage portfolio by reference to available market indicators, including real estate price indices within Valley’s primary lending areas.
All refinanced residential mortgage loans to be held in our loan portfolio require either a new appraisal or a new evaluation in accordance with our appraisal policy. However, certain residential mortgage loans may be originated for sale and sold without new appraisals when the investor (Fannie Mae or Freddie Mac) presents a refinance of an existing government sponsored enterprise loan without the benefit of a new appraisal. Additionally, all loan types are assessed for full or partial charge-off when they are between 90 and 120 days past due (or sooner when the borrowers’ obligation has been released in bankruptcy) based upon their estimated net realizable value. See Note 1 to our consolidated financial statements for additional information concerning our loan portfolio risk elements, credit risk management and our loan charge-off policy.
Loan Renewals and Modifications
In the normal course of our lending business, we may renew loans to existing customers upon maturity of the existing loan. These renewals are granted provided that the new loan meets our standard underwriting criteria for such loan type. Additionally, on a case-by-case basis, we may extend, restructure, or otherwise modify the terms of existing loans from time to time to remain competitive and retain certain profitable customers, as well as assist customers who may be experiencing financial difficulties. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan (TDR), except as explained below.
The majority of the concessions made for TDRs involve an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, lowering the monthly payments on loans through either a reduction in interest rate below a market rate or a combination of these two methods. The concessions rarely result in the forgiveness of principal or accrued interest. In addition, Valley frequently obtains additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and Valley’s underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.

9	2020 Form 10-K

CARES Act Loan Modifications
In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that were insignificant, when requested by customers. These modifications complied with the CARES Act to provide temporary payment relief to those borrowers directly impacted by the COVID-19 pandemic who were not more than 30 days past due as of December 31, 2019. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley may extend for an additional 90 days. Any extensions beyond this period were made in accordance with applicable regulatory guidance. As of December 31, 2020, Valley had approximately $361 million of outstanding loans remaining in their payment deferral period under short-term modifications. Under the CARES Act and the Enhancement Act and other applicable guidance, none of these loans were considered TDRs as of December 31, 2020.
Extension of Credit to Past Due Borrowers
Loans are placed on non-accrual status generally when they become 90 days past due and the full and timely collection of principal and interest becomes uncertain. Valley prohibits the advancement of additional funds on non-accrual loans, TDRs and CARES Act loan modifications, except under certain workout plans if such extension of credit is intended to mitigate losses.
Allowance for Credit Losses
We maintain an allowance for credit losses (ACL) for financial assets measured at amortized cost. The ACL consists of the allowance for loan losses and unfunded loan commitments (combined the "allowance of credit losses for loans"), and the allowance for credit losses for held to maturity securities. The estimate of expected credit losses under the current expected credit losses (CECL) methodology adopted on January 1, 2020 is based on relevant information about the past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. CECL methodology to estimate the allowance for loan losses has two components: (i) a collective reserve component for estimated lifetime expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve component for loans that do not share common risk characteristics. The allowance for unfunded credit commitments mainly consists of undisbursed non-cancellable lines of credit, new loan commitments and commercial letters of credit valued using a similar methodology as used for loans. Management's estimate of expected losses inherent in these off-balance sheet credit exposures also incorporates estimated utilization rate over the commitment's contractual period or an expected pull-through rate for new loan commitments. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third-party. The amount of ACL is based on ongoing, quarterly assessments by management. See Note 1 to the consolidated financial statements for further discussion regarding CECL methodology.
Loans Originated by Third Parties
From time to time, the Bank makes purchases of commercial real estate loans and loan participations, residential mortgage loans, automobile loans, and other loan types, originated by, and sometimes serviced by, other financial institutions. The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the Community Reinvestment Act (CRA), as well as other asset/liability management strategies. Valley purchased approximately $24 million and $35 million of 1-4 family loans, qualifying for CRA purposes during 2020 and 2019, respectively. All purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Purchased commercial and industrial, and commercial real estate participation loans are generally seasoned loans with expected shorter durations. Additionally, each purchased participation loan is stress-tested by Valley to assure its credit quality.
Purchased commercial loans (including commercial and industrial and commercial real estate loans) and residential mortgage loans totaled approximately $855.5 million and $722.7 million, respectively, at December 31, 2020 representing 3.63 percent, and 17.27 percent of our total commercial and residential mortgage loans, respectively.
At December 31, 2020, 5.66 percent of commercial loans originated by third parties were past due 30 days or more, which represented 0.88 percent of our total commercial loan portfolio, and 9.16 percent of residential mortgage loans originated by third parties were past due 30 days or more which represented 1.36 percent of our total residential mortgage portfolio.
Additionally, Valley has performed credit due diligence on the majority of the loans acquired in our bank acquisitions (disclosed under the "Recent Acquisitions" section above) in determining the estimated cash flows receivable from such loans. See the "Loan Portfolio" section of our MD&A of this report below for additional information.

2020 Form 10-K	10

Competition
Valley National Bank is one of the largest commercial banks headquartered in New Jersey, with its primary markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. Valley ranked 15th in competitive ranking and market share based on the deposits reported by 180 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit markets as of June 30, 2020. The FDIC also ranked Valley 6th, 38th, 21st, and 18th in the states of New Jersey, New York, Florida, and Alabama, respectively, based on deposit market share as of June 30, 2020. While our FDIC rankings reflect a solid foundation in our primary markets, the market for banking and bank-related services is highly competitive and we face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than Valley to deal with the potential negative changes in the financial markets and regulatory landscape. Many of these competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures. Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies, and a large list of other local, regional and national institutions which offer financial services.

Additionally, the financial services industry is facing a wave of digital disruption from fintech companies and other large financial services providers. The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services which increases efficiency and enables financial institutions to better serve customers and to reduce costs. These competitors provide innovative web-based solutions to traditional retail banking services and products. Fintech companies tend to have stronger operating efficiencies and fewer regulatory burdens than their traditional bank counterparts, including Valley.

Within our markets, we also compete with some of the largest financial institutions in the world that have greater human and financial resources and are able to offer a large range of products and services at competitive rates and prices. In addition, we face an intense competition among direct banks because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts in favor of products and services offered by competitors. Nevertheless, we believe we can compete effectively as a result of utilizing various strategies including our long history of local customer service and convenience as part of a relationship management culture, in conjunction with the pricing of loans and deposits. Our customers are influenced by the convenience, quality of service from our knowledgeable staff, personal contacts and attention to customer needs, as well as availability of products and services and related pricing. We provide such convenience through our banking network of 226 branches, an extensive ATM network, and our telephone and on-line banking systems. Our competitive advantage also lies in our strong community presence with over 90 years of service. This longevity is especially appealing to customers seeking a strong, stable and service-oriented bank.
We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects, and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.
Human Capital
At Valley, our goal is to give people and businesses the power to succeed. We strive to build an inclusive, diverse, and high-performing culture where empowered associates, innovation and collaboration thrive.
Demographics. At December 31, 2020, Valley National Bank and its subsidiaries employed 3,155 full-time equivalent persons across our multi-state footprint. Management considers relations with its employees to be satisfactory. During the year 2020, we hired 384 employees and our voluntary turnover rate was 13 percent. Our average tenure was approximately 8.6 years.
Diversity, Equity and Inclusion. We believe that the diversity of our associates helps us to become stronger. Thus, we strive to foster a strong and inclusive culture that is committed to providing the quality service to our customers, the communities in which we operate and each other.

11	2020 Form 10-K

As of December 31, 2020, the population of our workforce broken down by gender and diversity was as follows:

Total Rewards. We offer market competitive compensation programs to attract, engage, retain, and motivate talent across our footprint. These programs include base wages, performance-based bonus and incentive compensation, stock awards, a 401(k) Plan with a company match, healthcare and insurance benefits, voluntary benefits, commuter benefits, health savings account, flexible spending accounts, tuition reimbursement, paid time off, disability, family leave, wellness and employee assistance programs.
Health and Safety. We are committed to the health, safety and wellbeing of our associates. In 2020, we embraced safety protocols that have become the new way of life in this pandemic era.
Maintaining alignment with state and local COVID-19 mandates and recommendations, Valley implemented remote work, where functional roles allowed, moving approximately 90 percent of our non-retail associates from the office until safety strategies could be implemented. Return to the workplace protocols and tools have allowed us to return critical workers to Valley facilities.
Talent. Within both our Talent Acquisition and Talent Development teams, our goal of attracting, developing, and retaining the most qualified people is crucial to all aspects of Valley's activities and long-term success and is central to our long-term strategy. We actively engage our senior business leaders in reviewing their critical roles in coordination with their strategic talent initiatives. Our annual Talent Review and Succession Planning process has created a broader understanding of our key talent and our flagship Leadership Development programs provide meaningful development and experiences that challenge our high potential associates.
Additional information regarding Valley's human capital management can be found under Item 1: Election of Directors of its 2021 Proxy Statement.

2020 Form 10-K	12

Information about our Executive Officers

Name	Age at December 31, 2020	Executive Officer Since	Office	Principal occupation during last five years other than Valley
Ira Robbins	46	2009	Chairman of the Board, President, and Chief Executive Officer of Valley and Valley National Bank
Michael D. Hagedorn	54	2019	Senior Executive Vice President, Chief Financial Officer of Valley and Valley National Bank	2015 - 2018 Vice Chairman, UMB Financial Corporation, President and CEO, UMB Bank n.a.
Thomas A. Iadanza	62	2015	Senior Executive Vice President of Valley and Chief Banking Officer of Valley National Bank
Joseph Chillura	54	2020	Senior Executive Vice President of Valley and Chief Customer Officer of Valley National Bank
Ronald H. Janis	72	2017	Senior Executive Vice President, General Counsel, and Corporate Secretary of Valley and Valley National Bank	1992 - 2016 Partner, SEC, Banking and Merger & Acquisitions, Day Pitney LLP
Robert J. Bardusch	55	2016	Senior Executive Vice President of Valley and Chief Operating Officer of Valley National Bank	2014 - 2016 Executive Vice President, Chief Information Officer, Head of Technology and Operations, MVB Financial Corp.
Melissa F. Scofield	61	2015	Executive Vice President of Valley and Chief Risk Officer of Valley National Bank
Yvonne M. Surowiec	60	2017	Senior Executive Vice President of Valley and Chief People Officer of Valley National Bank	2014 - 2016 Executive Vice President and Chief Human Resources Officer, CDK Global
Mark Saeger	56	2018	Executive Vice President of Valley and Chief Credit Officer of Valley National Bank
Mitchell L. Crandell	50	2007	Executive Vice President, Chief Accounting Officer of Valley and Valley National Bank
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

13	2020 Form 10-K

SUPERVISION AND REGULATION
The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income. The compliance cost for Valley is significant and subject to increase as new governmental regulations are enacted and/or the level of enforcement of those regulators increases. In particular, Valley employs specialists and retains outside advisors to ensure that Valley has sufficient resources to comply with the regulations to which it is subject. Certain of Valley's competitors, including credit unions, fintech companies, and others, are not regulated to the extent that Valley and other banks are, which may place Valley at a competitive disadvantage.
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
Regulation of Bank Subsidiary
Valley National Bank is subject to the supervision of, and to regular examination by, the OCC. Various laws and the regulations thereunder applicable to Valley and its bank subsidiary impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices, bank acquisitions and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions. With the approval of the OCC, and subject to certain legal requirements, a bank may establish financial subsidiaries which may act as insurance agents, securities brokers and perform other non-banking functions.
Capital Requirements
The FRB and the OCC have rules establishing a comprehensive capital framework for U.S. banking organizations, referred to as the Basel III rules.
Under Basel III, the minimum capital ratios for us and Valley National Bank are as follows:
•4.5 percent CET1 (common equity Tier 1) to risk-weighted assets.
•6.0 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.
•8.0 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.

2020 Form 10-K	14

•4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
Under Basel III, both Valley and Valley National Bank are required to maintain a 2.5 percent “capital conservation buffer” on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. Basel III also provides for a number of complex deductions from and adjustments to its various capital components.
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
Valley National Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2020, under the “prompt corrective action” regulations.
For regulatory capital purposes, in connection with the Federal Reserve Board’s final interim rule as of April 3, 2020, 100 percent of the CECL Day 1 impact to shareholders' equity equaling $28.2 million after-tax will be deferred for a two-year period ending January 1, 2022, at which time it will be phased in on a pro-rata basis over a three-year period ending January 1, 2025. Additionally, 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for the year ended December 31, 2020 will be phased in over the same time frame.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act)
The Dodd-Frank Act significantly changed the bank regulatory landscape and impacted the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Some of the effects are discussed below.
The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB) and shifted most of the federal consumer protection rules applicable to banks and the enforcement power with respect to such rules to the CFPB.
Under the Durbin Amendment contained in the Dodd-Frank Act, the FRB adopted rules applying to banks with more than $10 billion in assets which established a maximum permissible interchange fee equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The FRB also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the FRB. The FRB also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. Because we exceed $10 billion in assets, we are subject to the interchange fee cap.

15	2020 Form 10-K

The Dodd-Frank Act also imposed stress testing on Valley and the Bank. However, the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) and a joint interagency statement regarding the impact of the EGRRCPA resulted in Valley and the Bank being no longer subject to the stress testing requirements. However, under safety and soundness principles we will continue to conduct stress testing of our own design.
Volcker Rule
The Volcker Rule (contained in the Dodd-Frank Act) prohibits an insured depository institution and its affiliates from: (i) engaging in certain “proprietary trading” and (ii) investing in or sponsoring certain types of funds (Covered Funds). The Rule also effectively prohibits most short-term trading strategies investments and prohibits the use of some hedging strategies. We identified no investments held as of December 31, 2020 that meet the definition of Covered Funds.
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
The FRB and the OCC review, as part of their regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements.
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

2020 Form 10-K	16

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
Valley National Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to the following:
•Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;
•Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans;
•Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

17	2020 Form 10-K

•Fair Credit Reporting Act and Regulation V, governing the provision of consumer information to credit reporting agencies and the use of consumer information; and
•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.
Valley National Bank’s deposit operations are also subject to the following federal statutes and regulations, among others:
•The Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;
•Regulation CC, which relates to the availability of deposit funds to consumers;
•The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•Electronic Funds Transfer Act and Regulation E, governing automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
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
As required by the Dodd-Frank Act, the FDIC adopted rules that revise the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the rules eliminated the adjustment for secured borrowings, including Federal Home Loan Bank (FHLB) advances, and made certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment.
The rules also revised the assessment rate schedule to provide initial base assessment rates ranging from 5 to 35 basis points and total base assessment rates ranging from 2.5 to 45 basis points after adjustment.
The Dodd-Frank Act made permanent a $250 thousand limit for federal deposit insurance.
London Interbank Offered Rate
Central banks around the world, including the FRB, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions because of the phase out of LIBOR. Most tenors of LIBOR are expected to cease being published on June 30, 2023 with some tenors expected to cease being published earlier. The FRB has stated that financial institutions should stop writing contacts using LIBOR by the end of 2021 at the latest. This change away from LIBOR and transition to other benchmarks may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. A transition away from LIBOR also requires extensive changes to the contracts that govern these LIBOR-based products, as well as our systems and processes.
A number of the Bank's commercial loans, certain residential mortgage loans, derivative positions, trust preferred securities issued to our capital trusts, and the reset provisions for our preferred stock issuances are based upon LIBOR. The Bank will also be subject to changes to models and systems that currently use LIBOR reference rates, as well as market and strategic risks that could arise from the use of alternative reference rates. The Bank has established a working group to identify and prepare fall back language and replacement provisions, as well as ensure our systems readiness for a change in reference rate. Regulators have expressed concern about litigation that could arise due to the change from LIBOR to another rate.
Prohibitions Against Tying Arrangements
Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the

2020 Form 10-K	18

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
Risks Related to the COVID-19 Pandemic
We anticipate that the COVID-19 pandemic will continue to adversely affect us and our customers, counterparties, employees, and third-party service providers. The full extent and duration of the adverse impacts on our business, financial position, results of operations, and prospects are currently unknown and could be significant.
The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deterioration in business, economic, and market conditions and household incomes, including in the states of New Jersey, New York, Florida and Alabama where we conduct nearly all of our business. The extent of the continuing impact of the COVID-19 pandemic on our capital and liquidity, and on our business, results of operations, financial position and prospects generally will depend on a number of evolving factors, including:
The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could affect significantly more households and businesses. The duration and severity of the pandemic, future resurgences of COVID-19 in our primary market areas, the efficacy of new approved vaccines and the timing of the distribution of such vaccines, continue to be impossible to predict. There remains substantial uncertainty surrounding the pace of economic recovery and the return of business and consumer confidence.
The response of governmental and nongovernmental authorities. Many responsive measures have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions but, in general, have rapidly expanded in scope and intensity, contributing to substantial market volatility. We cannot predict whether and to what extent governmental and nongovernmental authorities will continue to implement policy measures to assist us and our customers and the failure to do so could have adverse effects on our business.
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
The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 in the future is unclear. National, regional, and local economies (including the local economies in the markets areas which we serve) and markets could suffer disruptions that are lasting. Governmental actions are meaningfully influencing the interest-rate environment and financial-market activity, which could adversely affect our results of operations and financial condition. We can provide no assurance that governmental or non-governmental mitigation efforts will continue or be effective in the future.
In 2020, the most notable impacts to our results of operations were a higher provision expense for credit losses, which we expect to continue. Our provision for credit losses for loans was $125.1 million for 2020 as compared to $24.2 million for 2019. With recent increases in COVID-19 infection rates in our market areas, our forecast of macroeconomic conditions and operating results, including expected lifetime credit losses on our loan portfolio, remains subject to meaningful uncertainty. We have also entered into forbearance agreements (short-term loan modifications) with respect to approximately 600 loans with outstanding balances of approximately $361 million as of December 31, 2020. If these borrowers are unable to resume payments on their loans, our loan charge-offs may increase.

19	2020 Form 10-K

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
While there is evidence that our actions and those of governments and others have assisted our customers, counterparties, and third-party service providers and advanced our business and the economy generally it is uncertain how much, if at all, these actions will be effective in the future. For example, while our short-term loan modifications granted to certain customers impacted by COVID-19 may better position them to resume their regular payments to us in the future and enhance our brand and customer loyalty, these modifications have and may continue to negatively impact our cash flows and results of operations, may produce a higher degree of requests for extensions and rewrites than we have anticipated, and may not be as successful as we expect in managing our credit risk. In addition, while the FRB’s monetary policy may benefit us to some degree by supporting economic activity among our customers, this policy and sudden shifts may inhibit our ability to grow or sustain net interest income and effectively manage interest rate risk.
In order to safeguard the health and wellness of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including temporary closure of certain non-branch offices, restricting employee travel and directing employees to work from home whenever possible, and have implemented our business continuity plans to the extent necessary. These measures, and further actions we may take as required by government authorities or that we otherwise determine are in the best interests of our customers and employees, could increase certain risks, including cybersecurity risks, impair our ability to perform critical functions and adversely impact our results of operations.
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
The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. On April 16, 2020, the SBA notified lenders that the original $349 billion of funding under the PPP was exhausted, and on April 24, 2020, Congress allocated an additional $310 billion to the program. The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, provides approximately $900 billion in new COVID-19 stimulus relief partly comprised of additional funding under the PPP. The amendment to the PPP also expands borrowers eligibility to certain second draws under the program. We participated as a lender in each round of the PPP. Since the opening of the PPP, banks have been subject to class action litigation regarding the process and procedures that such banks used in processing applications for the PPP and their refusal to pay agent fees. Class action litigation was filed against us, along with many other banks claiming the banks are obligated to pay agent fees. The litigation against us was dismissed by the plaintiffs without prejudice. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial position, results of operations and prospects.
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
Valley's outstanding PPP loans totaled $2.2 billion as of December 31, 2020.

2020 Form 10-K	20

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
In July 2020, the FRB updated its supervisory guidance to provide greater clarity regarding the situations in which bank holding companies, like Valley, may expect an expedited consultation in connection with the declaration of dividends that exceed quarterly earnings. To qualify, amongst other criteria, total commercial real estate loan concentrations cannot represent 300 percent or more of total capital and the outstanding balance of the commercial real estate loan portfolio cannot increase by 50 percent or more during the prior 36 months. Currently, we believe that Valley does not meet the standard for expedited consultation and approval of its dividend, should it be required. As a result, Valley could be subject to a lengthier and possibly more burdensome review process by the FRB when considering paying dividends that exceed quarterly earnings. The delay, reduction or elimination of our quarterly dividend could adversely affect the market price of our common stock. See additional information regarding our quarterly cash dividend and the current rate of earnings retention at the "Capital Adequacy" section of the MD&A.

Risks Associated with Our Business Model
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
While we believe that Valley was fully reserved for the tax positions related to DC Solar at December 31, 2020, we continue to evaluate all our existing tax positions each quarter under U.S. GAAP.
We recently implemented new deposit services for businesses in the state licensed marijuana industry which could expose us to additional liabilities and regulatory compliance costs.
In 2020, we implemented specialized deposit services intended for a limited number of state licensed medical-use marijuana business customers. Medical use marijuana, as well as recreational use businesses are legal in numerous states and the District of Columbia, including our primary markets of New Jersey, New York, and Florida. However, such businesses are not legal at the federal level and cannabis remains a Schedule I drug under the Controlled Substances Act of 1970. In 2014, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) published guidelines for financial institutions servicing state legal cannabis businesses. We have implemented a comprehensive control framework that includes written policies and procedures related to the on-boarding of such businesses and the monitoring and maintenance of such business accounts that comports with the FinCEN guidance. Additionally, our policies call for due diligence review of the cannabis business before the business is on-boarded, including confirmation that the business is properly licensed and maintains

21	2020 Form 10-K

the license in good standing in the applicable state. Throughout the relationship, our policies call for continued monitoring of the business, including site visits, to determine if the business continues to meet our requirements, including maintenance of required licenses and calls for undertaking periodic financial reviews of the business. The Bank’s program originally was limited to offering depository products to medical marijuana businesses. Deposit transactions are monitored for compliance with the applicable state medical program rules and other regulations before approval and acceptance by the Bank’s BSA/AML Department. More recently, the Bank has agreed to limited lending on real estate and expanded to licensed recreational dispensaries. The Bank may offer additional banking products and services to such customers in the future.
While we believe our policies and procedures will allow us to operate in compliance with the FinCEN guidelines, there can be no assurance that compliance with the FinCEN guidelines will protect us from federal prosecution or other regulatory sanctions. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the federal government’s enforcement position, could potentially subject us to criminal prosecution and other regulatory sanctions. While we also believe our BSA/AML policies and programs for this new business are sufficient, the medical and recreational marijuana business is considered high-risk, thus increasing the risk of a regulatory action against our BSA/AML program that has adverse consequences, including but not limited to, preventing us from undertaking mergers, acquisitions and other expansion activities.
The loss of or decrease in lower-cost funding sources within our deposit base, including our inability to achieve deposit retention targets under our branch transformation strategy, may adversely impact our net interest income and net income.
Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market or money market or fixed income mutual funds, as providing a better risk/return trade-off. Additionally, our customers largely bank with us because of our local customer service and convenience. For certain customers, this convenience could be negatively impacted by recent branch consolidation activity undergone as part of our branch transformation strategy. If customers move money out of bank deposits and into other investments, Valley could lose a low cost source of funds, increasing its funding costs and reducing Valley’s net interest income and net income.
A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect our asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within our loan portfolio.
A significant portion of our loan portfolio is secured by real estate. As of December 31, 2020, approximately 72 percent of our total loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and could deteriorate in value during the time the credit is extended. A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. The declines in home or commercial real estate prices in the New Jersey, New York and Florida markets we primarily serve, along with the unpredictable long-term impact and path of the economic recovery from the COVID-19 pandemic, also may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in home or commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond those which are provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.
We could incur future goodwill impairment.
If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine a goodwill impairment charge is necessary. Estimates of the fair value of goodwill are determined using several factors and assumptions, including, but not limited to, industry pricing multiples and estimated cash flows. Based upon Valley’s 2020 goodwill impairment testing, the fair values of its four reporting units, wealth management, consumer lending, commercial lending, and investment management, were in excess of their carrying values. No assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition. At December 31, 2020, our goodwill totaled $1.4 billion. See Note 8 to the consolidated financial statements for additional information.

2020 Form 10-K	22

Our market share and income may be adversely affected by our inability to successfully compete against larger and more diverse financial service providers, digital fintech start-up firms and other financial services providers which have advanced technological capabilities.
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
Additionally, the financial services industry is facing a wave of digital disruption from fintech companies and other large financial services providers. The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services which increases efficiency and enables financial institutions to better serve customers and to reduce costs. These competitors provide innovative web-based solutions to traditional retail banking services and products. Fintech companies tend to have stronger operating efficiencies and fewer regulatory burdens than their traditional bank counterparts, including Valley.
Regulatory changes may continue to allow new entrants into the markets in which we operate. The result of these regulatory changes will likely cause other non-traditional financial services companies to compete directly with Valley. Many of the companies have stronger operating efficiencies and fewer regulatory burdens than their traditional bank counterparts, including Valley.
Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers and service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Many of Valley’s competitors have substantially greater resources to invest in technological improvements. Valley may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Valley’s business and, in turn, Valley’s financial condition and results of operations.

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

23	2020 Form 10-K

We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market.
We engage in the origination of residential mortgages for sale into the secondary market, while typically retaining the loan servicing. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $3.5 billion and $3.4 billion at December 31, 2020 and 2019, respectively. Over the past several years, we have experienced a nominal amount of repurchase requests, and only a few of which have actually resulted in repurchases by Valley (only two and four loan repurchases in 2020 and 2019, respectively). None of the loan repurchases resulted in a material loss. As of December 31, 2020, no reserves pertaining to loans sold were established on our financial statements. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.

Net gains on sales of residential mortgage loans are a significant component of our non-interest income and could fluctuate in future periods.
Net gains on sales of residential mortgage loans represented approximately 23 percent and 9 percent of our non-interest income for the years ended December 31, 2020 and 2019, respectively. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. Our ability or decision to sell a portion of our mortgage loan production in the secondary market is dependent upon, amongst other factors, the levels of market interest rates, consumer demand marketable loans, our sales and pricing strategies, the economy and our need to maintain the appropriate level of interest rate risk on our balance sheet. A change in one or more of these or other factors could significantly impact our ability to sell mortgage loans in the future and adversely impact the level of our non-interest income and financial results.
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
A significant portion of our primary markets is located near coastal waters which could generate naturally occurring severe weather, or in response to climate change, that could have a significant impact on our ability to conduct business. Many areas in New Jersey, New York, Florida and Alabama in which our branches operate are subject to severe flooding from time to time and significant disruptions related to the weather may become common events in the future. Heavy storms and hurricanes can also cause severe property damage and result in business closures, negatively impacting both the financial health of retail and commercial customers and our ability to operate our business. The risk of significant disruption and potential losses from future storm activity exists in all of our primary markets.
Risks Related to Our Industry

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

2020 Form 10-K	24

Changes in interest rates could reduce our net interest income and earnings.
Valley’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the FRB. Changes in interest rates driven by such factors could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets, including the held to maturity and available for sale investment securities portfolios, and (iii) the average duration of Valley’s interest-earning assets and liabilities. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). The FRB has acted to decrease targeted short-term interest rates to 0%-.25%, and it is anticipated that short-term interest rates could remain at these low rates for an extended time period. A period of extended low interest rates could have a negative impact on Valley's net interest income, and any substantial or unexpected change in market interest rates could have a material adverse effect on Valley’s financial condition and results of operations. See additional information in the “Net Interest Income” and “Interest Rate Sensitivity” sections of our MD&A.
The replacement of the LIBOR benchmark interest rate may have an impact on Valley’s business, financial condition or results of operations.
Certain loans made by us and financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. In addition, we also have investments, interest rate derivatives and borrowings that reference LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Subsequently, on November 30, 2020, the ICE Benchmark Administration announced its plan to extend the date most U.S. dollar LIBOR values would cease being computed to June 30, 2023. On the same date, the FRB. FDIC and OCC issued a joint statement instructing banks to cease entering into new LIBOR-based loan agreements by no later than December 31, 2021. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (ARRC) has recommended the use of a Secured Overnight Funding Rate (SOFR). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate. These differences could lead to a greater disconnect between the Bank's costs to raise funds for SOFR as compared to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of multiple alternative reference rates. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.
Higher charge-offs and weak credit conditions could require us to further increase our allowance for credit losses through a provision charge to earnings.
The process for determining the amount of the allowance for credit losses is critical to our financial results and conditions. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for credit losses may not be sufficient to cover the lifetime credit losses inherent in our loan and held to maturity debt securities portfolios, as well as unfunded credit commitments. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses in addition to the increase in our loan allowance in 2020 due to the effects of the COVID-19 pandemic. Additionally, bank regulators review the classification of our loans in their examination of us and we may be required in the future to change the internal classification on certain loans, which may require us to increase our provision for credit losses or loan charge-offs. If actual net charge-offs were to exceed Valley’s allowance, its earnings would be negatively impacted by additional provisions for credit losses. Any increase in our allowance for credit losses or loan charge-offs as required by the OCC or otherwise could have an adverse effect on our results of operations or financial condition.

25	2020 Form 10-K

An increase in our non-performing assets may reduce our interest income and increase our net loan charge-offs, provision for loan losses, and operating expenses.
Non-performing assets (including non-accrual loans, other real estate owned, and other repossessed assets) totaled $194.6 million at December 31, 2020. Our non-accrual loans increased from 0.22 percent of total loans at December 31, 2016 to 0.58 percent of total loans at December 31, 2020 largely due to a significant increase in non-accrual taxi medallion loans within our commercial and industrial loan portfolio. Due to continued negative trends in estimated fair valuations of the underlying taxi medallion collateral, a weak operating environment for ride services and uncertain borrower performance, the remainder of our previously accruing taxi medallion loans were placed on non-accrual status during the first quarter 2020. At December 31, 2020, the non-accrual taxi medallion loans totaling $97.5 million had related reserves of $66.4 million, or 68.1 percent of such loans, within the allowance for loan losses.
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
General Commercial, Operational and Financial and Regulatory Risks
Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business, results of operations and financial condition.
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
We rely on our systems of controls and procedures, and if our system fails, our operations could be disrupted.
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

2020 Form 10-K	26

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
The emergence of widespread health emergencies or pandemics, such as COVID-19, could lead to additional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Additionally, New York City and New Jersey remain central targets for potential acts of terrorism against the United States. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although we have established and regularly test disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Our ability to make opportunistic acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals.
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management's attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be intense, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.
The future impact of changes to the Internal Revenue Code is uncertain and may adversely affect our business.
The U.S. Congress passed significant reform of the Internal Revenue Code, known as the Tax Cuts and Jobs Act of 2017 (Tax Act) at the end of 2017. While the decline in the federal corporate tax rate from 35 percent to 21 percent lowered Valley’s income tax expense as a percentage of its taxable income in 2018 and subsequent years, other provisions of the Tax Act negatively impacted Valley's consolidated financial statements and it may adversely affect Valley in the future. For example, under the provisions of the Tax Act, the $3.3 million and $2.5 million of the Bank's total FDIC insurance assessment for the years ended December 31, 2020 and 2019, respectively, was non-tax deductible based upon the asset size of the Bank. If Valley's total assets were to exceed $50 billion at any year-end, its entire FDIC insurance assessment would be non-tax deductible in that fiscal year. The future impact of the Tax Act or subsequent amendments to the tax rates and laws on our business may be adverse.
The new Biden presidential administration has indicated an intention to increase corporate taxes which would reduce our net income.
Our adoption of the CECL model for determining our allowance for credit losses has added volatility, could add additional volatility, to our provision for credit losses and earnings.
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
Our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Changes in such estimates could significantly impact our allowance and provision for credit losses. Accordingly, our actual allowance for credit losses may be materially different than the amounts reported due to the inherent uncertainty in the estimation process, including future loss estimates based upon our reasonable and supportable economic forecasts. Also, future amount could differ materially from

27	2020 Form 10-K

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
In managing our cyber risks, when entering a new vendor relationship, we review and gauge the cyber security risk of such third-party service providers. A successful attack on one of our third-party service providers could adversely affect our business and result in the disclosure or misuse of our confidential information.
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

2020 Form 10-K	28

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
Valley’s accounting policies are fundamental to understanding its financial results and condition. Some of these policies require the use of estimates and assumptions that may affect the value of Valley’s assets or liabilities and financial results. Valley identified its accounting policies regarding the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.
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

29	2020 Form 10-K

Risks Related to an Investment in our Securities
We may reduce or eliminate the cash dividend on our common stock, which could adversely affect the market price of our common stock.
Holders of our common stock are only entitled to receive such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock cash dividend in the future depending upon our results of operations, financial condition or other metrics. This reduction or elimination of our dividend could adversely affect the market price of our common stock.
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

Item 1B.	Unresolved Staff Comments
None.

2020 Form 10-K	30

Item 2.	Properties
We conduct our business at 226 retail banking centers locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. We own 98 of our banking center facilities and several non-branch operating facilities. The other properties are leased for various terms.

The following table summarizes our retail banking centers in each state:

	Number of banking centers	% of Total
New Jersey
Northern	106	46.9
Central	25	11.1
Total New Jersey	131	58.0
New York
Manhattan	12	5.3
Long Island	12	5.3
Brooklyn	9	4.0
Queens	5	2.2
Total New York	38	16.8
Florida	41	18.1
Alabama	16	7.1
Total	226	100.0%

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
On December 1, 2019, the acquisition of Oritani added 26 banking centers mostly located in northern New Jersey. During 2020, we closed and consolidated 11 of the 26 acquired branches into nearby legacy Valley branches. See the "Executive Summary" section of Item 7. MD&A for details on other planned changes to our branch network in 2021.
The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $319.8 million at December 31, 2020. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Item 3.	Legal Proceedings
In the normal course of business, we may be a party to various outstanding legal proceedings and claims. In the opinion of management, our financial condition, results of operations, and liquidity should not be materially affected by the outcome of such legal proceedings and claims.

31	2020 Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “VLY”. There were 7,638 shareholders of record as of December 31, 2020.

Performance Graph
The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2015 in: (a) Valley’s common stock; (b) the KBW Regional Banking Index (KRX) and (c) the Standard and Poor’s (S&P) 500 Stock Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	12/15	12/16	12/17	12/18	12/19	12/20
Valley	$100.00	$123.55	$123.65	$101.66	$136.48	$122.76
KBW Regional Banking Index (KRX)	100.00	139.12	141.63	116.86	144.76	132.18
S&P 500	100.00	111.95	136.38	130.39	171.44	202.96

Issuer Repurchase of Equity Securities
The following table presents the purchases of equity securities by the issuer and affiliated purchasers during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1, 2020 to October 31, 2020	2,322	$6.85	—	4,112,465
November 1, 2020 to November 30, 2020	9,571	7.71	—	4,112,465
December 1, 2020 to December 31, 2020	31,301	9.98	—	4,112,465
Total	43,194		—

(1)Represents repurchases made in connection with the vesting of employee stock awards.

2020 Form 10-K	32

(2)On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2020.

Item 6.	Selected Financial Data
Not applicable.

Item 7.	Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
The purpose of this analysis is to provide the reader with information relevant to understanding and assessing Valley’s results of operations and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this report, and statistical data presented in this document. For comparison of our results of operations for the years ended December 31, 2019 and 2018, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 10, 2020.
Cautionary Statement Concerning Forward-Looking Statements
This report, both in MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section in Part1, Item 1A of this Annual Report on Form 10-K include, but are not limited to:

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

33	2020 Form 10-K

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
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements. We identified our policies for the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors.
The judgments used by management in applying the critical accounting policies discussed below may be affected by significant changes in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in material changes in the allowance for credit losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses.
Allowance for Credit Losses. Determining the allowance for credit losses for loans has historically been identified as a critical accounting estimate. On January 1, 2020, we adopted new accounting guidance which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans, unfunded credit commitments and held to maturity debt securities measured at amortized cost. Previously, an allowance for credit losses for loans was recognized based on probable incurred losses. See Notes 1, 4 and 5 to the consolidated financial statements for further discussion of our accounting policies and methodologies for establishing the allowance for credit losses.
The accounting estimates relating to the allowance for credit losses is a "critical accounting estimate" for the following reasons:
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

2020 Form 10-K	34

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
Changes in Our Allowance for Credit Losses for Loans
Valley considers it difficult to quantify the impact of changes in forecast on its allowance for credit losses. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for credit losses for loans, which amounted to $340.2 million at December 31, 2020.
As discussed further in the "Allowance for Credit Losses" section in this MD&A, we incorporated a multi-scenario economic forecast for estimating lifetime expected credit losses at December 31, 2020. As a result of the deterioration in economic conditions caused by the COVID-19 pandemic during 2020 and the related increase in economic uncertainty, we increased our probability weighting for the most severe economic scenario as compared to those at January 1, 2020. As a result, approximately $50.2 million of the $87.2 million increase in our allowance for credit losses for loans from January 1, 2020 reflected the impact of the adverse economic forecast within Valley's lifetime expected credit loss estimate, as well as other qualitative factors. Specific reserves, largely based upon management's valuation of collateral for collateral dependent loans and the present value of expected cash flows for certain troubled debt restructured loans, and quantitative reserves, based upon expected and actual transitions in the credit quality of our loan portfolio, represented $20.9 million and $16.1 million, respectively, of the remaining increase in reserves at December 31, 2020.
In addition, the valuation of certain collateral dependent loans (including New York City taxi medallion loan valuations based on the estimated value of the underlying medallions) could be adversely impacted by illiquidity or dislocation in certain markets, resulting in depressed market valuations of the underlying collateral, thus leading to additional provisions for loan losses.
Goodwill and Other Intangible Assets. We have significant goodwill and other intangible assets related to our acquisitions totaling $1.4 billion and $70.4 million at December 31, 2020, respectively. We record all assets, liabilities, and non-controlling interests in the target in purchase acquisitions, including goodwill and other intangible assets, at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired. Our determination of whether or not goodwill is impaired requires us to make significant judgments and to use significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections.
On January 1, 2020, we adopted ASU No. 2017-04 intended to simplify the goodwill impairment test by eliminating a second step which required an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an impairment loss is now recognized if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill recorded.
We perform our annual goodwill impairment test in the second quarter of each year, or more often if events or circumstances warrant. In addition to the annual impairment test, we assessed the impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of our reporting units each quarter end. After consideration of these variables and other possible triggering events or circumstances, as well as our operating results, we determined it was more-likely-than-not that the fair values of our four reporting units, wealth management, consumer lending, commercial lending, and investment management, were in excess of their carrying values during 2020. Therefore, we concluded there were no triggering events that would require additional goodwill impairment test of the reporting units during 2020.
Based upon Valley’s 2020 annual goodwill impairment testing, the fair values of its four reporting units were in excess of their carrying values. In 2021, we will continue to monitor and evaluate the impact of COVID-19 and its impact on our market capitalization, overall economic conditions, and any triggering events that may indicate a possible impairment of goodwill allocated to our reporting units. While not expected at this time, we may be required to record a charge to earnings should there

35	2020 Form 10-K

be a deficiency in our estimated fair value of one or more of our reporting units during our subsequent annual (or more frequent) impairment tests. See the "Business Segments" section for more information regarding our business segments/reporting units.
Fair value is determined using certain discounted cash flow and market multiple methods. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may materially affect the estimates include, among others, impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, growth rate, terminal values, and specific industry or market sector conditions. To assist in assessing the impact of potential goodwill or other intangible assets impairment charges at December 31, 2020, the impact of a five percent impairment charge on these intangible assets would result in a reduction in pre-tax income of approximately $72.6 million. See Note 8 to the consolidated financial statements for additional information regarding goodwill and other intangible assets.
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
The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporate various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. Management determined it is more likely than not that Valley will realize its net deferred tax assets, except for immaterial valuation allowances, as of December 31, 2020 and 2019.
We also maintain a reserve related to certain tax positions that management believes contain an element of uncertainty. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. During 2020 and 2019, our income tax expense reflected $1.5 million and $31.1 million increases to our tax provision related to reserve for uncertain tax liability positions and/or accrued interest related to such positions at December 31, 2020 and 2019, respectively, as compared to a $3.3 million net state tax benefit in 2018 related to the reduction of reserves at December 31, 2018 caused by the expiration of the statute of limitations for certain tax positions.
See Notes 1 and 13 to the consolidated financial statements and the "Executive Summary" and “Income Taxes” sections in this MD&A for an additional discussion on the accounting for income taxes.
New Authoritative Accounting Guidance. See Note 1 of the consolidated financial statements for a description of recent accounting pronouncements including the dates of adoption and the anticipated effect on our results of operations and financial condition.
Executive Summary
Company Overview. At December 31, 2020, Valley had consolidated total assets of $40.7 billion, total net loans of $31.9 billion, total deposits of $31.9 billion and total shareholders’ equity of $4.6 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. Of our current 226 branch network, 58 percent, 17 percent, 18 percent and 7 percent of the branches are located in New Jersey, New York, Florida and Alabama, respectively. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years primarily through bank acquisitions, including our acquisition of Oritani Financial Corp. (Oritani) and its wholly-owned subsidiary, Oritani Bank on December 1, 2019. See Note 2 to the consolidated financial statements for more information regarding the Oritani acquisition.

2020 Form 10-K	36

Impact of COVID-19. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. While the overall level of economic activity has improved in the second half of 2020 following the steep economic downturn in second quarter 2020, certain industries and businesses continue to be adversely impacted with a significant loss of their normal revenue streams and continue to experience business interruptions. Our outlook, which remains unchanged from the end of the third quarter 2020 indicates continued macroeconomic deterioration with higher levels of credit stress related to borrowers impacted by COVID-19 and lower valuations of collateral securing our non-performing taxi medallion loan portfolio. Uncertainties and disruptions resulting from the COVID-19 pandemic slowed our traditional new commercial loan volumes and the loan balances for residential and many consumer loan products saw moderate declines in the second half of 2020, primarily as a result of the higher level of residential mortgage loans originated for sale due to our current interest rate risk management strategies. Any sustained economic downturn due to COVID-19 and other factors, or other long-term changes in consumer and business behaviors from COVID-19 may adversely impact the value of assets that serve as collateral for our loans.
The Paycheck Protection Program (PPP) provided for in the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as supplemented by the Paycheck Protection Program and Health Care Enhancement Act (Enhancement Act), was designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee 8 to 24 weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. Valley National Bank is a certified Small Business Administration (SBA) lender and facilitated approximately 13,000 SBA-approved PPP loans with balances totaling $2.2 billion as of December 31, 2020. While difficult to accurately predict, we expect the majority of these loans to be forgiven in accordance with rules, application and documentation requirements for this program.
The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020 (Appropriations Act), provides approximately $900 billion in new COVID-19 stimulus relief partly comprised of additional funding under the PPP. The Appropriations Act also expanded borrower eligibility under the PPP to certain second draws under the program. During the first quarter 2021, Valley has approved PPP loan applications totaling approximately $534 million within its pipeline, and originated $499 million of such loans through February 19, 2021. Our future PPP loan originations may ultimately be less than the approved loan application pipeline due to normal underwriting contingencies.
We have reopened all bank branches in our network that were either temporarily closed or had reduced lobby services due to COVID-19. However, we continue to act with an abundance of caution in order to safeguard the health and wellness of our customers and employees and may limit capacity in our branch locations and/or require scheduled appointments in the future. We continue to closely monitor local conditions in the areas we serve and will take actions as circumstances warrant, which may necessitate certain branch or other office closures and reduced lobby services. Our business continuity plan continues to remain in effect with many of our non-customer facing employees continuing to work remotely as we monitor the level of the health crisis in our primary markets.
In response to the COVID-19 pandemic and its economic impact on certain customers and in accordance with provisions set forth by the CARES Act, Valley implemented short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley may extend for an additional 90 days. Any extensions beyond this period were made in accordance with applicable regulatory guidance. As of December 31, 2020, Valley had $361 million of outstanding loans remaining in their payment deferral period under short-term modifications. The $361 million of loans in deferral represented approximately 1.1 percent of our total loan portfolio at December 31, 2020, having decreased significantly from approximately $1.1 billion, or 3.3 percent of total loans, near the start of the third quarter 2020.
Significant uncertainties persist as to the impact of future economic conditions and stress on our customers. The severe adverse economic pressures, coupled with the implementation of an expected loss methodology for determining our provision for credit losses as required by CECL, contributed to a sharply increased provision for credit losses for the year ended December 31, 2020, following our initial adoption of CECL on January 1, 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act, Enhancement Act and other government stimulus or Federal Reserve actions. However, the extent to which the COVID-19 pandemic will impact our operations and financial results during the first quarter 2021 and beyond is highly uncertain. See the "Operating Environment" section of MD&A for more details.
Branch Transformation. As previously disclosed, Valley has embarked on a strategy to continuously overhaul its retail network. Approximately two years ago we established the foundation of what the transformation of our branch network would look like in coming years. At that time, we identified 74 branches that did not meet certain internal performance measures, including 20 branches that were closed and consolidated by the end of the first quarter 2019. For the remaining 54 branches, we

37	2020 Form 10-K

implemented tailored action plans focused on improving profitability and deposit levels, as well as upgrades in staffing and training, within a defined timeline. During 2020, we permanently closed an additional 16 branches located in New Jersey, including the consolidation of 11 acquired Oritani branches into nearby legacy Valley branches, and 2 Florida branches. We also permanently closed one New Jersey branch in the first quarter 2021. For the overall branch network, we continue to monitor the operating performance of each branch and implement tailored action plans focused on improving profitability and deposit levels for those branches that underperform.
Annual Results. Net income totaled $390.6 million, or $0.93 per diluted common share, for the year ended December 31, 2020 compared to $309.8 million in 2019, or $0.87 per diluted common share. The increase in net income compared to 2019 was largely due to:
•a $220.9 million, or 24.6 percent, increase in our net interest income driven primarily by a $5.6 billion increase in average loan balances and a sharp reduction in interest rates of 85 basis points on the cost of total interest bearing liabilities resulting from the low interest environment, partially offset by loan yields that were 53 basis points lower and interest expense related to a $3.9 billion increase in average interest bearing liabilities; and
•a $7.5 million decrease in income tax expense largely due to a $31.1 million addition to our reserves for uncertain tax positions in 2019, partially offset by increased income taxes mostly caused by higher 2020 pre-tax income; partially offset by
•a $101.5 million increase in our provision for credit losses for loans due to the CECL adoption and the impact of the COVID-19 pandemic on the model results;
•a $31.5 million decrease in non-interest income, due in large part to a $78.5 million gain on the sale (and leaseback) of certain Bank properties recognized in 2019, partially offset by a $23.3 million increase in the gain on sale of residential mortgage loans, as well as swap fee income which increased $25.6 million to $59.0 million for 2020; and
•a $14.6 million increase in non-interest expense largely due to higher levels of expense related to our expanded franchise following the Oritani acquisition on December 1, 2019 and the COVID-19 pandemic, partially offset by a $20.0 million decrease in the loss on extinguishment of debt and a $7.1 million decrease in the amortization of tax credit investments.
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense,” and “Income Taxes” sections below for more details on the items above and other infrequent items, including merger expenses and the loss on extinguishment of debt, impacting our 2020 annual results.
Operating Environment. During 2020, real gross domestic product declined 3.5 percent compared to an increase of 2.2 percent in 2019. The decline in growth was driven by decreases in household consumption, exports, restocking of inventories, business fixed investment and state and local government spending. These decreases were partially offset by increases in residential fixed investment and federal government spending, particularly from non-defense spending, which supported economic activity.
To support economic activity, the Federal Reserve reduced the target range for the federal funds rate in the first half of 2020 and began purchasing Treasury securities and agency residential and commercial mortgage-backed securities. As of the dated of this report, the target range for the federal funds rate is between zero and 0.25 percent. The Federal Reserve indicated at its recent meeting that the current stance of monetary policy is appropriate to support a return to sustained expansion of economic activity.
The 10-year U.S. Treasury note yield ended 2020 at 0.93 percent, or 99 basis points lower as compared to December 31, 2019. The spread between the 2- and 10-year U.S. Treasury note yields ended the year at 0.80 percent, or 46 basis points higher, compared to the end of 2019.
For all commercial banks in the U.S., loans and leases grew approximately 3.5 percent from December 31, 2019 to December 31, 2020. For the industry, banks reported that demand for most commercial loan products had declined sharply compared to the end of 2019. The decline was broad-based across commercial real estate lending and loans to middle market firms. However, banks reported sharply higher demand for residential mortgage loans, particularly those related to jumbo products. Additionally, the industry reported that underwriting standards had generally tightened significantly for both commercial and residential loans. Valley’s commercial and industrial originations in 2020 were primarily driven by loans associated with PPP. In addition, Valley continued to see solid demand for residential mortgage loans across its geographies during most of 2020. However, the path of economic activity is highly contingent on the progress made in combating COVID-19. Should health conditions warrant more widespread restrictions to business activity, spending and investment would

2020 Form 10-K	38

be adversely impacted. Therefore, if conditions remain subdued it could weigh on the Bank’s future financial results, as highlighted below in the MD&A.

Loans. Total loans increased by $2.5 billion to $32.2 billion at December 31, 2020 from December 31, 2019 largely due to $2.2 billion of SBA PPP loans classified as commercial and industrial loans, as well as growth in commercial mortgage loans (including construction loans) which increased $827.1 million, or 4.7 percent during the year ended December 31, 2020. The residential mortgage category and most consumer loan categories experienced moderate declines during the year ended December 31, 2020 due to the impact of COVID-19 pandemic and a higher level of residential mortgage loans originated for sale. During the year ended December 31, 2020, we originated $1.2 billion of residential mortgage loans for sale rather than held for investment. Loans held for sale totaled $301.4 million and $76.1 million at December 31, 2020 and 2019, respectively.
Asset Quality. Prior to our adoption of the CECL standard on January 1, 2020, our past due loans and non-accrual loans which are discussed further below, excluded those loans which were classified as purchased credit impaired (PCI) loans. Under the new standard, Valley's former PCI loans are accounted for as purchased credit deteriorated (PCD) loans and, if applicable, are reported in our past due and non-accrual categories at December 31, 2020.
Total non-performing assets (NPAs), consisting of non-accrual loans, other real estate owned (OREO), other repossessed assets and non-accrual debt security increased $90.1 million, or 86.3 percent to $194.6 million at December 31, 2020 as compared to December 31, 2019. This increase was largely due to non-accrual PCD loans totaling approximately $45 million reported at December 31, 2020 and higher non-accrual taxi medallion loans within the commercial and industrial category. Non-accrual loans totaled $185.3 million, or 0.58 percent of our entire loan portfolio of $32.2 billion, at December 31, 2020 as compared to $93.1 million, or 0.31 percent of total loans, at December 31, 2019.
Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) increased $30.8 million to $99.0 million, or 0.31 percent of total loans at December 31, 2020 as compared to $68.2 million, or 0.23 percent of total loans, at December 31, 2019. The increase was largely due to an increase in early stage delinquencies in commercial real estate category as well as approximately $11 million of accruing past due loans PCD loans reported at December 31, 2020.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the downturn in economic conditions impacted by the COVID-19 pandemic and a number of our borrowers performing under short-term forbearance agreements, management cannot provide assurance that our non-performing assets will not increase substantially from the levels reported at December 31, 2020. See the “Non-performing Assets” section below for further analysis of our asset quality.
Deposits and Other Borrowings. Our mix of total deposits at December 31, 2020 as compared to December 31, 2019 reflects the shift in customer preference for deposits without stated maturities resulting from the uncertainties stemming from the COVID-19 pandemic and the low interest rates offered on our time deposits. Additionally, PPP loan originations were deposited into customers' checking accounts which increased the proportion of non-interest bearing deposits in our overall deposit mix. Average non-interest bearing deposits represented approximately 27 percent of total average deposits for the year ended December 31, 2020, whereas savings, NOW and money market accounts were 47 percent and time deposits were 26 percent of total average deposits for the year ended December 31, 2020. Average non-interest bearing deposits, savings, NOW and money market accounts, and time deposits were 25 percent, 45 percent, and 30 percent, respectively, for the year ended December 31, 2019. Average total deposits for the year ended December 31, 2020 as compared to 2019 increased by $5.4 billion due, in large part, to the aforementioned PPP loan proceeds, as well as our continuous efforts to encourage new and existing loan borrowers to maintain deposit accounts at Valley, including government deposits. Ending balances of brokered deposits (consisting of both time and money market deposit accounts) were $3.1 billion and $4.1 billion at December 31, 2020 and 2019, respectively.
While we believe the current operating environment will likely continue to be favorable for Valley’s deposit gathering initiatives, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at December 31, 2020. Additionally, the vast majority of the PPP loan customers that are Valley depositors are expected to continue to use PPP funds for qualifying payroll and other costs over an 8 to 24 week total period to obtain loan forgiveness. The resulting outflow of funds for such expenditures may contribute to lower levels of deposit balances in 2021.
Average short-term borrowings decreased $448.7 million to $1.6 billion for 2020 as compared to 2019 largely due to the success of our retail and government deposit gathering efforts and a moderate shift into long-term borrowings.
Average long-term borrowings increased $899.0 million to approximately $2.9 billion for 2020 as compared to 2019 largely due to new FHLB borrowings and our $115.0 million, 5.25 percent fixed-to-floating subordinated notes issued in June

39	2020 Form 10-K

2020. For further discussion of our average interest bearing liabilities see the “Net Interest Income” section below, and for further discussion of our borrowed funds, see Note 10 to the consolidated financial statements.
Selected Performance Indicators. The following table presents our annualized performance ratios for the three years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Return on average assets	0.96%	0.93%	0.86%
Return on average assets, as adjusted	0.99	0.98	0.93

Return on average shareholders’ equity	8.68	8.71	7.91
Return on average shareholders’ equity, as adjusted	8.93	9.19	8.55

Return on average tangible shareholders’ equity (ROATE)	12.82	13.05	12.21
ROATE, as adjusted	13.19	13.77	13.20
Adjusted return on average assets, adjusted return on average shareholders' equity, ROATE and adjusted ROATE included in the table above are non-GAAP measures. Management believes these measures provide information useful to management and investors in understanding our underlying operational performance, business and performance trends, and that these measures facilitate comparisons of our prior performance with the performance of others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may also be calculated differently from similar measures disclosed by other companies. The non-GAAP measure reconciliations are presented below.
Adjusted net income for the three years ended December 31, 2020, 2019 and 2018 was computed as follows:

	2020	2019	2018
	(in thousands)
Net income, as reported	$390,606	$309,793	$261,428
Add: Loss on extinguishment of debt (net of tax)	8,649	22,992	—
Add: Net impairment losses on securities (net of tax)	—	2,104	—
Add: (Gains) losses on securities transactions (net of tax)	(377)	108	1,677
Add: Severance expense (net of tax) (1)	1,489	3,477	1,907
Add: Tax credit investment impairment (net of tax) (2)	—	1,746	—
Add: Branch related asset impairment (net of tax)	—	—	1,304
Add: Legal expenses (litigation reserve impact only, net of tax)	—	—	8,726
Add: Merger related expenses (net of tax) (3)	1,371	11,929	12,494
Add: Income tax expense (benefit) (4)	—	31,123	(274)
Less: Gain on sale-leaseback transaction (net of tax) (5)	—	(56,414)	—
Less: Gain on sale of Visa Class B shares (net of tax) (6)	—	—	(4,677)
Net income, as adjusted	$401,738	$326,858	$282,585

(1)    Severance expense is included in salary and employee benefits expense.
(2)    Impairment is included in the amortization of tax credit investments.
(3)    Merger related expenses are primarily within salary and employee benefits expense, professional and legal fees, and other non-interest expenses.
(4)    Income tax expense related to reserves for uncertain tax positions in 2019, and a net income tax benefit related to the Tax Cuts and Jobs Act and the USAB acquisition in 2018.
(5)    The gain on sale leaseback transactions is included in net gains on the sales of assets within other non-interest income.
(6)    The gain from the sale of non-marketable securities is included in other non-interest.
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

2020 Form 10-K	40

Adjusted annualized return on average assets for the three years ended December 31, 2020, 2019 and 2018 was computed by dividing adjusted net income by average assets, as follows:

	2020	2019	2018
	($ in thousands)
Net income, as adjusted	$401,738	$326,858	$282,585
Average assets	40,557,326	33,442,738	30,229,276
Return on average assets, as adjusted	0.99%	0.98%	0.93%
Adjusted annualized return on average shareholders' equity for the three years ended December 31, 2020, 2019 and 2018 was computed by dividing adjusted net income by average shareholders' equity, as follows:

	2020	2019	2018
	($ in thousands)
Net income, as adjusted	$401,738	$326,858	$282,585
Average shareholders' equity	4,500,067	3,555,483	3,304,531
Return on average shareholders' equity, as adjusted	8.93%	9.19%	8.55%
ROATE and adjusted ROATE for the three years ended December 31, 2020, 2019 and 2018 were computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	2020	2019	2018
	($ in thousands)
Net income	$390,606	$309,793	$261,428
Net income, as adjusted	$401,738	$326,858	$282,585
Average shareholders’ equity	$4,500,067	$3,555,483	$3,304,531
Less: Average goodwill and other intangible assets	1,454,349	1,182,140	1,163,398
Average tangible shareholders’ equity	$3,045,718	$2,373,343	$2,141,133
ROATE	12.82%	13.05%	12.21%
ROATE, as adjusted	13.19%	13.77%	13.20%
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
Annual Period 2020. Net interest income on a tax equivalent basis increased by $220.2 million to $1.1 billion for 2020 as compared to 2019. The increase was mainly driven by interest income related to a $5.6 billion increase in average loan balances, including the impact of $3.4 billion of loans acquired from Oritani on December 1, 2019, and an 85 basis point reduction in the cost of our total interest bearing liabilities due to the lower interest rate environment in 2020. The changes in our average interest earning assets and interest bearing liabilities are discussed further below.
The net interest margin on a tax equivalent basis was 3.03 percent for the year ended December 31, 2020 and increased 8 basis points as compared to 2019. However, the yield on average interest earning assets decreased 59 basis points mainly attributable to decreased yield on average loans and average taxable investments. The yield on average loans decreased 53 basis points to 4.04 percent for 2020 as compared to 4.57 percent in 2019 largely due to new and refinanced loan originations at lower market interest rates, loan prepayments, and interest rates resetting on adjustable rate loans throughout 2020. Our average taxable investment portfolio yield decreased 54 basis points during 2020 as compared to the prior year due to the combination of principal repayments on higher yielding residential mortgage-backed securities, a $10.2 million increase in net premium amortization and lower yielding new investments purchased in 2020. More than offsetting the decrease in the yield on average interest earning assets, the cost of average interest bearing liabilities decreased 85 basis points to 0.99 percent for 2020 as compared to the prior year. The decrease in the overall cost as compared to 2019 was mainly due to significantly lower rates paid on our deposits products and a customer shift from higher cost maturing time deposits to deposits without stated maturities, as well as lower rates on short-term borrowings following the onset of the COVID-19 pandemic. The cost of funds was largely influenced by decreases which occurred in March 2020 totaling 150 basis points in the daily effective federal funds rate to a

41	2020 Form 10-K

target range of between zero and 0.25 percent for the remainder of 2020. The average daily effective federal funds rate was 2.16 percent in 2019.
Average interest earning assets totaling $37.0 billion for the year ended December 31, 2020 increased $6.4 billion, or 21.0 percent, as compared to 2019. Average loan balances increased $5.6 billion to $31.8 billion in 2020 and was the major driver in the $62.1 million increase in interest income on a tax equivalent basis for loans as compared to 2019. The growth in average loans during 2020 was due, in large part, to the $3.4 billion in loans acquired from Oritani, SBA PPP loans with average balances of $1.5 billion during the year ended December 31, 2020 and strong loan demand for commercial loans. These items were partially offset by principal repayments that outpaced new loan originations held for investment in the residential mortgage and consumer loan categories. The new commercial loan production in 2020 came from a blend of new and existing customer relationships with significant geographic and product diversification across our primary markets.
Average interest bearing liabilities increased $3.9 billion to $26.9 billion for the year ended December 31, 2020 from the same period in 2019 mainly due to $2.9 billion of deposits assumed in the Oritani acquisition and higher retail and government deposit balances within our branch network. The average non-interest bearing deposits and savings, NOW and money market account balances increased by $1.9 billion and $2.9 billion, respectively, largely due to deposits from PPP loan customers, higher savings rates amongst our customers and increased customer preference for deposits without stated maturities driven by the combination of the uncertainties of the pandemic and the low rates offered on our time deposit products. Average time deposits increased $604.5 million to $8.1 billion for 2020 as compared to 2019 mainly due to $1.2 billion of time deposits acquired from Oritani, partially offset by the normal run off of maturing retail CDs. Average balances for retail CDs increased by $424.6 million to $4.7 billion for the year ended December 31, 2020 as compared to the prior year. Average short-term and long-term borrowings decreased $448.7 million and increased $899.0 million in 2020, respectively, as compared to 2019 due, in part, to our ability to lock in lower rates on long-term FHLB advances to fund new loan activities. See the "Fourth Quarter 2020" section below for more information regarding changes in our interest bearing liabilities during 2020.
Fourth Quarter 2020. Net interest income on a tax equivalent basis totaling $288.8 million for the fourth quarter 2020 increased $4.7 million and $49.2 million as compared to the third quarter 2020 and fourth quarter 2019, respectively. The increase compared to the third quarter 2020 was mainly due to lower rates on our deposit products combined with a shift in customer preference towards deposits without stated maturities, as well as a reduction in average short-term and long-term borrowings funded by excess liquidity. Interest expense of $46.1 million for the three months ended December 31, 2020 decreased $8.1 million as compared to the third quarter 2020. Overall, average interest-bearing liabilities decreased $354.6 million and average non-interest bearing deposits increased $323.1 million in the fourth quarter 2020 as compared to the third quarter 2020. Interest income on a tax equivalent basis decreased $3.4 million to $335.0 million for the fourth quarter 2020 as compared to the third quarter 2020 mainly due to a 3 basis point decrease in the yield on average loans, as well as a moderate decline in interest and dividends from investment securities. The decrease was mostly attributable to principal repayments on securities, and a decline in our reinvestment activity within the available for sale investment securities portfolio largely due to the low interest rate environment.
The net interest margin on a tax equivalent basis of 3.06 percent for the fourth quarter 2020 increased 5 basis points as compared to 3.01 percent for the third quarter 2020, and increased 10 basis points from 2.96 percent for the fourth quarter 2019. The yield on average interest earning assets decreased by 4 basis points on a linked quarter basis mostly due to the impact of the lower interest rate environment. The yield on average loans decreased to 3.86 percent for the fourth quarter 2020 from 3.89 percent for the third quarter 2020 largely due to the continued repayment of higher yielding loans, partially offset by a $2.2 million increase in interest and fees from PPP loans. The increase in interest and fees on PPP loans was mostly caused by a moderate level of loan forgiveness activity and acceleration of net unamortized deferred loan fees during the fourth quarter 2020. The overall cost of average interest-bearing liabilities decreased by 11 basis points to 0.69 percent for the fourth quarter 2020 as compared to the linked third quarter 2020 due to the lower rates offered on deposit products and the shift to lower cost deposits as well as lower average short- and long-term borrowing balances with repayments funded by excess liquidity. This includes our prepayment of $534 million in higher cost long-term borrowings during December 2020 that is expected to positively impact our average cost of funds in the first quarter 2021. Our cost of total average deposits was 0.33 percent for the fourth quarter 2020 as compared to 0.41 percent for the third quarter 2020.
Looking forward, we expect ongoing interest rate pressures on the level of our net interest margin for the first quarter 2021 and beyond due to lower market rate driven yields on our overall mix of new and refinanced loan originations. However, we are encouraged by the opportunity to reprice stated maturity deposits and borrowings maturing over the 12-month period. We have over $4 billion of retail CDs maturing at an average cost of approximately 80 basis points during the first nine months of 2021.

2020 Form 10-K	42

The following table reflects the components of net interest income for each of the three years ended December 31, 2020, 2019 and 2018:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2020			2019			2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$31,785,859	$1,284,807	4.04%	$26,235,253	$1,198,908	4.57%	$23,340,330	$1,033,996	4.43%
Taxable investments (3)	3,446,670	81,893	2.38	3,394,397	98,949	2.92	3,409,687	100,515	2.95
Tax-exempt investments (1)(3)	549,204	18,434	3.36	647,178	22,051	3.41	733,956	27,220	3.71
Interest bearing deposits with banks	1,229,200	2,556	0.21	298,702	5,723	1.92	218,938	3,236	1.48
Total interest earning assets	37,010,933	1,387,690	3.75	30,575,530	1,325,631	4.34	27,702,911	1,164,967	4.21
Allowance for loan losses	(295,131)			(157,562)			(136,775)
Cash and due from banks	309,539			275,619			278,181
Other assets	3,495,464			2,762,478			2,431,537
Unrealized losses on securities available for sale, net	36,521			(13,327)			(46,578)
Total assets	$40,557,326			$33,442,738			$30,229,276
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$14,280,137	$76,169	0.53%	$11,406,073	$145,177	1.27%	$11,093,136	$108,394	0.98%
Time deposits	8,125,869	106,067	1.31	7,521,338	166,693	2.22	5,131,167	81,959	1.60
Total interest bearing deposits	22,406,006	182,236	0.81	18,927,411	311,870	1.65	16,224,303	190,353	1.17
Short-term borrowings	1,621,581	11,372	0.70	2,070,258	47,862	2.31	2,187,998	45,930	2.10
Long-term borrowings (4)	2,850,213	71,207	2.50	1,951,203	63,220	3.24	2,116,619	65,762	3.11
Total interest bearing liabilities	26,877,800	264,815	0.99	22,948,872	422,952	1.84	20,528,920	302,045	1.47
Non-interest bearing deposits	8,284,376			6,364,986			6,193,839
Other liabilities	895,083			573,397			201,986
Shareholders’ equity	4,500,067			3,555,483			3,304,531
Total liabilities and shareholders’ equity	$40,557,326			$33,442,738			$30,229,276
Net interest income/interest rate spread (5)		1,122,875	2.76%		902,679	2.50%		862,922	2.74%
Tax equivalent adjustment		(3,971)			(4,631)			(5,719)
Net interest income, as reported		$1,118,904			$898,048			$857,203
Net interest margin (6)			3.02%			2.94%			3.09%
Tax equivalent effect			0.01			0.01			0.02%
Net interest margin on a fully tax equivalent basis (6)			3.03%			2.95%			3.11%

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
(6)Net interest income as a percentage of total average interest earning assets.

43	2020 Form 10-K

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2020 Compared to 2019			2019 Compared to 2018
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$234,704	$(148,805)	$85,899	$131,473	$33,439	$164,912
Taxable investments	1,502	(18,558)	(17,056)	(449)	(1,117)	(1,566)
Tax-exempt investments*	(3,293)	(324)	(3,617)	(3,063)	(2,106)	(5,169)
Federal funds sold and other interest bearing deposits	5,471	(8,638)	(3,167)	1,372	1,115	2,487
Total increase (decrease) in interest income	238,384	(176,325)	62,059	129,333	31,331	160,664
Interest expense:
Savings, NOW and money market deposits	30,152	(99,160)	(69,008)	3,137	33,646	36,783
Time deposits	12,497	(73,123)	(60,626)	46,254	38,480	84,734
Short-term borrowings	(8,658)	(27,832)	(36,490)	(2,558)	4,490	1,932
Long-term borrowings and junior subordinated debentures	24,674	(16,687)	7,987	(5,282)	2,740	(2,542)
Total increase (decrease) in interest expense	58,665	(216,802)	(158,137)	41,551	79,356	120,907
Increase (decrease) in net interest income	$179,719	$40,477	$220,196	$87,782	$(48,025)	$39,757

*    Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate.
Non-Interest Income
Non-interest income represented 11.7 percent and 14.0 percent of total interest income plus non-interest income for 2020 and 2019, respectively. For the year ended December 31, 2020, non-interest income decreased $31.5 million as compared to the year ended December 31, 2019 largely due to the gain on the sale of several Valley properties recognized in 2019. See further details below.

2020 Form 10-K	44

The following table presents the components of non-interest income for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
	(in thousands)
Trust and investment services	$12,415	$12,646	$12,633
Insurance commissions	7,398	10,409	15,213
Service charges on deposit accounts	18,257	23,636	26,817
Gains (losses) on securities transactions, net	524	(150)	(2,342)
Net impairment losses on securities recognized in earnings	—	(2,928)	—
Fees from loan servicing	10,352	9,794	9,319
Gains on sales of loans, net	42,251	18,914	20,515
(Losses) gains on sales of assets, net	(1,891)	78,333	(2,401)
Bank owned life insurance	10,083	8,232	8,691
Other	83,643	55,634	45,607
Total non-interest income	$183,032	$214,520	$134,052
Insurance commissions decreased $3.0 million for the year ended December 31, 2020 from $10.4 million in 2019 mainly due to lower volumes of business generated by the Bank's insurance agency subsidiary.
Service charges on deposit accounts decreased $5.4 million for the year ended December 31, 2020 as compared to 2019 mostly due to waived fees related to COVID-19 customer relief efforts in 2020.
Net impairment losses on securities totaling $2.9 million for the year ended December 31, 2019 relate to one special revenue bond in default of its contractual payments. See the “Investment Securities Portfolio” section of this MD&A and Note 4 to the consolidated financial statements for further details on our investment securities impairment analysis.
Fees from loan servicing increased $558 thousand for the year ended December 31, 2020 from $9.8 million in 2019 mainly due to additional fees from mortgage servicing rights of loans originated and sold by us during the year ended December 31, 2020. The aggregate principal balances of residential mortgage loans serviced by us for others increased approximately $123 million to $3.5 billion, at December 31, 2020 from $3.4 billion at December 31, 2019.
Net gains on sales of loans increased $23.3 million for the year ended December 31, 2020 as compared to 2019 largely due to higher spreads (or margins) on individual loan sales despite a slightly higher volume of residential mortgage loans sold during 2020. During 2020, we sold $1.0 billion of residential mortgages as compared to $935 million of residential mortgage loans sold during 2019, including $30 million and $436 million of pre-existing loans sold from our residential mortgage loan portfolio, respectively. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. The net gains in the fair value of loans held for sale totaled $13.5 million and $1.0 million in 2020 and 2019, respectively. Residential mortgage loan originations (including both new and refinanced loans) increased 22.3 percent to $1.9 billion for the year ended December 31, 2020 as compared to $1.6 billion in 2019. See further discussions of our residential mortgage loan origination activity under “Loans” in the "Executive Summary" section of this MD&A above and Note 3 to the consolidated financial statements for details about the fair value methodology.
Net gains on sales of assets decreased $80.2 million for the year ended December 31, 2020 as compared to 2019 primarily due to a $78.5 million gain on the sale (and leaseback) of 26 bank properties recognized during the first quarter 2019.
Other non-interest income increased $28.0 million for the year ended December 31, 2020 as compared to 2019 mainly due to a $25.6 million increase in fee income related to derivative interest rate swaps executed with commercial lending customers. Swap fee income totaled $59.0 million and $33.4 million for the years ended December 31, 2020 and 2019, respectively. A decline in commercial loan activity in 2021, as well as several other factors, could have a significant negative impact on our ability to generate swap fee income at or near the fees realized in 2020.

45	2020 Form 10-K

Non-Interest Expense
Non-interest expense increased $14.6 million to $646.1 million for the year ended December 31, 2020 as compared to 2019. The following table presents the components of non-interest expense for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
		(in thousands)
Salary and employee benefits expense	$333,221	$327,431	$333,816
Net occupancy and equipment expense	129,002	118,191	108,763
FDIC insurance assessment	18,949	21,710	28,266
Amortization of other intangible assets	24,645	18,080	18,416
Professional and legal fees	32,348	20,810	34,141
Loss on extinguishment of debt	12,036	31,995	—
Amortization of tax credit investments	13,335	20,392	24,200
Telecommunication expense	10,737	9,883	12,102
Other	71,875	63,063	69,357
Total non-interest expense	$646,148	$631,555	$629,061
Salary and employee benefits expense increased $5.8 million for the year ended December 31, 2020 as compared to 2019. The increase was largely due to additional salaries related to Bank branch and other operational staff retained from the Oritani acquisition, higher cash incentive compensation (including $2.2 million of special bonuses paid to hourly and part-time employees to reward them for their efforts and contributions during the COVID-19 pandemic) and increased medical expenses. These additional expenses were partially offset by cost reductions from our ongoing branch transformation efforts and other operational improvements during the year ended December 31, 2020 and lower merger related charges. Change in control, severance and retention expenses related to bank acquisitions was $13.9 million for the year ended December 31, 2019. Severance costs related to operational restructuring efforts and our branch transformation strategy totaled $2.1 million and $4.8 million for the years ended December 31, 2020 and 2019, respectively.
Net occupancy and equipment expenses increased $10.8 million for the year ended December 31, 2020 as compared to 2019 largely due to higher rental expenses resulting from a sale leaseback transaction completed near the end of the first quarter 2019 and higher depreciation expense related to computer equipment and new data centers placed into service in fourth quarter 2019. In addition, during 2020, we incurred higher equipment and certain other COVID-19 pandemic related expenses which included additional cleaning services for facilities to maintain employee and customer safety. During 2020, we also incurred additional costs associated with branches and other facilities acquired from Oritani, which were partially offset by costs savings from branch closures during 2020 as compared to 2019.
The FDIC insurance assessment decreased in 2020 largely due to the Bank's improved capital position following the Oritani acquisition and retained earnings resulting from a stronger 2020 performance.
Amortization of other intangibles increased $6.6 million to $24.6 million at December 31, 2020 as compared to 2019 largely due to higher amortization expense of loan servicing rights and core deposit intangible, as well as $818 thousand of net impairment charges of loan servicing rights for the year ended December 31, 2020 as compared to net recoveries of impairment charges totaling $36 thousand in 2019. The increase in amortization of core deposits intangibles was primarily due to intangibles generated in the Oritani acquisition. See Note 8 to the consolidated financial statements for additional information.
Professional and legal fees increased $11.5 million for the year ended December 31, 2020 as compared to 2019. The increase was mainly due to higher costs from technology transformation consulting services, as well as remote work readiness costs largely incurred in the second quarter 2020.
Loss on extinguishment of debt totaling $12.0 million for the year ended December 31, 2020 reflects prepayment penalties related to the prepayments of $584.3 million of long-term borrowings primarily consisting of FHLB advances prepaid in the fourth quarter. These debt prepayments were funded by excess cash liquidity. See Note 10 to the consolidated financial statements for additional information.
Amortization of tax credit investments decreased $7.1 million for the year ended December 31, 2020 as compared to 2019 partly due to a decline in impairment. The year ended December 31, 2019 included a $2.4 million impairment charge related to investments in three federal renewable energy tax credit funds sponsored by DC Solar (See Note 14 to the consolidated financial statements for additional information). The remainder of the variance from 2019 was mainly due to

2020 Form 10-K	46

differences in the timing and amount of such investments and recognition of the related tax credits. Tax credit investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate.
Other non-interest expense increased $8.8 million for the year ended December 31, 2020 as compared to 2019. This increase was largely due to higher data processing costs, certain PPP loan and other COVID-19 related costs, as well as incrementally higher operating expenses in several categories due to the expansion of our operations both organically and through the acquisition of Oritani in the fourth quarter 2019. Net gains on the sale of OREO properties included in other non-interest expense decreased $674 thousand for the year ended December 31, 2020 as compared to 2019. The negative impact of these times was partially offset by moderate decreases in several other significant components of other expense, such as travel, entertainment and business meals expense during 2020 as compared to 2019.
Efficiency Ratio. The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted primarily by the amortization of tax credit investments, as well as infrequent charges within non-interest income and expense, including, but not limited to the loss on extinguishment of debt, merger expenses and the net gain on sale-leaseback transactions.
The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for such items during the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	($ in thousands)
Total non-interest expense, as reported	$646,148	$631,555	$629,061
Less: Loss on extinguishment of debt (pre-tax)	12,036	31,995	—
Less: Amortization of tax credit investments (pre-tax)	13,335	20,392	24,200
Less: Merger related expenses (pre-tax)(1)	1,907	16,579	17,445
Less: Severance expense (mainly branch transformation, pre-tax)(2)	2,072	4,838	2,662
Less: Legal expenses (litigation reserve impact only, pre-tax)	—	—	12,184
Total non-interest expense, as adjusted	616,798	557,751	572,570
Net interest income	1,118,904	898,048	857,203
Total non-interest income, as reported	183,032	214,520	134,052
Add: Net impairment losses on securities (pre-tax)	—	2,928	—
Add: Branch related asset impairment (pre-tax)(3)	—	—	1,821
Add: Losses on securities transactions, net (pre-tax)	(524)	150	2,342
Less: Gain on the sale of Visa Class B shares (pre-tax)(4)	—	—	6,530
Less: Gain on sale leaseback transaction (pre-tax)(5)	—	78,505	—
Total non-interest income, as adjusted	$182,508	$139,093	$131,685
Gross operating income, as adjusted	$1,301,412	$1,037,141	$988,888
Efficiency ratio	49.63%	56.77%	63.46%
Efficiency ratio, adjusted	47.39%	53.78%	57.90%

(1)Merger related expenses are primarily within salary and employee benefits expense, professional and legal fees, and other expense.
(2)Severance expenses are included in salary and employee benefits.
(3)Branch related asset impairment is included in net losses on sale of assets within non-interest income.
(4)The gain from the sale of non-marketable securities is included in other non-interest income.
(5)The gain on sale leaseback transactions is included in gains on the sales of assets within other non-interest income.
Management continuously monitors its expenses in an effort to optimize Valley's performance. Based upon these efforts and our revenue goals, we achieved an adjusted efficiency ratio (as shown in the table above) of 47.39 percent for 2020 that exceeded our previously announced goal of 51 percent or lower for the year. We can provide no assurance that our adjusted efficiency ratio will remain at the level reported for 2020.

47	2020 Form 10-K

Income Taxes
Income tax expense was $139.5 million for the year ended December 31, 2020, reflecting an effective tax rate of 26.3 percent, as compared to $147.0 million for the year ended 2019, reflecting an effective tax rate of 32.2 percent. The decline in the effective tax rate in 2020 as compared to 2019 was mainly due to a $31.1 million increase in the provision for income taxes related to uncertain tax liability positions during 2019. However, income tax expense declined by only $7.5 million as compared to 2019 largely due to an increase in taxable income for the year ended December 31, 2020. At December 31, 2020 and 2019, our uncertain tax liability positions relate to renewable energy tax credits and other tax benefits previously recognized from our investments in mobile generators sold and leased back by DC Solar and its affiliates.
The CARES Act did not have a material impact on our reported income tax expense for the year ended December 31, 2020.
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
Consumer lending. The consumer lending segment represented 21.4 percent of the total loan portfolio at December 31, 2020, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 13.0 percent of our total loan portfolio at December 31, 2020) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (representing 4.2 percent of total loans at December 31, 2020) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, and insurance services.
Average interest earning assets in this segment increased $269.3 million to $7.2 billion for the year ended December 31, 2020 as compared to 2019. The increase was largely due to $255 million of loans acquired from Oritani on December 1, 2019, loan growth from residential mortgage loan originations for investment during the first quarter 2020 (prior to the economic slowdown caused by the COVID-19 pandemic).
Income before income taxes generated by the consumer lending segment increased $46.6 million to $124.1 million for the year ended December 31, 2020 as compared to $77.5 million for the year ended December 31, 2019 largely due to increases of $28.5 million and $23.5 million in net interest income and non-interest income, respectively. The increase in net interest income was mostly driven by the lower cost of funding and increase in average loans, partially offset by lower yields on loans in the consumer segment. The increase in non-interest income was primarily attributable to higher net gains on sales of residential mortgage loans for the year ended December 31, 2020 as compared to 2019. The positive impact of the aforementioned items

2020 Form 10-K	48

was partially offset by increases of $4.8 million and $1.5 million in the provision for loan losses and non-interest expense, respectively. The increase in the provision for loan losses for the year ended December 31, 2020 as compared to 2019 was mainly due to the adverse economic forecast caused by COVID-19 pandemic included in our estimate of lifetime expected credit losses for this segment, as well as additional qualitative management adjustments to reflect the potential for higher levels of credit stress related to borrowers impacted by COVID-19 pandemic. See further details in the "Allowance for Credit Losses" section of this MD&A.
The net interest margin on the consumer lending portfolio increased 29 basis points to 2.92 percent for the year ended 2020 as compared to 2019 due to a 66 basis point decrease in the costs associated with our funding sources, partially offset by a 37 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly due to both deposits and borrowings continuing to reprice at lower interest rates and the prepayment of the $635 million high cost FHLB advances in December 2019. The 37 basis point decrease in loan yield was largely due to lower yielding new loan volumes. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our loans, deposits and other borrowings.
The return on average interest earning assets before income taxes for the consumer lending segment was 1.73 percent for 2020 compared to 1.12 percent for 2019.
Commercial lending. The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $6.9 billion and represented 21.3 percent of the total loan portfolio at December 31, 2020. Commercial real estate loans and construction loans totaled $18.5 billion and represented 57.3 percent of the total loan portfolio at December 31, 2020.
Average interest earning assets in this segment increased $5.3 billion to $24.6 billion for the year ended December 31, 2020 as compared to 2019. The increase was primarily due to organic loan growth from $2.2 billion of PPP loans originated in 2020, as well as $3.1 billion of commercial loans acquired from Oritani on December 1, 2019.
For the year ended December 31, 2020, income before income taxes for the commercial lending segment increased $79.4 million to $448.6 million as compared to 2019. Net interest income increased $195.1 million to $863.7 million for the year ended December 31, 2020 as compared to 2019 mainly due to the combined effect of a $101.5 million increase in interest income driven by higher average loans balances and a $93.6 million decrease in interest expense caused by the reduction in our cost of funds. Non-interest income increased $23.6 million for the year ended December 31, 2020 as compared to 2019 primarily due to fee income related to derivative interest rate swaps executed with commercial loan customers which totaled $59.0 million for the year ended December 31, 2020 as compared to $33.4 million in 2019. The positive impact of the aforementioned items was partially offset by a $96.1 million increase in the provision for credit losses to $113.6 million for the year ended December 31, 2020 as compared to 2019. The increase in the provision for loan losses for the year ended December 31, 2020 as compared to 2019 was mainly due to the adverse economic forecast lifetime expected credit losses during 2020, higher specific reserves for tax medallion loans and qualitative adjustments for potential credit stress related to borrowers impacted by the COVID-19 pandemic. See the "Allowance for Credit Losses" section below for further details. Internal transfer expense increased $46.5 million to $267.6 million for the year ended December 31, 2020 as compared to 2019.
The net interest margin for this segment increased 4 basis points to 3.5 percent during 2020 as compared to 2019 due to a 66 basis point decrease in the cost of our funding sources, mostly offset by a 62 basis point decrease in the yield on average loans.
The return on average interest earning assets before income taxes for this segment was 1.82 percent for 2020 compared to 1.91 percent for the prior year period.

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
Average interest earning assets increased $884.8 million to $5.2 billion for the year ended December 31, 2020 as compared to 2019 primarily due to a $930.5 million increase in average interest bearing deposits with banks, partially offset by a $45.7 million decline in average investment securities. The increase in average overnight interest bearing deposits with banks

49	2020 Form 10-K

was mainly due to our higher levels of excess liquidity levels that were maintained in the 2020 period in response to the uncertainties created by the COVID-19 pandemic. The decrease in average investment securities was mainly driven by principal repayments on securities with slower reinvestment activity caused by the low interest rate environment.
For the year ended December 31, 2020, income before income taxes for the investment management segment decreased $7.4 million to $19.6 million as compared to 2019 mainly due to increases in internal transfer expense and provision for credit losses for debt securities held to maturity totaling $7.1 million and $635 thousand, respectively.
The net interest margin for this segment decreased 29 basis points to 1.30 percent during the year ended December 31, 2020 as compared to 2019 due to a 95 basis point decrease in the yield on average investments, partially offset by a 66 basis point decrease in costs associated with our funding sources. The decrease in the yield on average investments during 2020 as compared to one year ago was largely driven by repayment and prepayment of higher yield residential mortgage-backed securities, as well as calls and maturities of state and municipal bonds. Additionally, we have recorded a higher premium amortization expense related to the increased prepayment of mortgage-backed securities and purchased lower yielding investment securities during 2020. The increase in average overnight investments with banks at low yields also contributed to the decline in the net interest margin for the investment management segment.
The return on average interest earning assets before income taxes for this segment was 0.37 percent for 2020 compared to 0.62 percent for 2019.
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
The pre-tax net loss for the corporate segment totaled $62.2 million for the year ended December 31, 2020 as compared to $17.0 million in 2019. The negative change of $45.2 million was mainly due to a decrease in non-interest income coupled with an increase in non-interest expense, partially offset by higher internal transfer income.
Non-interest income decreased $79.9 million to $26.7 million for the year ended December 31, 2020 from 2019 primarily due to a $78.5 million net gain on the sale (and leaseback) of several bank locations recognized during 2019. Non-interest expense increased $16.2 million to $468.7 million for the year ended December 31, 2020 as compared to 2019 largely due to increases in net occupancy and equipment expense, salaries and employee benefits expenses, loss on extinguishment of debt, and professional and legal fees. See further details in the "Non-Interest Expense" section in this MD&A. Internal transfer income increased $52.7 million to $402.2 million for the year ended December 31, 2020 as compared to the prior year largely due to general increases related to our growth.

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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2020. The model assumes changes in interest rates without any proactive change in the composition or size of the balance sheet by management. In the model, the forecasted shape of the yield

2020 Form 10-K	50

curve remains static as of December 31, 2020. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2020. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2020, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during 2020. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2020.
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
    The following table reflects management’s expectations of the change in our net interest income over the next 12-month period considering the aforementioned assumptions. While an instantaneous and severe shift in interest rates was used in this simulation model, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact than shown in the table below.

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$39,132	3.47%
+100	21,769	1.93
- 100	(36,059)	(3.19)
- 200	(39,083)	(3.46)
As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12-month period by 1.93 percent as compared to December 31, 2019 (which projected an increase of 0.81 percent in net interest income over a 12-month period). Management believes the interest rate sensitivity remains within an acceptable tolerance range at December 31, 2020. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including, but not limited to potential changes in secondary mortgage loan sales, deposit and borrowings strategies, the slope of the yield curve and projected cash flows.

51	2020 Form 10-K

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2020 and their associated fair values. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.
INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2021	2022	2023	2024	2025	Thereafter	Total Balance	Fair Value
	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	0.10%	$1,071,360	$—	$—	$—	$—	$—	$1,071,360	$1,071,360
Equity securities	2.79	29,378	—	—	—	—	—	29,378	29,378
Investment securities available for sale	2.26	427,937	301,174	146,051	93,599	93,774	276,938	1,339,473	1,339,473
Investment securities held to maturity	2.25	411,734	417,771	309,740	164,189	145,511	724,066	2,173,011	2,227,612
Loans held for sale, at fair value	3.07	301,427	—	—	—	—	—	301,427	301,427
Loans	3.81	8,778,292	5,403,499	3,303,992	2,296,397	1,676,110	10,758,822	32,217,112	31,635,060
Total interest sensitive assets	3.55%	$11,020,128	$6,122,444	$3,759,783	$2,554,185	$1,915,395	$11,759,826	$37,131,761	$36,604,310
Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.15%	$16,015,658	$—	$—	$—	$—	$—	$16,015,658	$16,015,658
Time	0.75	5,877,581	502,743	167,077	59,719	38,229	69,329	6,714,678	6,639,022
Short-term borrowings	0.39	1,147,958	—	—	—	—	—	1,147,958	1,151,478
Long-term borrowings	2.75	860,124	29,377	553,164	300,000	378,000	175,000	2,295,665	2,405,345
Junior subordinated debentures	2.68	—	—	—	—	—	56,065	56,065	57,779
Total interest sensitive liabilities	0.55%	$23,901,321	$532,120	$720,241	$359,719	$416,229	$300,394	$26,230,024	$26,269,282
Interest sensitivity gap		$(12,881,193)	$5,590,324	$3,039,542	$2,194,466	$1,499,166	$11,459,432	$10,901,737	$10,335,028
Ratio of interest sensitive assets to interest sensitive liabilities		0.46:1	11.51:1	5.22:1	7.10:2	4.60:1	39.15:1	1.42:1	1.39:1
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2020 based on the contractual maturities, adjusted for anticipated prepayments of principal (including anticipated call dates on long-term borrowings and junior subordinated debentures), and scheduled rate adjustments. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual repayments of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. While all non-maturity deposit liabilities are reflected in the 2021 column in the table above, management controls the re-pricing of the vast majority of the interest-bearing instruments within these liabilities.
Our cash flow derivatives are designed to protect us from upward movement in interest rates on certain deposits and other borrowings. The interest rate sensitivity table reflects the sensitivity at current interest rates. As a result, the notional amount of our derivatives is not included in the table. We use various assumptions to estimate fair values. See Note 3 to the consolidated financial statements for further discussion of fair value measurements.
The total gap re-pricing within one year as of December 31, 2020 was a negative $12.9 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 0.46:1. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2020. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one-year gap position as of December 31, 2020 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.

2020 Form 10-K	52

Liquidity and Cash Requirements
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
The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy requires that we may not have a ratio of loans to deposits in excess of 110 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at December 31, 2020.
At December 31, 2020, the Bank had various contractual obligations totaling $7.9 billion and $10.1 billion of maturing liabilities due in 12 months or less and greater than 1 year, respectively.
The following table summarized maturities of contractual obligations of the Bank at December 31, 2020:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
			(in thousands)
Time deposits	$5,877,581	$669,820	$97,948	$69,329	$6,714,678
Short-term borrowings	1,147,958	—	—	—	1,147,958
Long-term borrowings	852,519	457,540	579,635	—	1,889,694
Lease obligations	35,944	62,856	55,027	122,848	276,675
Capital expenditures	22,744	—	—	—	22,744
Other purchase obligations	39,793	1,657	712	—	42,162
Total	$7,976,539	$1,191,873	$733,322	$192,177	$10,093,911
In the ordinary course of operations, the Bank enters into various financial obligations, including contractual obligations that may require future cash payments. As a financial services provider, we routinely enter into commitments to extend credit, including loan commitments, standby and commercial letters of credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Bank. We enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Bank's commitments to fund the loans, as well as on its portfolio of mortgage loans held for sale. Commitments to extend credit and standby letters of credit are subject to change since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements. At December 31, 2020 our off-balance sheet commitments totaled $7.8 billion, inclusive of commitments of $2.9 billion due in 12 months or less. See Note 16 to the consolidated financial statements for further details.
Management believes the Bank has the ability to generate and obtain adequate amounts of cash to meet its short-term and long-term obligations as they come due by utilizing various cash resources described below.
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. Liquid assets totaled approximately $3.1 billion, representing 8.3 percent of earning assets, at December 31, 2020 and $2.2 billion, representing 6.4 percent of earning assets, at December 31, 2019. Of the $3.1 billion of liquid assets at December 31, 2020, approximately $789.0 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $926.0 million in principal from securities in the total investment portfolio over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

53	2020 Form 10-K

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at December 31, 2020) are projected to be approximately $8.9 billion over the next 12-month period. As a contingency plan for significant funding needs, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or from the temporary curtailment of lending activities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $25.8 billion and $20.4 billion for the years ended December 31, 2020 and 2019, respectively, representing 69.8 percent and 66.8 percent of average earning assets at December 31, 2020 and 2019, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.
The following table lists, by maturity, all certificates of deposit of $250 thousand and over at December 31, 2020:

2020
(in thousands)
Less than three months	$602,581
Three to six months	382,060
Six to twelve months	272,531
More than twelve months	138,114
Total	$1,395,286
Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While these lending lines are uncommitted, management believes that we could borrow approximately $1.5 billion for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Additionally, Valley's collateral pledged to the FHLB may be used to obtain Municipal Letters of Credit (MULOC) to collateralize certain municipal deposits held by Valley. At December 31, 2020, Valley had $700 million of MULOCs outstanding for this purpose. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank of New York via the discount window as a contingency for additional liquidity. At December 31, 2020, our borrowing capacity (excluding added capacity available to us by pledging PPP loans), under the Federal Reserve Bank's discount window was approximately $1.6 billion.
We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) increased $55.0 million to $1.1 billion at December 31, 2020 from December 31, 2019 largely due to an increase of $60 million in FHLB advances.
Average short-term FHLB advances exceeded 30 percent of total shareholders' equity at December 31, 2019. The following table sets forth information regarding Valley’s short-term FHLB advances at the date and for the year ended December 31, 2019:

2019
($ in thousands)
FHLB advances:
Average balance outstanding	$1,681,844
Maximum outstanding at any month-end during the period	2,510,000
Balance outstanding at end of period	940,000
Weighted average interest rate during the period	1.88%
Weighted average interest rate at the end of the period	1.85

2020 Form 10-K	54

Corporation Liquidity. Valley's long-term cash requirements included obligations under subordinated debt and junior subordinated debentures issued to capital trust totaling $400 million and $60.8 million at December 31, 2020, respectively. Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our on-going asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures. These cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the bank subsidiary. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods up to five years, but not beyond the stated maturity dates, and subject to other conditions.
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
As of December 31, 2020, our investment portfolio was comprised of equity securities (mainly consisting of a money market mutual fund and investments in public and private Community Reinvestment Act funds), U.S. Treasury securities, U.S. government agency securities, taxable and tax-exempt issues of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our available for sale debt securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, that may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers.
There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae. Certain securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost and are included in other assets.

55	2020 Form 10-K

Investment securities at December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
	(in thousands)

Equity securities	$29,378	$41,410	$—
Available for sale debt securities
U.S. Treasury securities	51,393	50,943	49,306
U.S. government agency securities	26,157	29,243	36,277
Obligations of states and political subdivisions:
Obligations of states and state agencies	41,799	78,573	97,113
Municipal bonds	38,151	91,478	99,979
Total obligations of states and political subdivisions	79,950	170,051	197,092
Residential mortgage-backed securities	1,090,022	1,254,786	1,429,782
Corporate and other debt securities	91,951	61,778	37,087
Total available for sale debt securities	1,339,473	1,566,801	1,749,544
Total investment securities (fair value)	$1,368,851	$1,608,211	$1,749,544
Held to maturity debt securities
U.S. Treasury securities	$68,126	$138,352	$138,517
U.S. government agency securities	6,222	7,345	8,721
Obligations of states and political subdivisions:
Obligations of states and state agencies	262,762	297,454	341,702
Municipal bonds	207,497	203,251	243,954
Total obligations of states and political subdivisions	470,259	500,705	585,656
Residential mortgage-backed securities	1,550,306	1,620,119	1,266,770
Trust preferred securities	37,348	37,324	37,332
Corporate and other debt securities	40,750	32,250	31,250
Total investment securities held to maturity (amortized cost)	$2,173,011	$2,336,095	$2,068,246
Total investment securities	$3,541,862	$3,944,306	$3,817,790
As of December 31, 2020, total investments decreased $402.4 million or 10.2 percent as compared to 2019 largely due to (i) a combined net decrease of $234.6 million in residential mortgage-backed securities within both the held to maturity and available for sale categories mainly driven by a higher level of prepayments during 2020, (ii) a combined $120.5 million decrease in obligations of states and state agencies within both the held to maturity and available for sale categories mainly due to normal maturities, sales, calls, and paydowns, and (iii) a $70.2 million decrease in held to maturity U.S. Treasury securities.
At December 31, 2020, we had $1.6 billion and $1.1 billion of residential mortgage-backed securities classified as held to maturity and available for sale, respectively. Approximately 66 percent and 56 percent of these residential mortgage-backed securities, respectively, were issued and guaranteed by Ginnie Mae. The remainder of our outstanding residential mortgage-backed security balances at December 31, 2020 were issued by either Fannie Mae or Freddie Mac.

2020 Form 10-K	56

The following table presents the remaining contractual maturities (unadjusted for any expected prepayments) with the corresponding weighted-average yields of held to maturity and available for sale debt securities at December 31, 2020:

	0-1 year		1-5 years		5-10 years		Over 10 years		Total
	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)	Amount (1)	Yield (2)
	($ in thousands)
Available for sale debt securities
U.S. Treasury securities	$—	—%	$51,393	2.01%	$—	—%	$—	—%	$51,393	2.01%
U.S. government agency securities	28	3.08	2,030	2.79	—		24,099	2.72	26,157	2.73
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	1,245	2.46	4,606	4.44	12,716	6.97	23,232	4.12	41,799	4.97
Municipal bonds	13,282	0.99	7,379	3.17	9,732	5.21	7,758	4.59	38,151	3.22
Total obligations of states and political subdivisions	14,527	1.12	11,985	3.66	22,448	6.21	30,990	4.23	79,950	4.14
Residential mortgage-backed securities (4)	1,335	0.18	17,236	2.00	90,303	2.50	981,148	1.94	1,090,022	1.99
Corporate and other debt securities	—	—	19,771	3.41	72,180	4.66	—		91,951	4.39
Total	$15,890	1.04%	$102,415	2.49%	$184,931	3.79%	$1,036,237	2.03%	$1,339,473	2.29%
Held to maturity debt securities
U.S. Treasury securities	$—	—%	$68,126	3.74%	$—	—%	$—	—%	$68,126	3.74%
U.S. government agency securities	—		—		—		6,222	2.54	6,222	2.54
Obligations of states and political subdivisions: (3)
Obligations of states and state agencies	3,035	3.37	43,449	4.49	105,985	5.19	110,293	3.65	262,762	4.41
Municipal bonds	23,140	3.34	97,067	3.53	30,521	3.97	56,769	4.24	207,497	3.77
Total obligations of states and political subdivisions	26,175	3.34	140,516	3.83	136,506	4.92	167,062	3.85	470,259	4.13
Residential mortgage-backed securities (4)	—		13,477	3.04	5,796	2.82	1,531,033	1.69	1,550,306	1.71
Trust preferred securities	—		—		1,353	8.23	35,995	2.30	37,348	2.51
Corporate and other debt securities	2,000	3.06	25,750	3.64	13,000	4.49	—		40,750	3.88
Total	$28,175	3.32%	$247,869	3.74%	$156,655	4.83%	$1,740,312	1.91%	$2,173,011	2.35%

(1)Held to maturity debt securities amounts are presented at amortized costs, stated at cost less principal reductions, if any, and adjusted for accretion of discounts and amortization of premiums. Available for sale amounts are presented at fair value.
(2)Average yields are calculated on a yield-to-maturity basis.
(3)Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 21 percent.
(4)Residential mortgage-backed securities are shown using stated final maturity.
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

57	2020 Form 10-K

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

We have evaluated all available for sale debt securities that are in an unrealized loss position as of December 31, 2020 and determined that the declines in fair value are mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment charges during the year ended December 31, 2020 and, as a result, there was no allowance for credit losses for available for sale debt securities at December 31, 2020.
During 2019, Valley recognized a $2.9 million impairment charge under the other-than-temporary impairment model on one special revenue bond classified as available for sale included in obligations of states and state agencies category. At December 31, 2020, the impaired security had an adjusted amortized cost and fair value of $680 thousand and $815 thousand, respectively. There was no impairment recognized in earnings during the year ended December 31, 2018.
Held to maturity debt securities. As discussed further in Note 4 to the consolidated financial statements, Valley has a zero loss expectation for certain securities within the held to maturity portfolio, including, U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. At December 31, 2020, held to maturity debt securities were carried net of allowance for credit losses totaling $1.4 million. The provision totaled $635 thousand for the year ended December 31, 2020 driven mainly by our negative economic forecast incorporated within the allowance model since the onset of the COVID-19 pandemic. There were no net charge-offs of debt securities during 2020.
Investment grades. The investment grades in the table below reflect the most current independent analysis performed by third parties of each security as of the date presented and not necessarily the investment grades at the date of our purchase of the securities. For many securities, the rating agencies may not have performed an independent analysis of the tranches owned by us, but rather an analysis of the entire investment pool. For this and other reasons, we believe the assigned investment grades may not accurately reflect the actual credit quality of each security and should not be viewed in isolation as a measure of the quality of our investment portfolio.

2020 Form 10-K	58

The following table presents the held to maturity and available for sale debt investment securities portfolios by investment grades at December 31, 2020.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades:*
AAA Rated	$1,152,291	$43,476	$(786)	$1,194,981
AA Rated	26,640	672	(32)	27,280
A Rated	7,558	206	—	7,764
BBB Rated	31,047	840	(18)	31,869
Non-investment grade	11,839	19	(69)	11,789
Not rated	64,131	1,673	(14)	65,790
Total debt securities available for sale	$1,293,506	$46,886	$(919)	$1,339,473
Held to maturity investment grades:*
AAA Rated	$1,821,431	$54,035	$(254)	$1,875,212
AA Rated	183,391	6,537	—	189,928
A Rated	14,527	429	—	14,956
BBB Rated	5,000	512	—	5,512
Non-investment grade	5,650	—	(105)	5,545
Not rated	143,012	813	(7,366)	136,459
Total debt securities held to maturity	$2,173,011	$62,326	$(7,725)	$2,227,612

*    Rated using external rating agencies. Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The debt securities held to maturity portfolio included $143.0 million in investments not rated by the rating agencies with aggregate unrealized losses of $7.4 million at December 31, 2020 related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million.
See Note 4 to the consolidated financial statements for additional information regarding our investment securities portfolio.

59	2020 Form 10-K

Loan Portfolio
The following table reflects the composition of the loan portfolio for the years indicated.

	At December 31,
	2020	2019	2018	2017	2016
	($ in thousands)
Commercial and industrial	$4,709,569	$4,825,997	$4,331,032	$2,741,425	$2,638,195
Commercial and industrial PPP loans	2,152,139	—	—	—	—
Total Commercial and industrial	6,861,708	4,825,997	4,331,032	2,741,425	2,638,195
Commercial real estate:
Commercial real estate	16,724,998	15,996,741	12,407,275	9,496,777	8,719,667
Construction	1,745,825	1,647,018	1,488,132	851,105	824,946
Total commercial real estate	18,470,823	17,643,759	13,895,407	10,347,882	9,544,613
Residential mortgage	4,183,743	4,377,111	4,111,400	2,859,035	2,867,918
Consumer:
Home equity	431,553	487,272	517,089	446,280	469,009
Automobile	1,355,955	1,451,623	1,319,571	1,208,902	1,139,227
Other consumer	913,330	913,446	860,970	728,056	577,141
Total consumer loans	2,700,838	2,852,341	2,697,630	2,383,238	2,185,377
Total loans *	$32,217,112	$29,699,208	$25,035,469	$18,331,580	$17,236,103
As a percent of total loans:
Commercial and industrial	21.3%	16.2%	17.3%	15.0%	15.3%
Commercial real estate	57.3	59.5	55.5	56.4	55.4
Residential mortgage	13.0	14.7	16.4	15.6	16.6
Consumer loans	8.4	9.6	10.8	13.0	12.7
Total	100%	100%	100%	100%	100%

*    Includes net unearned discount and deferred loan fees of $95.8 million at December 31, 2020, and net unearned premiums and deferred loan fees of $12.6 million, $21.5 million, $22.2 million, and $15.3 million at December 31, 2019, 2018, 2017, and 2016, respectively. Net unearned discounts and deferred loans fees at December 31, 2020 include the non-credit discount on purchased credit deteriorated (PCD) loans and $43.2 million of net unearned fees related to PPP loans.
Total loans increased by $2.5 billion, or 8.5 percent to $32.2 billion at December 31, 2020 from December 31, 2019 mainly due to approximately $2.2 billion of SBA PPP loans within commercial and industrial loans, as well as continued annual growth in our commercial real estate loan portfolio. Upon our adoption of the CECL standard on January 1, 2020, we recorded a $61.6 million gross-up for PCD loans (mainly commercial and industrial and commercial real estate loans) that increased the amortized cost basis of loans with a corresponding increase to the allowance for credit losses. During 2020, Valley also originated $1.2 billion of residential mortgage loans for sale rather than investment. Loans held for sale totaled $301.4 million and $76.1 million at December 31, 2020 and 2019, respectively. See additional information regarding our residential mortgage loan activities below.
Commercial and industrial loans totaled $6.9 billion at December 31, 2020 and increased $2.0 billion from December 31, 2019 mainly due to PPP loan originations. Excluding the PPP loans, commercial and industrial loans decreased $116.4 million largely due to our selective underwriting and tempered loan demand caused by the COVID-19 pandemic, particularly in the New Jersey and New York markets during the fourth quarter 2020, and our existing small to middle market lending relationships becoming more strategic with new capital expenditures due to the economic uncertainty. Commercial and industrial loans included PPP loans of approximately $2.2 billion, net of unearned net deferred fees totaling $43.2 million at December 31, 2020. Valley expects the majority of these borrowers to qualify for loan forgiveness under the guidelines of the SBA program. During 2021, PPP loan forgiveness and the unknown full impact of the COVID-19 pandemic could likely weigh on Valley's ability to grow the commercial and industrial loan portfolio.
Commercial real estate loans (excluding construction loans) increased $728.3 million to $16.7 billion at December 31, 2020 from December 31, 2019. The increase was mainly due to strong loan volumes within our loan commitment pipeline, including many pre-existing, longstanding borrowers, an active refinance market driven by low interest rates as well as some slower repayment activity caused by the COVID-19 pandemic. Construction loans totaled $1.7 billion at December 31, 2020 and increased $98.8 million from December 31, 2019, mainly driven by loan advances on new and existing construction

2020 Form 10-K	60

projects, partially offset by the run-off of completed existing projects, and, to a lesser extent, migration of such completed projects to permanent financing during 2020. Construction demand in our Florida markets, which have mostly reopened during the current COVID-19 pandemic, remains robust as compared to the Northeast and we intend to be strategically competitive for the strongest borrowers and projects in that market.
Residential mortgage loans totaled $4.2 billion at December 31, 2020 and decreased by $193.4 million from December 31, 2019 largely due to loan principal repayment and refinance activity and higher levels of residential mortgage loans originated for sale due to current interest rate risk management strategies. Our new and refinanced residential mortgage loan originations increased 22.3 percent to $1.9 billion for the year ended December 31, 2020 as compared to $1.6 billion in 2019. Of the $1.9 billion in total originations, $367 million represented Florida residential mortgage loans. During 2020, we sold $1.0 billion of residential mortgages as compared to $934.5 million of residential mortgage loans sold during 2019, including $30 million and $436 million of pre-existing loans sold from our residential mortgage loan portfolio, respectively. We retain mortgage originations based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments. From time to time, we purchase residential mortgage loans originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity, CRA and other asset/liability management strategies. Purchased residential mortgage loans are generally selected using Valley’s normal underwriting criteria at the time of purchase and are sometimes partially or fully guaranteed by third parties or insured by government agencies such as the Federal Housing Administration. Valley purchased approximately $24.3 million and $35 million of 1-4 family loans, qualifying for CRA purposes during 2020 and 2019, respectively. We may continue to sell a large portion of our new fixed rate residential mortgage loan originations during 2021 based upon normal management of the interest rate risk and mix of the interest earning assets on our balance sheet.
Consumer loans totaled $2.7 billion at December 31, 2020 and decreased $151.5 million from December 31, 2019 mainly due to decreases in automobile and home equity loan portfolios. Automobile loans decreased $95.7 million or 6.6 percent to $1.4 billion at December 31, 2020 from December 31, 2019 as our new indirect auto loan volumes did not keep pace with the normal portfolio repayment and refinance activity during 2020. New loan originations have declined since the beginning of the second quarter 2020 mostly due to a combination of tightening our underwriting policies and impact of the COVID-19 pandemic. During 2020, our Florida dealership network contributed $84.6 million in auto loan originations, representing approximately 17 percent of Valley's total new auto loan production for 2020 as compared to $169 million, or 23 percent, of total originations in 2019. Home equity loans decreased $55.7 million in 2020 from $487.3 million at December 31, 2019. New home equity loan volumes and customer usage of existing home equity lines of credit continue to be modest and outpaced by repayment activity, despite the favorable low interest rate environment. Other consumer loans totaled $913.3 million at December 31, 2020 and remained relatively unchanged as compared to 2019 mainly due to both tempered usage and demand within our collateralized personal lines of credit portfolio.
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
For 2021, we remain cautiously optimistic about overall loan growth, exclusive of PPP loans. In the early stages of the first quarter 2021, our loan origination pipelines remain robust and organic growth opportunities, especially in Florida, appear to have returned to closer to pre-pandemic levels. However, there can be no assurance that those positive trends will continue, or balances will not decline from December 31, 2020 given the potential for unforeseen changes in consumer confidence, the economy, and other market conditions. In addition, while difficult to accurately predict, we believe that many of our SBA PPP loans will become eligible for forgiveness in 2021 in accordance with the rules of this program and is highly likely to result in a large reduction in these loan balances.

61	2020 Form 10-K

The following table reflects the contractual maturity distribution of the commercial and industrial and construction loans within our loan portfolio as of December 31, 2020:

	One Year or Less	One to Five Years	Over Five Years	Total
	(in thousands)
Commercial and industrial—fixed-rate	$1,884,762	$629,218	$1,030,907	$3,544,887
Commercial and industrial—adjustable-rate	626,965	1,591,237	1,098,619	3,316,821
Construction—fixed-rate	217,919	147,489	86,750	452,158
Construction—adjustable-rate	839,709	348,675	105,283	1,293,667
	$3,569,355	$2,716,619	$2,321,559	$8,607,533
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
Non-performing Assets
Prior to our adoption of the CECL standard on January 1, 2020, our past due loans and non-accrual loans discussed further below excluded those loans which were classified as purchased credit impaired (PCI) loans. Under previous U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) were accounted for on a pool basis and were not subject to delinquency classification in the same manner as loans originated by Valley. Under the CECL standard, Valley's former PCI loan pools are accounted for as PCD loans on a loan level basis and, if applicable, are reported in our past due and non-accrual loans at December 31, 2020.
Non-performing assets (NPAs) include non-accrual loans, other real estate owned (OREO), other repossessed assets (which consist of automobiles and taxi medallions) and non-accrual debt securities at December 31, 2020. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell. Non-performing assets totaling $194.6 million at December 31, 2020 increased $90.1 million, or 86.3 percent, from December 31, 2019 (as shown in the table below) mainly due to higher non-accrual loans in most loan categories, including approximately $45 million of non-accrual PCD loans (largely in the commercial loan categories) reported at December 31, 2020. The increase in non-accruals within non-PCD loans was mainly due to the negative impact of the COVID-19 pandemic. NPAs as a percentage of total loans and NPAs totaled 0.60 percent and 0.35 percent at December 31, 2020 and 2019, respectively. We believe our total NPAs has remained relatively low as a percentage of the total loan portfolio over the past five years, despite the uptick in 2020 related to non-accrual PCD loans (not required to be reported as non-performing in prior periods) and borrowers impacted by COVID-19. The level of NPAs is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the "Credit quality indicators" section in Note 5 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the uncertain economic recovery from the COVID -19 pandemic recession, lack of, or inadequate additional federal stimulus and a number of our borrowers that are performing under short-term forbearance agreements, management cannot provide assurance that our non-performing assets will not increase substantially from the levels reported at December 31, 2020.

2020 Form 10-K	62

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	At December 31,
	2020	2019	2018	2017	2016
	($ in thousands)
Accruing past due loans*
30 to 59 days past due
Commercial and industrial	$6,393	$11,700	$13,085	$3,650	$6,705
Commercial real estate	35,030	2,560	9,521	11,223	5,894
Construction	315	1,486	2,829	12,949	6,077
Residential mortgage	17,717	17,143	16,576	12,669	12,005
Total Consumer	10,257	13,704	9,740	8,409	4,197
Total 30 to 59 days past due	69,712	46,593	51,751	48,900	34,878
60 to 89 days past due
Commercial and industrial	2,252	2,227	3,768	544	5,010
Commercial real estate	1,326	4,026	530	—	8,642
Construction	—	1,343	—	18,845	—
Residential mortgage	10,351	4,192	2,458	7,903	3,564
Total Consumer	1,823	2,527	1,386	1,199	1,147
Total 60 to 89 days past due	15,752	14,315	8,142	28,491	18,363
90 or more days past due
Commercial and industrial	9,107	3,986	6,156	—	142
Commercial real estate	993	579	27	27	474
Construction	—	—	—	—	1,106
Residential mortgage	3,170	2,042	1,288	2,779	1,541
Total Consumer	271	711	341	284	209
Total 90 or more days past due	13,541	7,318	7,812	3,090	3,472
Total accruing past due loans	$99,005	$68,226	$67,705	$80,481	$56,713
Non-accrual loans*
Commercial and industrial	$106,693	$68,636	$70,096	$20,890	$8,465
Commercial real estate	46,879	9,004	2,372	11,328	15,079
Construction	84	356	356	732	715
Residential mortgage	25,817	12,858	12,917	12,405	12,075
Total Consumer	5,809	2,204	2,655	1,870	1,174
Total non-accrual loans	185,282	93,058	88,396	47,225	37,508
Other real estate owned (OREO)	5,118	9,414	9,491	9,795	9,612
Other repossessed assets	3,342	1,276	744	441	384
Non-accrual debt securities	815	680	—	—	1,935
Total non-performing assets (NPAs)	$194,557	$104,428	$98,631	$57,461	$49,439

Performing troubled debt restructured loans	$57,367	$73,012	$77,216	$117,176	$85,166
Total non-accrual loans as a % of loans	0.58%	0.31%	0.35%	0.26%	0.22%
Total NPAs as a % of loans and NPAs	0.60	0.35	0.39	0.31	0.29
Total accruing past due and non-accrual loans as a % of loans	0.88	0.54	0.62	0.70	0.55
Allowance for loan losses as a % of non-accrual loans	183.64	173.83	171.79	255.92	305.05

*Past due loans and non-accrual loans presented at December 31, 2019, 2018, 2017, and 2016, respectively, exclude PCI loans. Prior to January 1, 2020, PCI loans were accounted for on a pool basis under U.S. GAAP and were not subject to delinquency classification.

63	2020 Form 10-K

Loans past due 30 to 59 days increased $23.1 million to $69.7 million at December 31, 2020 as compared to $46.6 million at December 31, 2019 partially due to a $12.3 million matured commercial real estate loan and two commercial real estate loan relationships with a combined total of $16.8 million reported in this delinquency category at December 31, 2020. While one of these loans is internally classified as substandard, management believes it is well secured and in the process of collection.
Loans past due 60 to 89 days increased $1.4 million to $15.8 million at December 31, 2020 as compared to December 31, 2019 mostly due to higher residential mortgage loan delinquencies caused by a few larger borrowers.
Loans 90 days or more past due and still accruing increased $6.2 million to $13.5 million at December 31, 2020 as compared to December 31, 2019 mainly due to higher commercial and industrial loan delinquencies. Residential mortgage loan delinquencies increased $1.1 million as compared to 2019 primarily due to one large loan included in this category at December 31, 2020. All the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.
Non-accrual loans increased $92.2 million to $185.3 million at December 31, 2020 as compared to December 31, 2019. Commercial and industrial non-accrual loans increased $38.1 million mainly due to the reclassification of $34.2 million of previously accruing taxi medallion loans to non-accrual status during the first quarter of 2020 and $12.7 million of non-accrual PCD loans included at December 31, 2020. See further discussion of our taxi medallion loan portfolio below. The $37.9 million increase in non-accrual commercial real estate loans was largely due to six loan relationships totaling $20.8 million and $22.1 of non-accrual PCD included at December 31, 2020.
Although the timing of collection is uncertain, management believes that most of the non-accrual loans at December 31, 2020, are well secured and largely collectible based on, in part, our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $6.2 million, $2.5 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively; none of these amounts were included in interest income during these periods.
During 2020, we continued to closely monitor the performance of our New York City and Chicago taxi medallion loans totaling $90.6 million and $6.9 million, respectively, within the commercial and industrial loan portfolio at December 31, 2020. Due to continued negative trends in estimated fair valuations of the underlying taxi medallion collateral, a weak operating environment for ride services and uncertain borrower performance, the remainder of our previously accruing taxi medallion loans were placed on non-accrual status during the first quarter 2020. At December 31, 2020, non-accrual taxi medallion loans totaling $97.5 million had related reserves of $66.4 million, or 68.1 percent of such loans, within the allowance for loan losses as compared to $63.3 million with related reserves of $25.0 million December 31, 2019.
Valley's historical taxi medallion lending criteria was conservative in regard to capping the loan amounts in relation to the prevailing market valuations, as well as obtaining personal guarantees and other collateral in certain instances. However, the severe decline in the market valuation of taxi medallions over the last several years has adversely affected the estimated fair valuation of these loans and, as a result, increased the level of our allowance for loan losses at December 31, 2020 (See the "Allowance for Credit Losses" section below). Potential further declines in the market valuation of taxi medallions and the stressed operating environment within both New York City and Chicago due to the COVID-19 pandemic could also negatively impact the future performance of this portfolio. For example, a 25 percent further decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $5.5 million within the allowance for loan losses based upon taxi medallion loan balances at December 31, 2020.
OREO (which consisted of 25 commercial and residential properties) decreased to $5.1 million at December 31, 2020 as compared to $9.4 million at December 31, 2019. During 2020, we transferred 14 properties totaling $4.0 million and sold 19 properties for total proceeds of $9.0 million. The sales of OREO properties resulted in net gains of $674 thousand for the year ended December 31, 2020 as compared to net gains of $1.3 million for the year ended December 31, 2019. See Notes 1 and 3 to the consolidated financial statements for additional information regarding OREO and other repossessed assets, including our foreclosed asset activity.
TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) decreased $15.6 million to $57.4 million at December 31, 2020 as compared to $73.0 million at December 31, 2019 mainly due to paydowns of several commercial and industrial loans during 2020. Performing TDRs consisted of 87 loans and 119 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) at December 31, 2020 and 2019, respectively. On an aggregate basis, the $57.4 million in performing TDRs at December 31, 2020 had a modified weighted

2020 Form 10-K	64

average interest rate of approximately 4.68 percent as compared to a pre-modification weighted average interest rate of 4.94 percent. See Note 5 to the consolidated financial statements for additional disclosures regarding our TDRs.
Loan Forbearance. In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley may extend for an additional 90 days. Any extensions beyond this period were done in accordance with applicable regulatory guidance.
The following table presents the outstanding loan balances and number of loans in an active payment deferral period under short-term modifications as of December 31, 2020:

	December 31, 2020
	Amount	Number of loans
	($ in thousands)
Commercial and industrial	$12,835	53
Commercial real estate	299,874	55
Residential mortgage	38,615	95
Consumer	9,937	407
Total	$361,261	610
During the fourth quarter 2020, active loan forbearances decreased from approximately 1,400 loans with total outstanding balances of $1.1 billion remaining as of September 30, 2020.
Higher Risk COVID-19 Credit Exposures. Valley has identified certain borrower industries as being potentially exposed to the effects of economic shutdowns related to the COVID-19 pandemic. The following table presents non-PPP loans and active deferrals in the COVID-19 exposure industries at December 31, 2020:

	December 31, 2020
	Non-PPP loan balance	% of non-PPP loans	Active deferrals	% of total industry loans

	($ in thousands)
Doctors and surgery	$510,772	1.7%	$4,609	0.9%
Retail trade	596,015	2.0	15,974	2.7
Hotels and hospitality	504,571	1.7	—	—
Restaurants and food service	328,838	1.1	25,973	7.9
Entertainment and recreation	215,695	0.7	3,564	1.7
Total	$2,155,891	7.2%	$50,120	2.3%
As of December 31, 2020, Valley had approximately $2.2 billion, or 7.2 percent of total loans (excluding PPP loans), that were made to borrowers in these industries. Active deferrals in this category totaled approximately $50 million, or 2.3 percent of total loans in COVID-19 exposed industries at December 31, 2020, as compared to $158 million, or 7.1 percent of total loans at September 30, 2020. Approximately 90 percent of total loan balances within the higher risk industries were pass-rated under Valley’s internal risk rating system as of December 31, 2020.
Potential Problem Loans
Although we believe that substantially all risk elements at December 31, 2020 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $258.8 million and $91.7 million in potential problem loans at December 31, 2020 and 2019, respectively. The increase from 2019 was mainly due to many of the risk rating downgrades resulting from the adverse impacts of the COVID-19 pandemic had on borrowers, as well as inclusion of PCD loans, which were previously excluded and were accounted for under ASC Subtopic 310-30. Potential problem loans were not classified as non-accrual loans in the non-performing asset table above. Potential problem loans are defined as performing loans for which management has concerns about the ability of such borrowers to comply with the loan repayment terms and which may result in a non-performing loan. Our decision to include performing loans in potential problem loans does not necessarily mean that management expects losses to occur, but rather that management recognizes potential problem loans carry a higher probability of default. At December 31, 2020, the potential problem loans consisted of various types of performing commercial loan

65	2020 Form 10-K

credits, including industries highlighted in the "Higher Risk COVID-19 Credit Exposures" table above, that are internally risk rated substandard because the loans exhibited well-defined weaknesses and required additional attention by management. See further discussion regarding our internal loan classification system at Note 5 to the consolidated financial statements. There can be no assurance that Valley has identified all of its potential problem loans at December 31, 2020.

Asset Quality and Risk Elements
Lending is one of the most important functions performed by Valley and, by its very nature, lending is also the most complicated, risky and profitable part of our business. For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit to minimize the impact of a downturn in any one economic sector. We believe our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate represent approximately 72 percent of total loans at December 31, 2020. Most of the loans collateralized by real estate are in northern and central New Jersey, New York City and Florida presenting a geographical credit risk if there was a further significant broad-based deterioration in economic conditions within these regions impacted by COVID-19 pandemic. See Item 1A. Risk Factors -"Risks Related to the COVID-19 Pandemic".
Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties mostly located in New Jersey, New York and Florida. We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area has generally consisted of loans made in support of existing customer relationships, as well as targeted purchases of certain loans guaranteed by third parties. Our mortgage loan originations are comprised of both jumbo (i.e., loans with balances above conventional conforming loan limits) and conventional loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. The weighted average loan-to-value ratio of all residential mortgage originations in 2020 was 68 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 757. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness. In addition to our primary markets, automobile loans are mostly originated in several other contiguous states. Due to the level of our underwriting standards applied to all loans, management believes the out of market loans generally present no more risk than those made within the market. However, each loan or group of loans made outside of our primary markets poses different geographic risks based upon the economy of that particular region.
Management realizes that some degree of risk must be expected in the normal course of lending activities. Allowances are maintained to absorb such lifetime expected credit losses inherent in the portfolio.
Allowance for Credit Losses
The allowance for credit losses (ACL) includes the allowance for loan losses and the reserve for unfunded commercial letters of credit. Effective January 1, 2020, we adopted the new CECL standard, which is based on lifetime expected credit losses rather than incurred losses. Periods prior to 2020 have been reported in accordance with previously applicable GAAP, which followed the incurred credit losses methodology. See the table below and Notes 1 and 5 to the consolidated financial statements for further details on the impact of the Day 1 CECL adoption and the incurred credit losses methodology.
Under CECL, our methodology to establish the allowance for loan losses has two basic components: (1) a collective reserve component for estimated expected credit losses for pools of loans that share common risk characteristics and (2) an individual reserve component for loans that do not share risk characteristics, consisting of collateral dependent, TDR, and expected TDR loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial letters of credit.
Valley estimated the collective ACL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. In estimating the component of the allowance on a collective basis we use a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics. The metrics are based on the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool and the severity of loss based on the aggregate net lifetime losses. The model's expected losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) the impact of the reasonable and supportable economic forecast, relative probability weightings and reversion period, (ii) other asset specific risks to the extent they do not exist in the historical loss information, and (iii) net expected recoveries of charged off loan balances. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit

2020 Form 10-K	66

losses. The expected lifetime loss rate is the life of loan loss percentage from the transition matrix model plus the impact of the adjustments for qualitative factors. The expected credit losses are the product of multiplying the model’s expected lifetime loss rate by the exposure at default at period end on an undiscounted basis.
Valley utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan on a straight-line basis. The forecasts consist of a multi-scenario economic forecast model to estimate future credit losses and is governed by a cross-functional committee. The committee meets each quarter to determine which economic scenarios developed by Moody's will be incorporated into the model, as well as the relative probability weightings of the selected scenarios, based upon all readily available information. The model projects economic variables under each scenario based on detailed statistical analyses. We have identified and selected key variables that most closely correlated to our historical credit performance, which include: GDP, unemployment and the Case-Shiller Home Price Index.
During the fourth quarter 2020, we continued to incorporate a probability weighted three-scenario economic forecast, including Moody's Baseline, S-3 and S-4 scenarios. At December 31, 2020, Valley maintained a higher combined weighting on the S-3 and S-4 alternative downside scenarios as compared to the Moody's Baseline scenario to reflect downside risk factors, including, but not limited to the unknown effect of the latest federal economic stimulus to promote a strong economic recovery, loan customers with payment deferrals, increasing COVID-19 infection rates in many locales and the efficacy of COVID-19 vaccines and the timing of the vaccine distribution across the U.S. Each of these risk factors may affect the performance of Valley’s loan portfolio over time.
The S-4 forecast is the most severe economic scenario and included the following assumptions at December 31, 2020:

•The COVID-19 pandemic will persist and meaningfully impact the economy;
•The national unemployment rate will remain elevated throughout 2021 and 2022, with a peak at 11.5 percent in the third quarter 2022;
•An overall decline in spending on a wide range of products and services;
•A prolonged economic downturn will persist until the fourth quarter 2021 with real GDP growth resuming by mid-year 2022; and
•The target federal funds interest rate will remain at or near zero for the foreseeable future.
The allowance for credit losses for loans methodology and accounting policy are fully described in Note 1 to the consolidated financial statements.

67	2020 Form 10-K

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years indicated:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	($ in thousands)
Average loans outstanding	$31,785,859	$26,235,253	$23,340,330	$17,819,003	$16,400,745

Beginning balance—Allowance for credit losses for loans	$164,604	$156,295	$124,452	$116,604	$108,367
Impact of ASU No. 2016-13 adoption on January 1, 2020 (1)	37,989	—	—	—	—
Allowance for purchased credit deteriorated (PCD) loans (1)	61,643	—	—	—	—
Beginning balance, adjusted	264,236	156,295	124,452	116,604	108,367
Loans charged-off: (2)
Commercial and industrial	(34,630)	(13,260)	(2,515)	(5,421)	(5,990)
Commercial real estate	(767)	(158)	(348)	(559)	(650)
Residential mortgage	(598)	(126)	(223)	(530)	(866)
Total Consumer	(9,294)	(8,671)	(4,977)	(4,564)	(3,463)
Total charge-offs	(45,289)	(22,215)	(8,063)	(11,074)	(10,969)
Charged-off loans recovered:
Commercial and industrial	1,956	2,397	4,623	4,736	2,852
Commercial real estate	1,054	1,237	417	552	2,047
Construction	452	—	—	873	10
Residential mortgage	670	66	272	1,016	774
Total Consumer	3,188	2,606	2,093	1,803	1,654
Total recoveries	7,320	6,306	7,405	8,980	7,337
Net charge-offs	(37,969)	(15,909)	(658)	(2,094)	(3,632)
Provision charged for credit losses	125,087	24,218	32,501	9,942	11,869
Ending balance—Allowance for credit losses for loans	$351,354	$164,604	$156,295	$124,452	$116,604
Components of allowance for credit losses for loans:
Allowance for loan losses	$340,243	$161,759	$151,859	$120,856	$114,419
Allowance for unfunded credit commitments	11,111	2,845	4,436	3,596	2,185
Allowance for credit losses for loans	$351,354	$164,604	$156,295	$124,452	$116,604
Components of provision for credit losses for loans:
Provision for credit losses for loans	$123,922	$25,809	$31,661	$8,531	$11,873
Provision for unfunded credit commitments (3)	1,165	(1,591)	840	1,411	(4)
Provision for credit losses for loans	$125,087	$24,218	$32,501	$9,942	$11,869

Annualized ratio of net charge-offs during the period to average loans outstanding	0.12%	0.06%	0.00%	0.01%	0.02%

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
Our net loan charge-offs increased $22.1 million to $38.0 million in 2020 as compared to $15.9 million in 2019 mainly due to higher gross charge-offs in the commercial and industrial loan category. The higher level of commercial and industrial loan charge-offs in 2020 was largely driven by taxi medallion partial loan charge-offs totaling $12.5 million for the year ended

2020 Form 10-K	68

December 31, 2020 (as compared to $6.5 million for 2019) and the partial and full charge-offs of two loans totaling $7.8 million and $6.0 million, respectively.
While net charge-offs increased largely due to borrowers impacted by the COVID-19 pandemic during 2020, they have remained within management's expectations for the credit quality of Valley's loan portfolio and its underwriting standards. During the five-year period ended December 31, 2020, our net charge-offs were at a high of 0.12 percent of average loans during 2020 and near zero during 2018. While we have a positive outlook for the future performance of the loan portfolio, there can be no assurance that our levels of net charge-offs will not deteriorate in 2021, especially given the uncertain course of the economic recovery, labor markets and the number of our COVID-19 impacted borrowers that remained in active deferral of contractual payments at December 31, 2020.
The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories for the past five years ended December 31,:

	2020		2019		2018		2017		2016
	Allowance Allocation*	Percent of Loan Category to total loans	Allowance Allocation*	Percent of Loan Category to total loans	Allowance Allocation*	Percent of Loan Category to total loans	Allowance Allocation*	Percent of Loan Category to total loans	Allowance Allocation*	Percent of Loan Category to total loans
	($ in thousands)
Loan Category:
Commercial and industrial	$131,070	21.3%	$104,059	16.2%	$90,956	17.3%	$57,232	15.0%	$50,820	15.3%
Commercial real estate:
Commercial real estate	146,009	51.9	20,019	53.9	26,482	49.6	36,293	51.8	36,405	50.6
Construction	18,104	5.4	25,654	5.6	23,168	5.9	18,661	4.6	19,446	4.8
Total commercial real estate	164,113	57.3	45,673	59.5	49,650	55.5	54,954	56.4	55,851	55.4
Residential mortgage	28,873	13.0	5,060	14.7	5,041	16.4	3,605	15.6	3,702	16.6
Total Consumer	16,187	8.4	6,967	9.6	6,212	10.8	5,065	13.0	4,046	12.7
Total allowance for loan losses	340,243	100.0%	161,759	100.0%	151,859	100.0%	120,856	100.0%	114,419	100.0%
Allowance for unfunded credit commitments	11,111		2,845		4,436		3,596		2,185
Total allowance for credit losses for loans	$351,354		$164,604		$156,295		$124,452		$116,604

* CECL was adopted January 1, 2020. Prior periods reflect the allowance for credit losses for loans under the incurred loss model.
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments (including letters of credit), as a percentage of total loans was 1.09 percent at December 31, 2020 and 0.55 percent at December 31, 2019. The allowance for credit losses for loans increased $186.8 million at December 31, 2020 as compared to December 31, 2019 largely due to Valley's Day 1 CECL adoption adjustment of $99.6 million recorded on January 1, 2020 and the reserve build under CECL during 2020. The reserve build in 2020 reflected several factors, including deterioration in Valley's macroeconomic outlook since the onset of the COVID-19 pandemic, additional qualitative management adjustments to reflect the potential for higher levels of credit stress related to borrowers negatively impacted by the pandemic, the impact of lower valuations of collateral securing our non-performing taxi medallion loan portfolio and additional quantitative reserves, based upon expected and actual transitions in the credit quality of our loan portfolio. As a result, the provision for credit losses increased $100.9 million to $125.1 million in 2020 as compared to 2019.
Loan Repurchase Contingencies
We engage in the origination of residential mortgages for sale into the secondary market. Our loan sales totaled approximately $1.0 billion, $935 million and $676 million for 2020, 2019 and 2018, respectively. During 2020 and 2019, loan sales increased significantly from 2018 as new loan originations and refinance activity strengthened due to a favorably low interest rate environment complemented, from time to time, by sales from the held for investment portfolio.
In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (only two loan repurchases in 2020 and four loan repurchases in 2019). None of the loan repurchases resulted in material loss. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at December 31, 2020 and 2019. See Item 1A. Risk Factors - "We may incur future losses in

69	2020 Form 10-K

connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of this report for additional information.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2020 and 2019, shareholders’ equity totaled approximately $4.6 billion and $4.4 billion, or 11.3 percent and 11.7 percent of total assets, respectively. During 2020, total shareholders’ equity increased by $207.9 million primarily due to (i) net income of $390.6 million, (ii) an increase in other comprehensive income of $24.5 million, and (iii) a $13.0 million increase attributable to the effect of share issuances under our stock incentive plan. These positive changes were partially offset by (i) cash dividends declared on common and preferred stock totaling a combined $192.0 million and (ii) a $28.2 million net cumulative effect adjustment to retained earnings for the adoption of new accounting guidance as of January 1, 2020.
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
We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of December 31, 2020 and 2019, Valley and Valley National Bank exceeded all capital adequacy requirements. See Note 17 to the consolidated financial statements for Valley’s and Valley National Bank’s regulatory capital positions and capital ratios at December 31, 2020 and 2019.
For regulatory capital purposes, in connection with the Federal Reserve Board’s final interim rule as of April 3, 2020, 100 percent of the CECL Day 1 impact to shareholders' equity equaling $28.2 million after-tax will be deferred for a two-year period ending January 1, 2022, at which time it will be phased in on a pro-rata basis over a three-year period ending January 1, 2025. Additionally, 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for the year ended December 31, 2020 will be phased in over the same time frame.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was 52.7 percent and 49.4 percent for the years ended December 31, 2020 and 2019, respectively.
Cash dividends declared amounted to $0.44 per common share for both years ended December 31, 2020 and 2019. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend. However, the FRB recently reiterated its long-standing guidance that banking organizations should consult them before declaring dividends in excess of earnings for the corresponding quarter. The renewed guidance was largely due to the increased risk of the COVID-19 pandemic negatively impacting the future level of bank earnings. See Item 1A. Risk Factors of this report for additional information.
Valley maintains an effective shelf registration statement with the SEC that allows us to periodically offer and sell in one or more offerings, individually or in any combination, our common stock, preferred stock and other non-equity securities. The shelf registration statement provides Valley with capital raising flexibility and enables Valley to promptly access the capital markets in order to pursue growth opportunities that may become available in the future and permits Valley to comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and Valley’s capital needs at such time. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several reasons beyond management’s control, including numerous external factors that could negatively impact the strength of the U.S. economy or our ability to maintain or increase the level of our net income. See Note 18 to the consolidated financial statements for additional information on Valley’s preferred stock issuances.

2020 Form 10-K	70

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding Quantitative and Qualitative Disclosures About Market Risk is discussed in the "Interest Rate Sensitivity" section contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and it is incorporated herein by reference.

71	2020 Form 10-K

Item 8.	Financial Statements and Supplementary Data
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2020	2019
	(in thousands except for share data)
Assets
Cash and due from banks	$257,845	$256,264
Interest bearing deposits with banks	1,071,360	178,423
Investment securities:
Equity securities	29,378	41,410
Available for sale debt securities	1,339,473	1,566,801
Held to maturity debt securities (net of allowance for credit losses of $1,428 at December 31, 2020)	2,171,583	2,336,095
Total investment securities	3,540,434	3,944,306
Loans held for sale, at fair value	301,427	76,113
Loans	32,217,112	29,699,208
Less: Allowance for loan losses	(340,243)	(161,759)
Net loans	31,876,869	29,537,449
Premises and equipment, net	319,797	334,533
Lease right of use assets	252,053	285,129
Bank owned life insurance	535,209	540,169
Accrued interest receivable	106,230	105,637
Goodwill	1,382,442	1,373,625
Other intangible assets, net	70,449	86,772
Other assets	971,961	717,600
Total Assets	$40,686,076	$37,436,020
Liabilities
Deposits:
Non-interest bearing	$9,205,266	$6,710,408
Interest bearing:
Savings, NOW and money market	16,015,658	12,757,484
Time	6,714,678	9,717,945
Total deposits	31,935,602	29,185,837
Short-term borrowings	1,147,958	1,093,280
Long-term borrowings	2,295,665	2,122,426
Junior subordinated debentures issued to capital trusts	56,065	55,718
Lease liabilities	276,675	309,849
Accrued expenses and other liabilities	381,991	284,722
Total Liabilities	36,093,956	33,051,832
Shareholders’ Equity
Preferred stock, no par value; authorized 50,000,000 shares:
Series A (4,600,000 shares issued at December 31, 2020 and December 31, 2019)	111,590	111,590
Series B (4,000,000 shares issued at December 31, 2020 and December 31, 2019)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 403,881,488 shares at December 31, 2020 and 403,322,773 shares at December 31, 2019)	141,746	141,423
Surplus	3,637,468	3,622,208
Retained earnings	611,158	443,559
Accumulated other comprehensive loss	(7,718)	(32,214)
Treasury stock, at cost (22,490 common shares at December 31, 2020 and 44,383 common shares at December 31, 2019)	(225)	(479)
Total Shareholders’ Equity	4,592,120	4,384,188
Total Liabilities and Shareholders’ Equity	$40,686,076	$37,436,020

See accompanying notes to consolidated financial statements.

2020 Form 10-K	72

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$1,284,707	$1,198,908	$1,033,993
Interest and dividends on investment securities:
Taxable	70,249	86,926	87,306
Tax-exempt	14,563	17,420	21,504
Dividends	11,644	12,023	13,209
Interest on federal funds sold and other short-term investments	2,556	5,723	3,236
Total interest income	1,383,719	1,321,000	1,159,248
Interest Expense
Interest on deposits:
Savings, NOW and money market	76,169	145,177	108,394
Time	106,067	166,693	81,959
Interest on short-term borrowings	11,372	47,862	45,930
Interest on long-term borrowings and junior subordinated debentures	71,207	63,220	65,762
Total interest expense	264,815	422,952	302,045
Net Interest Income	1,118,904	898,048	857,203
Provision for credit losses for held to maturity securities	635	—	—
Provision for credit losses for loans	125,087	24,218	32,501
Net Interest Income After Provision for Credit Losses	993,182	873,830	824,702
Non-Interest Income
Trust and investment services	12,415	12,646	12,633
Insurance commissions	7,398	10,409	15,213
Service charges on deposit accounts	18,257	23,636	26,817
Gains (losses) on securities transactions, net	524	(150)	(2,342)
Other-than-temporary impairment losses on securities	—	(2,928)	—
Fees from loan servicing	10,352	9,794	9,319
Gains on sales of loans, net	42,251	18,914	20,515
(Losses) gains on sales of assets, net	(1,891)	78,333	(2,401)
Bank owned life insurance	10,083	8,232	8,691
Other	83,643	55,634	45,607
Total non-interest income	183,032	214,520	134,052
Non-Interest Expense
Salary and employee benefits expense	333,221	327,431	333,816
Net occupancy and equipment expense	129,002	118,191	108,763
FDIC insurance assessment	18,949	21,710	28,266
Amortization of other intangible assets	24,645	18,080	18,416
Professional and legal fees	32,348	20,810	34,141
Loss on extinguishment of debt	12,036	31,995	—
Amortization of tax credit investments	13,335	20,392	24,200
Telecommunication expenses	10,737	9,883	12,102
Other	71,875	63,063	69,357
Total non-interest expense	646,148	631,555	629,061
Income Before Income Taxes	530,066	456,795	329,693
Income tax expense	139,460	147,002	68,265
Net Income	390,606	309,793	261,428
Dividends on preferred stock	12,688	12,688	12,688
Net Income Available to Common Shareholders	$377,918	$297,105	$248,740

73	2020 Form 10-K

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME—(Continued)

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except for share data)
Earnings Per Common Share:
Basic	$0.94	$0.88	$0.75
Diluted	0.93	0.87	0.75
Cash Dividends Declared Per Common Share	0.44	0.44	0.44
Weighted Average Number of Common Shares Outstanding:
Basic	403,754,356	337,792,270	331,258,964
Diluted	405,046,207	340,117,808	332,693,718

See accompanying notes to consolidated financial statements.

2020 Form 10-K	74

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$390,606	$309,793	$261,428
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on debt securities available for sale
Net gains (losses) arising during the period	27,845	39,262	(22,932)
Less reclassification adjustment for net (gains) losses included in net income	(377)	119	2,237
Total	27,468	39,381	(20,695)
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(2,251)	(989)	1,874
Less reclassification adjustment for net losses included in net income	2,074	1,291	2,494
Total	(177)	302	4,368
Defined benefit pension plan
Net losses arising during the period	(3,418)	(2,561)	(7,151)
Amortization of prior service (credit) cost	(98)	(93)	146
Amortization of actuarial net loss	721	188	447
Total	(2,795)	(2,466)	(6,558)
Total other comprehensive income (loss)	24,496	37,217	(22,885)
Total comprehensive income	$415,102	$347,010	$238,543

See accompanying notes to consolidated financial statements.

75	2020 Form 10-K

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2017	$209,691	264,469	$92,727	$2,060,356	$216,733	$(46,005)	$(337)	$2,533,165
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	—	480	(480)	—	—
Reclassification due to the adoption of ASU No. 2017-12	—	—	—	—	61	(61)	—	—
Adjustment due to the adoption of ASU No. 2016-16	—	—	—	—	(17,611)	—	—	(17,611)
Balance - January 1, 2018	209,691	264,469	92,727	2,060,356	199,663	(46,546)	(337)	2,515,554
Net income	—	—	—	—	261,428	—	—	261,428
Other comprehensive loss, net of tax	—	—	—	—	—	(22,885)	—	(22,885)
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $1.38 per share	—	—	—	—	(5,500)	—	—	(5,500)
Common Stock, $0.44 per share	—	—	—	—	(146,346)	—	—	(146,346)
Effect of stock incentive plan, net	—	1,955	771	21,022	(2,415)	—	(2,198)	17,180
Common stock issued	—	65,007	22,742	715,121	—	—	348	738,211
Balance - December 31, 2018	$209,691	331,431	$116,240	$2,796,499	$299,642	$(69,431)	$(2,187)	$3,350,454
Adjustment due to the adoption of ASU No. 2016-02	—	—	—	—	4,414	—	—	4,414
Adjustment due to the adoption of ASU No. 2017-08	—	—	—	—	(1,446)	—	—	(1,446)
Balance - January 1, 2019	209,691	331,431	116,240	2,796,499	302,610	(69,431)	(2,187)	3,353,422
Net income	—	—	—	—	309,793	—	—	309,793
Other comprehensive income, net of tax	—	—	—	—	—	37,217	—	37,217
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $1.38 per share	—	—	—	—	(5,500)	—	—	(5,500)
Common Stock, $0.44 per share	—	—	—	—	(154,689)	—	—	(154,689)
Effect of stock incentive plan, net	—	726	291	15,346	(1,467)	—	1,708	15,878
Common stock issued	—	71,121	24,892	810,363	—	—	—	835,255
Balance - December 31, 2019	$209,691	403,278	$141,423	$3,622,208	$443,559	$(32,214)	$(479)	$4,384,188

2020 Form 10-K	76

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY—(Continued)
		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2019	$209,691	403,278	$141,423	$3,622,208	$443,559	$(32,214)	$(479)	$4,384,188
Adjustment due to the adoption of ASU No. 2016-13	—	—	—	—	(28,187)	—	—	(28,187)
Balance - January 1, 2020	209,691	403,278	141,423	3,622,208	415,372	(32,214)	(479)	4,356,001
Net income	—	—	—	—	390,606	—	—	390,606
Other comprehensive income, net of tax	—	—	—	—	—	24,496	—	24,496
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $1.38 per share	—	—	—	—	(5,500)	—	—	(5,500)
Common Stock, $0.44 per share	—	—	—	—	(179,277)	—	—	(179,277)
Effect of stock incentive plan, net	—	581	323	15,260	(2,855)	—	254	12,982
Balance - December 31, 2020	$209,691	403,859	$141,746	$3,637,468	$611,158	$(7,718)	$(225)	$4,592,120

See accompanying notes to consolidated financial statements.

77	2020 Form 10-K

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$390,606	$309,793	$261,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,615	53,317	27,554
Stock-based compensation	16,154	14,726	19,472
Provision for credit losses	125,722	24,218	32,501
Net amortization of premiums and accretion of discounts on securities and borrowings	38,315	29,512	38,454
Amortization of other intangible assets	24,645	18,080	18,416
(Gains) losses on securities transactions, net	(524)	150	2,342
Proceeds from sales of loans held for sale	1,019,841	509,448	398,350
Gains on sales of loans, net	(42,251)	(18,914)	(20,515)
Net impairment losses on securities recognized in earnings	—	2,928	—
Originations of loans held for sale	(1,211,227)	(537,985)	(406,087)
Losses (gains) on sales of assets, net	1,891	(78,333)	2,401
Net deferred income tax (benefit) expense	(5,060)	15,228	(11,780)
Net change in:
Cash surrender value of bank owned life insurance	(10,083)	(8,232)	(8,691)
Accrued interest receivable	(593)	1,440	(9,183)
Other assets	(311,760)	(163,330)	(33,144)
Accrued expenses and other liabilities	58,234	57,882	(7,562)
Net cash provided by operating activities	151,525	229,928	303,956
Cash flows from investing activities:
Net loan originations and purchases	(2,490,937)	(2,538,909)	(3,257,939)
Equity securities:
Purchases	(8,337)	(14,776)	—
Sales	28,439	24,748	—
Held to maturity debt securities:
Purchases	(682,509)	(701,879)	(264,721)
Maturities, calls and principal repayments	824,477	424,475	241,077
Available for sale debt securities:
Purchases	(333,971)	(30,392)	(289,554)
Sales	30,020	271,901	44,377
Maturities, calls and principal repayments	555,589	316,024	255,031
Death benefit proceeds from bank owned life insurance	15,043	9,560	4,220
Proceeds from sales of real estate property and equipment	19,111	109,043	7,786
Proceeds from sales of loans held for investments	30,020	1,234,022	289,633
Purchases of real estate property and equipment	(24,607)	(23,375)	(26,440)
Cash and cash equivalents acquired in acquisitions	—	22,239	156,612
Net cash used in investing activities	$(2,037,662)	$(897,319)	$(2,839,918)

2020 Form 10-K	78

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows from financing activities:
Net change in deposits	$2,749,765	$1,808,148	$2,734,669
Net change in short-term borrowings	54,678	(1,036,134)	720,307
Proceeds from issuance of long-term borrowings, net	838,388	950,000	—
Repayments of long-term borrowings	(667,739)	(890,000)	(750,682)
Cash dividends paid to preferred shareholders	(12,688)	(12,688)	(15,859)
Cash dividends paid to common shareholders	(177,965)	(146,537)	(138,857)
Purchase of common shares to treasury	(5,374)	(1,805)	(3,801)
Common stock issued, net	2,202	2,957	2,704
Other, net	(612)	(492)	—
Net cash provided by financing activities	2,780,655	673,449	2,548,481
Net change in cash and cash equivalents	894,518	6,058	12,519
Cash and cash equivalents at beginning of year	434,687	428,629	416,110
Cash and cash equivalents at end of year	$1,329,205	$434,687	$428,629
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$279,042	$415,649	$290,444
Federal and state income taxes	148,383	106,336	53,587
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$4,040	$5,100	$743
Loans transferred to loans held for sale	30,020	1,234,022	289,633
Lease right of use assets obtained in exchange for operating lease liabilities	16,062	312,143	—
Acquisition:
Non-cash assets acquired:
Equity securities	$—	$51,382	$—
Investment securities available for sale	—	335,894	308,385
Investment securities held to maturity	—	4,877	214,217
Loans	—	3,378,358	3,736,984
Premises and equipment	—	23,585	62,066
Bank owned life insurance	—	101,896	49,052
Accrued interest receivable	—	11,781	12,123
Goodwill	—	297,777	394,028
Other intangible assets	—	20,690	45,906
Other assets	—	50,873	100,059
Total non-cash assets acquired	$—	$4,277,113	$4,922,820
Liabilities assumed:
Deposits	$—	$2,924,716	$3,564,843
Short-term borrowings	—	10,500	649,979
Long-term borrowings	—	430,130	87,283
Junior subordinated debentures issued to capital trusts	—	—	13,249
Accrued expenses and other liabilities	—	98,751	26,848
Total liabilities assumed	$—	$3,464,097	$4,342,202
Net non-cash assets acquired	$—	$813,016	$580,618
Net cash and cash equivalents acquired in acquisition	$—	$22,239	$156,612
Common stock issued in acquisition	$—	$835,255	$737,230
See accompanying notes to consolidated financial statements.

79	2020 Form 10-K

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)
Business
Valley National Bancorp, a New Jersey Corporation (Valley), is a bank holding company whose principal wholly-owned subsidiary is Valley National Bank (the “Bank”), a national banking association providing a full range of commercial, retail and trust and investment services largely through its offices and ATM network throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Florida and Alabama. The Bank is subject to intense competition from other financial service providers and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.
Valley National Bank’s subsidiaries are all included in the consolidated financial statements of Valley. These subsidiaries include, but are not limited to:
•an insurance agency offering property and casualty, life and health insurance;
•an asset management adviser that is a registered investment adviser with the Securities and Exchange Commission (SEC);
•a title insurance agency in New York, which also provides services in New Jersey;
•subsidiaries which hold, maintain and manage investment assets for the Bank;
•a subsidiary which specializes in health care equipment lending and other commercial equipment leases; and
•a subsidiary which owns and services New York commercial loans.
The Bank’s subsidiaries also include real estate investment trust subsidiaries (the “REIT” subsidiaries) which own real estate related investments and a REIT subsidiary which owns some of the real estate utilized by the Bank and related real estate investments. Except for Valley’s REIT subsidiaries and its insurance agency (10% of which is owned by the insurance agency's co-CEOs), all subsidiaries mentioned above are directly or indirectly wholly-owned by the Bank. Because each REIT subsidiary must have 100 or more shareholders to qualify as a REIT, each REIT subsidiary has issued less than 20 percent of its outstanding non-voting preferred stock to individuals, most of whom are current and former Bank employees. The Bank owns the remaining preferred stock and all the common stock of the REITs.
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
Significant Estimates. In preparing the consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that require application of management’s most difficult, subjective or complex judgment and are particularly susceptible to change include: the allowance for credit losses, the evaluation of goodwill and other intangible assets for impairment, and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates. Actual results may differ from those estimates. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks (including the Federal Reserve Bank of New York) and, from time to time, overnight federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a

2020 Form 10-K	80

percentage of deposits. These reserve balances totaled $896.1 million and $114.4 million at December 31, 2020 and 2019, respectively.
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
Interest income on investments includes amortization of purchase premiums and discounts. Valley discontinues the recognition of interest on debt securities if the securities meet both of the following criteria: (i) regularly scheduled interest payments have not been paid or have been deferred by the issuer, and (ii) full collection of all contractual principal and interest payments is not deemed to be the most likely outcome.
Allowance for Credit Losses for Held to Maturity Debt Securities
On January 1, 2020, Valley adopted Accounting Standards Update (ASU) No. 2016-13, which requires us to estimate and recognize an allowance for credit losses for held to maturity debt securities using the current expected credit loss methodology (CECL).
Valley's CECL model includes a zero loss expectation for certain securities within the held to maturity portfolio, and therefore Valley is not required to estimate an allowance for credit losses related to these securities. After an evaluation of qualitative factors, Valley identified the following securities types which it believes qualify for this exclusion: U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds commonly referred to as Tax Exempt Mortgage Securities (TEMS).
To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third-party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. The model is adjusted for a probability weighted multi-scenario economic forecast to estimate future credit losses. Valley uses a two-year reasonable and supportable forecast period, followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the investment security. The economic forecast methodology and governance for debt securities is aligned with Valley's economic forecast used for the loan portfolio. Accrued interest receivable is excluded from the estimate of credit losses.
See the "New Authoritative Accounting Guidance" section below and Note 4 for more details regarding our adoption of ASU No. 2016-13 and the allowance for credit losses for held to maturity securities.
Impairment of Available for Sale Debt Securities
The impairment model for available for sale debt securities differs from the CECL methodology applied to held to maturity debt securities because the available for sale debt securities are measured at fair value rather than amortized cost. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, Valley considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. Valley also assesses the intent to sell the securities (as well as the likelihood of a near-term recovery). If Valley intends to sell

81	2020 Form 10-K

an available for sale debt security or it is more likely than not that Valley will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged to the debt security’s fair value at the reporting date with any incremental impairment reported in earnings. See Note 4 for additional information.
Prior to January 1, 2020, Valley evaluated its investment securities classified as held to maturity and available for sale for other-than temporary impairment. Valley's evaluation of other-than-temporary impairment considered factors that included, among others, the causes of the decline in fair value, such as credit problems, interest rate fluctuations, or market volatility; and the severity and duration of the decline. Valley also assessed the intent and ability to hold the securities (as well as the likelihood of a near-term recovery), and the intent to sell the securities and whether it is more likely than not that Valley was required to sell the securities before the recovery of their amortized cost basis. Once a debt security was deemed to be other-than-temporarily impaired, it was written down to fair value with the estimated credit related component was recognized as an other-than-temporary impairment charge in non-interest income. The non-credit related component was recorded as an adjustment to accumulated other comprehensive income (loss), net of tax.
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
Loans and Loan Fees
Loans are reported at their outstanding principal balance net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premium or discounts on purchased loans, except for purchased credit deteriorated (PCD) loans recorded at the purchase price, including non-credit discounts, plus the allowance for credit losses expected at the time of acquisition. Loan origination and commitment fees, net of related costs are deferred and amortized as an adjustment of loan yield over the estimated life of the loans approximating the effective interest method.
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
Allowance for Credit Losses for Loans
As noted previously, Valley adopted ASU No. 2016-13 on January 1, 2020, and thus 2020 follows the current expected credit losses methodology. Prior periods have been reported in accordance with previously applicable GAAP, which followed the incurred credit losses methodology. The following policies noted are under the current expected credit losses methodology. A summary of Valley’s previous policies under the incurred credit losses methodology follows at the end of this section.
The allowance for credit losses (ACL) is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Provisions for credit losses for loans and recoveries on loan previously charged-off by Valley are added back to the allowance.
Under CECL, Valley's methodology to establish the allowance for credit losses for loans has two basic components: (1) a collective reserve component for estimated lifetime expected credit losses for pools of loans that share common risk characteristics and (2) an individual reserve component for loans that do not share common risk characteristics. Previously, an allowance for loan losses was recognized based on probable incurred losses.
Reserves for loans that share common risk characteristics. Valley estimated the collective ACL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. In estimating the component of the

2020 Form 10-K	82

allowance on a collective basis, Valley uses a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics. The metrics are based on the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool, and the severity of loss, based on the aggregate net lifetime losses. The model's expected losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) the impact of the reasonable and supportable economic forecast, probability weightings and reversion period, (ii) other asset specific risks to the extent they do not exist in the historical loss information, and (iii) net expected recoveries of charged off loan balances. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses. The expected lifetime loss rate is the life of loan loss percentage from the transition matrix model plus the impact of the adjustments for qualitative factors. The expected credit losses are the product of multiplying the model’s expected lifetime loss rate by the exposure at default at period end on an undiscounted basis.
Valley utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan on a straight-line basis. The forecasts consist of a multi-scenario economic forecast model to estimate future credit losses that is governed by a cross-functional committee. The committee meets each quarter to determine which economic scenarios developed by Moody's will be incorporated into the model, as well as the relative probability weightings of the selected scenarios, based upon all readily available information. The model projects economic variables under each scenario based on detailed statistical analyses. Valley has identified and selected key variables that most closely correlated to its historical credit performance, which include: GDP, unemployment and the Case-Shiller Home Price Index.
The loan credit quality data utilized in the transition matrix model is based on an internal credit risk rating system for the commercial and industrial loan and commercial real estate loan portfolio segments and delinquency aging status for the residential and consumer loan portfolio segments. Loans are risk-rated based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial and industrial loans and commercial real estate loans, and evaluated by the Loan Review Department on a test basis. Loans with a grade that is below “Pass” grade are adversely classified. Once a loan is adversely classified, the assigned relationship manager and/or a special assets officer in conjunction with the Credit Risk Management Department analyzes the loan to determine whether the loan is a collateral dependent asset (i.e., repayment is expected to be provided substantially through the sale or operation of the collateral) and the need to specifically assign a specific valuation allowance for loan losses to the loan, as discussed further below.
Reserves for loans that that do not share common risk characteristics. Valley measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of collateral dependent, troubled debt restructured (TDR) loans, and expected TDR loans, based on the amount of lifetime expected credit losses calculated on those loans and charge-offs of those amounts determined to be uncollectible. Factors considered by Valley in measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due. Collateral dependent loan balances are written down to the estimated current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment is based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate is compared to the carrying value of the loan, and any shortfall is recorded as the allowance for credit losses. The effective interest rate used to discount expected cash flows is adjusted to incorporate expected prepayments, if applicable.

Valley elected to exclude accrued interest on loans from the amortized cost of loans held for investment. The accrued interest is presented separately in the consolidated statements of financial condition.

Loans charge-offs. Loans rated as "loss" within Valley's internal rating system are charged-off. Commercial loans are generally assessed for full or partial charge-off to the net realizable value for collateral dependent loans when a loan is between 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. Residential loans and home equity loans are generally charged-off to net realizable value when the loan is 120 days past due (or sooner when the borrowers’ obligation has been released in bankruptcy). Automobile loans are fully charged-off when the loan is 120 days past due or partially charged-off to the net realizable value of collateral, if the collateral is recovered prior to such time. Unsecured consumer loans are generally fully charged-off when the loan is 150 days past due.
Under the incurred credit losses methodology utilized in the prior periods, the allowance for credit losses was maintained at a level estimated to absorb probable credit losses inherent in the loan portfolio, as well as other credit risk related charge-offs. The allowance is based on ongoing evaluations of the probable estimated losses inherent in the non-purchase credit impaired

83	2020 Form 10-K

(PCI) loan portfolio and off-balance sheet unfunded letters of credit, as well as reserves for impairment of PCI loans subsequent to their acquisition date. Valley had no allowance reserves related to PCI loans at December 31, 2019.
The Bank’s methodology for evaluating the appropriateness of the allowance included grouping the loan portfolio into loan segments based on common risk characteristics, tracking the historical levels of classified loans and delinquencies, estimating the appropriate loss look-back and loss emergence periods related to historical losses for each loan segment, providing specific reserves on impaired loans, and assigning incremental reserves where necessary based upon qualitative and economic outlook factors including numerous variables, such as the nature and trends of recent loan charge-offs. Additionally, the volume of non-performing loans, concentration risks by size, type, and geography, new markets, collateral adequacy, credit policies and procedures, staffing, underwriting consistency, loan review and economic conditions are taken into consideration.
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
Allowance for Unfunded Credit Commitments
The allowance for unfunded credit commitments consists of undisbursed non-cancellable lines of credit, new loan commitments and commercial letters of credit valued using a similar CECL methodology as used for loans. Management's estimate of expected losses inherent in these off-balance sheet credit exposures also incorporates estimated utilization rate over the commitment's contractual period or an expected pull-through rate for new loan commitments. The allowance for unfunded credit commitments is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
See Note 5 for a discussion of Valley’s loan credit quality and additional allowance for credit losses.
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

2020 Form 10-K	84

Lease liabilities are discounted to their net present values on the balance sheet based on incremental borrowing rates as determined at the lease commencement dates using quoted interest rates for readily available borrowings, such as fixed rate FHLB borrowings, with similar terms as the lease obligations. Lease liabilities are reduced by actual lease payments.
See Note 6 for additional information on Valley's lease related assets and obligations.
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
Other Real Estate Owned
Valley acquires other real estate owned (OREO) through foreclosure on loans secured by real estate. OREO is reported at the lower of cost or fair value, as established by a current appraisal (less estimated costs to sell) and it is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from valuation write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense. OREO totaled $5.1 million and $9.4 million at December 31, 2020 and 2019, respectively. OREO included foreclosed residential real estate properties totaling $1.0 million and $2.1 million at December 31, 2020 and 2019, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.9 million and $2.8 million at December 31, 2020 and 2019, respectively.
Goodwill
Intangible assets resulting from acquisitions under the acquisition method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” below). Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired and is not amortized. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired.
Prior to January 1, 2020, goodwill impairment was determined using a two-step quantitative test. On January 1, 2020, Valley adopted ASU No. 2017-04, which simplified the impairment test by eliminating the step two requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment loss is recognized if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the unit (formerly step one of the two-step test). Goodwill is allocated to Valley's reporting unit, which is a business segment or one level below, at the date goodwill is recorded. Under current accounting guidance, Valley may choose to perform an optional qualitative assessment to determine whether it is necessary to perform the single-step quantitative goodwill impairment test for one or more reporting units each annual period.
Valley reviews goodwill for impairment annually during the second quarter using a quantitative test, or more frequently if a triggering event indicates impairment may have occurred. Our determination of whether or not goodwill is impaired requires us to make judgments, and use significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance.
Other Intangible Assets
Other intangible assets primarily consist of loan servicing rights (largely generated from loan servicing retained by the Bank on residential mortgage loan originations sold in the secondary market to government sponsored enterprises), core

85	2020 Form 10-K

deposits (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) and, to a much lesser extent, customer lists obtained through acquisitions. Other intangible assets are amortized using various methods over their estimated lives and are periodically evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impairment is deemed to exist, an adjustment is recorded to earnings in the current period for the difference between the fair value of the asset and its carrying amount. See further details regarding loan servicing rights below.
Loan Servicing Rights
Loan servicing rights are recorded when originated mortgage loans are sold with servicing rights retained, or when servicing rights are purchased. Valley initially records the loan servicing rights at fair value. Subsequently, the loan servicing rights are carried at the lower of unamortized cost or market (i.e., fair value). The fair values of the loan servicing rights for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that uses various inputs and assumptions, including but not limited to, prepayment speeds, internal rate of return (“discount rate”), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.
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
Stock-Based Compensation
Compensation expense for restricted stock units, restricted stock and stock option awards (i.e., non-vested stock awards) is based on the fair value of the award on the date of the grant and is recognized ratably over the service period of the award. Beginning in 2019, Valley's long-term incentive compensation plan was amended to include a service period requirement for award grantees who are eligible for retirement pursuant to which an award will vest at one-twelfth per month after the grant date, which requires the grantees to continue service with Valley for one year in order for the award to fully vest. Compensation expense for these awards is amortized monthly over a one year period after the grant date. Prior to 2019, award grantees who were eligible for retirement did not have a service period requirement. Compensation expense for these awards is recognized immediately in earnings. The service period for non-retirement eligible employees is the shorter of the stated vesting period of the award or the period until the employee’s retirement eligibility date. The fair value of each option granted is estimated using a binomial option pricing model. The fair value of restricted stock units and awards is based upon the last sale price reported for Valley’s common stock on the date of grant or the last sale price reported preceding such date, except for performance-based stock awards with a market condition. The grant date fair value of a performance-based stock award that vests based on a market condition is determined by a third party specialist using a Monte Carlo valuation model. See Note 12 for additional information.
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

2020 Form 10-K	86

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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(in thousands, except for share data)
Net income available to common shareholders	$377,918	$297,105	$248,740
Basic weighted-average number of common shares outstanding	403,754,356	337,792,270	331,258,964
Plus: Common stock equivalents	1,291,851	2,325,538	1,434,754
Diluted weighted-average number of common shares outstanding	405,046,207	340,117,808	332,693,718
Earnings per common share:
Basic	$0.94	$0.88	$0.75
Diluted	0.93	0.87	0.75

87	2020 Form 10-K

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with restricted stock units. Potential anti-dilutive weighted common shares totaled approximately 1.7 million, 288 thousand, and 2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Preferred and Common Stock Dividends
Valley issued 4.6 million and 4.0 million shares of non-cumulative perpetual preferred stock in June 2015 and August 2017, respectively, which were initially recorded at fair value. See Note 18 for additional details on the preferred stock issuances. The preferred shares are senior to Valley common stock, whereas the current year dividends must be paid before Valley can pay dividends to its common shareholders. Preferred dividends declared are deducted from net income for computing income available to common shareholders and earnings per common share computations.
Cash dividends to both preferred and common shareholders are payable and accrued when declared by Valley's Board of Directors.
Treasury Stock
Treasury stock is recorded using the cost method and accordingly is presented as a reduction of shareholders’ equity.
Derivative Instruments and Hedging Activities
As part of its asset/liability management strategies and to accommodate commercial borrowers, Valley has used interest rate swaps to hedge variability in cash flows or fair values caused by changes in interest rates. Valley also uses derivatives not designated as hedges for non-speculative purposes to (1) manage its exposure to interest rate movements related to a service for commercial lending customers, (2) share the risk of default on the interest rate swaps related to certain purchased or sold loan participations through the use of risk participation agreements and (3) manage the interest rate risk of mortgage banking activities with customer interest rate lock commitments and forward contracts to sell residential mortgage loans. Valley also has hybrid instruments, consisting of market linked certificates of deposit with an embedded swap contract. Valley records all derivatives including embedded derivatives as assets or liabilities at fair value on the consolidated statements of financial condition.
Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. On a quarterly basis, Valley assesses the effectiveness of each hedging relationship by comparing the changes in cash flows or fair value of the derivative hedging instrument with the changes in cash flows or fair value of the designated hedged item or transaction. If a hedging relationship is terminated due to ineffectiveness, and the derivative instrument is not re-designated to a new hedging relationship, the subsequent change in fair value of such instrument is charged directly to earnings. Derivatives not designated as hedges do not meet the hedge accounting requirements under U.S. GAAP. Changes in fair value of derivatives not designated in hedging relationships are recorded directly in earnings. Valley calculates the credit valuation adjustments to the fair value of derivatives designated as fair value hedges on a net basis by counterparty portfolio, as an accounting policy election.
New Authoritative Accounting Guidance
New Accounting Guidance Adopted in 2020. ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" amends the accounting guidance on the impairment of financial instruments. The FASB issued an amendment to replace the incurred loss impairment methodology under prior accounting guidance with a new CECL model.

Valley adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective approach for all financial assets measured at amortized cost (except for PCD loans) and off-balance sheet credit exposures. At adoption, Valley recorded a $100.4 million increase to its allowance for credit losses, including reserves of $92.5 million, $7.1 million and $793 thousand

2020 Form 10-K	88

related to loans, unfunded credit commitments and held to maturity debt securities, respectively. Of the $92.5 million in loan reserves, $61.6 million represents PCD loan related reserves which were recognized through a gross-up that increased the amortized cost basis of loans with a corresponding increase to the allowance for credit losses, and therefore resulted in no impact to shareholders' equity. The remaining non-credit discount of $97.7 million related to PCD loans is accreted into interest income over the life of the loans at the effective interest rate effective January 1, 2020. Valley elected the prospective transition approach for PCD loans that were previously classified as purchased-credit impaired (PCI) loans. Under this guidance, Valley was not required to reassess whether PCI loans met the PCD loans criteria as of the date of the date of adoption. The non-PCD loan related increase to the allowance for credit losses of $38.8 million, including the reserves for unfunded loan commitments and held to maturity debt securities, was offset in shareholders' equity and deferred tax assets. See Notes 4 and 5 for allowance for credit losses required disclosures. Reporting periods prior to the adoption date are presented in accordance with previously applicable GAAP.

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
New Accounting Guidance Issued in 2020. ASU No. 2020-04, "Reference Rate Reform (Topic 848)" provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued, subject to meeting certain criteria. Under the new guidance, an entity can elect by accounting topic or industry subtopic to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. A one-time election to sell and/or transfer held to maturity debt securities that reference a rate affected by reference rate reform is also allowed. ASU No. 2020-04 became effective for all entities as of March 12, 2020 and can apply to all LIBOR reference rate modifications any time through December 31, 2022. Management is currently evaluating the impact of the ASU on Valley’s consolidated financial statements. Valley has established a working group to identify and prepare fall back language and replacement provisions. In addition, the working group is evaluating substitute indices for LIBOR and testing Valley's models and systems that currently use LIBOR to ensure reference rates change readiness.
New Accounting Guidance Adopted in the First Quarter 2021. ASU No. 2020-08, "Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs" provides clarification and affects the guidance previously issued by ASU No. 2017-08 “Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU No. 2020-08 clarifies that an entity should reevaluate whether a debt security with multiple call dates is within the scope of paragraph 310-20-35-33. For each reporting period, to the extent that the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the premium should be amortized to the next call date, unless the guidance to consider estimated prepayments is applied. Valley adopted ASU No. 2020-08 on January 1, 2021. This new guidance is not expected to have a significant impact on Valley’s consolidated financial statements.

ASU No. 2021-01 "Reference Rate Reform (Topic 848)" extends some of Topic 848’s optional expedients to derivative contracts impacted by the discounting transition, including for derivatives that do not reference LIBOR or other reference rates that are expected to be discontinued. ASU No. 2021-01 is effective for all entities immediately upon issuance and may be elected retrospectively to eligible modifications as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications made on or after any date within the interim period including January 7, 2021. The ASU No. 2021-01 is not expected to have a significant impact on Valley’s consolidated financial statements.

89	2020 Form 10-K

BUSINESS COMBINATIONS (Note 2)

Oritani Financial Corp.
On December 1, 2019, Valley completed its acquisition of Oritani Financial Corp. ("Oritani") and its wholly-owned subsidiary, Oritani Bank. Oritani had approximately $4.3 billion in assets, $3.4 billion in net loans and $2.9 billion in deposits, after purchase accounting adjustments, and a branch network of 26 locations. The acquisition represented a significant addition to Valley's New Jersey franchise, and meaningfully enhanced its presence in the Bergen County market. The common shareholders of Oritani received 1.60 shares of Valley common stock for each Oritani share that they owned prior to the merger. The total consideration for the acquisition was approximately $835.3 million, consisting of 71.1 million shares of Valley common stock and the outstanding Oritani stock-based awards.
Merger expenses totaled $1.9 million and $16.6 million for the years ended December 31, 2020 and 2019, respectively, which primarily related to salary and employee benefits, as well as professional and legal, net occupancy and equipment, and other expenses. These expenses are included in non-interest expense on the consolidated statements of income.
During 2020, Valley revised the estimated fair values of the acquired assets as of the Oritani acquisition date due to additional information obtained that existed as of December 1, 2019. The adjustments mostly related to the fair value of certain loans, current taxes payable and the valuation of deferred tax assets as of the acquisition date. These adjustments resulted in an $8.8 million increase in goodwill (see Note 8 for amount of goodwill as allocated to Valley's business segments).
Had the acquisition of Oritani taken place on the beginning of the following annual periods presented, Valley’s revenues (defined as the sum of net interest income and non-interest income), net income, basic earnings per share, and diluted earnings per share would have equaled the amounts indicated in the following table for the years ended December 31, 2019 and 2018:

	2019	2018
(in thousands, except per share data)	Unaudited
Revenues	$1,219,887	$1,106,012
Net income	361,079	313,977
Basic earnings per share	0.86	0.75
Diluted earnings per share	0.85	0.75

USAmeriBancorp, Inc.
On January 1, 2018, Valley completed its acquisition of USAmeriBancorp, Inc. (USAB) headquartered in Clearwater, Florida. USAB, largely through its wholly-owned subsidiary, USAmeriBank, had approximately $5.1 billion in assets, $3.7 billion in net loans and $3.6 billion in deposits, after purchase accounting adjustments, and maintained a branch network of 29 offices. The acquisition represented a significant addition to Valley’s Florida presence, primarily in the Tampa Bay market. The acquisition also brought Valley to the Birmingham, Montgomery, and Tallapoosa areas in Alabama, where USAB maintained 15 of its branches. The common shareholders of USAB received 6.1 shares of Valley common stock for each USAB share they owned prior to the merger. The total consideration for the acquisition was approximately $737 million, consisting of 64.9 million shares of Valley common stock and the outstanding USAB stock-based awards.
Merger expenses totaled $17.4 million for the year ended December 31, 2018, which primarily related to salary and employee benefits and other expenses are included in non-interest expense on the consolidated statements of income.
FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Note 3)
Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

2020 Form 10-K	90

Assets and Liabilities Measured at Fair Value on a Recurring Basis and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2020 and 2019. The assets presented under “non-recurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities (1)	$26,379	$18,600	$—	$—
Available for sale debt securities:
U.S. Treasury securities	51,393	51,393	—	—
U.S. government agency securities	26,157	—	26,157	—
Obligations of states and political subdivisions	79,950	—	79,135	815
Residential mortgage-backed securities	1,090,022	—	1,090,022	—
Corporate and other debt securities	91,951	—	91,951	—
Total available for sale debt securities	1,339,473	51,393	1,287,265	815
Loans held for sale (2)	301,427	—	301,427	—
Other assets (3)	387,452	—	387,452	—
Total assets	$2,054,731	$69,993	$1,976,144	$815
Liabilities
Other liabilities (3)	$156,281	$—	$156,281	$—
Total liabilities	$156,281	$—	$156,281	$—
Non-recurring fair value measurements:
Collateral dependent loans	$35,228	$—	$—	$35,228
Loan servicing rights	15,603	—	—	15,603
Foreclosed assets	7,387	—	—	7,387
Total	$58,218	$—	$—	$58,218

91	2020 Form 10-K

		Fair Value Measurements at Reporting Date Using:
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Includes equity securities measured as net asset value (NAV) per share (or its equivalent) as a practical expedient totaling $7.8 million at December 31, 2020. These securities have not been classified in the fair value hierarchy.
(2)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $286.4 million and $74.5 million at December 31, 2020 and 2019, respectively.
(3)Derivative financial instruments are included in this category.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following valuation techniques were used for financial instruments measured at fair value on a recurring basis. All of the valuation techniques described below apply to the unpaid principal balance, excluding any accrued interest or dividends at the measurement date. Interest income and expense are recorded within the consolidated statements of income depending on the nature of the instrument using the effective interest method based on acquired discount or premium.
Equity Securities. The fair value of equity securities largely consists of a publicly traded mutual fund, a Community Reinvestment Act (CRA) investment fund that is carried at quoted prices in active markets and privately held CRA funds measured at NAV.
Available for sale debt securities. All U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived

2020 Form 10-K	92

from market observable data. In addition, Valley reviews the volume and level of activity for all available for sale securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume.
In calculating the fair value of one impaired special revenue bond (within obligations of states and political subdivisions in the table above) under Level 3, Valley prepared its best estimate of the present value of the cash flows to determine an internal price estimate. In determining the internal price, Valley utilized recent financial information and developments provided by the issuer, as well as other unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing of the defaulted security. A quoted price received from an independent pricing service was weighted with the internal price estimate to determine the fair value of the instrument at December 31, 2020 and 2019. See Note 4 for additional information regarding this impaired security.
Loans held for sale.  Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2020 and 2019 based on the short duration these assets were held and the credit quality of these loans.
Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR, Overnight Index Swap and Secured Overnight Financing Rate (SOFR) curves for all cleared derivatives. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at December 31, 2020 and 2019), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2020 and 2019.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The following valuation techniques were used for certain non-financial assets measured at fair value on a non-recurring basis, including collateral dependent loans reported at the fair value of the underlying collateral, loan servicing rights and foreclosed assets, which are reported at fair value upon initial recognition or subsequent impairment as described below.
Collateral dependent loans.  Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At December 31, 2020, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. The collateral dependent loan direct charge-offs to the allowance for loan losses totaled $4.5 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, collateral dependent loans, primarily consisting of taxi medallion loans, with a total amortized cost of $104.4 million and $74.6 million at December 31, 2020 and 2019, respectively, were reduced by specific allowance for loan losses allocations totaling $69.1 million and $35.5 million to a reported total net carrying amount of $35.2 million and $39.1 million at December 31, 2020 and 2019, respectively.
Loan servicing rights.  Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (discount rate), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2020, the fair value model used a blended prepayment speed (stated as constant prepayment rates) of 19.8 percent and a discount rate of 9.6 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Certain loan servicing rights were re-measured at fair value totaling $15.6 million and $1.6 million at December 31, 2020 and 2019, respectively. See Note 8 for additional information.
Foreclosed assets.  Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value

93	2020 Form 10-K

of the asset occur, an asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. The adjustments to the appraisals of foreclosed assets ranged from 1.5 percent to 22 percent at December 31, 2020 and were not material at December 31, 2019.

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

2020 Form 10-K	94

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at December 31, 2020 and 2019 were as follows:

		2020		2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$257,845	$257,845	$256,264	$256,264
Interest bearing deposits with banks	Level 1	1,071,360	1,071,360	178,423	178,423
Equity securities (1)	Level 3	2,999	2,999	—	—
Held to maturity debt securities:
U.S. Treasury securities	Level 1	68,126	75,484	138,352	144,113
U.S. government agency securities	Level 2	6,222	6,513	7,345	7,362
Obligations of states and political subdivisions	Level 2	470,259	484,506	500,705	513,607
Residential mortgage-backed securities	Level 2	1,550,306	1,589,655	1,620,119	1,629,572
Trust preferred securities	Level 2	37,348	30,033	37,324	31,382
Corporate and other debt securities	Level 2	40,750	41,421	32,250	32,684
Total held to maturity debt securities (2)		2,173,011	2,227,612	2,336,095	2,358,720
Net loans	Level 3	31,876,869	31,635,060	29,537,449	28,964,396
Accrued interest receivable	Level 1	106,230	106,230	105,637	105,637
Federal Reserve Bank and Federal Home Loan Bank stock (3)	Level 2	250,116	250,116	214,421	214,421
Financial liabilities
Deposits without stated maturities	Level 1	25,220,924	25,220,924	19,467,892	19,467,892
Deposits with stated maturities	Level 2	6,714,678	6,639,022	9,717,945	9,747,867
Short-term borrowings	Level 1	1,147,958	1,151,478	1,093,280	1,081,879
Long-term borrowings	Level 2	2,295,665	2,405,345	2,122,426	2,181,401
Junior subordinated debentures issued to capital trusts	Level 2	56,065	57,779	55,718	53,889
Accrued interest payable (4)	Level 1	18,839	18,839	33,066	33,066

(1)Represents equity securities without a readily determinable fair value measured at costs less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.

95	2020 Form 10-K

INVESTMENT SECURITIES (Note 4)
Equity Securities
Equity securities carried at fair value totaled $29.4 million and $41.4 million at December 31, 2020 and 2019, respectively. At December 31, 2020, Valley's equity securities consisted of one publicly traded money market mutual fund, CRA investments both public traded and privately held and, to a lesser extent, equity securities without readily determinable fair values.
Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2020 and 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2020
U.S. Treasury securities	$50,031	$1,362	$—	$51,393
U.S. government agency securities	25,067	1,103	(13)	26,157
Obligations of states and political subdivisions:
Obligations of states and state agencies	40,861	970	(32)	41,799
Municipal bonds	37,489	731	(69)	38,151
Total obligations of states and political subdivisions	78,350	1,701	(101)	79,950
Residential mortgage-backed securities	1,050,369	40,426	(773)	1,090,022
Corporate and other debt securities	89,689	2,294	(32)	91,951
Total investment securities available for sale	$1,293,506	$46,886	$(919)	$1,339,473
December 31, 2019
U.S. Treasury securities	$50,952	$12	$(21)	$50,943
U.S. government agency securities	28,982	280	(19)	29,243
Obligations of states and political subdivisions:
Obligations of states and state agencies	78,116	540	(83)	78,573
Municipal bonds	90,662	902	(86)	91,478
Total obligations of states and political subdivisions	168,778	1,442	(169)	170,051
Residential mortgage-backed securities	1,248,814	11,234	(5,262)	1,254,786
Corporate and other debt securities	61,261	628	(111)	61,778
Total investment securities available for sale	$1,558,787	$13,596	$(5,582)	$1,566,801

2020 Form 10-K	96

The age of unrealized losses and fair value of related securities available for sale at December 31, 2020 and 2019 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2020
U.S. government agency securities	$—	$—	$1,479	$(13)	$1,479	$(13)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	1,010	(32)	1,010	(32)
Municipal bonds	6,777	(69)	—	—	6,777	(69)
Total obligations of states and political subdivisions	6,777	(69)	1,010	(32)	7,787	(101)
Residential mortgage-backed securities	41,418	(500)	27,911	(273)	69,329	(773)
Corporate and other debt securities	12,517	(32)	—	—	12,517	(32)
Total	$60,712	$(601)	$30,400	$(318)	$91,112	$(919)
December 31, 2019
U.S. Treasury securities	$25,019	$(21)	$—	$—	$25,019	$(21)
U.S. government agency securities	—	—	1,783	(19)	1,783	(19)
Obligations of states and political subdivisions:
Obligations of states and state agencies	18,540	(21)	8,755	(62)	27,295	(83)
Municipal bonds	—	—	13,177	(86)	13,177	(86)
Total obligations of states and political subdivisions	18,540	(21)	21,932	(148)	40,472	(169)
Residential mortgage-backed securities	240,412	(1,194)	282,798	(4,068)	523,210	(5,262)
Corporate and other debt securities	5,139	(111)	—	—	5,139	(111)
Total	$289,110	$(1,347)	$306,513	$(4,235)	$595,623	$(5,582)
Within the available for sale debt securities portfolio, the total number of security positions in an unrealized loss position at December 31, 2020 was 58 as compared to 182 at December 31, 2019.
As of December 31, 2020, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $789.0 million.

97	2020 Form 10-K

The contractual maturities of available for sale debt securities at December 31, 2020 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$14,553	$14,555
Due after one year through five years	82,656	85,179
Due after five years through ten years	92,674	94,629
Due after ten years	53,254	55,088
Residential mortgage-backed securities	1,050,369	1,090,022
Total investment securities available for sale	$1,293,506	$1,339,473
Actual maturities of available for sale debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities available for sale was 3.4 years at December 31, 2020.
Impairment Analysis of Available for Sale Debt Securities
Valley's available for sale debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These types of securities may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers, including due to the economic effects of COVID-19 pandemic.
Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. See Note 1 for further information regarding Valley's accounting policy. Valley has evaluated available for sale debt securities that are in an unrealized loss position as of December 31, 2020 included in the table above and has determined that the declines in fair value are mainly attributable to market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment during the year ended December 31, 2020 and, as a result, there was no allowance for credit losses for available for sale debt securities at December 31, 2020.
During 2019, Valley recognized a $2.9 million impairment charge on one special revenue bond classified as available for sale (within the obligations of states and state agencies in the tables above). The impairment was due to severe credit deterioration disclosed by the issuer in the second quarter 2019, as well as the issuer's default on its contractual payment. At December 31, 2020, the non-accruing impaired security had an adjusted amortized cost and fair value of $680 thousand and $815 thousand, respectively. At December 31, 2020, the revenue bonds, included in the obligations of states and political subdivisions, are a mix of municipal bonds with investment grade ratings or non-rated revenue bonds mostly secured by Ginnie Mae securities that are commonly referred to as Tax Exempt Mortgage Securities (TEMS) and paying in accordance with their contractual terms.

2020 Form 10-K	98

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of investment debt securities held to maturity at December 31, 2020 and 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2020
U.S. Treasury securities	$68,126	$7,358	$—	$75,484
U.S. government agency securities	6,222	291	—	6,513
Obligations of states and political subdivisions:
Obligations of states and state agencies	262,762	8,060	(105)	270,717
Municipal bonds	207,497	6,292	—	213,789
Total obligations of states and political subdivisions	470,259	14,352	(105)	484,506
Residential mortgage-backed securities	1,550,306	39,603	(254)	1,589,655
Trust preferred securities	37,348	50	(7,365)	30,033
Corporate and other debt securities	40,750	672	(1)	41,421
Total investment securities held to maturity	$2,173,011	$62,326	$(7,725)	$2,227,612
December 31, 2019
U.S. Treasury securities	$138,352	$5,761	$—	$144,113
U.S. government agency securities	7,345	58	(41)	7,362
Obligations of states and political subdivisions:
Obligations of states and state agencies	297,454	7,745	(529)	304,670
Municipal bonds	203,251	5,696	(10)	208,937
Total obligations of states and political subdivisions	500,705	13,441	(539)	513,607
Residential mortgage-backed securities	1,620,119	14,803	(5,350)	1,629,572
Trust preferred securities	37,324	39	(5,981)	31,382
Corporate and other debt securities	32,250	454	(20)	32,684
Total investment securities held to maturity	$2,336,095	$34,556	$(11,931)	$2,358,720

99	2020 Form 10-K

The age of unrealized losses and fair value of related securities held to maturity at December 31, 2020 and 2019 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2020
Obligations of states and political subdivisions	$5,546	$(105)	$—	$—	$5,546	$(105)
Residential mortgage-backed securities	21,599	(245)	2,470	(9)	24,069	(254)
Trust preferred securities	—	—	28,630	(7,365)	28,630	(7,365)
Corporate and other debt securities	10,749	(1)	—	—	10,749	(1)
Total	$37,894	$(351)	$31,100	$(7,374)	$68,994	$(7,725)
December 31, 2019
U.S. government agency securities	$5,183	$(41)	$—	$—	$5,183	$(41)
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,178	(55)	32,397	(474)	43,575	(529)
Municipal bonds	—	—	798	(10)	798	(10)
Total obligations of states and political subdivisions	11,178	(55)	33,195	(484)	44,373	(539)
Residential mortgage-backed securities	307,885	(1,387)	254,915	(3,963)	562,800	(5,350)
Trust preferred securities	—	—	29,990	(5,981)	29,990	(5,981)
Corporate and other debt securities	—	—	4,980	(20)	4,980	(20)
Total	$324,246	$(1,483)	$323,080	$(10,448)	$647,326	$(11,931)
Within the securities held to maturity portfolio, the total number of security positions in an unrealized loss position at December 31, 2020 was 13 as compared to 82 at December 31, 2019.
As of December 31, 2020, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $1.4 billion.
The contractual maturities of investments in debt securities held to maturity at December 31, 2020 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$28,174	$28,290
Due after one year through five years	234,392	246,981
Due after five years through ten years	150,859	154,904
Due after ten years	209,280	207,782
Residential mortgage-backed securities	1,550,306	1,589,655
Total investment securities held to maturity	$2,173,011	$2,227,612
Actual maturities of held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 4.2 years at December 31, 2020.

2020 Form 10-K	100

Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at December 31, 2020 and 2019.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
December 31, 2020
U.S. Treasury securities	$68,126	$—	$—	$—	$68,126
U.S. government agency securities	6,222	—	—	—	6,222
Obligations of states and political subdivisions:
Obligations of states and state agencies	228,286	—	5,650	28,826	262,762
Municipal bonds	166,408	—	—	41,089	207,497
Total obligations of states and political subdivisions	394,694	—	5,650	69,915	470,259
Residential mortgage-backed securities	1,550,306	—	—	—	1,550,306
Trust preferred securities	—	—	—	37,348	37,348
Corporate and other debt securities	—	5,000	—	35,750	40,750
Total investment securities held to maturity	$2,019,348	$5,000	$5,650	$143,013	$2,173,011
December 31, 2019
U.S. Treasury securities	$138,352	$—	$—	$—	$138,352
U.S. government agency securities	7,345	—	—	—	7,345
Obligations of states and political subdivisions:
Obligations of states and state agencies	248,533	5,722	—	43,199	297,454
Municipal bonds	202,642	—	—	609	203,251
Total obligations of states and political subdivisions	451,175	5,722	—	43,808	500,705
Residential mortgage-backed securities	1,620,119	—	—	—	1,620,119
Trust preferred securities	—	—	—	37,324	37,324
Corporate and other debt securities	—	5,000	—	27,250	32,250
Total investment securities held to maturity	$2,216,991	$10,722	$—	$108,382	$2,336,095
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At December 31, 2020, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the "non-rated" category included TEMS securities secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.
Allowance for Credit Losses for Held to Maturity Debt Securities
Valley has a zero loss expectation for certain securities within the held to maturity portfolio, and therefore it is not required to estimate an allowance for credit losses related to these securities under the CECL standard. After an evaluation of qualitative factors, Valley identified the following securities types which it believes qualify for this exclusion: U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds called TEMS. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third-party. See Note 1 for further details.
At December 31, 2020, held to maturity debt securities were carried net of allowance for credit losses totaling $1.4 million. Valley recorded a provision for credit losses of $635 thousand during the year December 31, 2020. There were no net charge-offs of debt securities in the respective periods.
Realized Gains and Losses

101	2020 Form 10-K

Gross gains and losses realized on sales, maturities and other securities transactions included in earnings for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
	(in thousands)
Sales transactions:
Gross gains	$665	$—	$1,769
Gross losses	(9)	—	(3,881)
	$656	$—	$(2,112)
Maturities and other securities transactions:
Gross gains	$34	$67	$42
Gross losses	(166)	(217)	(272)
	$(132)	$(150)	$(230)
Net gains (losses) on securities transactions	$524	$(150)	$(2,342)

Net gains on sales transactions for the year ended December 31, 2020 (as presented in the table above) primarily related to the sales of $30 million of certain available for sale municipal securities. Net losses on sales transactions in 2018 primarily related to the sales of equity securities previously classified as available for sale, certain municipal securities acquired from USAB and all of Valley's private label mortgage-backed securities classified as available for sale, including securities that were previously impaired.
LOANS AND ALLOWANCE FOR CREDIT LOSSES FOR LOANS (Note 5)
The detail of the loan portfolio as of December 31, 2020 and 2019 was as follows:

	2020	2019
	(in thousands)
Loans:
Commercial and industrial *	$6,861,708	$4,825,997
Commercial real estate:
Commercial real estate	16,724,998	15,996,741
Construction	1,745,825	1,647,018
Total commercial real estate loans	18,470,823	17,643,759
Residential mortgage	4,183,743	4,377,111
Consumer:
Home equity	431,553	487,272
Automobile	1,355,955	1,451,623
Other consumer	913,330	913,446
Total consumer loans	2,700,838	2,852,341
Total loans	$32,217,112	$29,699,208

*    Includes $2.2 billion of loans originated under the SBA Paycheck Protection Program (PPP), net of unearned fees totaling $43.2 million at December 31, 2020.
Total loans include net unearned discounts and deferred loan fees of $95.8 million at December 31, 2020 and net unearned premiums and deferred loan costs totaling and $12.6 million at December 31, 2019. Net unearned discounts and deferred loan fees at December 31, 2020 include the non-credit discount on PCD loans and net unearned fees related to PPP loans.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $90.2 million and $86.3 million at December 31, 2020 and December 31, 2019, respectively, and is presented separately in the consolidated statements of financial condition.
Valley transferred and sold $30.0 million and $436.5 million of residential mortgage loans from the loan portfolio to loans held for sale in 2020 and 2019, respectively. Valley transferred and sold $798 million of commercial real estate loans

2020 Form 10-K	102

from the loan portfolio to loans held for sale in 2019. Excluding the loan transfers, there were no other sales of loans from the held for investment portfolio during the years December 31, 2020 and 2019.

Related Party Loans
In the ordinary course of business, Valley has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. All loans to related parties are performing as of December 31, 2020.
The following table summarizes the changes in the total amounts of loans and advances to the related parties during the year ended December 31, 2020:

2020
(in thousands)
Outstanding at beginning of year	$193,281
New loans and advances	71,356
Repayments	(25,012)
Outstanding at end of year	$239,625
Loan Portfolio Risk Elements and Credit Risk Management
Credit risk management.  For all loan types discussed below, Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk appetite. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by the Credit Committee. A reporting system supplements the management review process by providing management with frequent reports concerning loan production, loan quality, internal loan classification, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by Valley to manage its risk across business sectors and through cyclical economic circumstances.
Commercial and industrial loans.  A significant portion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, Valley will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $2.7 billion (including $2.2 billion of SBA guaranteed PPP loans) and $606.1 million at December 31, 2020 and 2019, respectively. The commercial portfolio also includes taxi medallion loans totaling approximately $97.5 million with related reserves of $66.4 million at December 31, 2020. All of these loans are on non-accrual status due to ongoing weakness exhibited in the taxi industry caused by strong competition from alternative ride-sharing services and the economic stress caused by COVID-19 pandemic.
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

103	2020 Form 10-K

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
Other consumer loans.  Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in personal lines of credit (mainly those secured by cash surrender value of life insurance), credit card loans and personal loans. Unsecured consumer loans totaled approximately $49.4 million and $53.9 million, including $8.8 million and $8.2 million of credit card loans, at December 31, 2020 and 2019, respectively. Management believes the aggregate risk exposure to unsecured loans and lines of credit was not significant at December 31, 2020.

2020 Form 10-K	104

Credit Quality
The following table presents past due, current and non-accrual loans without an allowance for credit losses by loan portfolio class (including PCD loans) at December 31, 2020:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Credit Losses
	(in thousands)
December 31, 2020
Commercial and industrial	$6,393	$2,252	$9,107	$106,693	$124,445	$6,737,263	$6,861,708	$4,075
Commercial real estate:
Commercial real estate	35,030	1,326	993	46,879	84,228	16,640,770	16,724,998	32,416
Construction	315	—	—	84	399	1,745,426	1,745,825	—
Total commercial real estate loans	35,345	1,326	993	46,963	84,627	18,386,196	18,470,823	32,416
Residential mortgage	17,717	10,351	3,170	25,817	57,055	4,126,688	4,183,743	11,610
Consumer loans:
Home equity	953	492	—	4,936	6,381	425,172	431,553	50
Automobile	8,056	1,107	245	338	9,746	1,346,209	1,355,955	—
Other consumer	1,248	224	26	535	2,033	911,297	913,330	—
Total consumer loans	10,257	1,823	271	5,809	18,160	2,682,678	2,700,838	50
Total	$69,712	$15,752	$13,541	$185,282	$284,287	$31,932,825	$32,217,112	$48,151

105	2020 Form 10-K

The following table presents past due, non-accrual and current loans by loan portfolio class at December 31, 2019. At December 31, 2019, purchased credit-impaired (PCI) loans were excluded from past due and non-accrual loans reported because they continued to earn interest income from the accretable yield at the pool level. The PCI loan pools are accounted for as PCD loans (on a loan level basis with a related allowance for credit losses) under the CECL standard adopted at January 1, 2020 and reported in the past due loans and non-accrual loans in the table above at December 31, 2020.

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days Or More Past Due	Non-Accrual Loans	Total Past Due Loans	Current Non-PCI Loans	PCI Loans
	(in thousands)
December 31, 2019
Commercial and industrial	$11,700	$2,227	$3,986	$68,636	$86,549	$4,057,434	$682,014
Commercial real estate:
Commercial real estate	2,560	4,026	579	9,004	16,169	10,886,724	5,093,848
Construction	1,486	1,343	—	356	3,185	1,492,532	151,301
Total commercial real estate loans	4,046	5,369	579	9,360	19,354	12,379,256	5,245,149
Residential mortgage	17,143	4,192	2,042	12,858	36,235	3,760,707	580,169
Consumer loans:
Home equity	1,051	80	—	1,646	2,777	373,243	111,252
Automobile	11,482	1,581	681	334	14,078	1,437,274	271
Other consumer	1,171	866	30	224	2,291	900,411	10,744
Total consumer loans	13,704	2,527	711	2,204	19,146	2,710,928	122,267
Total	$46,593	$14,315	$7,318	$93,058	$161,284	$22,908,325	$6,629,599

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $6.2 million, $2.5 million, and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively; none of these amounts were included in interest income during these periods.
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

2020 Form 10-K	106

The following table presents the internal loan classification risk by loan portfolio class by origination year (including PCD loans) based on the most recent analysis performed at December 31, 2020:

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$3,058,596	$605,112	$556,284	$212,215	$162,483	$337,484	$1,677,559	$350	$6,610,083
Special Mention	819	10,236	2,135	9,502	10,228	14,165	49,883	51	97,019
Substandard	5,215	3,876	12,481	1,798	4,215	12,965	18,913	462	59,925
Doubtful	—	5,203	1	17,010	2,596	69,871	—	—	94,681
Total commercial and industrial	$3,064,630	$624,427	$570,901	$240,525	$179,522	$434,485	$1,746,355	$863	$6,861,708
Commercial real estate
Risk Rating:
Pass	$3,096,549	$3,052,076	$2,230,047	$1,767,528	$1,798,137	$3,916,990	$199,145	$15,532	$16,076,004
Special Mention	50,193	68,203	44,336	48,813	66,845	109,295	1,705	—	389,390
Substandard	18,936	17,049	30,997	59,618	11,541	118,725	2,531	—	259,397
Doubtful	—	—	—	—	—	207	—	—	207
Total commercial real estate	$3,165,678	$3,137,328	$2,305,380	$1,875,959	$1,876,523	$4,145,217	$203,381	$15,532	$16,724,998
Construction
Risk Rating:
Pass	$145,246	$120,800	$111,174	$15,497	$47,971	$20,029	$1,199,034	$—	$1,659,751
Special Mention	—	1,043	—	—	9,996	17,414	47,311	—	75,764
Substandard	—	26	246	2,628	17	380	7,013	—	10,310
Total construction	$145,246	$121,869	$111,420	$18,125	$57,984	$37,823	$1,253,358	$—	$1,745,825

107	2020 Form 10-K

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in those loan classes (including PCD loans) based on payment activity by origination year as of December 31, 2020:

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$730,764	$778,161	$684,761	$582,650	$380,723	$943,616	$64,798	$—	$4,165,473
90 days or more past due	—	3,085	4,212	3,464	4,144	3,365	—	—	18,270
Total residential mortgage	$730,764	$781,246	$688,973	$586,114	$384,867	$946,981	$64,798	$—	$4,183,743
Consumer loans
Home equity
Performing	$8,580	$10,634	$11,756	$8,886	$5,340	$15,393	$318,869	$50,879	$430,337
90 days or more past due	—	—	—	—	25	83	378	730	1,216
Total home equity	8,580	10,634	11,756	8,886	5,365	15,476	319,247	51,609	431,553
Automobile
Performing	426,121	438,181	272,075	151,523	50,853	16,550	—	—	1,355,303
90 days or more past due	19	108	173	223	35	94	—	—	652
Total automobile	426,140	438,289	272,248	151,746	50,888	16,644	—	—	1,355,955
Other Consumer
Performing	12,271	5,558	6,815	1,112	1,077	5,314	880,748	—	912,895
90 days or more past due	—	—	—	—	—	22	5	408	435
Total other consumer	12,271	5,558	6,815	1,112	1,077	5,336	880,753	408	913,330
Total Consumer	$446,991	$454,481	$290,819	$161,744	$57,330	$37,456	$1,200,000	$52,017	$2,700,838

The following table presents the credit exposure by internally assigned risk rating by class of loans (excluding PCI loans) based on the most recent analysis performed at December 31, 2019:

Credit exposure— by internally assigned risk rating		Special			Total Non-PCI
	Pass	Mention	Substandard	Doubtful	Loans
	(in thousands)
December 31, 2019
Commercial and industrial	$3,982,453	$33,718	$66,511	$61,301	$4,143,983
Commercial real estate	10,781,587	77,884	42,560	862	10,902,893
Construction	1,487,877	7,486	354	—	1,495,717
Total	$16,251,917	$119,088	$109,425	$62,163	$16,542,593

2020 Form 10-K	108

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
Generally the concessions made for TDRs involve lowering the monthly payments on loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. The concessions may also involve payment deferrals but rarely result in the forgiveness of principal or accrued interest. In addition, Valley frequently obtains additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms of the loan and Valley’s underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.
Performing TDRs (not reported as non-accrual loans) totaled $57.4 million and $73.0 million as of December 31, 2020 and 2019, respectively. Non-performing TDRs totaled $92.8 million and $65.1 million as of December 31, 2020 and 2019, respectively.

109	2020 Form 10-K

The following table presents pre- and post-modification amortized cost of loans by loan class modified as TDRs (excluding PCI loans prior to the adoption of ASU 2016-13) during the years ended December 31, 2020 and 2019. The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at December 31, 2020 and 2019, respectively.

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
December 31, 2020
Commercial and industrial	42	$46,090	$42,679
Commercial real estate	6	24,683	21,654
Residential mortgage	12	2,377	2,323
Consumer	1	72	70
Total	61	$73,222	$66,726
December 31, 2019
Commercial and industrial	111	$77,781	$73,503
Commercial real estate	2	3,143	3,098
Residential mortgage	2	376	374
Consumer	2	215	207
Total	117	$81,515	$77,182
The total TDRs presented in the table above had allocated a specific allowance for loan losses that totaled $21.1 million and $36.0 million at December 31, 2020 and 2019, respectively. There were $7.7 million and $4.9 million in loan charge-offs related to loans modified as TDRs for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the commercial and industrial loan category in the above table mostly consisted of non-accrual TDR taxi medallion loans classified as substandard and doubtful. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the year ended December 31, 2020.
Loans modified as TDRs (excluding PCI loan modifications prior to the adoption of ASU 2016-13) in the years ended December 31, 2020 and 2019, and for which there was a payment default (90 or more days past due) were as follows:

	Years Ended December 31,
	2020		2019
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	27	$23,247	43	$31,782
Residential mortgage	1	247	1	154
Total	28	$23,494	44	$31,936
Coronavirus Aid, Relief, and Economic Security (CARES) Act loan modifications. In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that were insignificant, when requested by customers. These modifications complied with the CARES Act to provide temporary payment relief to those borrowers directly impacted by COVID-19 who were not more than 30 days past due as of December 31, 2019. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley may extend for an additional 90 days. Any extensions beyond this period were made in accordance with applicable regulatory guidance. As of December 31, 2020, Valley had approximately $361 million of outstanding loans remaining in their payment deferral period under short-term modifications. Under the applicable guidance, none of these loans were considered TDRs as of December 31, 2020.
Collateral dependent loans. Loans are collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. When Valley determines that foreclosure is probable, the collateral dependent loan balances are written down to the estimated current fair value (less estimated selling costs) resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process.

2020 Form 10-K	110

The following table presents collateral dependent loans by class as of December 31, 2020:

2020
(in thousands)
Commercial and industrial	$106,239
Commercial real estate	41,562
Residential mortgage	28,176
Home equity	50
Total	$176,027
Commercial and industrial loans reported in the table above are primarily collateralized by taxi medallions. Commercial real estate loans are collateralized by real estate and construction loans. Residential and home equity loans are collateralized by residential real estate.
Purchased Credit-Impaired Loans

The table below includes disclosure requirements prior to the adoption of ASU No. 2016-13 on January 1, 2020, and presents changes in the accretable yield for PCI loans for the year ended December 31, 2019:

2019
(in thousands)
Balance, beginning of period	$875,958
Acquisition	600,178
Accretion	(214,415)
Net decrease in expected cash flows	(10,995)
Balance, end of period	$1,250,726
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
Allowance for Credit Losses for Loans
The allowance for credit losses for loans under the new CECL standard adopted on January 1, 2020, consisted of the allowance for loan losses and the allowance for unfunded credit commitments. Prior periods reflect the allowance for credit losses for loans under the incurred loss model under the previously applicable U.S. GAAP. The following table summarizes the allowance for credit losses for loans at December 31, 2020 and 2019:

	2020	2019
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$340,243	$161,759
Allowance for unfunded credit commitments	11,111	2,845
Total allowance for credit losses for loans	$351,354	$164,604

111	2020 Form 10-K

The following table summarizes the provision for credit losses for loans for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$123,922	$25,809	$31,661
Provision for unfunded credit commitments	1,165	(1,591)	840
Total provision for credit losses for loans	$125,087	$24,218	$32,501

The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2020 and 2019:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2020
Allowance for loan losses:
Beginning balance	$104,059	$45,673	$5,060	$6,967	$161,759
Impact of ASU 2016-13 adoption*	15,169	49,797	20,575	6,990	92,531
Beginning balance, adjusted	119,228	95,470	25,635	13,957	254,290
Loans charged-off	(34,630)	(767)	(598)	(9,294)	(45,289)
Charged-off loans recovered	1,956	1,506	670	3,188	7,320
Net (charge-offs) recoveries	(32,674)	739	72	(6,106)	(37,969)
Provision for loan losses	44,516	67,904	3,166	8,336	123,922
Ending balance	$131,070	$164,113	$28,873	$16,187	$340,243
December 31, 2019
Allowance for loan losses:
Beginning balance	$90,956	$49,650	$5,041	$6,212	$151,859
Loans charged-off	(13,260)	(158)	(126)	(8,671)	(22,215)
Charged-off loans recovered	2,397	1,237	66	2,606	6,306
Net (charge-offs) recoveries	(10,863)	1,079	(60)	(6,065)	(15,909)
Provision for loan losses	23,966	(5,056)	79	6,820	25,809
Ending balance	$104,059	$45,673	$5,060	$6,967	$161,759

*    Includes a $61.6 million increase representing the estimated expected credit losses for PCD loans as a result of the adoption of CECL on January 1, 2020.

Valley incorporated a multi-scenario economic forecast for estimating lifetime expected credit losses at December 31, 2020. As a result of the deterioration in economic conditions caused by the COVID-19 pandemic during 2020 and the related increase in economic uncertainty, Valley increased its probability weighting for the most severe economic scenario as compared to those at January 1, 2020. The increase in the allowance for credit losses for loans from January 1, 2020 reflected the impact of the adverse economic forecast within Valley's lifetime expected credit loss estimate, as well as other qualitative factors.

2020 Form 10-K	112

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology for the years ended December 31, 2020 and 2019.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2020
Allowance for loan losses:
Individually evaluated for credit losses	$73,063	$1,338	$1,206	$264	$75,871
Collectively evaluated for credit losses	58,007	162,775	27,667	15,923	264,372
Total	$131,070	$164,113	$28,873	$16,187	$340,243
Loans:
Individually evaluated for credit losses	$131,057	$61,754	$35,151	$1,631	$229,593
Collectively evaluated for credit losses	6,730,651	18,409,069	4,148,592	2,699,207	31,987,519
Total	$6,861,708	$18,470,823	$4,183,743	$2,700,838	$32,217,112
December 31, 2019
Allowance for loan losses:
Individually evaluated for credit losses	$36,662	$1,338	$518	$58	$38,576
Collectively evaluated for credit losses	67,397	44,335	4,542	6,909	123,183
Total	$104,059	$45,673	$5,060	$6,967	$161,759
Loans:
Individually evaluated for credit losses	$100,860	$51,242	$10,689	$853	$163,644
Collectively evaluated for credit losses	4,043,123	12,347,368	3,786,253	2,729,221	22,905,965
Loans acquired with discounts related to credit quality	682,014	5,245,149	580,169	122,267	6,629,599
Total	$4,825,997	$17,643,759	$4,377,111	$2,852,341	$29,699,208

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
Interest income recognized on a cash basis for impaired loans classified as non-accrual was not material for the years ended December 31, 2019 and 2018.

113	2020 Form 10-K

LEASES (Note 6)
The following table presents the components of the right of use (ROU) assets and lease liabilities in the consolidated statements of financial condition by lease type at December 31, 2020 and 2019.

	December 31,
	2020	2019
	(in thousands)
ROU assets:
Operating leases	$251,293	$284,255
Finance leases	760	874
Total	$252,053	$285,129
Lease liabilities:
Operating leases	$275,248	$308,060
Finance leases	1,427	1,789
Total	$276,675	$309,849
Net occupancy and equipment expense included lease cost of $29.0 million, net of sublease income of $3.5 million, for the year ended December 31, 2018.
In 2019, Valley closed a sale-leaseback transaction for 26 properties, consisting of 25 branches and 1 corporate office, for an aggregate sales price of $100.5 million. As a result, Valley recorded a pre-tax net gain totaling $78.5 million in 2019. Additionally, Valley recorded ROU assets and lease obligations totaling $78.4 million, respectively, for the lease of the 26 properties with an expected term of 12.0 years and operating lease costs of $7.9 million within occupancy and equipment expense on a straight-line basis annually over the term of the lease.
The following table presents the components by lease type, of total lease cost recognized in the consolidated statements of income for the years ended December 31, 2020 and 2019:

	2020	2019
	(in thousands)
Finance lease cost:
Amortization of ROU assets	$363	$291
Interest on lease liabilities	146	191
Operating lease cost	36,094	34,175
Short-term lease cost	783	410
Variable lease cost	4,296	3,573
Sublease income	(2,520)	(3,422)
Total lease cost (included in net occupancy and equipment expense)	$39,162	$35,218
The following table presents supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019:

	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,943	$34,380
Operating cash flows from finance leases	146	192
Financing cash flows from finance leases	612	492

2020 Form 10-K	114

The following table presents supplemental information related to leases at December 31, 2020 and 2019:

	December 31,
	2020	2019
Weighted-average remaining lease term
Operating leases	12.3 years	12.8 years
Finance leases	2.0 years	3.0 years
Weighted-average discount rate
Operating leases	3.56%	3.68%
Finance leases	7.45%	8.25%
The following table presents a maturity analysis of lessor and lessee arrangements outstanding as of December 31, 2020:

	Lessor	Lessee
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases
	(in thousands)
2021	$188,580	$35,175	$769
2022	166,076	32,788	769
2023	139,589	29,288	11
2024	103,498	28,036	—
2025	59,049	26,991	—
Thereafter	40,126	194,732	—
Total lease payments	696,918	347,010	1,549
Less: present value discount	(53,369)	(71,762)	(122)
Total	$643,549	$275,248	$1,427
The total net investment in direct financing and sales-type leases was $643.5 million and $478.8 million at December 31, 2020 and 2019, respectively, comprised of $641.3 million and $477.1 million in lease receivables and $2.2 million and $1.7 million in unguaranteed residuals, respectively. Total lease income was $25.2 million, $19.4 million and $14.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
PREMISES AND EQUIPMENT, NET (Note 7)
At December 31, 2020 and 2019, premises and equipment, net consisted of:

	2020	2019
	(in thousands)
Land	$90,379	$93,594
Buildings	214,476	220,140
Leasehold improvements	88,898	85,042
Furniture and equipment	282,701	274,715
Total premises and equipment	676,454	673,491
Accumulated depreciation and amortization	(356,657)	(338,958)
Total premises and equipment, net	$319,797	$334,533
Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2020, 2019 and 2018 was approximately $30.6 million, $29.4 million, and $27.6 million, respectively.

115	2020 Form 10-K

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 8)
The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2018	$21,218	$287,025	$557,850	$218,572	$1,084,665
Goodwill from business combinations	—	19,547	267,917	1,496	288,960
Balance at December 31, 2019	$21,218	$306,572	$825,767	$220,068	$1,373,625
Goodwill from business combinations	—	597	8,175	45	8,817
Balance at December 31, 2020	$21,218	$307,169	$833,942	$220,113	$1,382,442

*    Valley’s Wealth Management Division is comprised of trust, asset management and insurance services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

Certain estimates for acquired assets and assumed liabilities are subject to change for up to one year after the acquisition date. During 2020, goodwill from business combinations reflects the effect of the combined adjustments to the estimated fair values of certain loans, current taxes payable and deferred tax assets as of the acquisition date. See Note 2 for further details.
There was no impairment of goodwill during the years ended December 31, 2020, 2019 and 2018.
The following tables summarize other intangible assets as of December 31, 2020 and 2019:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
December 31, 2020
Loan servicing rights	$103,150	$(80,340)	$(865)	$21,945
Core deposits	101,160	(53,747)	—	47,413
Other	3,945	(2,854)	—	1,091
Total other intangible assets	$208,255	$(136,941)	$(865)	$70,449
December 31, 2019
Loan servicing rights	$94,827	$(70,095)	$(47)	$24,685
Core deposits	101,160	(40,384)	—	60,776
Other	3,945	(2,634)	—	1,311
Total other intangible assets	$199,932	$(113,113)	$(47)	$86,772
Core deposits are amortized using an accelerated method and have a weighted average amortization period of 8.9 years. The line item labeled “Other” included in the table above primarily consists of customer lists which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 7.6 years. Valley recorded $20.7 million of core deposit intangibles resulting from the Oritani acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2020, 2019 and 2018.

2020 Form 10-K	116

The following table summarizes the change in loan servicing rights during the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(in thousands)
Loan servicing rights:
Balance at beginning of year	$24,732	$24,193	$22,084
Origination of loan servicing rights	8,322	7,473	8,216
Amortization expense	(10,244)	(6,934)	(6,107)
Balance at end of year	$22,810	$24,732	$24,193
Valuation allowance:
Balance at beginning of year	$(47)	$(83)	$(471)
Impairment adjustment	(818)	36	388
Balance at end of year	$(865)	$(47)	$(83)
Balance at end of year, net of valuation allowance	$21,945	$24,685	$24,110
Loan servicing rights are accounted for using the amortization method. As shown in the above table, Valley recorded net impairment charges on its loan servicing rights totaling $818 thousand for the year ended December 31, 2020 and net recoveries impairment charges totaling $36 thousand and $388 thousand for the years ended December 31, 2019 and 2018, respectively.
The Bank is a servicer of residential mortgage loan portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights of loans originated and sold by the Bank, and to a lesser extent, purchased mortgage servicing rights. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $3.5 billion, $3.4 billion and $3.2 billion at December 31, 2020, 2019 and 2018, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.
Valley recognized amortization expense on other intangible assets, including net recoveries of impairment charges on loan servicing rights (reflected in the table above), of $24.6 million, $18.1 million and $18.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table presents the estimated amortization expense of other intangible assets over the next five-year period:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2021	$5,391	$11,607	$206
2022	3,969	9,876	191
2023	2,933	8,146	131
2024	2,210	6,537	117
2025	1,688	4,929	103

117	2020 Form 10-K

DEPOSITS (Note 9)
Included in time deposits are certificates of deposit over $250 thousand totaling $1.4 billion and $1.7 billion at December 31, 2020 and 2019, respectively. Interest expense on time deposits of $250 thousand or more totaled approximately $4.5 million, $5.8 million and $6.6 million in 2020, 2019 and 2018, respectively.

The scheduled maturities of time deposits as of December 31, 2020 were as follows:

Year	Amount
(in thousands)
2021	$5,877,581
2022	502,743
2023	167,077
2024	59,719
2025	38,229
Thereafter	69,329
Total time deposits	$6,714,678
Deposits from certain directors, executive officers and their affiliates totaled $97.3 million and $67.1 million at December 31, 2020 and 2019, respectively.
BORROWED FUNDS (Note 10)
Short-Term Borrowings
Short-term borrowings at December 31, 2020 and 2019 consisted of the following:

	2020	2019
	(in thousands)
FHLB advances	$1,000,000	$940,000
Securities sold under agreements to repurchase	147,958	153,280
Total short-term borrowings	$1,147,958	$1,093,280
The weighted average interest rate for short-term borrowings was 0.38 percent and 1.68 percent at December 31, 2020 and 2019, respectively. Short-term FHLB advances totaling $200 million were hedged with cash flow interest rate swaps at December 31, 2020. See Note 15 for additional details.
Long-Term Borrowings
Long-term borrowings at December 31, 2020 and 2019 consisted of the following:

	2020	2019
	(in thousands)
FHLB advances, net (1)	$1,592,252	$1,480,012
Subordinated debt, net (2)	403,413	292,414
Securities sold under agreements to repurchase	300,000	350,000
Total long-term borrowings	$2,295,665	$2,122,426

(1)	FHLB advances are presented net of unamortized prepayment penalties and other purchase accounting adjustments totaling $2.6 million and $2.8 million at December 31, 2020 and 2019, respectively.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $2.7 million and $1.2 million at December 31, 2020 and 2019, respectively.
FHLB Advances. Long-term FHLB advances had a weighted average interest rate of 2.02 percent and 2.23 percent at December 31, 2020 and 2019, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Long-term FHLB advances totaling $900 million were hedged with cash flow interest rate swaps at December 31, 2020. See Note 15 for additional details.

2020 Form 10-K	118

Long-Term Borrowings
The long-term FHLB advances at December 31, 2020 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2021	$552,519
2022	29,377
2023	428,163
2024	300,000
2025	279,635
Total long-term FHLB advances	$1,589,694
There are no FHLB advances with scheduled repayments in years 2021 and thereafter, reported in the table above, which are callable for early redemption by the FHLB during 2021.
In December 2020, Valley prepaid $534.3 million of long-term FHLB advances scheduled to mature in 2021 and 2022 with a weighted average effective interest rate of 2.48 percent. The transaction was funded with excess cash liquidity and accounted for as an early debt extinguishment resulting in a loss of $9.7 million reported within non-interest expense for the year ended December 31, 2020. In December 2019, Valley prepaid $635.0 million of long-term FHLB advances. These prepaid borrowings had contractual maturity dates in 2021 and 2022 and a weighted average interest rate of 3.93 percent. The debt prepayment was funded by cash proceeds from the sale of commercial real estate loans and overnight borrowings. The transaction was also accounted for as an early debt extinguishment and resulted in a loss of $32.0 million for the year ended December 31, 2019.
Subordinated Debt. On June 5, 2020, Valley issued $115 million of 5.25 percent Fixed-to-Floating Rate subordinated notes issued in due June 15, 2030 and callable in whole or in part on or after June 15, 2025 or upon the occurrence of certain events. Interest on the subordinated notes during the initial five-year term through June 15, 2025 is payable semi-annually on June 15 and December 15. Thereafter, interest is expected to be set based on Three-Month Term SOFR plus 514 basis points and paid quarterly through maturity of the notes. The subordinated notes had a net carrying value of $113.3 million at December 31, 2020.
At December 31, 2020, Valley also had the following subordinated debt outstanding:
•$100 million of 4.55 percent subordinated debentures (notes) issued in June 2015 and due June 30, 2025 with no call dates or prepayments allowed unless certain conditions exist. Interest on the subordinated notes is payable semi-annually in arrears on June 30 and December 30 of each year. The subordinated notes had a net carrying value of $99.5 million and $99.4 million at December 31, 2020 and 2019, respectively.
•$125 million of 5.125 percent subordinated notes issued in September 2013 and due September 27, 2023 with no call dates or prepayments allowed, unless certain conditions exist. Interest on the subordinated debentures is payable semi-annually in arrears on March 27 and September 27 of each year. In conjunction with the issuance, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the subordinated notes. In August 2016, the fair value interest rate swap with a notional amount of $125 million was terminated resulting in an adjusted fixed annual interest rate of 3.32 percent on the subordinated notes, after amortization of the derivative valuation adjustment recorded at the termination date. The subordinated notes had a net carrying value of $130.5 million and $132.4 million at December 31, 2020 and 2019, respectively.
•$60 million of 6.25 percent subordinated notes, assumed on January 1, 2018 in connection with the acquisition of USAB. The notes are due April 1, 2026 callable beginning April 1, 2021. Interest on the subordinated debentures is payable semi-annually in arrears on April 1 and October 1 of each year. After purchase accounting adjustments, the subordinated notes had a net carrying value of $60.1 million and $60.6 million at December 31, 2020 and 2019, respectively.
Long-term securities sold under agreements to repurchase (repos). The long-term repos had a weighted average interest rate of 3.37 percent and 1.94 percent at December 31, 2020 and 2019, respectively. Long-term repos outstanding as of December 31, 2020 all have maturities in 2021.
In September 2020, Valley prepaid $50 million of long-term institutional repo borrowings with an interest rate of 3.70 percent and an original contractual maturity date in January 2022. The debt prepayment was funded by excess cash liquidity.

119	2020 Form 10-K

The transaction was accounted for as an early debt extinguishment resulting in a loss of $2.4 million for the year ended December 31, 2020.
Pledged Securities. The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $2.1 billion and $2.3 billion for December 31, 2020 and 2019, respectively.

JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS (Note 11)
All of the statutory trusts presented in the table below were acquired in past bank acquisitions. These trusts were established for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trust to purchase an equivalent amount of junior subordinated debentures issued by the acquired bank, and now assumed by Valley. The junior subordinated debentures, the sole assets of the trusts, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley does not consolidate its capital trusts based on U.S. GAAP but wholly owns all of the common securities of each trust.
The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2020 and 2019:

	GCB Capital Trust III	State Bancorp Capital Trust I	State Bancorp Capital Trust II	Aliant Statutory Trust II
	($ in thousands)
Junior Subordinated Debentures:
December 31, 2020
Carrying value (1)	$24,743	$9,125	$8,599	$13,598
Contractual principal balance	24,743	10,310	10,310	15,464
December 31, 2019
Carrying value (1)	$24,743	$9,025	$8,468	$13,482
Contractual principal balance	24,743	10,310	10,310	15,464

Annual interest rate	3-mo. LIBOR+1.4%	3-mo. LIBOR+3.45%	3-mo. LIBOR+2.85%	3-mo. LIBOR+1.8%
Stated maturity date	July 30, 2037	November 7, 2032	January 23, 2034	December 15, 2036
Initial call date	July 30, 2017	November 7, 2007	January 23, 2009	December 15, 2011
Trust Preferred Securities:
December 31, 2020 and 2019
Face value	$24,000	$10,000	$10,000	$15,000
Annual distribution rate	3-mo. LIBOR+1.4%	3-mo. LIBOR+3.45%	3-mo. LIBOR+2.85%	3-mo. LIBOR+1.8%
Issuance date	July 2, 2007	October 29, 2002	December 19, 2003	December 14, 2006
Distribution dates (2)	Quarterly	Quarterly	Quarterly	Quarterly

(1)The carrying values include unamortized purchase accounting adjustments at December 31, 2020 and 2019.
(2)All cash distributions are cumulative.

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
The trust preferred securities are included in Valley’s total risk-based capital (as Tier 2 capital) for regulatory purposes at December 31, 2020 and 2019.

2020 Form 10-K	120

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
The following table sets forth the change in the projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the qualified and non-qualified plans at December 31, 2020 and 2019:

	2020	2019
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$175,405	$157,364
Interest cost	4,941	6,113
Actuarial loss	18,813	20,001
Benefits paid	(8,310)	(8,073)
Projected benefit obligation at end of year	$190,849	$175,405
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$236,621	$210,508
Actual return on plan assets	30,987	32,835
Employer contributions	1,353	1,351
Benefits paid	(8,310)	(8,073)
Fair value of plan assets at end of year*	$260,651	$236,621

Funded status of the plan
Asset recognized	$69,802	$61,216
Accumulated benefit obligation	190,849	175,405

*    Includes accrued interest receivable of $623 thousand and $641 thousand as of December 31, 2020 and 2019, respectively.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $1.5 million of the net actuarial loss reported in the following table as of December 31, 2020 as a component of net periodic pension expense during 2021.

	2020	2019
	(in thousands)
Net actuarial loss	$50,272	$46,248
Prior service cost	321	357
Deferred tax benefit	(14,132)	(13,168)
Total	$36,461	$33,437

121	2020 Form 10-K

The non-qualified plans had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as follows:

	2020	2019
	(in thousands)
Projected benefit obligation	$20,513	$20,081
Accumulated benefit obligation	20,513	20,081
Fair value of plan assets	—	—
In determining discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of AA or higher from either Moody’s or S&P with durations equal to the expected benefit payments streams required of each plan. The weighted average discount rate used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans was 2.52 percent and 3.32 percent as of December 31, 2020 and 2019, respectively.
The net periodic pension income for the qualified and non-qualified plans reported within other non-interest expense included the following components for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(in thousands)
Interest cost	$4,941	$6,113	$5,542
Expected return on plan assets	(17,200)	(16,453)	(15,912)
Amortization of net loss	1,003	264	625
Total net periodic pension income	$(11,256)	$(10,076)	$(9,745)
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
Other changes in the qualified and non-qualified plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
	(in thousands)
Net loss	$5,026	$3,619
Amortization of prior service cost	(136)	(35)
Amortization of actuarial loss	(1,003)	(264)
Total recognized in other comprehensive income	$3,887	$3,320
Total recognized in net periodic pension income and other comprehensive income (before tax)	$(7,233)	$(6,721)
The benefit payments, which reflect expected future service, as appropriate, expected to be paid in future years are presented in the following table:

Year	Amount
(in thousands)
2021	$8,889
2022	9,123
2023	9,389
2024	9,579
2025	9,726
Thereafter	49,314

2020 Form 10-K	122

The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Discount rate - projected benefit obligation	3.29%	4.30%	3.69%
Discount rate - interest cost	2.62%	3.99%	3.31%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	N/A
The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change materially or when asset class returns are expected to change for the long-term.
In accordance with Section 402 (c) of ERISA, the qualified plan’s investment managers are granted full discretion to buy, sell, invest and reinvest the portions of the portfolio assigned to them consistent with the Bank’s Pension Committee’s policy and guidelines. The target asset allocation set for the qualified plan is an approximate equal weighting of 50 percent fixed income securities and 50 percent equity securities. Although much depends upon market conditions, the absolute investment objective for the equity portion is to earn at least a mid-to-high single digit return, after adjustment by the Consumer Price Index (CPI), over rolling five-year periods. Relative performance should be above the median of a suitable grouping of other equity portfolios and a suitable index over rolling three-year periods. For the fixed income portion, the absolute objective is to earn a positive annual real return, after adjustment by the CPI, over rolling five-year periods. Relative performance should be better than the median performance of bonds when judged against a suitable index of other fixed income portfolios and above the Merrill Lynch Intermediate Government/Corporate Index over rolling three-year periods. Cash equivalents will be invested in money market funds or in other high quality instruments approved by the Trustees of the qualified plan.
The exposure of the plan assets of the qualified plan to risk is limited by the Bank’s Pension Committee’s diversification of the investments into various investment options with multiple asset managers. The Pension Committee engages an investment management advisory firm that regularly monitors the performance of the asset managers and ensures they are within compliance of the policies adopted by the Trustees. If the risk profile and overall return of assets managed are not in line with the risk objectives or expected return benchmarks for the qualified plan, the advisory firm may recommend the termination of an asset manager to the Pension Committee. In general, the plan assets of the qualified plan are investment securities that are well-diversified in terms of industry, capitalization and asset class.
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

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Equity securities	37%	$94,434	$94,434	$—	$—
U.S. Treasury securities	20	52,549	52,549	—	—
Corporate bonds	20	51,410	—	51,410	—
Mutual funds	18	48,041	48,041	—	—
U.S. government agency securities	3	8,174	—	8,174	—
Cash and money market funds	2	5,420	5,420	—	—
Total investments	100%	$260,028	$200,444	$59,584	$—

123	2020 Form 10-K

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Equity securities	32%	$75,633	$75,633	$—	$—
U.S. Treasury securities	22	51,732	51,732	—	—
Corporate bonds	21	51,221	—	51,221	—
Mutual funds	18	42,119	42,119	—	—
U.S. government agency securities	3	6,263	—	6,263	—
Cash and money market funds	4	9,013	9,013	—	—
Total investments	100%	$235,981	$178,497	$57,484	$—
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
Other Qualified Plan
On December 1, 2019, Valley assumed obligations under Oritani’s Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”). The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan is a tax-qualified defined-benefit multiple-employer plan. Under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The Pentegra DB Plan was frozen as of December 31, 2008. During 2020, Valley withdrew from the Pentegra DB Plan and distributed annuities to participants based on the actuarial computation of their pension benefit. Valley recognized approximately $1.1 million of expense included in other non-interest expense related to the final contribution to the Pentegra DB Plan and distribution of the annuities for the year ended December 31, 2020.
Other Non-Qualified Plans
Valley maintains separate non-qualified plans for former directors and senior management of Merchants Bank of New York acquired in January of 2001. At December 31, 2020 and 2019, the remaining obligations under these plans were $1.4 million and $1.6 million, respectively, of which $399 thousand and $451 thousand, respectively, were funded by Valley. As of December 31, 2020 and 2019, all of the obligations were included in other liabilities and $731 thousand (net of a $286 thousand tax benefit) and $803 thousand (net of a $314 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $1.0 million in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.

2020 Form 10-K	124

Valley assumed, in the Oritani acquisition on December 1, 2019, certain obligations under non-qualified retirement plans described below:
•Non-qualified benefit equalization plans (BEP) that provided supplemental benefits to certain eligible executives and officers. The BEP plans were terminated on November 30, 2019 and the funded obligation under the BEP plans totaled $26.8 million on December 31, 2019. The accrued benefits were fully distributed to the participants on July 1, 2020.
•Non-qualified benefit equalization pension plan that provided benefits to certain officers who were disallowed certain benefits under former Oritani’s qualified pension plan. This plan was terminated on November 30, 2019 and the accrued benefits are payable to plan participants in five equal installments beginning annually on December 1, 2020 through December 1, 2024. The funded obligation under this plan totaled $1.3 million and $1.6 million at December 31, 2020 and 2019, respectively.
•Supplemental Executive Retirement Income Agreement (the SERP) for the former CEO of Oritani. The SERP is a retirement benefit with a minimum payment period of 20 years upon death, disability, normal retirement, early retirement or separation from service after a change in control. Distributions from the plan began on July 1, 2020. The funded obligation under the SERP totaled $13.6 million and $13.0 million at December 31, 2020 and 2019, respectively. Valley recorded $1.5 million of expenses related to the SERP for the year ended December 31, 2020.
The above Oritani non-qualified plans are secured by investments in money market mutual funds which are held in a trust and classified as equity securities on the consolidated statements of financial condition at both December 31, 2020 and 2019.
Valley also assumed an Executive Group Life Insurance Replacement (“Split-Dollar”) Plan from Oritani. The Split-Dollar plan provides life insurance benefits to certain eligible employees upon death while employed or following termination of employment due to disability, retirement or change in control. Participants in the Split-Dollar plan are entitled to up to two times their base annual salary, as defined by the plan. The accrued liability for the Split-Dollar plan totaled $1.8 million and $961 thousand at December 31, 2020 and 2019, respectively. Valley recorded $812 thousand of expenses related to the Split-Dollar plan for the year ended December 31, 2020.
Bonus Plan
Valley National Bank and its subsidiaries may award cash incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $25.1 million, $19.1 million and $18.8 million during 2020, 2019 and 2018, respectively.
Savings and Investment Plan
Valley National Bank maintains a 401(k) plan that covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash invested in accordance with each participant’s investment elections. The Bank recorded $10.1 million, $8.6 million and $8.5 million in expense for contributions to the plan for the years ended December 31, 2020, 2019 and 2018, respectively.
Deferred Compensation Plan
Valley has a non-qualified, unfunded deferred compensation plan maintained for the purpose of providing deferred compensation for selected employees participating in the 401(k) plan whose contributions are limited as a result of the limitations under section 401(a)(17) of the IRS Code. Each participant in the plan is permitted to defer per calendar year, up to five percent of the portion of the participant’s salary and cash bonus above the limit in effect under the Company's 401(k) plan and receive employer matching contributions that become fully vested after two years of participation in the plan. Plan participants also receive an annual interest crediting on their balances held as of December 31 each year. Benefits are generally paid to a participant in a single lump sum following the participant’s separation from service with Valley. Valley recorded plan expenses of $372 thousand, $273 thousand and $262 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, Valley had an unsecured general liability of $1.7 million and $1.0 million, respectively, included in accrued expenses and other liabilities in connection with this plan.
Stock Based Compensation
Valley currently has one active employee stock plan, the 2016 Long-Term Stock Incentive Plan (the 2016 Plan), adopted by Valley’s Board of Directors on January 29, 2016 and approved by its shareholders on April 28, 2016. The 2016 Plan is administered by the Compensation and Human Resources Committee (the Committee) appointed by Valley’s Board of Directors. The Committee can grant awards to officers and key employees of Valley. The primary purposes of the 2016 Plan are to provide additional incentive to officers and key employees of Valley and its subsidiaries, whose substantial contributions are

125	2020 Form 10-K

essential to the continued growth and success of Valley, and to attract and retain competent and dedicated officers and other key employees whose efforts will result in the continued and long-term growth of Valley’s business.

Under the 2016 Plan, Valley may award shares of common stock in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs) to its employees and non-employee directors (for acting in their roles as board members). As of December 31, 2020, 3.0 million shares of common stock were available for issuance under the 2016 Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley’s common stock on the last sale price reported for Valley’s common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third party specialist using a Monte Carlo valuation model.
On January 26, 2021, the Board of Directors approved the Valley National Bancorp 2021 Incentive Compensation Plan (the 2021 Plan). The 2021 Plan is subject to approval by Valley shareholders at the Annual Meeting of Shareholders on April 19, 2021. The 2021 Plan would authorize the Committee to issue up to 9 million shares to Valley's employees and directors. Awards under the 2021 Plan will be granted in substantially the same manner as the 2016 Plan. The 2021 Plan is described in more detail in Valley's 2021 definitive proxy statement.
Valley recorded total stock-based compensation expense of $16.5 million, $15.0 million and $19.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The stock-based compensation expense for 2020, 2019 and 2018 included $1.5 million, $2.1 million and $4.3 million, respectively, related to stock awards granted to retirement eligible employees. In 2020 and 2019, compensation expense for these awards was amortized monthly over a one year period after the grant date. Prior to 2019, award grantees who were eligible for retirement did not have a service period requirement and the expense was immediately recognized. The fair values of all other stock awards are expensed over the shorter of the vesting or required service period. As of December 31, 2020, the unrecognized amortization expense for all stock-based compensation totaled approximately $17.8 million and will be recognized over an average remaining vesting period of approximately 1.76 years.
Restricted Stock Units (RSUs). Restricted stock units are awarded as (1) performance-based RSUs and (2) time-based RSUs. Performance based RSUs vest based on (i) growth in tangible book value per share plus dividends and (ii) total shareholder return as compared to our peer group. The performance based RSUs "cliff" vest after three years based on the cumulative performance of Valley during that time period. Generally, time-based RSUs vest ratably one-third each year over a three-year vesting period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common share) over the applicable performance or service period. Dividend equivalents, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the applicable performance or service conditions are not met. The grant date fair value of the performance-based RSUs was $10.82, $10.43 and $12.36 per share for the years ended December 31, 2020, 2019, and 2018, respectively. The grant date fair value of time-based RSUs was $10.29 and $10.32 for the years ended December 31, 2020 and 2019, respectively. Valley did not award time-based restricted stock units during 2018.
The following table sets forth the changes in RSUs outstanding for the years ended December 31, 2020, 2019 and 2018:

	Restricted Stock Units Outstanding
	2020	2019	2018
Outstanding at beginning of year	2,158,255	1,378,886	1,114,962
Acquired in business combinations	—	—	336,379
Granted	2,030,026	1,412,941	509,725
Vested	(879,085)	(500,204)	(503,879)
Forfeited	(80,537)	(133,368)	(78,301)
Outstanding at end of year	3,228,659	2,158,255	1,378,886
Restricted Stock.  Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2016 Plan. Compensation expense is measured based on the grant-date fair value of the shares.

2020 Form 10-K	126

The following table sets forth the changes in restricted stock awards (RSAs) outstanding for the years ended December 31, 2020, 2019 and 2018:

	Restricted Stock Awards Outstanding
	2020	2019	2018
Outstanding at beginning of year	1,058,681	1,720,968	1,771,702
Granted	—	—	1,263,144
Vested	(610,607)	(547,653)	(1,128,521)
Forfeited	(34,373)	(114,634)	(185,357)
Outstanding at end of year	413,701	1,058,681	1,720,968

Valley did not award any shares of restricted stock during 2020 and 2019. Included in the RSAs granted (in the table above) during 2018 are 60 thousand shares issued to Valley directors, which are fully vested.
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
The following table summarizes stock options activity as of December 31, 2020, 2019 and 2018 and changes during the years ended on those dates:

	2020		2019		2018
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,453,516	$8	1,051,787	$7	446,980	$13
Acquired in business combinations	—	—	3,130,171	8	1,803,165	5
Exercised	(249,308)	8	(716,920)	7	(975,325)	5
Forfeited or expired	(217,861)	11	(11,522)	8	(223,033)	14
Outstanding at end of year	2,986,347	7	3,453,516	8	1,051,787	7
Exercisable at year-end	2,986,347	7	3,339,517	8	604,003	7

The following table summarizes information about stock options outstanding and exercisable at December 31, 2020:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$2-$4	91,500	1.6	$3
4-6	149,248	4.3	5
6-8	2,687,999	0.9	7
8-10	32,000	7.3	10
10-12	25,600	7.7	10
	2,986,347	1.3	7

127	2020 Form 10-K

INCOME TAXES (Note 13)
Income tax expense for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	2020	2019	2018
	(in thousands)
Current expense:
Federal	$96,057	$95,317	$51,147
State	48,463	36,457	28,898
	144,520	131,774	80,045
Deferred (benefit) expense:
Federal	(3,109)	10,444	(17,463)
State	(1,951)	4,784	5,683
	(5,060)	15,228	(11,780)
Total income tax expense	$139,460	$147,002	$68,265
The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	2020	2019
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$96,508	$44,486
Employee benefits	20,888	28,263
Net operating loss carryforwards	17,814	19,768
Purchase accounting	10,354	41,857
Other	24,677	19,904
Total deferred tax assets	170,241	154,278
Deferred tax liabilities:
Pension plans	22,705	19,686
Depreciation	3,829	4,527
Investment securities	12,690	2,319
Other investments	9,584	7,731
Core deposit intangibles	12,960	16,620
Other	12,226	13,665
Total deferred tax liabilities	73,994	64,548
Valuation Allowance	916	916
Net deferred tax asset (included in other assets)	$95,331	$88,814
Valley's federal net operating loss carryforwards totaled approximately $64.1 million at December 31, 2020 and expire during the period from 2029 through 2034. Valley's capital loss carryforwards totaled $3.1 million at December 31, 2020 and expire at December 31, 2023. State net operating loss carryforwards totaled approximately $92.2 million at December 31, 2020 and expire during the period from 2029 through 2038.
Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits, net of an immaterial valuation allowance, of these deductible differences and loss carryforwards.

2020 Form 10-K	128

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 21 percent for the years ended December 31, 2020, 2019, and 2018 were as follows:

	2020	2019	2018
	(in thousands)
Federal income tax at expected statutory rate	$111,314	$95,927	$69,235
Increase (decrease) due to:
State income tax expense, net of federal tax effect	36,744	32,581	23,851
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(2,786)	(3,118)	(3,974)
Bank owned life insurance	(2,026)	(1,637)	(1,734)
Tax credits from securities and other investments	(10,071)	(11,636)	(20,798)
FDIC insurance premium	3,283	2,507	3,318
Impact of the Tax Cuts and Jobs Act of 2017	—	—	(2,274)
Addition to reserve for uncertainties	—	31,123	—
Other, net	3,002	1,255	641
Income tax expense	$139,460	$147,002	$68,265
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

We previously invested in mobile solar generators sold and leased back by DC Solar and its affiliates (DC Solar). DC Solar had its assets frozen in December 2018 by the U.S. Department of Justice. DC Solar and related entities are in Chapter 7 bankruptcy. A group of investors who purchased mobile solar generators from, and leased them back to, DC Solar, including us received tax credits for making these renewable resource investments. During the fourth quarter 2019, several of the co- conspirators pleaded guilty to fraud in the on-going federal investigation. Based upon this information, Valley deemed that its tax positions related to the DC Solar funds did not meet the more likely than not recognition threshold in Valley's tax reserve assessment at December 31, 2019. The principals pled guilty to fraud in early 2020.

As of December 31, 2020 and 2019, Valley believes that it was fully reserved for the renewable energy tax credits and other tax benefits previously recognized from the investments in the DC Solar funds plus interest. Valley will continue to evaluate all its existing tax positions, however, cannot provide assurance that it will not recognize additional tax provisions related to this uncertain tax liability in the future.

A reconciliation of Valley’s gross unrecognized tax benefits for 2020, 2019 and 2018 is presented in the table below:

	2020	2019	2018
	(in thousands)
Beginning balance	$31,918	$—	$4,238
Additions based on tax positions related to prior years	—	31,918	—
Settlements with taxing authorities	—	—	—
Reductions due to expiration of statute of limitations	—	—	(4,238)
Ending balance	$31,918	$31,918	$—
The entire balance of unrecognized tax benefits, if recognized, would favorably affect Valley's effective income tax rate. It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. Management estimates that the liability for unrecognized tax benefits could decrease by $3.5 million within the next twelve months. Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley accrued approximately $7.6 million and

129	2020 Form 10-K

$6.1 million of interest expense associated with Valley’s uncertain tax positions at December 31, 2020 and 2019, respectively. There was no interest expense accrued for uncertain tax positions during the year ended December 31, 2018.
Valley monitors its tax positions for the underlying facts, circumstances, and information available including the federal investigation of DC Solar and changes in tax laws, case law and regulations that may necessitate subsequent de-recognition of previous tax benefits.
Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2017. Valley is under examination by the IRS and also under routine examination by various state jurisdictions, and we expect the examinations to be completed within the next 12 months. Valley has considered, for all open audits, any potential adjustments in establishing our reserve for unrecognized tax benefits as of December 31, 2020.
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
Valley’s tax credit investments are carried in other assets on the consolidated statements of financial condition. Valley’s unfunded capital and other commitments related to the tax credit investments are carried in accrued expenses and other liabilities on the consolidated statements of financial condition. Valley recognizes amortization of tax credit investments, including impairment losses, within non-interest expense in the consolidated statements of income using the equity method of accounting. After initial measurement, the carrying amounts of tax credit investments with non-readily determinable fair values are increased to reflect Valley's share of income of the investee and are reduced to reflect its share of losses of the investee, dividends received and other-than-temporary impairments, if applicable. See the "Impairment Analysis" section below.

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$20,074	$25,049
Other tax credit investments, net	47,301	59,081
Total tax credit investments, net	$67,375	$84,130
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,379	$1,539
Unfunded other tax credit commitments	—	1,139
Total unfunded tax credit commitments	$1,379	$2,678

2020 Form 10-K	130

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$5,414	$6,757	$6,713
Other tax credit investment credits and tax benefits	8,065	10,205	21,351
Total reduction in income tax expense	$13,479	$16,962	$28,064
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$2,714	$2,184	$1,880
Affordable housing tax credit investment impairment losses	2,209	3,295	2,544
Other tax credit investment losses	2,234	5,668	1,970
Other tax credit investment impairment losses	6,178	9,245	17,806
Total amortization of tax credit investments recorded in non-interest expense	$13,335	$20,392	$24,200
Impairment Analysis
An impairment loss is recognized when the fair value of the tax credit investment is less than its carrying value. The determination of whether a decline in value of a tax credit investment is other-than-temporary requires significant judgment and is performed separately for each investment. The tax credit investments are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to, the following factors:

•Evidence that Valley does not have the ability to recover the carrying amount of the investment;
•The inability of the investee to sustain earnings;
•A current fair value of the investment based upon cash flow projections that is less than the carrying amount; and
•Change in the economic or technological environment that could adversely affect the investee’s operations

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

During the first quarter 2019, Valley determined that future cash flows related to the remaining investments in three federal renewable energy tax credit funds sponsored by DC Solar (previously reported in other tax credit investments, net) were not probable based upon new information available, including the sponsor’s bankruptcy proceedings which were reclassified to Chapter 7 from Chapter 11 in late March 2019. As a result, Valley recognized impairment charge for the entire aggregate unamortized investment of $2.4 million for the first quarter 2019, which is included within amortization of tax credit investments for the year ended December 31, 2019.
COMMITMENTS AND CONTINGENCIES (Note 15)
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

131	2020 Form 10-K

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
The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2020 and 2019:

	2020	2019
	(in thousands)
Commitments under commercial loans and lines of credit	$5,595,561	$5,550,967
Home equity and other revolving lines of credit	1,485,911	1,379,581
Standby letters of credit	293,900	296,036
Outstanding residential mortgage loan commitments	244,286	233,291
Commitments to sell loans	155,627	68,492
Commitments under unused lines of credit—credit card	68,735	44,527
Commercial letters of credit	1,663	2,887
Total	$7,845,683	$7,575,781
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
At December 31, 2020, Valley had 10 interest rate swap agreements, with a total notional amount of $1.1 billion, to hedge the changes in cash flows associated with certain short-term FHLB advances and brokered deposits. Valley is required to pay fixed-rates of interest ranging from 0.05 percent to 0.67 percent and receives variable rates of interest that reset quarterly based on three-month LIBOR. Expiration dates for the swaps range from April 2021 to August 2022.
Fair Value Hedges of Fixed Rate Assets and Liabilities.  Valley is exposed to changes in the fair value of certain of its fixed rate assets or liabilities due to changes in benchmark interest rates based on one-month LIBOR. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges

2020 Form 10-K	132

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
Valley's one interest rate swap used to hedge the change in the fair value of a commercial loan matured in November 2020. Valley did not have any fair value hedges at December 31, 2020.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At December 31, 2020, Valley had 26 credit swaps with an aggregate notional amount of $221.1 million related to risk participation agreements.
At December 31, 2020, Valley had two "steepener" swaps with a total current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits. The rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand-alone swap tend to move in opposite directions with changes in three-month LIBOR rate and therefore provide an effective economic hedge.
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
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	December 31, 2020			December 31, 2019
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest swaps	$—	$179	$1,100,000	$—	$1,484	$180,000
Fair value hedge interest rate swaps	—	—	—	—	229	7,281
Total derivatives designated as hedging instruments	$—	$179	$1,100,000	$—	$1,713	$187,281
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts (1)	$387,008	$154,025	$8,889,557	$158,382	$42,020	$4,113,106
Mortgage banking derivatives	444	2,077	321,486	150	193	142,760
Total derivatives not designated as hedging instruments	$387,452	$156,102	$9,211,043	$158,532	$42,213	$4,255,866

133	2020 Form 10-K

(1)     Other contracts include risk participation agreements.

The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account with the cash flow hedges and over-the-counter (OTC) non-designated derivative instruments. As a result, the fair value of the designated cash flow interest rate swaps assets and designated and non-designated interest rate swaps liabilities were reduced by variation margin treated as settlement of the related derivatives fair values for legal and accounting purposes as required by central clearing houses and reported in the table above on a net basis at December 31, 2020 and 2019.

Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	2020	2019	2018
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(2,912)	$(1,808)	$(3,493)
Amount of (loss) gain recognized in other comprehensive income	(3,169)	(1,380)	2,651
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the years ended December 31, 2020, 2019 and 2018. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $4.0 million and $3.7 million at December 31, 2020 and 2019, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $3.4 million will be reclassified as an increase to interest expense in 2021.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2020	2019	2018
	(in thousands)
Derivative—interest rate swaps:
Interest income	$229	$133	$290
Hedged item—loans, deposits and long-term borrowings:
Interest income	$(229)	$(133)	$(290)
The following table presents the hedged items related to interest rate derivatives designated as hedges of fair value and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at December 31, 2020 and 2019:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
	2020	2019	2020	2019
	(in thousands)
Loans	$—	$7,510	$—	$229

Net losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	2020	2019	2018
	(in thousands)
Non-designated hedge interest rate and credit derivatives
Other non-interest expense	$1,067	$898	$792
Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $59.0 million, $33.4 million and $16.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

2020 Form 10-K	134

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of December 31, 2020, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $152.8 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.

BALANCE SHEET OFFSETTING (Note 16)
Certain financial instruments, including certain OTC derivatives (mostly interest rate swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated statements of financial condition and/or subject to master netting arrangements or similar agreements. OTC derivatives include interest rate swaps executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house (presented in the table below). The credit risk associated with bilateral OTC derivatives is managed through obtaining collateral and enforceable master netting agreements.
Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. Total amount of collateral held or pledged can not exceed the net derivative fair values with the counterparty.

135	2020 Form 10-K

The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2020 and 2019.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments		Cash Collateral (1)	Net Amount
	(in thousands)
December 31, 2020
Assets:
Interest rate swaps	$150,487	$—	$150,487	$—		$—	$150,487
Liabilities:
Interest rate swaps	$150,487	$—	$150,487	$—		$(150,487)	$—
Repurchase agreements	300,000	—	300,000	(300,000)	(2)	—	—
Total liabilities	$450,487	$—	$450,487	$(300,000)		$(150,487)	$—
December 31, 2019
Assets:
Interest rate swaps	$17,218	$—	$17,218	$—		$—	$17,218

Interest rate swaps	$17,218	$—	$17,218	$—		$(16,881)	$337
Repurchase agreements	350,000	—	350,000	(350,000)	(2)	—	—
Total liabilities	$367,218	$—	$367,218	$(350,000)		$(16,881)	$337

(1)     Cash collateral pledged to our counterparties in relation to market value exposures of OTC derivative contracts in a liability position.
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
Valley is required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of December 31, 2020 and 2019, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
For regulatory capital purposes, in connection with the Federal Reserve Board’s final interim rule as of April 3, 2020, 100 percent of the CECL Day 1 impact to shareholders' equity equaling $28.2 million after-tax will be deferred for a two-year period ending January 1, 2022, at which time it will be phased in on a pro-rata basis over a three-year period ending January 1, 2025. Additionally, 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for the year ended December 31, 2020 will be phased in over the same time frame.

2020 Form 10-K	136

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under the Basel III risk-based capital guidelines at December 31, 2020 and 2019:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2020
Total Risk-based Capital
Valley	$3,802,223	12.64%	$3,159,019	10.50%	N/A	N/A
Valley National Bank	3,839,922	12.76	3,158,842	10.50	$3,008,421	10.00%
Common Equity Tier 1 Capital
Valley	2,991,085	9.94	2,106,013	7.00	N/A	N/A
Valley National Bank	3,607,625	11.99	2,105,894	7.00	1,955,473	6.50
Tier 1 Risk-based Capital
Valley	3,205,926	10.66	2,557,301	8.50	N/A	N/A
Valley National Bank	3,607,625	11.99	2,557,158	8.50	2,406,736	8.00
Tier 1 Leverage Capital
Valley	3,205,926	8.06	1,591,852	4.00	N/A	N/A
Valley National Bank	3,607,625	9.07	1,591,457	4.00	1,989,321	5.00

As of December 31, 2019
Total Risk-based Capital
Valley	$3,427,134	11.72%	$3,070,687	10.50%	N/A	N/A
Valley National Bank	3,416,674	11.69	3,069,894	10.50	$2,923,709	10.00%
Common Equity Tier 1 Capital
Valley	2,754,524	9.42	2,047,125	7.00	N/A	N/A
Valley National Bank	3,152,070	10.78	2,046,596	7.00	1,900,411	6.50
Tier 1 Risk-based Capital
Valley	2,968,530	10.15	2,485,795	8.50	N/A	N/A
Valley National Bank	3,152,070	10.78	2,485,153	8.50	2,338,967	8.00
Tier 1 Leverage Capital
Valley	2,968,530	8.76	1,355,378	4.00	N/A	N/A
Valley National Bank	3,152,070	9.31	1,354,693	4.00	1,693,366	5.00

137	2020 Form 10-K

COMMON AND PREFERRED STOCK (Note 18)
Dividend Reinvestment Plan.  Valley's transfer agent maintains its dividend reinvestment plan (DRIP) with shares purchased in the open market. The ability to issue authorized and previously unissued common stock or reissue treasury stock as part of Valley's DRIP was terminated effective February 12, 2018. During 2018, 87 thousand common shares were reissued from treasury stock or issued from authorized common shares under the DRIP for net proceeds totaling $1.0 million.
Repurchase Plan. In 2007, Valley’s Board of Directors approved the repurchase of up to 4.7 million of common shares. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. Under the repurchase plan, Valley made no purchases of its outstanding shares during the years ended December 31, 2020, 2019 and 2018 in the open market.
Other Stock Repurchases. Valley purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of stock awards. During the years ended December 31, 2020, 2019 and 2018, Valley purchased approximately 510 thousand, 175 thousand and 441 thousand shares, respectively, of its outstanding common stock at an average price of $10.61, $10.45 and $11.83, respectively, for such purpose.
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
Preferred stock is included in Valley's (additional) Tier 1 capital and total risk-based capital at December 31, 2020 and 2019.

2020 Form 10-K	138

OTHER COMPREHENSIVE INCOME (Note 19)
The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018. Components of other comprehensive income (loss) include changes in net unrealized gains and losses on debt securities available for sale; unrealized gains and losses on derivatives used in cash flow hedging relationships; and the pension benefit adjustment for the unfunded portion of various employee, officer and director pension plans.

	2020			2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(in thousands)
Unrealized gains and losses on available for sale (AFS) debt securities
Net gains (losses) arising during the period	$38,477	$(10,632)	$27,845	$54,723	$(15,461)	$39,262	$(32,123)	$9,191	$(22,932)
Less reclassification adjustment for net (gains) losses included in net income (1)	(524)	147	(377)	150	(31)	119	2,873	(636)	2,237
Net change	37,953	(10,485)	27,468	54,873	(15,492)	39,381	(29,250)	8,555	(20,695)
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains arising during the period	(3,169)	918	(2,251)	(1,380)	391	(989)	2,651	(777)	1,874
Less reclassification adjustment for net losses (gains) included in net income (2)	2,912	(838)	2,074	1,808	(517)	1,291	3,493	(999)	2,494
Net change	(257)	80	(177)	428	(126)	302	6,144	(1,776)	4,368
Defined benefit pension plan
Net (losses) gains arising during the period	(5,719)	2,301	(3,418)	(2,385)	(176)	(2,561)	(9,916)	2,765	(7,151)
Amortization of prior service (cost) credit (3)	(136)	38	(98)	(135)	42	(93)	212	(66)	146
Amortization of net loss (3)	1,003	(282)	721	264	(76)	188	625	(178)	447
Net change	(4,852)	2,057	(2,795)	(2,256)	(210)	(2,466)	(9,079)	2,521	(6,558)
Total other comprehensive income (loss)	$32,844	$(8,348)	$24,496	$53,045	$(15,828)	$37,217	$(32,185)	$9,300	$(22,885)

(1)    Included in gains (losses) on securities transactions, net.
(2)     Included in interest expense.
(3)     Included in the computation of net periodic pension cost. See Note 12 for details.

139	2020 Form 10-K

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance-December 31, 2017	$(12,384)	$(8,338)	$(25,283)	$(46,005)
Reclassification due to the adoption of ASU No. 2016-01	(480)	—	—	(480)
Reclassification due to the adoption of ASU No. 2017-12	—	(61)	—	(61)
Balance-January 1, 2018	(12,864)	(8,399)	(25,283)	(46,546)
Other comprehensive (loss) income before reclassifications	(22,932)	1,874	(7,151)	(28,209)
Amounts reclassified from other comprehensive income (loss)	2,237	2,494	593	5,324
Other comprehensive income (loss), net	(20,695)	4,368	(6,558)	(22,885)
Balance-December 31, 2018	(33,559)	(4,031)	(31,841)	(69,431)
Other comprehensive income (loss) before reclassifications	39,262	(989)	(2,561)	35,712
Amounts reclassified from other comprehensive income (loss)	119	1,291	95	1,505
Other comprehensive income (loss), net	39,381	302	(2,466)	37,217
Balance-December 31, 2019	5,822	(3,729)	(34,307)	(32,214)
Other comprehensive income (loss) before reclassifications	27,845	(2,251)	(3,418)	22,176
Amounts reclassified from other comprehensive income (loss)	(377)	2,074	623	2,320
Other comprehensive income (loss), net	27,468	(177)	(2,795)	24,496
Balance-December 31, 2020	$33,290	$(3,906)	$(37,102)	$(7,718)

2020 Form 10-K	140

PARENT COMPANY INFORMATION (Note 20)
Condensed Statements of Financial Condition

	December 31,
	2020	2019
	(in thousands)
Assets
Cash	$130,163	$119,213
Equity securities	2,999	—
Investments in and receivables due from subsidiaries	4,998,795	4,671,578
Other assets	11,133	12,953
Total Assets	$5,143,090	$4,803,744
Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$46,591	$45,796
Long-term borrowings	403,413	292,414
Junior subordinated debentures issued to capital trusts	56,065	55,718
Accrued expenses and other liabilities	44,901	25,628
Shareholders’ equity	4,592,120	4,384,188
Total Liabilities and Shareholders’ Equity	$5,143,090	$4,803,744
Condensed Statements of Income

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Income
Dividends from subsidiary	$186,000	$160,000	$155,000
Income from subsidiary	4,436	4,550	4,550
Gains on securities transactions, net	—	—	3
Losses on sales of assets, net	—	—	(147)
Other interest and income	21	51	39
Total Income	190,457	164,601	159,445
Total Expenses	23,484	27,998	32,269
Income before income tax and equity in undistributed earnings of subsidiary	166,973	136,603	127,176
Income tax (benefit) expense	(3,946)	24,524	(20,547)
Income before equity in undistributed earnings of subsidiary	170,919	112,079	147,723
Equity in undistributed earnings of subsidiary	219,687	197,714	113,705
Net Income	390,606	309,793	261,428
Dividends on preferred stock	12,688	12,688	12,688
Net Income Available to Common Shareholders	$377,918	$297,105	$248,740

141	2020 Form 10-K

Condensed Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities:
Net Income	$390,606	$309,793	$261,428
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(219,687)	(197,714)	(113,705)
Stock-based compensation	16,154	14,726	19,472
Net amortization of premiums and accretion of discounts on borrowings	230	124	63
Gains on securities transactions, net	—	—	(3)
Losses on sales of assets, net	—	—	147
Net change in:
Other assets	121	19,768	9,928
Accrued expenses and other liabilities	17,905	8,803	(10,657)
Net cash provided by operating activities	205,329	155,500	166,673
Cash flows from investing activities:
Purchases of equity securities	(2,500)	—	—
Sales of investment securities available for sale	—	—	257
Cash and cash equivalents acquired in acquisitions	—	11,947	7,915
Repayment of subordinated debt by subsidiary	100,000	—	—
Capital contributions to subsidiary	(210,000)	—	—
Other, net	(1,200)	—	—
Net cash (used in) provided by investing activities	(113,700)	11,947	8,172
Cash flows from financing activities:
Proceeds from issuance of long-term borrowings, net	113,146	—	—
Dividends paid to preferred shareholders	(12,688)	(12,688)	(15,859)
Dividends paid to common shareholders	(177,965)	(146,537)	(138,857)
Purchase of common shares to treasury	(5,374)	(1,805)	(3,801)
Common stock issued, net	2,202	2,957	2,704
Net cash used in financing activities	(80,679)	(158,073)	(155,813)
Net change in cash and cash equivalents	10,950	9,374	19,032
Cash and cash equivalents at beginning of year	119,213	109,839	90,807
Cash and cash equivalents at end of year	$130,163	$119,213	$109,839
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

2020 Form 10-K	142

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

The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$7,160,793	$24,625,066	$5,225,074	$—	$37,010,933

Interest income	$257,196	$1,027,796	$102,883	$(4,156)	$1,383,719
Interest expense	47,712	164,075	34,814	18,214	264,815
Net interest income (loss)	209,484	863,721	68,069	(22,370)	1,118,904
Provision for credit losses	11,502	113,585	635	—	125,722
Net interest income (loss) after provision for credit losses	197,982	750,136	67,434	(22,370)	993,182
Non-interest income	81,499	64,783	10,083	26,667	183,032
Non-interest expense	77,582	98,710	1,136	468,720	646,148
Internal transfer expense (income)	77,835	267,588	56,788	(402,211)	—
Income (loss) before income taxes	$124,064	$448,621	$19,593	$(62,212)	$530,066
Return on average interest earning assets (pre-tax) (unaudited)	1.73%	1.82%	0.37%	N/A	1.43%

143	2020 Form 10-K

	Year Ended December 31, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$6,891,462	$19,343,791	$4,340,277	$—	$30,575,530

Interest income	$272,773	$926,328	$126,723	$(4,824)	$1,321,000
Interest expense	91,798	257,670	57,815	15,669	422,952
Net interest income (loss)	180,975	668,658	68,908	(20,493)	898,048
Provision for credit losses	6,688	17,530	—	—	24,218
Net interest income (loss) after provision for credit losses	174,287	651,128	68,908	(20,493)	873,830
Non-interest income	57,981	41,157	8,818	106,564	214,520
Non-interest expense	76,046	101,924	1,034	452,551	631,555
Internal transfer expense (income)	78,743	221,113	49,670	(349,526)	—
Income (loss) before income taxes	$77,479	$369,248	$27,022	$(16,954)	$456,795
Return on average interest earning assets (pre-tax) (unaudited)	1.12%	1.91%	0.62%	N/A	1.49%

	Year Ended December 31, 2018
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$6,197,161	$17,143,169	$4,362,581	$—	$27,702,911

Interest income	$235,264	$798,974	$130,971	$(5,961)	$1,159,248
Interest expense	64,083	177,273	45,112	15,577	302,045
Net interest income (loss)	171,181	621,701	85,859	(21,538)	857,203
Provision for credit losses	5,550	26,951	—	—	32,501
Net interest income (loss) after provision for credit losses	165,631	594,750	85,859	(21,538)	824,702
Non-interest income	61,280	22,275	8,691	41,806	134,052
Non-interest expense	92,462	95,171	1,251	440,177	629,061
Internal transfer expense (income)	77,164	213,399	54,353	(344,916)	—
Income (loss) before income taxes	$57,285	$308,455	$38,946	$(74,993)	$329,693
Return on average interest earning assets (pre-tax) (unaudited)	0.92%	1.80%	0.89%	N/A	1.19%

2020 Form 10-K	144

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Valley National Bancorp:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.
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
Allowance for loan losses evaluated on a collective basis
As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326), as of January 1, 2020. As discussed in Note 5 to the consolidated financial statements, the Company’s total allowance for loan losses as of December 31, 2020 was $340.2 million, of which $264.4 million related to the loans collectively evaluated for credit losses (the collective ALL). The collective ALL includes the measure of expected credit losses on a collective basis for those loans that share similar risk characteristics. In estimating the collective ALL, the Company uses a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by using probability of default and loss given default metrics.

145	2020 Form 10-K

The metrics are based on the migration of loans from performing to loss by credit quality rating or delinquency categories using life-of-loan analysis periods for each loan portfolio pool, and the severity of loss, based on the aggregate net lifetime losses incurred. The expected credit losses are the product of multiplying the model’s expected life of loan loss percentages by the exposure at default at period end. The model’s expected losses are adjusted for qualitative factors which includes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience on a straight-line basis for the remaining life of the loan. The forecasts consist of a multi-scenario economic forecast model which is assigned relative probability weightings. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses.
We identified the assessment of the collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ALL. Specifically, the assessment encompassed the evaluation of the collective ALL methodology, including the model and methods used to estimate the (1) life of loan loss percentages and the related significant assumptions, including probability of default, loss given default and credit risk ratings for commercial loans, and (2) the qualitative factors, including the reasonable and supportable economic forecasts and related weightings, and reversion. The assessment also included an evaluation of the conceptual soundness and performance of the methodology utilized to derive the quantitative life of loan loss percentages and qualitative factors and the Company’s procedures to validate the model utilized to produce the lifetime loss estimate. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALL estimate, including controls over the:
•development of the collective ALL methodology
•development of the transition matrix model
•identification and determination of the significant assumptions used in the model
•development and ongoing monitoring of the appropriateness of the reasonable and supportable forecast period
•development of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
•procedures performed by the Company to validate the model is fit for use and appropriate to estimate lifetime losses
•periodic testing of loan risk ratings for loan portfolios
•analysis of the collective ALL results, trends and ratios.
We evaluated the Company’s process to develop the collective ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ALL methodology for compliance with U.S. generally accepted accounting principles
•evaluating the judgments made by the Company relative to the development and performance monitoring of the transition matrix model used to calculate the life of loan loss percentage by comparing them to Company-specific metrics and trends and the applicable industry and regulatory practices
•testing the conceptual soundness and performance of the transition matrix model by inspecting the model documentation and model validation documentation to determine whether the model is suitable for the intended use
•evaluating the economic forecast scenarios and related weightings by comparing them to the Company’s business environment and relevant industry practices
•testing the reasonable and supportable forecast period and reversion period to evaluate the length of each period by comparison to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices

2020 Form 10-K	146

•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment and any relevant guarantees or underlying collateral
•evaluating the methodology used to develop the qualitative factor framework and the effect of those factors on the collective ALL by comparing the qualitative factors to the specific portfolio risk characteristics, trends and relevant industry practices and identified limitations of the underlying quantitative models.
We also assessed the sufficiency of the audit evidence obtained related to the collective ALL by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices and potential bias in the accounting estimate.
Goodwill impairment assessment of the Company’s reporting units
As discussed in Notes 1 and 8 to the consolidated financial statements, the carrying value of the Company’s goodwill balance is $1.4 billion as of December 31, 2020. The Company’s goodwill is not amortized but is subject to annual tests for impairment in the second quarter, or more often, if events or circumstances indicate it may be impaired. The Company elected to perform a quantitative impairment test for its annual assessment in the second quarter which compared the fair value of each of the reporting units with their carrying amounts, including goodwill. If the fair value of each of the reporting units exceeded its carrying amounts, the goodwill of the reporting unit was not impaired. An impairment loss is recognized if the carrying value of the net assets assigned to the reporting units exceeds the fair value, with the impairment charge not to exceed the amount of goodwill recorded. Fair value is determined using market multiples and certain discounted cash flow analyses. Factors that may materially affect the fair value estimate include, among others, changes in discount rates, terminal values and specific industry or market sector conditions.
We identified the measurement of the fair value of each of the reporting units in the Company’s annual goodwill impairment assessment as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgement was involved in performing procedures over the individual reporting unit estimated cash flows and related key assumptions, which included the discount rate and the terminal value growth rate used in the discounted cash flow analyses. The key assumptions were challenging to test as they represented subjective determinations of future market and economic conditions that were also more sensitive to variation. Minor changes in these assumptions could have had a significant effect on the Company’s measurement of the fair value of the reporting units and the impairment assessment of the carrying value of the goodwill.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the estimated fair value of the reporting units in the annual goodwill impairment assessment, including controls over the selection and development of key assumptions used in the discounted cash flow analyses. We involved valuation professionals with specialized skill and knowledge, who assisted in:
•evaluating the Company’s fair value methodology for the reporting units for compliance with U.S. generally accepted accounting principles
•evaluating the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available data for comparable entities
•evaluating the Company’s terminal value growth rate by comparing it against an average growth rate range that was independently developed using publicly available economic and industry data for comparable entities
•developing an independent estimate of the reporting units’ fair value using the reporting units’ cash flow forecast and an independently developed discount rate and compared our estimate of fair value to the Company’s fair value estimate
•reconciling the Company’s estimated fair value to its market capitalization as of the measurement date and evaluating the implied control premium for alignment with industry standards.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Short Hills, New Jersey
February 26, 2021

147	2020 Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Valley’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2020 (the end of the period covered by this Annual Report on Form 10-K).
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
As of December 31, 2020, management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating

2020 Form 10-K	148

effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2020, Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2020 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2020. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
Beginning January 1, 2020, Valley adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Valley implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU No. 2016-13. Many of the controls that existed under the incurred model remained unchanged under the new standard. New controls were established over the review of economic forecasting projections obtained externally. Except as related to the adoption of ASU No. 2016-13, Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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

149	2020 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Valley National Bancorp:

Opinion on Internal Control Over Financial Reporting
We have audited Valley National Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Short Hills, New Jersey
February 26, 2021

2020 Form 10-K	150

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information regarding executive officers is included under the section captioned “ Information about our Executive Officers” in Item 1 of this report. The information set forth under the captions “Director Information” and “Corporate Governance” in the 2021 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation
The information set forth under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2021 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2021 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Compensation Committee Interlocks and Insider Participation”, “Certain Transactions with Management” and “Corporate Governance” in the 2021 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)Financial Statements and Schedules:
The following financial statements and supplementary data are filed as part of this annual report:
All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.
(b)Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(3)Articles of Incorporation and By-laws:

151	2020 Form 10-K

A.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report filed on August 7, 2020.

B.	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 23, 2018.

(4)Instruments Defining the Rights of Security Holders:

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

E.	Agreement to provide SEC with Indentures not filed. (Item 601(b)(4)(iii)(A)), incorporated herein by reference to Exhibit 4G to the Registrant's Form 10-K Annual Report filed on February 28, 2017.

F.	Description of Valley Securities, incorporated herein by reference to Exhibit 4F to the Registrant's Form 10-K Annual Report filed on March 10, 2020.

G.
Indenture, dated as of June 5, 2020, between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on June 5, 2020.

H.
First Supplemental Indenture, dated as of June 5, 2020, between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of Notes attached as Exhibit A thereto, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 5, 2020 (Valley 5.25% sub debt due June 15, 2030).

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

2020 Form 10-K	152

G.
Form of Valley National Bancorp Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on May 8, 2017 (in use prior to 2019).+

H.
Valley National Bancorp Deferred Compensation Plan, dated as of January 1, 2017, incorporated herein by reference to Exhibit 10.S to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016.+

I.
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley and Ira Robbins, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

J.
Amended and Restated Change in Control Agreement, dated as of September 21, 2016, among Valley National Bank, Valley and Ira Robbins, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on September 27, 2016 (applicable until December 31, 2022).+

K.
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley and Thomas A. Iadanza, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

L.
Amended and Restated Change in Control Agreement, dated as of September 21, 2016, among Valley National Bank, Valley and Thomas A. Iadanza, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K Current Report filed on September 27, 2016 (applicable until December 31, 2022). +

M.
Severance Letter Agreement, dated as of January 3, 2017, between Valley, Valley National Bank and Ronald H. Janis, incorporated herein by reference to Exhibit 10.DD to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016.+

N.
Change in Control Agreement, dated as of January 3, 2017, between Valley, Valley National Bank and Ronald H. Janis, incorporated herein by reference to Exhibit 10.EE to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016 (applicable until December 31, 2022).+

O.
USAmeriBancorp, Inc. 2006 Stock Option and Restricted Stock Plan, as amended, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement filed on December 29, 2017.+

P.	USAmeriBancorp, Inc. 2015 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement filed on December 29, 2017.+

Q.	Form of Change in Control Agreement for Executive Vice President, dated January 16, 2019, incorporated herein by reference to Exhibit CC to the Registrant's Form 10-K filed on February 28, 2019. +

R.
Form of Change in Control Agreement for Senior Executive Vice President, dated January 16, 2019, incorporated herein by reference to Exhibit DD to the Registrant's Form 10-K filed on February 28, 2019. +

S.
Form of Agreement to Reduce Change in Control Severance, effective January 1, 2023 (applicable to Ira Robbins, Thomas A. Iadanza, Ronald H. Janis, Bernadette M. Mueller and Melissa Scofield), incorporated herein by reference to Exhibit EE to the Registrant's Form 10-K filed on February 28, 2019. +

T.
Form of Change in Control Agreement for President and Chief Executive Officer, dated January 16, 2019 and effective January 1, 2023 (applicable to Ira Robbins), incorporated herein by reference to Exhibit FF to the Registrant's Form 10-K filed on February 28, 2019. +

U.
Amendment to 2016 Change in Central Severance Plan for First Senior Vice Presidents and Senior Vice Presidents (applicable after January 1, 2020), incorporated herein by reference to Exhibit GG to the Registrant's Form 10-K filed on February 28, 2019. +

V.
2019 Change in Control Severance Plan applicable to First Senior Vice Presidents and Senior Vice Presidents, incorporated herein by reference to Exhibit HH to the Registrant's Form 10-K filed on February 28, 2019. +

W.
Form of Change in Control Agreement for Senior Executive Vice President, effective January 1, 2023 (covering Thomas A. Iadanza and Ronald H. Janis), incorporated herein by reference to Exhibit II to the Registrant's Form 10-K filed on February 28, 2019. +

153	2020 Form 10-K

X.
Valley National Bancorp 2016 Long-Term Stock Incentive Plan, as amended and restated on January 28, 2020 incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 6, 2020. +

Y.
Form of Valley National Bancorp Agreement for Performance Based Restricted Stock Unit Award, in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan, (for use in 2019 and thereafter), incorporated herein by reference to Exhibit LL to the Registrant's Form 10-K filed on February 28, 2019. +

Z.
Form of Valley National Bancorp Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan, (for use in 2019 and thereafter), incorporated herein by reference to Exhibit MM to the Registrant's Form 10-K filed on February 28, 2019. +

AA.
Form of Valley National Bancorp Director Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan, (for use in 2019 and thereafter), incorporated herein by reference to Exhibit NN to the Registrant's Form 10-K filed on February 28, 2019. +

BB.
Oritani Financial Corp. 2011 Equity Incentive Plan, incorporated by reference to Appendix A of the proxy statement for the Special Meeting of Oritani Stockholders (Commission File No. 001-34786) filed by Oritani under the Securities Exchange Act of 1934, as amended, on June 27, 2011. +

CC.
Employment Agreement, dated as of July 25, 2017, by and among Joseph V. Chillura, Valley National Bancorp and Valley National Bank, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 7, 2020. +

2020 Form 10-K	154

(21)List of Subsidiaries as of December 31, 2020:

	Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	Aliant Statutory Trust II	Delaware	100%
	GCB Capital Trust III	Delaware	100%
	State Bancorp Capital Trust I	Delaware	100%
	State Bancorp Capital Trust II	Delaware	100%
(b)	Subsidiaries of Valley National Bank:
	Hallmark Capital Management, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Valley Insurance Services, Inc.	New York	90%
	Metro Title and Settlement Agency, Inc.	New York	100%
	Valley Commercial Capital, LLC	New Jersey	100%
	Valley Securities Holdings, LLC	New York	100%
	VNB New York, LLC	New York	100%
(c)	Subsidiaries of Valley Insurance Services, Inc.:
	RISC One, Inc.	New York	100%
	Valley Insurance Services of Florida, LLC	Florida	100%
(d)	Subsidiaries of Valley Securities Holdings, LLC:
	SAR II, Inc.	New Jersey	100%
	Shrewsbury Capital Corporation	New Jersey	100%
	Valley Investments, Inc.	New Jersey	100%
	Oritani Investment Corp.	New Jersey	100%
(e)	Subsidiary of Oritani Investment Corp.:
	Oritani Asset Corp.	New Jersey	100%
(f)	Subsidiary of SAR II, Inc.:
	VNB Realty, Inc.	New Jersey	100%
(g)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%

(23)	Consent of KPMG LLP.*
(24)	Power of Attorney of Certain Directors and Officers of Valley.*
(31.1)	Certification of Ira Robbins, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(31.2)	Certification of Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(32)
Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, Chairman of the Board, President and Chief Executive Officer of the Company and Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File (XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.

+	Management contract and compensatory plan or arrangement.

155	2020 Form 10-K

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
Dated: February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ IRA ROBBINS	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Ira Robbins

/S/ MICHAEL D. HAGEDORN	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Michael D. Hagedorn

/S/ MITCHELL L. CRANDELL	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Mitchell L. Crandell

ANDREW B. ABRAMSON*	Director	February 26, 2021
Andrew B. Abramson

PETER J. BAUM*	Director	February 26, 2021
Peter J. Baum

ERIC P. EDELSTEIN*	Director	February 26, 2021
Eric P. Edelstein

GRAHAM O. JONES*	Director	February 26, 2021
Graham O. Jones

MARC J. LENNER*	Director	February 26, 2021
Marc J. Lenner

KEVIN J. LYNCH*	Director	February 26, 2021
Kevin J. Lynch

PETER V. MAIO*	Director	February 26, 2021
Peter V. Maio

SURESH L. SANI*	Director	February 26, 2021
Suresh L. Sani

2020 Form 10-K	156

Signature	Title	Date

LISA J. SCHULTZ*	Director	February 26, 2021
Lisa J. Schultz

JENNIFER W. STEANS*	Director	February 26, 2021
Jennifer W. Steans

JEFFREY S. WILKS*	Director	February 26, 2021
Jeffrey S. Wilks

DR. SIDNEY S. WILLIAMS, JR.*	Director	February 26, 2021
Dr. Sidney S. Williams, Jr.

*

By: /s/ MICHAEL D. HAGEDORN	February 26, 2021
Michael D. Hagedorn, attorney-in fact

157	2020 Form 10-K