Form 10-Q
period 2021-03-31
VALLEY NATIONAL BANCORP
filed 2021-05-07
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 405,884,672 shares were outstanding as of May 7, 2021.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Cash and due from banks	$280,915	$257,845
Interest bearing deposits with banks	1,352,918	1,071,360
Investment securities:
Equity securities	32,973	29,378
Available for sale debt securities	1,116,221	1,339,473
Held to maturity debt securities (net of allowance for credit losses of $1,070 at March 31, 2021 and $1,428 at December 31, 2020)	2,389,956	2,171,583
Total investment securities	3,539,150	3,540,434
Loans held for sale, at fair value	232,068	301,427
Loans	32,686,416	32,217,112
Less: Allowance for loan losses	(342,880)	(340,243)
Net loans	32,343,536	31,876,869
Premises and equipment, net	323,841	319,797
Lease right of use assets	242,190	252,053
Bank owned life insurance	535,620	535,209
Accrued interest receivable	107,790	106,230
Goodwill	1,382,442	1,382,442
Other intangible assets, net	67,972	70,449
Other assets	769,569	971,961
Total Assets	$41,178,011	$40,686,076
Liabilities
Deposits:
Non-interest bearing	$10,053,026	$9,205,266
Interest bearing:
Savings, NOW and money market	17,081,105	16,015,658
Time	5,451,078	6,714,678
Total deposits	32,585,209	31,935,602
Short-term borrowings	1,084,666	1,147,958
Long-term borrowings	2,242,931	2,295,665
Junior subordinated debentures issued to capital trusts	56,152	56,065
Lease liabilities	266,407	276,675
Accrued expenses and other liabilities	282,976	381,991
Total Liabilities	36,518,341	36,093,956
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at March 31, 2021 and December 31, 2020)	111,590	111,590
Series B (4,000,000 shares issued at March 31, 2021 and December 31, 2020)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 405,801,304 shares at March 31, 2021 and 403,881,488 shares at December 31, 2020)	142,435	141,746
Surplus	3,651,948	3,637,468
Retained earnings	672,651	611,158
Accumulated other comprehensive loss	(17,005)	(7,718)
Treasury stock, at cost (3,766 common shares at March 31, 2021 and 22,490 common shares at December 31, 2020)	(50)	(225)
Total Shareholders’ Equity	4,659,670	4,592,120
Total Liabilities and Shareholders’ Equity	$41,178,011	$40,686,076
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended March 31,
	2021	2020
Interest Income
Interest and fees on loans	$313,181	$333,068
Interest and dividends on investment securities:
Taxable	13,166	21,933
Tax-exempt	3,356	3,926
Dividends	1,871	3,401
Interest on federal funds sold and other short-term investments	224	1,465
Total interest income	331,798	363,793
Interest Expense
Interest on deposits:
Savings, NOW and money market	11,125	34,513
Time	11,093	42,814
Interest on short-term borrowings	1,758	4,707
Interest on long-term borrowings and junior subordinated debentures	15,155	16,420
Total interest expense	39,131	98,454
Net Interest Income	292,667	265,339
(Credit) provision for credit losses for held to maturity securities	(358)	759
Provision for credit losses for loans	9,014	33,924
Net Interest Income After Provision for Credit Losses	284,011	230,656
Non-Interest Income
Trust and investment services	3,329	3,413
Insurance commissions	1,558	1,951
Service charges on deposit accounts	5,103	5,680
Losses on securities transactions, net	(118)	(40)
Fees from loan servicing	2,899	2,748
Gains on sales of loans, net	3,513	4,550
(Losses) gains on sales of assets, net	(196)	121
Bank owned life insurance	2,331	3,142
Other	12,814	19,832
Total non-interest income	31,233	41,397
Non-Interest Expense
Salary and employee benefits expense	88,103	85,728
Net occupancy and equipment expense	32,259	32,441
FDIC insurance assessment	3,276	3,876
Amortization of other intangible assets	6,006	5,470
Professional and legal fees	6,272	6,087
Amortization of tax credit investments	2,744	3,228
Telecommunication expense	3,160	2,287
Other	18,393	16,539
Total non-interest expense	160,213	155,656
Income Before Income Taxes	155,031	116,397
Income tax expense	39,321	29,129
Net Income	115,710	87,268
Dividends on preferred stock	3,172	3,172
Net Income Available to Common Shareholders	$112,538	$84,096

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (continued)
(in thousands, except for share data)

	Three Months Ended March 31,
	2021	2020
Earnings Per Common Share:
Basic	$0.28	$0.21
Diluted	0.28	0.21
Cash Dividends Declared per Common Share	0.11	0.11
Weighted Average Number of Common Shares Outstanding:
Basic	405,152,605	403,519,088
Diluted	407,636,765	405,424,123
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$115,710	$87,268
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(10,436)	26,068
Less reclassification adjustment for net losses included in net income	44	27
Total	(10,392)	26,095
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	174	(1,057)
Less reclassification adjustment for net losses included in net income	651	438
Total	825	(619)
Defined benefit pension plan
Amortization of actuarial net loss	280	172
Total other comprehensive (loss) income	(9,287)	25,648
Total comprehensive income	$106,423	$112,916
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2021

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2020	$209,691	403,859	$141,746	$3,637,468	$611,158	$(7,718)	$(225)	$4,592,120
Net income	—	—	—	—	115,710	—	—	115,710
Other comprehensive loss, net of tax	—	—	—	—	—	(9,287)	—	(9,287)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(45,281)	—	—	(45,281)
Effect of stock incentive plan, net	—	1,939	689	14,480	(5,764)	—	175	9,580
Balance - March 31, 2021	$209,691	405,798	$142,435	$3,651,948	$672,651	$(17,005)	$(50)	$4,659,670

For the Three Months Ended March 31, 2020

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2019	$209,691	403,278	$141,423	$3,622,208	$443,559	$(32,214)	$(479)	$4,384,188
Adjustment due to the adoption of ASU No. 2016-13	—	—	—	—	(28,187)	—	—	(28,187)
Balance - January 1, 2020	209,691	403,278	141,423	3,622,208	415,372	(32,214)	(479)	4,356,001
Net income	—	—	—	—	87,268	—	—	87,268
Other comprehensive income, net of tax	—	—	—	—	—	25,648	—	25,648
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(44,979)	—	—	(44,979)
Effect of stock incentive plan, net	—	466	190	1,828	(2,065)	—	279	232
Balance - March 31, 2020	$209,691	403,744	$141,613	$3,624,036	$452,424	$(6,566)	$(200)	$4,420,998

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$115,710	$87,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,848	14,734
Stock-based compensation	5,465	3,684
Provision for credit losses	8,656	34,683
Net amortization of premiums and accretion of discounts on securities and borrowings	8,293	6,685
Amortization of other intangible assets	6,006	5,470
Losses on securities transactions, net	118	40
Proceeds from sales of loans held for sale	357,108	168,392
Gains on sales of loans, net	(3,513)	(4,550)
Originations of loans held for sale	(287,765)	(147,981)
Losses (gains) on sales of assets, net	196	(121)
Net change in:
Cash surrender value of bank owned life insurance	(2,331)	(3,142)
Accrued interest receivable	(1,560)	(1,716)
Other assets	204,729	(401,849)
Accrued expenses and other liabilities	(111,562)	122,426
Net cash provided by (used in) operating activities	313,398	(115,977)
Cash flows from investing activities:
Net loan originations and purchases	(475,142)	(667,555)
Equity securities:
Purchases	(1,878)	(5,214)
Sales	319	—
Held to maturity debt securities:
Purchases	(407,793)	(103,192)
Maturities, calls and principal repayments	184,163	118,541
Available for sale debt securities:
Purchases	—	(238,488)
Sales	41,134	—
Maturities, calls and principal repayments	164,235	88,688
Death benefit proceeds from bank owned life insurance	1,628	1,184
Proceeds from sales of real estate property and equipment	1,742	6,352
Proceeds from sales of loans held for investment	—	30,020
Purchases of real estate property and equipment	(8,042)	(9,235)
Net cash used in investing activities	$(499,634)	$(778,899)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)
	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Net change in deposits	$649,607	$(200,035)
Net change in short-term borrowings	(63,292)	1,002,375
Proceeds from issuance of long-term borrowings, net	—	725,242
Repayments of long-term borrowings	(51,769)	(42,128)
Cash dividends paid to preferred shareholders	(3,172)	(3,172)
Cash dividends paid to common shareholders	(45,526)	(44,682)
Purchase of common shares to treasury	(542)	(2,094)
Common stock issued, net	5,723	(1,358)
Other, net	(165)	(130)
Net cash provided by financing activities	490,864	1,434,018
Net change in cash and cash equivalents	304,628	539,142
Cash and cash equivalents at beginning of year	1,329,205	434,687
Cash and cash equivalents at end of period	$1,633,833	$973,829

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$37,997	$104,797
Federal and state income taxes	5,855	4,215
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$141	$2,750
Transfer of loans to loans held for sale	—	30,020
Lease right of use assets obtained in exchange for operating lease liabilities	21	3,121
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at March 31, 2021 and for all periods presented have been made. The results of operations for the three months ended on March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2020.
Correction of an Immaterial Error. Valley's previously reported consolidated statement of cash flows for the three months ended March 31, 2020 was revised to reflect an adjustment for an intercompany account that was not properly eliminated in consolidation. The adjustment resulted in a decrease in the “Net change in deposits” line item from a decrease of $168.8 million, to a decrease of $200.0 million and a corresponding decrease in the “Net change in cash and cash equivalents” line item, from an increase of $570.3 million to an increase of $539.1 million. The effect of these revisions was immaterial to the interim period.
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

Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except for share data)
Net income available to common shareholders	$112,538	$84,096
Basic weighted average number of common shares outstanding	405,152,605	403,519,088
Plus: Common stock equivalents	2,484,160	1,905,035
Diluted weighted average number of common shares outstanding	407,636,765	405,424,123
Earnings per common share:
Basic	$0.28	$0.21
Diluted	0.28	0.21

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price per share of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with restricted stock units. Potential anti-dilutive weighted common shares were immaterial for the three months ended March 31, 2021 as compared to 1.9 million shares for the three months ended March 31, 2020.
Note 3. Accumulated Other Comprehensive Loss
The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2021:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2020	$33,290	$(3,906)	$(37,102)	$(7,718)
Other comprehensive (loss) income before reclassification	(10,436)	174	—	(10,262)
Amounts reclassified from other comprehensive income	44	651	280	975
Other comprehensive (loss) income, net	(10,392)	825	280	(9,287)
Balance at March 31, 2021	$22,898	$(3,081)	$(36,822)	$(17,005)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three months ended March 31, 2021 and 2020:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Components of Accumulated Other Comprehensive Loss	2021	2020	Income Statement Line Item
	(in thousands)
Unrealized losses on AFS securities before tax	$(59)	$(40)	Losses on securities transactions, net
Tax effect	15	13
Total net of tax	(44)	(27)
Unrealized losses on derivatives (cash flow hedges) before tax	(915)	(615)	Interest expense
Tax effect	264	177
Total net of tax	(651)	(438)
Defined benefit pension plan:
Amortization of actuarial net loss	(388)	(236)	*
Tax effect	108	64
Total net of tax	(280)	(172)
Total reclassifications, net of tax	$(975)	$(637)

*	Amortization of actuarial net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.
Note 4. New Authoritative Accounting Guidance

New Accounting Guidance Adopted in 2021
Accounting Standards Update (ASU) No. 2020-08, "Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs" provides clarification and affects the guidance previously issued by ASU No. 2017-08 “Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU No. 2020-08 clarifies that an entity should reevaluate whether a debt security with multiple call dates is within the scope of paragraph 310-20-35-33. For each reporting period, to the extent that the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the premium should be amortized to the next call date, unless the guidance to consider estimated prepayments is applied. Valley adopted ASU No. 2020-08 on January 1, 2021 and the new guidance did not have a significant impact on Valley’s consolidated financial statements.

New Accounting Guidance issued in 2021

ASU No. 2021-01 "Reference Rate Reform (Topic 848)" extends some of Accounting Standards Codification Topic 848’s optional expedients to derivative contracts impacted by the discounting transition, including for derivatives that do not reference LIBOR or other reference rates that are expected to be discontinued. ASU No. 2021-01 is effective for all entities immediately upon issuance and may be elected retrospectively to eligible modifications as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications made on or after any date within the interim period including January 7, 2021 and it can be applied through December 31, 2022, similar to the other reference rate reform relief provided under Topic 848. The ASU No. 2021-01 is not expected to have a significant impact on Valley’s consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2021 and December 31, 2020. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	March 31, 2021	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities (1)	$29,724	$19,742	$—	$—
Available for sale:
U.S. Treasury securities	51,199	51,199	—	—
U.S. government agency securities	24,010	—	24,010	—
Obligations of states and political subdivisions	72,722	—	72,593	129
Residential mortgage-backed securities	878,336	—	878,336	—
Corporate and other debt securities	89,954	—	89,954	—
Total available for sale debt securities	1,116,221	51,199	1,064,893	129
Loans held for sale (2)	232,068	—	232,068	—
Other assets (3)	155,633	—	155,633	—
Total assets	$1,533,646	$70,941	$1,452,594	$129
Liabilities
Other liabilities (3)	$22,503	$—	$22,503	$—
Total liabilities	$22,503	$—	$22,503	$—
Non-recurring fair value measurements:
Collateral dependent loans	$38,883	$—	$—	$38,883
Loan servicing rights	682	—	—	682
Foreclosed assets	1,683	—	—	1,683
Total	$41,248	$—	$—	$41,248

		Fair Value Measurements at Reporting Date Using:
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities (1)	$26,379	$18,600	$—	$—
Available for sale:
U.S. Treasury securities	51,393	51,393	—	—
U.S. government agency securities	26,157	—	26,157	—
Obligations of states and political subdivisions	79,950	—	79,135	815
Residential mortgage-backed securities	1,090,022	—	1,090,022	—
Corporate and other debt securities	91,951	—	91,951	—
Total available for sale	1,339,473	51,393	1,287,265	815
Loans held for sale (2)	301,427	—	301,427	—
Other assets (3)	387,452	—	387,452	—
Total assets	$2,054,731	$69,993	$1,976,144	$815
Liabilities
Other liabilities (3)	$156,281	$—	$156,281	$—
Total liabilities	$156,281	$—	$156,281	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans	$35,228	$—	$—	$35,228
Loan servicing rights	15,603	—	—	15,603
Foreclosed assets	7,387	—	—	7,387
Total	$58,218	$—	$—	$58,218

(1)Includes equity securities measured at net asset value (NAV) per share (or its equivalent) as a practical expedient totaling $10.0 million and $7.8 million at March 31, 2021 and December 31, 2020, respectively. These securities have not been classified in the fair value hierarchy.
(2)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $226.6 million and $286.4 million at March 31, 2021 and December 31, 2020, respectively.
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

In calculating the fair value of one impaired special revenue bond (within obligations of states and political subdivisions in the table above) under Level 3, Valley prepared its best estimate of the present value of the cash flows to determine an internal price estimate. In determining the internal price, Valley utilized recent financial information and developments provided by the issuer, as well as other unobservable inputs which reflect Valley’s own assumptions about the inputs that market participants would use in pricing of the defaulted security. A quoted price received from an independent pricing service was weighted with the internal price estimate to determine the fair value of the instrument at March 31, 2021 and December 31, 2020.

Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2021 and December 31, 2020 based on the short duration these assets were held, and the credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR, Overnight Index Swap and Secured Overnight Financing Rate (SOFR) curves for all cleared derivatives. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2021 and December 31, 2020), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2021 and December 31, 2020.

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

Collateral Dependent Loans. Collateral dependent loans are loans when foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At March 31, 2021, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. At March 31, 2021, collateral dependent loans, primarily consisting of taxi medallion loans, with a total amortized cost of $111.5 million were reduced by specific allowance for loan losses allocations totaling $72.6 million to a reported total net carrying amount of $38.9 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third-party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (discount rate), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2021, the fair value model used a blended prepayment speed (stated as constant prepayment rates) of 16.9 percent and a discount rate of 9.6 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. At March 31, 2021, certain loan servicing rights were re-measured at fair value totaling $682 thousand. See Note 8 for additional information.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, an asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. The adjustments to the appraisals of foreclosed assets ranged from 2.9 percent to 18 percent at March 31, 2021.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2021 and December 31, 2020 were as follows:

	Fair Value Hierarchy	March 31, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$280,915	$280,915	$257,845	$257,845
Interest bearing deposits with banks	Level 1	1,352,918	1,352,918	1,071,360	1,071,360
Equity securities (1)	Level 3	3,249	3,249	2,999	2,999
Held to maturity debt securities:
U.S. Treasury securities	Level 1	68,031	74,179	68,126	75,484
U.S. government agency securities	Level 2	5,659	5,795	6,222	6,513
Obligations of states and political subdivisions	Level 2	454,021	465,674	470,259	484,506
Residential mortgage-backed securities	Level 2	1,787,211	1,797,741	1,550,306	1,589,655
Trust preferred securities	Level 2	37,354	30,728	37,348	30,033
Corporate and other debt securities	Level 2	38,750	39,244	40,750	41,421
Total held to maturity debt securities (2)		2,391,026	2,413,361	2,173,011	2,227,612
Net loans	Level 3	32,343,536	32,113,414	31,876,869	31,635,060
Accrued interest receivable	Level 1	107,790	107,790	106,230	106,230
Federal Reserve Bank and Federal Home Loan Bank stock (3)	Level 2	247,158	247,158	250,116	250,116
Financial liabilities
Deposits without stated maturities	Level 1	27,134,131	27,134,131	25,220,924	25,220,924
Deposits with stated maturities	Level 2	5,451,078	5,448,891	6,714,678	6,639,022
Short-term borrowings	Level 1	1,084,666	1,060,430	1,147,958	1,151,478
Long-term borrowings	Level 2	2,242,931	2,242,747	2,295,665	2,405,345
Junior subordinated debentures issued to capital trusts	Level 2	56,152	45,863	56,065	57,779
Accrued interest payable (4)	Level 1	19,972	19,972	18,839	18,839

(1)Represents equity securities without a readily determinable fair value measured at cost less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.

Note 6. Investment Securities

Equity Securities

Equity securities carried at fair value totaled $33.0 million and $29.4 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, Valley's equity securities consisted of one publicly traded money market mutual fund, CRA investments both publicly traded and privately held and, to a lesser extent, equity securities without readily determinable fair values.

Available for Sale Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at March 31, 2021 and December 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2021
U.S. Treasury securities	$50,027	$1,172	$—	$51,199
U.S. government agency securities	22,899	1,123	(12)	24,010
Obligations of states and political subdivisions:
Obligations of states and state agencies	36,075	793	—	36,868
Municipal bonds	35,223	637	(6)	35,854
Total obligations of states and political subdivisions	71,298	1,430	(6)	72,722
Residential mortgage-backed securities	852,398	27,254	(1,316)	878,336
Corporate and other debt securities	87,960	2,076	(82)	89,954
Total	$1,084,582	$33,055	$(1,416)	$1,116,221
December 31, 2020
U.S. Treasury securities	$50,031	$1,362	$—	$51,393
U.S. government agency securities	25,067	1,103	(13)	26,157
Obligations of states and political subdivisions:
Obligations of states and state agencies	40,861	970	(32)	41,799
Municipal bonds	37,489	731	(69)	38,151
Total obligations of states and political subdivisions	78,350	1,701	(101)	79,950
Residential mortgage-backed securities	1,050,369	40,426	(773)	1,090,022
Corporate and other debt securities	89,689	2,294	(32)	91,951
Total	$1,293,506	$46,886	$(919)	$1,339,473

The age of unrealized losses and fair value of the related available for sale debt securities at March 31, 2021 and December 31, 2020 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2021
U.S. government agency securities	$—	$—	$1,430	$(12)	$1,430	$(12)
Municipal bonds	6,847	(6)	—	—	6,847	(6)
Residential mortgage-backed securities	67,489	(984)	23,251	(332)	90,740	(1,316)
Corporate and other debt securities	22,120	(82)	—	—	22,120	(82)
Total	$96,456	$(1,072)	$24,681	$(344)	$121,137	$(1,416)
December 31, 2020
U.S. government agency securities	$—	$—	$1,479	$(13)	$1,479	$(13)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	1,010	(32)	1,010	(32)
Municipal bonds	6,777	(69)	—	—	6,777	(69)
Total obligations of states and political subdivisions	6,777	(69)	1,010	(32)	7,787	(101)
Residential mortgage-backed securities	41,418	(500)	27,911	(273)	69,329	(773)
Corporate and other debt securities	12,517	(32)	—	—	12,517	(32)
Total	$60,712	$(601)	$30,400	$(318)	$91,112	$(919)

Within the available for sale debt securities portfolio, the total number of security positions in an unrealized loss position was 61 and 58 at March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, the fair value of available for sale debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $691.4 million.
The contractual maturities of available for sale debt securities at March 31, 2021 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$13,361	$13,421
Due after one year through five years	77,866	79,806
Due after five years through ten years	92,143	94,029
Due after ten years	48,814	50,629
Residential mortgage-backed securities	852,398	878,336
Total	$1,084,582	$1,116,221
Actual maturities of available for sale debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 3.4 years at March 31, 2021.
Impairment Analysis of Available For Sale Debt Securities

Valley's available for sale debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These types of securities may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers, including due to the economic effects of the COVID-19 pandemic.

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley has evaluated available for sale debt securities that are in an unrealized loss position as of March 31, 2021 included in the table above and has determined that the declines in fair value are mainly attributable to market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment during the three months ended March 31, 2021 and, as a result, there was no allowance for credit losses for available for sale debt securities at March 31, 2021.

Held to Maturity Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at March 31, 2021 and December 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2021
U.S. Treasury securities	$68,031	$6,148	$—	$74,179
U.S. government agency securities	5,659	136	—	5,795
Obligations of states and political subdivisions:
Obligations of states and state agencies	254,991	6,390	(141)	261,240
Municipal bonds	199,030	5,406	(2)	204,434
Total obligations of states and political subdivisions	454,021	11,796	(143)	465,674
Residential mortgage-backed securities	1,787,211	29,249	(18,719)	1,797,741
Trust preferred securities	37,354	52	(6,678)	30,728
Corporate and other debt securities	38,750	566	(72)	39,244
Total	$2,391,026	$47,947	$(25,612)	$2,413,361
December 31, 2020
U.S. Treasury securities	$68,126	$7,358	$—	$75,484
U.S. government agency securities	6,222	291	—	6,513
Obligations of states and political subdivisions:
Obligations of states and state agencies	262,762	8,060	(105)	270,717
Municipal bonds	207,497	6,292	—	213,789
Total obligations of states and political subdivisions	470,259	14,352	(105)	484,506
Residential mortgage-backed securities	1,550,306	39,603	(254)	1,589,655
Trust preferred securities	37,348	50	(7,365)	30,033
Corporate and other debt securities	40,750	672	(1)	41,421
Total	$2,173,011	$62,326	$(7,725)	$2,227,612

The age of unrealized losses and fair value of related debt securities held to maturity at March 31, 2021 and December 31, 2020 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2021
Obligations of states and political subdivisions:
Obligations of states and state agencies	$809	$(30)	$5,521	$(111)	$6,330	$(141)
Municipal bonds	1,328	(2)	—	—	1,328	(2)
Total obligations of states and political subdivisions	2,137	(32)	5,521	(111)	7,658	(143)
Residential mortgage-backed securities	903,746	(18,713)	1,838	(6)	905,584	(18,719)
Trust preferred securities	—	—	29,322	(6,678)	29,322	(6,678)
Corporate and other debt securities	2,928	(72)	—	—	2,928	(72)
Total	$908,811	$(18,817)	$36,681	$(6,795)	$945,492	$(25,612)
December 31, 2020
Obligations of states and state agencies	$5,546	$(105)	$—	$—	$5,546	$(105)
Residential mortgage-backed securities	21,599	(245)	2,470	(9)	24,069	(254)
Trust preferred securities	—	—	28,630	(7,365)	28,630	(7,365)
Corporate and other debt securities	10,749	(1)	—	—	10,749	(1)
Total	$37,894	$(351)	$31,100	$(7,374)	$68,994	$(7,725)

Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 39 and 13 at March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.5 billion.
The contractual maturities of investments in debt securities held to maturity at March 31, 2021 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$26,173	$26,306
Due after one year through five years	228,929	239,320
Due after five years through ten years	149,406	152,366
Due after ten years	199,307	197,628
Residential mortgage-backed securities	1,787,211	1,797,741
Total	$2,391,026	$2,413,361
Actual maturities of held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 5.8 years at March 31, 2021.

Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities through the use of the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at March 31, 2021 and December 31, 2020.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
March 31, 2021
U.S. Treasury securities	$68,031	$—	$—	$—	$68,031
U.S. government agency securities	5,659	—	—	—	5,659
Obligations of states and political subdivisions:
Obligations of states and state agencies	222,683	—	5,632	26,676	254,991
Municipal bonds	157,212	—	—	41,818	199,030
Total obligations of states and political subdivisions	379,895	—	5,632	68,494	454,021
Residential mortgage-backed securities	1,787,211	—	—	—	1,787,211
Trust preferred securities	—	—	—	37,354	37,354
Corporate and other debt securities	—	8,000	—	30,750	38,750
Total	$2,240,796	$8,000	$5,632	$136,598	$2,391,026
December 31, 2020
U.S. Treasury securities	$68,126	$—	$—	$—	$68,126
U.S. government agency securities	6,222	—	—	—	6,222
Obligations of states and political subdivisions:
Obligations of states and state agencies	228,286	—	5,650	28,826	262,762
Municipal bonds	166,408	—	—	41,089	207,497
Total obligations of states and political subdivisions	394,694	—	5,650	69,915	470,259
Residential mortgage-backed securities	1,550,306	—	—	—	1,550,306
Trust preferred securities	—	—	—	37,348	37,348
Corporate and other debt securities	—	5,000	—	35,750	40,750
Total investment securities held to maturity	$2,019,348	$5,000	$5,650	$143,013	$2,173,011

Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At March 31, 2021, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the "non-rated" category included TEMS securities secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

Allowance for Credit Losses for Held to Maturity Debt Securities

Valley has a zero loss expectation for certain securities within the held to maturity portfolio, and therefore it is not required to estimate an allowance for credit losses related to these securities under the CECL standard. After an evaluation of qualitative factors, Valley identified the following securities types which it believes qualify for this exclusion: U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds called TEMS.

At March 31, 2021, held to maturity debt securities were carried net of allowance for credit losses totaling $1.1 million and $1.4 million at March 31, 2021 and December 31, 2020, respectively. Valley recorded a credit

(negative) provision for credit losses of $358 thousand for the three months ended March 31, 2021 and a provision for credit losses of $759 thousand for the three months ended March 31, 2020. There were no net charge-offs of debt securities in the respective periods.
Note 7. Loans and Allowance for Credit Losses for Loans

The detail of the loan portfolio as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Loans:
Commercial and industrial:
Commercial and industrial	$4,784,017	$4,709,569
Commercial and industrial PPP loans *	2,364,627	2,152,139
Total commercial and industrial loans	7,148,644	6,861,708
Commercial real estate:
Commercial real estate	16,923,627	16,724,998
Construction	1,786,331	1,745,825
Total commercial real estate loans	18,709,958	18,470,823
Residential mortgage	4,060,492	4,183,743
Consumer:
Home equity	409,576	431,553
Automobile	1,444,883	1,355,955
Other consumer	912,863	913,330
Total consumer loans	2,767,322	2,700,838
Total loans	$32,686,416	$32,217,112

*Represents SBA Paycheck Protection Program (PPP) loans, net of unearned fees totaling $57.2 million and $43.2 million at March 31, 2021 and December 31, 2020, respectively.

Total loans includes net unearned discounts and deferred loan fees of $108.6 million and $95.8 million at March 31, 2021 and December 31, 2020, respectively. Net unearned discounts and deferred loan fees include the non-credit discount on purchased credit deterioration (PCD) loans and net unearned fees related to PPP loans at March 31, 2021 and December 31, 2020.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $92.4 million and $90.2 million at March 31, 2021 and December 31, 2020, respectively, and is presented separately in the consolidated statements of financial condition.

Valley transferred and sold approximately $30.0 million of residential mortgage loans from the loan portfolio to loans held for sale during the three months ended March 31, 2020. Excluding the loan transfers, there were no other sales of loans from the held for investment portfolio during the three months ended March 31, 2021 and 2020.

Credit Risk Management

For all of its loan types, Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk appetite. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by the Credit Committee. A reporting system supplements the management review process by providing management with frequent reports concerning loan production, loan quality, internal loan classification, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by Valley to manage its risk across business sectors and through cyclical economic circumstances. See Valley’s Annual Report on Form 10-K for the year ended December 31, 2020 for further details.

Credit Quality

The following table presents past due, current and non-accrual loans without an allowance for credit losses by loan portfolio class at March 31, 2021 and December 31, 2020:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Credit Losses
	(in thousands)
March 31, 2021
Commercial and industrial	$3,763	$1,768	$2,515	$108,988	$117,034	$7,031,610	$7,148,644	$10,618
Commercial real estate:
Commercial real estate	11,655	5,455	—	54,004	71,114	16,852,513	16,923,627	41,706
Construction	—	—	—	71	71	1,786,260	1,786,331	—
Total commercial real estate loans	11,655	5,455	—	54,075	71,185	18,638,773	18,709,958	41,706
Residential mortgage	16,004	2,233	2,472	33,655	54,364	4,006,128	4,060,492	17,218
Consumer loans:
Home equity	737	147	—	6,411	7,295	402,281	409,576	48
Automobile	4,421	770	390	368	5,949	1,438,934	1,444,883	—
Other consumer	322	104	27	513	966	911,897	912,863	—
Total consumer loans	5,480	1,021	417	7,292	14,210	2,753,112	2,767,322	48
Total	$36,902	$10,477	$5,404	$204,010	$256,793	$32,429,623	$32,686,416	$69,590

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Credit Losses
	(in thousands)
December 31, 2020
Commercial and industrial	$6,393	$2,252	$9,107	$106,693	$124,445	$6,737,263	$6,861,708	$4,075
Commercial real estate:
Commercial real estate	35,030	1,326	993	46,879	84,228	16,640,770	16,724,998	32,416
Construction	315	—	—	84	399	1,745,426	1,745,825	—
Total commercial real estate loans	35,345	1,326	993	46,963	84,627	18,386,196	18,470,823	32,416
Residential mortgage	17,717	10,351	3,170	25,817	57,055	4,126,688	4,183,743	11,610
Consumer loans:
Home equity	953	492	—	4,936	6,381	425,172	431,553	50
Automobile	8,056	1,107	245	338	9,746	1,346,209	1,355,955	—
Other consumer	1,248	224	26	535	2,033	911,297	913,330	—
Total consumer loans	10,257	1,823	271	5,809	18,160	2,682,678	2,700,838	50
Total	$69,712	$15,752	$13,541	$185,282	$284,287	$31,932,825	$32,217,112	$48,151

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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at March 31, 2021 and December 31, 2020:

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,091,421	$2,438,605	$560,364	$515,645	$191,930	$454,483	$1,637,014	$296	$6,889,758
Special Mention	1,027	1,599	8,714	6,874	3,365	17,601	66,443	37	105,660
Substandard	975	15,664	4,870	9,704	1,226	4,217	25,264	361	62,281
Doubtful	—	—	2,742	—	16,844	71,359	—	—	90,945
Total commercial and industrial	$1,093,423	$2,455,868	$576,690	$532,223	$213,365	$547,660	$1,728,721	$694	$7,148,644
Commercial real estate
Risk Rating:
Pass	$703,940	$3,102,368	$3,001,631	$2,148,025	$1,691,885	$5,314,508	$195,069	$14,597	$16,172,023
Special Mention	—	55,142	74,513	44,406	45,899	193,439	1,235	—	414,634
Substandard	576	22,623	17,031	38,564	74,244	181,107	2,531	92	336,768
Doubtful	—	—	—	—	—	202	—	—	202
Total commercial real estate	$704,516	$3,180,133	$3,093,175	$2,230,995	$1,812,028	$5,689,256	$198,835	$14,689	$16,923,627
Construction
Risk Rating:
Pass	$55,347	$154,819	$99,815	$106,566	$15,422	$42,957	$1,229,949	$—	$1,704,875
Special Mention	—	—	1,035	—	—	6,265	48,111	—	55,411
Substandard	—	32	21	246	—	17,842	7,904	—	26,045
Total construction	$55,347	$154,851	$100,871	$106,812	$15,422	$67,064	$1,285,964	$—	$1,786,331

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$3,058,596	$605,112	$556,284	$212,215	$162,483	$337,484	$1,677,559	$350	$6,610,083
Special Mention	819	10,236	2,135	9,502	10,228	14,165	49,883	51	97,019
Substandard	5,215	3,876	12,481	1,798	4,215	12,965	18,913	462	59,925
Doubtful	—	5,203	1	17,010	2,596	69,871	—	—	94,681
Total commercial and industrial	$3,064,630	$624,427	$570,901	$240,525	$179,522	$434,485	$1,746,355	$863	$6,861,708
Commercial real estate
Risk Rating:
Pass	$3,096,549	$3,052,076	$2,230,047	$1,767,528	$1,798,137	$3,916,990	$199,145	$15,532	$16,076,004
Special Mention	50,193	68,203	44,336	48,813	66,845	109,295	1,705	—	389,390
Substandard	18,936	17,049	30,997	59,618	11,541	118,725	2,531	—	259,397
Doubtful	—	—	—	—	—	207	—	—	207
Total commercial real estate	$3,165,678	$3,137,328	$2,305,380	$1,875,959	$1,876,523	$4,145,217	$203,381	$15,532	$16,724,998
Construction
Risk Rating:
Pass	$145,246	$120,800	$111,174	$15,497	$47,971	$20,029	$1,199,034	$—	$1,659,751
Special Mention	—	1,043	—	—	9,996	17,414	47,311	—	75,764
Substandard	—	26	246	2,628	17	380	7,013	—	10,310
Total construction	$145,246	$121,869	$111,420	$18,125	$57,984	$37,823	$1,253,358	$—	$1,745,825

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of March 31, 2021 and December 31, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$219,558	$732,027	$725,885	$594,844	$508,177	$1,212,780	$44,041	$—	$4,037,312
90 days or more past due	—	2,478	2,814	2,489	3,645	11,754	—	—	23,180
Total residential mortgage	$219,558	$734,505	$728,699	$597,333	$511,822	$1,224,534	$44,041	$—	$4,060,492
Consumer loans
Home equity
Performing	$1,890	$8,179	$9,917	$10,612	$7,550	$17,181	$304,404	$48,364	$408,097
90 days or more past due	—	—	—	—	—	96	573	810	1,479
Total home equity	1,890	8,179	9,917	10,612	7,550	17,277	304,977	49,174	409,576
Automobile
Performing	214,566	411,821	397,409	240,852	128,960	50,506	—	—	1,444,114
90 days or more past due	—	42	141	247	208	131	—	—	769
Total automobile	214,566	411,863	397,550	241,099	129,168	50,637	—	—	1,444,883
Other Consumer
Performing	7,230	7,056	5,375	6,552	1,076	5,613	879,552	—	912,454
90 days or more past due	—	—	—	—	—	—	1	408	409
Total other consumer	7,230	7,056	5,375	6,552	1,076	5,613	879,553	408	912,863
Total Consumer	$223,686	$427,098	$412,842	$258,263	$137,794	$73,527	$1,184,530	$49,582	$2,767,322

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$730,764	$778,161	$684,761	$582,650	$380,723	$943,616	$64,798	$—	$4,165,473
90 days or more past due	—	3,085	4,212	3,464	4,144	3,365	—	—	18,270
Total residential mortgage	$730,764	$781,246	$688,973	$586,114	$384,867	$946,981	$64,798	$—	$4,183,743
Consumer loans
Home equity
Performing	$8,580	$10,634	$11,756	$8,886	$5,340	$15,393	$318,869	$50,879	$430,337
90 days or more past due	—	—	—	—	25	83	378	730	1,216
Total home equity	8,580	10,634	11,756	8,886	5,365	15,476	319,247	51,609	431,553
Automobile
Performing	426,121	438,181	272,075	151,523	50,853	16,550	—	—	1,355,303
90 days or more past due	19	108	173	223	35	94	—	—	652
Total automobile	426,140	438,289	272,248	151,746	50,888	16,644	—	—	1,355,955
Other Consumer
Performing	12,271	5,558	6,815	1,112	1,077	5,314	880,748	—	912,895
90 days or more past due	—	—	—	—	—	22	5	408	435
Total other consumer	12,271	5,558	6,815	1,112	1,077	5,336	880,753	408	913,330
Total Consumer	$446,991	$454,481	$290,819	$161,744	$57,330	$37,456	$1,200,000	$52,017	$2,700,838
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
Performing TDRs (not reported as non-accrual loans) totaled $67.1 million and $57.4 million as of March 31, 2021 and December 31, 2020, respectively. Non-performing TDRs totaled $91.5 million and $92.8 million as of March 31, 2021 and December 31, 2020, respectively.

The following table presents the pre- and post-modification amortized cost of loans by loan class modified as TDRs during the three months ended March 31, 2021 and 2020. Post-modification amounts are presented as of March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021			2020
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount
	($ in thousands)
Commercial and industrial	5	$13,744	$13,307	16	$13,144	$12,630
Commercial real estate	2	4,197	4,185	1	3,863	3,855
Residential mortgage	6	1,528	1,518	—	—	—
Consumer	1	170	168	—	—	—
Total	14	$19,639	$19,178	17	$17,007	$16,485

The total TDRs presented in the above table had allocated allowance for loan losses of $3.4 million and $7.9 million at March 31, 2021 and 2020, respectively. There were $5.1 million and $791 thousand of charge-offs mainly related to TDRs for the three months ended March 31, 2021 and 2020, respectively. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the three months ended March 31, 2021 and 2020.

Loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Amortized Cost	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	16	$12,384	—	$—
Residential mortgage	3	655	1	154
Total	19	$13,039	1	$154

Forbearance. In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley may extend for an additional 90 days. Any extensions beyond this period were done in accordance with applicable regulatory guidance. As of March 31, 2021, Valley had approximately $284 million of outstanding loans remaining in their payment deferral period under short-term modifications as compared to $361 million of loans in deferral at December 31, 2020. Under the applicable guidance, none of these loans were classified as TDRs at March 31, 2021 and December 31, 2020.

Loans in Process of Foreclosure. Other real estate owned (OREO) totaled $4.5 million and $5.1 million at March 31, 2021 and December 31, 2020, respectively. OREO included foreclosed residential real estate properties totaling $413 thousand and $1.0 million at March 31, 2021 and December 31, 2020, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.8 million and $1.9 million at March 31, 2021 and December 31, 2020, respectively.

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
The following table presents collateral dependent loans by class as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Commercial and industrial	$110,169	$106,239
Commercial real estate	60,647	41,562
Residential mortgage	32,144	28,176
Home equity	49	50
Total	$203,009	$176,027

Commercial and industrial loans are primarily collateralized by taxi medallions in the table above.

Allowance for Credit Losses for Loans
The following table summarizes the allowance for credit losses for loans at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$342,880	$340,243
Allowance for unfunded credit commitments	11,433	11,111
Total allowance for credit losses for loans	$354,313	$351,354

The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$8,692	$33,851
Provision for unfunded credit commitments	322	73
Total provision for credit losses for loans	$9,014	$33,924

The following table details the activity in the allowance for loan losses by loan portfolio segment for the three months ended March 31, 2021 and 2020:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended March 31, 2021
Allowance for loan losses:
Beginning balance	$131,070	$164,113	$28,873	$16,187	$340,243
Loans charged-off	(7,142)	(382)	(138)	(1,138)	(8,800)
Charged-off loans recovered	1,589	69	157	930	2,745
Net (charge-offs) recoveries	(5,553)	(313)	19	(208)	(6,055)
Provision for loan losses	891	10,436	(1,720)	(915)	8,692
Ending balance	$126,408	$174,236	$27,172	$15,064	$342,880
Three Months Ended March 31, 2020
Allowance for losses:
Beginning balance	$104,059	$45,673	$5,060	$6,967	$161,759
Impact of ASU 2016-13 adoption*	15,169	49,797	20,575	6,990	92,531
Beginning balance, adjusted	119,228	95,470	25,635	13,957	254,290
Loans charged-off	(3,360)	(44)	(336)	(2,565)	(6,305)
Charged-off loans recovered	569	93	50	794	1,506
Net (charge-offs) recoveries	(2,791)	49	(286)	(1,771)	(4,799)
Provision for loan losses	11,000	16,066	4,107	2,678	33,851
Ending balance	$127,437	$111,585	$29,456	$14,864	$283,342

*    Includes a $61.6 million increase representing the estimated expected credit losses for PCD loans as a result of the ASU 2016-13 adoption on January 1, 2020.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at March 31, 2021 and December 31, 2020.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
March 31, 2021
Allowance for loan losses:
Individually evaluated for credit losses	$73,574	$4,663	$773	$516	$79,526
Collectively evaluated for credit losses	52,834	169,573	26,399	14,548	263,354
Total	$126,408	$174,236	$27,172	$15,064	$342,880
Loans:
Individually evaluated for credit losses	$144,101	$80,234	$39,488	$2,936	$266,759
Collectively evaluated for credit losses	7,004,543	18,629,724	4,021,004	2,764,386	32,419,657
Total	$7,148,644	$18,709,958	$4,060,492	$2,767,322	$32,686,416
December 31, 2020
Allowance for loan losses:
Individually evaluated for credit losses	$73,063	$1,338	$1,206	$264	$75,871
Collectively evaluated for credit losses	58,007	162,775	27,667	15,923	264,372
Total	$131,070	$164,113	$28,873	$16,187	$340,243
Loans:
Individually evaluated for credit losses	$131,057	$61,754	$35,151	$1,631	$229,593
Collectively evaluated for credit losses	6,730,651	18,409,069	4,148,592	2,699,207	31,987,519
Total	$6,861,708	$18,470,823	$4,183,743	$2,700,838	$32,217,112

Note 8. Goodwill and Other Intangible Assets

Goodwill totaled $1.4 billion at both March 31, 2021 and December 31, 2020. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2020).

During the three months ended March 31, 2021, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three months ended March 31, 2021 and 2020.

The following table summarizes other intangible assets as of March 31, 2021 and December 31, 2020:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
March 31, 2021
Loan servicing rights	$106,679	$(84,163)	$(74)	$22,442
Core deposits	101,160	(56,669)	—	44,491
Other	3,945	(2,906)	—	1,039
Total other intangible assets	$211,784	$(143,738)	$(74)	$67,972
December 31, 2020
Loan servicing rights	$103,150	$(80,340)	$(865)	$21,945
Core deposits	101,160	(53,747)	—	47,413
Other	3,945	(2,854)	—	1,091
Total other intangible assets	$208,255	$(136,941)	$(865)	$70,449

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $791 thousand and net impairment charges totaling $109 thousand for the three months ended March 31, 2021 and 2020, respectively. See the “Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis” section of Note 5 for additional information regarding the fair valuation.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 8.9 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 7.6 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three months ended March 31, 2021 and 2020.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2021 through 2025:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2021	$3,675	$8,685	$154
2022	4,097	9,876	191
2023	3,187	8,146	131
2024	2,495	6,537	117
2025	1,975	4,929	103

Valley recognized amortization expense on other intangible assets, including net (recoveries of) impairment charges on loan servicing rights, totaling approximately $6.0 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively.

Note 9. Stock–Based Compensation
On April 19, 2021, Valley's shareholders approved the Valley National Bancorp 2021 Incentive Compensation Plan (the 2021 Plan) administered by the Compensation and Human Resources Committee (the Committee) as appointed by Valley's Board of Directors. The purposes of the 2021 Plan are to provide additional incentives to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain officers, other employees and non-employee directors whose efforts will result in the continued and long-term growth of Valley's business. Upon shareholder approval of the 2021 Plan, Valley ceased granting new awards under the Valley National Bancorp 2016 Long-Term Stock Incentive Plan (the 2016 Plan).
Under the 2021 Plan, Valley may issue awards to its officers, employees and non-employee directors in amounts up to 9 million shares of common stock (less one share for every share granted after December 31, 2020 under the 2016 Plan) in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs). If after December 31, 2020 any award granted under the 2016 Plan is forfeited, expires, settled for cash, withheld for tax obligations, or otherwise does not result in the issuance of all or a portion of the shares subject to such award, the shares will be added to the 2021 Plan's share reserve. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley's common stock on the last sale price reported for Valley's common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third-party specialist using a Monte Carlo valuation model.
Valley granted 1.1 million and 1.0 million of time-based RSUs during the three months ended March 31, 2021 and 2020, respectively. Generally, time-based RSUs vest ratably over a three-year period. The average grant date fair value of the RSUs granted during the three months ended March 31, 2021 and 2020 was $11.75 per share and $10.79 per share, respectively.
Valley granted 604 thousand and 589 thousand of performance-based RSUs to certain executive officers for the three months ended March 31, 2021 and 2020, respectively. The performance-based RSU awards include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share plus dividends and RSUs with vesting conditions based upon Valley's total shareholder return as compared to its peer group. The RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date or forfeited if the performance conditions are not met. The grant date fair value of the RSUs granted during the three months ended March 31, 2021 and 2020 was $11.75 per share and $10.82 per share, respectively.

Valley recorded total stock-based compensation expense of $5.5 million and $4.0 million for the three months ended March 31, 2021 and 2020, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of March 31, 2021, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $32.9 million and will be recognized over an average remaining vesting period of 2.16 years.
Note 10. Derivative Instruments and Hedging Activities

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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At March 31, 2021, Valley had 25 credit swaps with an aggregate notional amount of $215.5 million related to risk participation agreements.

At March 31, 2021, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	March 31, 2021			December 31, 2020
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$88	$1,100,000	$—	$179	$1,100,000
Total derivatives designated as hedging instruments	$—	$88	$1,100,000	$—	$179	$1,100,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other derivatives *	$153,859	$17,956	$9,375,183	$387,008	$154,025	$8,889,557
Mortgage banking derivatives	1,774	4,459	446,943	444	2,077	321,486
Total derivatives not designated as hedging instruments	$155,633	$22,415	$9,822,126	$387,452	$156,102	$9,211,043

*    Other derivatives include risk participation agreements.
The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account with the cash flow hedges and over-the-counter (OTC) non-designated derivative instruments. As a result, the fair value of the applicable derivative assets and liabilities are reported net of variation margin at March 31, 2021 and December 31, 2020 in the table above.

Gains (losses) included in the consolidated statements of income and other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(915)	$(615)
Amount of gain (loss) recognized in other comprehensive income	177	(1,480)
The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $3.1 million and $4.0 million at March 31, 2021 and December 31, 2020, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $2.7 million will be reclassified as an increase to interest expense over the next 12 months.
The net (gains) losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$(1,785)	$89

Other non-interest income included fee income related to non-designated hedge derivative interest rate swaps (not designated as hedging instruments) executed with commercial loan customers totaling $6.2 million and $14.2 million for the three months ended March 31, 2021 and 2020, respectively.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of March 31, 2021, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of March 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $11.6 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.

Note 11. Balance Sheet Offsetting

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

Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the repurchase agreement should Valley be in default. The total amount of collateral held or pledged cannot exceed the net derivative fair values with the counterparty.

The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of March 31, 2021 and December 31, 2020.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments		Cash Collateral (1)	Net Amount
	(in thousands)
March 31, 2021
Assets:
Interest rate swaps	$151,185	$—	$151,185	$—		$—	$151,185
Liabilities:
Interest rate swaps	$17,956	$—	$17,956	$—		$(11,602)	$6,354
Repurchase agreements	300,000	—	300,000	(300,000)	(2)	—	—
Total	$317,956	$—	$317,956	$(300,000)		$(11,602)	$6,354
December 31, 2020
Assets:
Interest rate swaps	$150,487	$—	$150,487	$—		$—	$150,487
Liabilities:
Interest rate swaps	$150,487	$—	$150,487	$—		$(150,487)	$—
Repurchase agreements	300,000	—	300,000	(300,000)	(2)	—	—
Total	$450,487	$—	$450,487	$(300,000)		$(150,487)	$—

(1)    Cash collateral pledged to our counterparties in relation to market value exposures of OTC derivative contacts in a liability position.
(2)    Represents the fair value of non-cash pledged investment securities.

Note 12. Tax Credit Investments

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$19,190	$20,074
Other tax credit investments, net	45,275	47,301
Total tax credit investments, net	$64,465	$67,375
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,379	$1,379
Unfunded other tax credit commitments	—	—
Total unfunded tax credit commitments	$1,379	$1,379

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$897	$1,234
Other tax credit investment credits and tax benefits	2,685	1,300
Total reduction in income tax expense	$3,582	$2,534
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$543	$554
Affordable housing tax credit investment impairment losses	341	418
Other tax credit investment losses	173	544
Other tax credit investment impairment losses	1,687	1,712
Total amortization of tax credit investments recorded in non-interest expense	$2,744	$3,228
Note 13. Business Segments

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

The following tables represent the financial data for Valley’s four business segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,049,252	$25,533,227	$4,803,740	$—	$37,386,219

Interest income	$60,845	$252,336	$19,509	$(892)	$331,798
Interest expense	6,415	23,235	4,371	5,110	39,131
Net interest income (loss)	54,430	229,101	15,138	(6,002)	292,667
(Credit) provision for credit losses	(2,635)	11,676	(385)	—	8,656
Net interest income (loss) after provision for credit losses	57,065	217,425	15,523	(6,002)	284,011
Non-interest income	13,685	7,713	2,331	7,504	31,233
Non-interest expense	19,849	25,531	1,777	113,056	160,213
Internal transfer expense (income)	19,502	70,555	13,277	(103,334)	—
Income (loss) before income taxes	$31,399	$129,052	$2,800	$(8,220)	$155,031
Return on average interest earning assets (pre-tax)	1.78%	2.02%	0.23%	N/A	1.66%

	Three Months Ended March 31, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,217,144	$22,782,284	$4,674,647	$—	$34,674,075

Interest income	$68,255	$264,875	$31,769	$(1,106)	$363,793
Interest expense	19,700	62,186	12,760	3,808	98,454
Net interest income (loss)	48,555	202,689	19,009	(4,914)	265,339
Provision for credit losses	6,785	27,139	759	—	34,683
Net interest income (loss) after provision for credit losses	41,770	175,550	18,250	(4,914)	230,656
Non-interest income	14,677	15,599	3,142	7,979	41,397
Non-interest expense	19,871	24,158	387	111,240	155,656
Internal transfer expense (income)	20,335	64,196	13,175	(97,706)	—
Income (loss) before income taxes	$16,241	$102,795	$7,830	$(10,469)	$116,397
Return on average interest earning assets (pre-tax)	0.90%	1.80%	0.67%	N/A	1.34%

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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations, including the potential effects of the COVID-19 pandemic on our businesses and financial results and conditions. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “will,” “opportunity,” “allow,” “continues,” “would,” “could,” “typically,” “usually,” “anticipate,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, include, but are not limited to:

•the continued impact of COVID-19 on the U.S. and global economies, including business disruptions, reductions in employment and an increase in business failures, specifically among our clients;
•the continued impact of COVID-19 on our employees and our ability to provide services to our customers and respond to their needs as more cases of COVID-19 may arise in our primary markets;
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
•the risks related to the discontinuation of the London Interbank Offered Rate and other reference rates, including increased expenses and litigation and the effectiveness of hedging strategies;
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

A detailed discussion of factors that could affect our results is included in our SEC filings, including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. At March 31, 2021, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2020.
New Authoritative Accounting Guidance

See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At March 31, 2021, Valley had consolidated total assets of approximately $41.2 billion, total net loans of $32.3 billion, total deposits of $32.6 billion and total shareholders’ equity of $4.7 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City

Boroughs of Manhattan, Brooklyn, Queens, and Long Island, Florida and Alabama. Of our current 226 branch network, 58 percent, 17 percent, 18 percent and 7 percent of the branches are in New Jersey, New York, Florida and Alabama, respectively. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years primarily through bank acquisitions.

Impact of COVID-19. During the first quarter 2021, the COVID-19 pandemic continued to cause uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. However, the overall level of economic activity and our outlook improved during the first quarter 2021 largely due to government stimulus programs, central bank policies, strong vaccine rollout efforts and consumers and businesses eager to return to a state of normalcy after almost a year of lockdowns.
The American Rescue Plan Act of 2021, signed into law on March 11, 2021, is a $1.9 trillion economic stimulus package intended to continue to facilitate the recovery from the economic and health effects of the COVID-19 pandemic. This new law combined with the Consolidated Appropriations Act, 2021 signed into law on December 27, 2020, provides, amongst other stimulus, additional funding under the SBA's Paycheck Protection Program (PPP). Valley's PPP loan portfolio increased $212.5 million to $2.4 billion at March 31, 2021 from December 31, 2020, which was net of over $630 million of PPP loans forgiven by the SBA during the first quarter 2021. During the second quarter 2021, Valley originated approximately $108 million of additional PPP loans through May 4, 2021, which was the last day the SBA's PPP loan application window was open for most lenders.

In response to the COVID-19 pandemic and its economic impact on certain customers and in accordance with provisions set forth by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, Valley implemented short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley may extend for an additional 90 days. Any extensions beyond this period were made in accordance with applicable regulatory guidance. As of March 31, 2021, Valley had $284 million of outstanding loans remaining in their payment deferral period under short-term modifications representing approximately 0.9 percent of our total loan portfolio at March 31, 2021 as compared to $361 million, or 1.1 percent of total loans at December 31, 2020.

We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act, Enhancement Act and other government stimulus or Federal Reserve actions. However, the extent to which the COVID-19 pandemic will impact our operations and financial results during the second quarter 2021 and beyond is highly uncertain. See the "Operating Environment" section of MD&A for more details.

We continue to closely monitor local conditions in the areas we serve and will take actions as circumstances warrant, which may necessitate certain branch or other office closures and reduced lobby services. Our business continuity plan continues to remain in effect with many of our non-customer facing employees continuing to work remotely.

Quarterly Results. Net income for the first quarter 2021 was $115.7 million, or $0.28 per diluted common share, compared to $87.3 million, or $0.21 per diluted common share, for the first quarter 2020. The $28.4 million increase in quarterly net income as compared to the same quarter one year ago was largely due to:

•a $27.3 million increase in net interest income mainly due to (i) lower rates on our deposit products combined with a continued customer shift to deposits without stated maturities, (ii) continued run-off of higher cost time deposits, (iii) interest and fee income from PPP loans, and (iv) the prepayment of $534 million of long-term FHLB advances with a combined weighted average interest rate of 2.48 percent in December 2020; and

•a $26.0 million decrease in our provision for credit losses mainly due to the improved economic forecast component of the reserve as compared to March 31, 2020,

partially offset by:

•a $10.1 million decrease in non-interest income mainly caused by lower commercial loan customer swap fees and a decrease in gains on the sales of residential mortgage loans;

•a $4.6 million increase in non-interest expense due to higher salary and employee benefits expense and increases in data processing costs and telecommunication expense; and

•a $10.2 million increase in income tax expense.

See the “Net Interest Income”, “Non-Interest Income”, “Non-Interest Expense”, and “Income Taxes” sections below for more details on the items above impacting our first quarter 2021 results.

Operating Environment. During the first quarter 2021, real gross domestic product expanded 6.4 percent compared to 4.3 percent growth in the fourth quarter 2020. The acceleration in growth was broad-based as a result of increased investments and households consumption for a range of goods and services. Economic activity is likely to remain strong as COVID-19 cases are expected to decline and vaccination rates in the country increase. In addition, the recent passage of the American Rescue Plan Act of 2021 should further support this outlook. The Federal Reserve continued to assist economic activity and the return to sustained expansion. At their meeting in March, the Federal Open Market Committee maintained the target range for the federal funds rate between 0.00 and 0.25 percent.

The 10-year U.S. Treasury note yield ended the first quarter at 1.74 percent, 81 basis points higher compared with December 31, 2020. The spread between the 2- and 10-year U.S. Treasury note yields ended the first quarter 2021 at 1.58 percent, a 78 basis point widening as compared to the end of the fourth quarter 2020.

For all commercial banks in the U.S., loans and leases declined approximately 3.2 percent on an annual basis in the first quarter 2021 compared to the previous linked quarter. For the industry, banks reported that demand for commercial and industrial lending remains weak. For commercial real estate loans, conditions were mixed. While demand picked up considerably for loans secured by multifamily residential structures, the environment remains challenged for loans secured by nonfarm nonresidential structures.

In the first quarter 2021, Valley's originations increased across most products, particularly from residential mortgage and consumer lending. Valley also benefited from a stronger origination pipeline for non-PPP commercial and industrial and commercial real estate loans across its geographies, particularly in Florida, partly driven by expansion of its lending teams. However, should loan demand weaken or the expected recovery from the pandemic in Valley's primary markets be prolonged, our business operations and results could be adversely impacted, as highlighted elsewhere in this MD&A.

Loans. Loans increased $469.3 million to approximately $32.7 billion at March 31, 2021 from December 31, 2020.
The increase was largely due to new loan volumes within the commercial and industrial, commercial real estate and automobile loan portfolios in the first quarter 2021. Within commercial and industrial loans, PPP loans increased $212.5 million to approximately $2.4 billion at March 31, 2021 from December 31, 2020. Our first quarter new and refinanced loan originations included approximately $288 million of residential mortgage loans originated for sale rather than investment. Net gains on sales of residential loans were $3.5 million and $16.0 million in the first quarter 2021 and fourth quarter 2020, respectively. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Total non-performing assets (NPAs), consisting of non-accrual loans, other real estate owned (OREO), other repossessed assets and a non-accrual debt security increased $16.0 million to $210.5 million at March 31, 2021 as compared to December 31, 2020. Non-accrual loans increased $18.7 million to $204.0 million at March 31, 2021 as compared to December 31, 2020 mainly due to one commercial real estate loan and an increase in non-accrual residential mortgage loans partially caused by the migration of loans previously reported in the 60-89 days past due category at December 31, 2020. Non-accrual loans represented 0.62 percent of total loans at March 31, 2021, as compared to 0.58 percent at December 31, 2020.
Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) decreased $46.2 million to $52.8 million, or 0.16 percent of total loans, at March 31, 2021 as compared to $99.0 million, or 0.31 percent of total loans, at December 31, 2020 mainly due to declines in early stage delinquencies for most loan categories. See further details in the "Non-performing Assets" section below.

Deposits and Other Borrowings. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 30 percent, 52 percent and 18 percent of total deposits as of March 31, 2021, respectively. Overall, average deposits increased by $79.4 million to $31.8 billion for the first quarter 2021 as compared to the fourth quarter 2020. Our mix of the deposit categories within total average deposits for the first quarter 2021 as compared to the fourth quarter 2020 experienced a continued shift of maturing time deposits and consumer preference to non-maturity deposit account due to the low level of interest rates.
Actual ending balances for deposits increased $649.6 million to approximately $32.6 billion at March 31, 2021 from December 31, 2020 largely due to increases of $847.8 million and $1.1 billion in the non-interest bearing and non-maturity interest bearing deposit categories, respectively, partially offset by a $1.3 billion decrease in time deposits. The decrease in time deposits was driven by normal run-off of maturing retail and brokered CDs with some continued migration of retail balances to more liquid deposit product categories. Total brokered deposits (consisting of both time and money market deposit accounts) decreased approximately $800 million to $2.3 billion at March 31, 2021 as compared to $3.1 billion at December 31, 2020. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 31 percent, 52 percent and 17 percent of total deposits as of March 31, 2021, respectively. While we believe the current operating environment will likely continue to be favorable for Valley’s deposit gathering initiatives, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at March 31, 2021.
Average short-term borrowings decreased $148.1 million to $1.2 billion for the first quarter 2021 as compared to the fourth quarter 2020 due to reductions in our excess liquidity levels. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) decreased by $456.4 million to $2.3 billion for the first quarter 2021 as compared to the fourth quarter 2020 mainly due to the prepayment of $534 million of long-term FHLB borrowings in December 2020.
Actual ending balances for short-term borrowings decreased by $63.3 million to $1.1 billion at March 31, 2021 from the fourth quarter 2020 due to the decline in overnight borrowings. Long-term borrowings decreased by $52.7 million to $2.2 billion at March 31, 2021 as compared to December 31, 2020 mainly attributable to the normal maturities of FHLB advances.
Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Return on average assets	1.14%	0.92%
Return on average assets, as adjusted	1.14	0.93

Return on average shareholders’ equity	9.96	7.92
Return on average shareholders’ equity, as adjusted	9.97	8.01

Return on average tangible shareholders’ equity (ROATE)	14.49	11.84
ROATE, as adjusted	14.50	11.97

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

Adjusted net income is computed as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income, as reported	$115,710	$87,268
Add: Losses on securities transactions (net of tax)	85	29
Add: Merger related expenses (net of tax) (*)	—	936
Net income, as adjusted	$115,795	$88,233

(*)    Merger related expenses are primarily within professional and legal fees, and other non-interest expense.

In addition to the items used to calculate net income, as adjusted, in the table above, our net income is, from time to time, impacted by fluctuations in the level of net gains on sales of loans and swap fees recognized from commercial loan customer transactions. These amounts can vary widely from period to period due to, among other factors, the amount of residential mortgage loans originated for sale, loan portfolio sales and commercial loan customer demand for certain products. See the “Non-Interest Income” section below for more details.

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Net income, as adjusted	$115,795	$88,233
Average assets	$40,770,731	$38,116,850
Annualized return on average assets, as adjusted	1.14%	0.93%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Net income, as adjusted	$115,795	$88,233
Average shareholders' equity	$4,645,400	$4,408,585
Annualized return on average shareholders' equity, as adjusted	9.97%	8.01%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Net income	$115,710	$87,268
Net income, as adjusted	115,795	88,233
Average shareholders’ equity	$4,645,400	$4,408,585
Less: Average goodwill and other intangible assets	1,451,750	1,460,988
Average tangible shareholders’ equity	$3,193,650	$2,947,597
Annualized ROATE	14.49%	11.84%
Annualized ROATE, as adjusted	14.50%	11.97%

Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets, less interest expense on interest bearing liabilities, and represents the main source of income for Valley.

Net interest income on a tax equivalent basis totaling $293.6 million for the first quarter 2021 increased $4.8 million and $27.2 million as compared to the fourth quarter 2020 and first quarter 2020, respectively. The increase as compared to the fourth quarter 2020 was mainly due to (i) increased interest and fee income from PPP loans, (ii) continued run-off of higher cost time deposits, (iii) the prepayment of $534 million of long-term FHLB advances with a combined weighted average interest rate of 2.48 percent in December 2020, and (iv) lower rates on our deposit products combined with a continued customer shift to deposits without stated maturities. Interest expense of $39.1 million for the first quarter 2021 decreased $7.0 million as compared to the fourth quarter 2020. Interest income on a tax equivalent basis in the first quarter 2021 decreased by $2.3 million to $332.7 million as compared to the fourth quarter 2020 mainly due to lower overall yields on average taxable investment securities and loans and a decline in average balances within the investment portfolio due to normal repayment activity, partially offset by a $8.7 million increase in interest and fees on PPP loans caused by recognition of fee income on loans forgiven by the SBA during the first quarter 2021.

Average interest earning assets increased $2.7 billion to $37.4 billion for the first quarter 2021 as compared to the first quarter 2020 primarily due to organic loan growth over the 12-month period, including $2.3 billion of PPP loans. As compared to the fourth quarter 2020, average interest earning assets decreased by $420.3 million from $37.8 billion partly driven by lower level of excess liquidity held in overnight interest bearing deposits with banks. The decrease in average overnight interest bearing deposits with banks was largely caused by funds used in the prepayment of long-term FHLB borrowings totaling $534 million in December 2020.

Average interest bearing liabilities decreased $280.9 million to $26.0 billion for the first quarter 2021 as compared to the first quarter 2020 primarily due to the repayments of long-term FHLB advances and a decline in overnight borrowings, partially offset by higher average deposit levels caused by general increases in customer balances. As compared to the fourth quarter 2020, average interest bearing liabilities decreased by $754.0 million in the first quarter 2021 mainly due to decreases in long- and short-term borrowings largely attributable to the December 2020 prepayment and normal maturities of FHLB advances, respectively, as we reduced our reliance on wholesale funding sources. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.

Our net interest margin on a tax equivalent basis of 3.14 percent for the first quarter 2021 increased by 8 basis points and 7 basis points from 3.06 percent and 3.07 percent for the first quarter 2020 and fourth quarter 2020, respectively. The yield on average interest earning assets increased by 2 basis points on a linked quarter basis, mostly due to the higher yield on the PPP loan portfolio and reduced excess liquidity held in overnight investments. The yield on average loans decreased by 1 basis point to 3.85 percent for the first quarter 2021 as compared to the fourth quarter 2020. This decrease was mainly due to new and refinanced loan originations at lower market interest rates and two less days during the first quarter 2021, which were mostly offset by the increased yield on our PPP loan portfolio. The overall cost of average interest bearing liabilities decreased 9 basis points to 0.60 percent for the first quarter 2021 as compared to the linked fourth quarter 2020, largely due to the lower rates offered on deposit products, maturing time deposits and a 4 basis point decrease in the average cost of short-term borrowings. Our cost of total average deposits was 0.28 percent for the first quarter 2021 as compared to 0.33 percent for the fourth quarter 2020.

Looking forward, we expect moderate ongoing interest rate pressures on our net interest margin for the second quarter 2021 and beyond due to the low level of market rates and the potential negative impact on the overall yield on new and refinanced loan originations. However, we are also encouraged by the continued potential opportunity to repay or reprice stated maturity deposits and borrowings maturing at low costs during the remainder of 2021. On April 1, 2021, we elected to call and prepay $60 million of subordinated notes that were bearing interest of 6.25 percent per annum and had an original contractual maturity date of April 1, 2026.

The following table reflects the components of net interest income for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$32,582,479	$313,206	3.85%	$32,570,902	$313,993	3.86%	$29,999,428	$333,068	4.44%
Taxable investments (3)	3,111,116	15,037	1.93	3,204,974	16,491	2.06	3,557,913	25,334	2.85
Tax-exempt investments (1)(3)	513,809	4,248	3.31	506,748	4,227	3.34	585,987	4,970	3.39
Interest bearing deposits with banks	1,178,815	224	0.08	1,523,876	260	0.07	530,747	1,465	1.10
Total interest earning assets	37,386,219	332,715	3.56	37,806,500	334,971	3.54	34,674,075	364,837	4.21
Allowance for loan losses	(347,262)			(329,748)			(256,675)
Cash and due from banks	312,882			283,239			312,762
Other assets	3,373,506			3,503,259			3,378,372
Unrealized gains on securities available for sale, net	45,386			45,693			8,316
Total assets	$40,770,731			$41,308,943			$38,116,850
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$16,617,762	$11,125	0.27%	$15,606,081	$11,706	0.30%	$13,239,382	$34,513	1.04%
Time deposits	5,844,524	11,093	0.76	7,005,804	14,368	0.82	8,897,934	42,814	1.92
Total interest bearing deposits	22,462,286	22,218	0.40	22,611,885	26,074	0.46	22,137,316	77,327	1.40
Short-term borrowings	1,168,617	1,758	0.60	1,316,706	2,097	0.64	1,322,699	4,707	1.42
Long-term borrowings (4)	2,323,279	15,155	2.61	2,779,632	17,967	2.59	2,775,049	16,420	2.37
Total interest bearing liabilities	25,954,182	39,131	0.60	26,708,223	46,138	0.69	26,235,064	98,454	1.50
Non-interest bearing deposits	9,373,000			9,143,953			6,694,102
Other liabilities	798,149			874,438			779,099
Shareholders’ equity	4,645,400			4,582,329			4,408,585
Total liabilities and shareholders’ equity	$40,770,731			$41,308,943			$38,116,850
Net interest income/interest rate spread (5)		$293,584	2.96%		$288,833	2.85%		$266,383	2.71%
Tax equivalent adjustment		(917)			(913)			(1,044)
Net interest income, as reported		$292,667			$287,920			$265,339
Net interest margin (6)			3.13%			3.05%			3.06%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.14%			3.06%			3.07%
_____________

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2021 Compared to March 31, 2020
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$27,174	$(47,036)	$(19,862)
Taxable investments	(2,894)	(7,403)	(10,297)
Tax-exempt investments*	(599)	(123)	(722)
Interest bearing deposits with banks	844	(2,085)	(1,241)
Total increase (decrease) in interest income	24,525	(56,647)	(32,122)
Interest Expense:
Savings, NOW and money market deposits	7,134	(30,522)	(23,388)
Time deposits	(11,474)	(20,247)	(31,721)
Short-term borrowings	(495)	(2,454)	(2,949)
Long-term borrowings and junior subordinated debentures	(2,841)	1,576	(1,265)
Total decrease in interest expense	(7,676)	(51,647)	(59,323)
Total increase (decrease) in net interest income	$32,201	$(5,000)	$27,201

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.

Non-Interest Income

Non-interest income decreased $10.2 million for the three months ended March 31, 2021 as compared to the same period of 2020. The following table presents the components of non-interest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Trust and investment services	$3,329	$3,413
Insurance commissions	1,558	1,951
Service charges on deposit accounts	5,103	5,680
Losses on securities transactions, net	(118)	(40)
Fees from loan servicing	2,899	2,748
Gains on sales of loans, net	3,513	4,550
(Losses) gains on sales of assets, net	(196)	121
Bank owned life insurance	2,331	3,142
Other	12,814	19,832
Total non-interest income	$31,233	$41,397

Net gains on sales of loans decreased $1.0 million for the three months ended March 31, 2021 as compared to the same period in 2020. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. The net decrease from the change in the fair value of loans held for sale totaled $9.5 million for the three months ended March 31, 2021 as compared to a $867 thousand increase for the three months ended March 31, 2020. During the first quarter 2021, we sold approximately $347.6 million of residential mortgage loans as compared to $301.2 million (including $30.0 million of pre-existing residential mortgage loans sold from our loan portfolio) during the first quarter 2020. See further discussion of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Bank owned life insurance income decreased $811 thousand for the first quarter 2021 as compared to the first quarter 2020 partly due to lower yields on the underlying fixed income investments held by insurance policies.

Other non-interest income decreased $7.0 million for the first quarter 2021 as compared to the same quarter in 2020 primarily due to an $8.0 million decrease in fee income related to derivative interest rate swaps executed with commercial lending customers. Swap fee income totaled $6.2 million and $14.2 million for the three months ended March 31, 2021 and 2020, respectively.

Non-Interest Expense

Non-interest expense increased $4.6 million for the three months ended March 31, 2021 as compared to the same period of 2020. The following table presents the components of non-interest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Salary and employee benefits expense	$88,103	$85,728
Net occupancy and equipment expense	32,259	32,441
FDIC insurance assessment	3,276	3,876
Amortization of other intangible assets	6,006	5,470
Professional and legal fees	6,272	6,087
Amortization of tax credit investments	2,744	3,228
Telecommunications expense	3,160	2,287
Other	18,393	16,539
Total non-interest expense	$160,213	$155,656

Salary and employee benefits expense increased $2.4 million for the three months ended March 31, 2021 as compared to the same period of 2020. The increase was partly due to increases in health insurance and stock-based incentive compensation expenses totaling $1.7 million and $1.5 million, respectively. The three months ended March 31, 2020 included an expense of $1.8 million related to a special bonus paid to hourly employees impacted by COVID-19.

Other non-interest expense increased $1.9 million for the three months ended March 31, 2021 as compared to the same period of 2020 largely due to higher data processing costs, including approximately $605 thousand of costs related to our PPP loan program.

See Notes 8 and 12 to the consolidated financial statements for information regarding the amortization of other intangible assets and tax credit investments, respectively.

Efficiency Ratio
The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted primarily by the amortization of tax credit investments, as well as infrequent charges within non-interest income and expense, including, but not limited to, merger expenses.

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Total non-interest expense	$160,213	$155,656
Less: Amortization of tax credit investments (pre-tax)	2,744	3,228
Less: Merger related expenses (pre-tax)	—	1,302
Total non-interest expense, adjusted	$157,469	$151,126
Net interest income	$292,667	$265,339
Total non-interest income	31,233	41,397
Add: Losses on securities transactions, net (pre-tax)	118	40
Total net interest income and non-interest income	$324,018	$306,776
Efficiency ratio	49.46%	50.75%
Efficiency ratio, adjusted	48.60%	49.26%
Income Taxes

Income tax expense totaled $39.3 million for the first quarter 2021 as compared to $38.0 million and $29.1 million for the fourth quarter 2020 and first quarter 2020, respectively. Our effective tax rate was 25.4 percent, 26.5 percent and 25.0 percent for the first quarter 2021, fourth quarter 2020 and first quarter 2020, respectively. The decrease in the effective tax rate as compared to the fourth quarter 2020 was mainly due to an increase in the excess stock compensation benefit for the first quarter 2021.

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

The following tables present the financial data for each business segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,049,252	$25,533,227	$4,803,740	$—	$37,386,219
Income (loss) before income taxes	31,399	129,052	2,800	(8,220)	155,031
Annualized return on average interest earning assets (before tax)	1.78%	2.02%	0.23%	N/A	1.66%

	Three Months Ended March 31, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,217,144	$22,782,284	$4,674,647	$—	$34,674,075
Income (loss) before income taxes	16,241	102,795	7,830	(10,469)	116,397
Annualized return on average interest earning assets (before tax)	0.90%	1.80%	0.67%	N/A	1.34%

See Note 13 to the consolidated financial statements for additional information.

Consumer Lending

This consumer lending segment represented 20.9 percent of our loan portfolio at March 31, 2021, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 12.4 percent of our loan portfolio at March 31, 2021) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 4.4 percent of total loans at March 31, 2021) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment decreased $167.9 million to $7.0 billion for the three months ended March 31, 2021 as compared to the first quarter 2020. The decrease was largely due to continued residential mortgage loan refinance activity and a higher percentage of mortgage loans originated for sale rather than held for investment over the last 12 month period. Automobile loan demand was also tempered during the onset of the pandemic before steadily strengthening in the fourth quarter 2020 and first quarter 2021.

Income before income taxes generated by the consumer lending segment increased $15.2 million to $31.4 million for the first quarter 2021 as compared to the first quarter 2020 largely due to a $9.4 million decrease in the provision for loan losses coupled with a $5.9 million increase in net interest income. The decrease in the provision for loan losses was mainly due to the improvement in the economic forecast component of the allowance for loan losses at March 31, 2021 as compared to March 31, 2020. See further details in the "Allowance for Credit Losses" section of this MD&A. The increase in net interest income was largely driven by lower funding costs, partially offset by lower yields on consumer loans and the decline in average loan balances.

The net interest margin on the consumer lending portfolio increased 40 basis points to 3.09 percent for the first quarter 2021 as compared to the first quarter 2020 mainly due to a 73 basis point decrease in the costs associated with our funding sources, partially offset by a 33 basis point decrease in the yield on average loans. The decrease in our funding costs was largely due to the lower rates offered on deposit products, maturing time deposits and an 82 basis point decrease in the average cost of short-term borrowings. The 33 basis point decrease in loan yield was due to lower yielding new and refinanced loan volumes. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $7.1 billion and represented 21.9 percent of the total loan portfolio at March 31, 2021. Commercial real estate loans and construction loans totaled $18.7 billion and represented 57.2 percent of the total loan portfolio at March 31, 2021.

Average interest earning assets in this segment increased approximately $2.8 billion to $25.5 billion for the three months ended March 31, 2021 as compared to the first quarter 2020. The increase was mostly due to the origination of PPP loans totaling $2.4 billion within the commercial and industrial portfolio at March 31, 2021, as well as organic commercial real estate loan growth over most of the last 12 month period.
For the three months ended March 31, 2021, income before income taxes for the commercial lending segment increased $26.3 million to $129.1 million as compared to the first quarter 2020 mainly driven by an increase in net interest income combined with a decline in the provision for credit losses. Net interest income for this segment increased $26.4 million to $229.1 million for the first quarter 2021 as compared to the same period in 2020 primarily due to lower funding costs and interest and fee income largely resulting from PPP loans. The provision for credit losses decreased by $15.5 million mainly due to the improvement in the economic forecast component of the allowance for loan losses as compared to March 31, 2020. The positive impact of the aforementioned items was partially offset by a decrease in non-interest income and higher internal transfer expense. Non-interest income decreased $7.9 million to $7.7 million for the three months ended March 31, 2021 as compared to the first quarter 2020 mainly due to an $8.0 million decrease in swap fee income related to derivative interest rate swaps executed with commercial loan customers. Internal transfer expense increased $6.4 million for the first quarter 2021 as compared to the first quarter 2020 partly due to general increases related to organic growth in our business.

The net interest margin for this segment increased 3 basis points to 3.59 percent for the first quarter 2021 as compared to the first quarter 2020 due to a 73 basis point decrease in the cost of our funding sources, which was mostly offset by a 70 basis point decrease in the yield on average loans.
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

Average interest earning assets in this segment increased $129.1 million during the first quarter 2021 as compared to the first quarter 2020 primarily due to a $648.1 million increase in average interest bearing deposits with banks, partially offset by a $519.0 million decrease in average investment securities. The increase in average overnight interest bearing deposits with banks was due, in part, to a lower rate of reinvestment of normal repayments within our investment securities portfolio.

For the first quarter 2021, income before income taxes for the investment management segment decreased $5.0 million to $2.8 million as compared to the first quarter 2020 mostly due to a $3.9 million decrease in net interest income, partially offset by a lower provision for credit losses. The decrease in net interest income was primarily due to normal repayments of higher yielding securities and the low yields on the increased overnight investment balances. The provision for credit losses decreased $1.1 million for the three months ended March 31, 2021 as compared to the first quarter 2020.

The net interest margin for this segment decreased 37 basis points to 1.26 percent for the first quarter 2021 as compared to the same quarter in 2020 largely due to a 110 basis point decrease in the yield on average investments, partially offset by a 73 basis point decrease in our cost of funding. The decrease in the yield on average investments as compared to the first quarter 2020 was largely driven by principal repayments on higher yielding residential mortgage-backed securities, acceleration of premium amortization expense related to the increased prepayment of mortgage-backed securities and purchases of lower yielding investment securities over the last 12 months.
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

The corporate segment recognized pre-tax losses of $8.2 million and $10.5 million for the three months ended March 31, 2021 and 2020, respectively. The decline in the pre-tax loss for the first quarter 2021 was largely due to a $5.6 million increase in internal transfer income, partially offset by a $1.8 million increase in non-interest expense. The increase in non-interest expense was largely driven by increases in salaries and employee benefits expenses, higher data processing and telecommunication expenses, partially offset by a decrease in amortization of tax credit investments. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2021. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of March 31, 2021. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2021. Although the size of Valley’s balance sheet is forecasted to remain static as of March 31, 2021 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter 2021. The model also utilizes an immediate parallel shift in market interest rates at March 31, 2021.

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

The following table reflects management’s expectations of the change in our net interest income over the next 12- month period considering the aforementioned assumptions. While an instantaneous and severe shift in interest rates was used in this simulation model, we believe that any actual shift in interest rates would likely be more gradual and would therefore have a more modest impact than shown in the table below.

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$58,608	5.01%
+100	28,837	2.46
–100	(43,263)	(3.70)
–200	(70,355)	(6.01)

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12 month period by 2.46 percent. Management believes the interest rate sensitivity remains within an acceptable tolerance range at March 31, 2021. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.

Liquidity and Cash Requirements

Bank Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace. Liquidity management is carefully performed and routinely reported by our Treasury Department to two board committees. Among other actions, Treasury reviews historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. Our goal is to maintain sufficient liquidity to cover current and potential funding requirements.

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 110 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at March 31, 2021.

Valley's short and long-term cash requirements include contractual obligations under borrowings, deposits, payment related to leases, capital expenditures and other purchase commitments. In the ordinary course of operations, the Bank also enters into various financial obligations, including contractual obligations that may require future cash payments. Management believes the Bank has the ability to generate and obtain adequate amounts of cash to meet its short-term and long-term obligations as they come due by utilizing various cash resources described below.

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities available for sale, loans held for sale, and from time to time, federal funds sold and receivables related to unsettled securities transactions. Total liquid assets were approximately $3.1 billion, representing 8.2 percent of earning assets at March 31, 2021 and $3.1 billion, representing 8.3 percent of earning assets at December 31, 2020. Of the $3.1 billion of liquid assets at March 31, 2021, approximately $691.4 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $697 million in principal payments from securities in the total investment portfolio over the next 12 month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at March 31, 2021) are projected in accordance with their scheduled contractual terms to be approximately $9.8 billion over the next 12 month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $28.4 billion and $25.8 billion for the three months ended March 31, 2021 and for the year ended December 31, 2020, respectively, representing 75.9 percent and 69.8 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous banks. While these lending lines are uncommitted, management believes that the Bank could borrow approximately $1.5 billion from these banks on a collective basis.

The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Additionally, Valley's collateral pledged to the FHLB may be used to obtain Municipal Letters of Credit (MULOC) to collateralize certain municipal deposits held by Valley. At March 31, 2021, Valley had $700 million of MULOCs outstanding for this purpose. Furthermore, we can obtain overnight borrowings from the Federal Reserve Bank of New York via the discount window as a contingency for additional liquidity. At March 31, 2021, our borrowing capacity (excluding added capacity available to us by pledging PPP loans) under the Federal Reserve Bank's discount window was $1.6 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) decreased approximately $63.3 million to $1.1 billion at March 31, 2021 as compared to December 31, 2020 primarily driven by normal maturities.
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
Investment Securities Portfolio

As of March 31, 2021, we had $33.0 million, $1.1 billion and $2.4 billion in equities, available for sale debt securities and held to maturity debt securities, respectively. Our equity securities portfolio is mainly comprised of a money market mutual fund and investments in public and private Community Reinvestment Act funds. Our held to maturity and available for sale debt securities portfolios were comprised of U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds. Among other securities, our available for sale debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, that may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers.

There were no securities in the name of any one issuer exceeding 10 percent of shareholders’ equity, except for residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae. Certain securities with limited marketability and/or restrictions, such as Federal Home Loan Bank and Federal Reserve Bank stocks, are carried at cost and are included in other assets.
Allowance for Credit Losses and Impairment Analysis

Available for sale debt securities. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

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

We have evaluated all available for sale debt securities that are in an unrealized loss position as of March 31, 2021 and determined that the declines in fair value are mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment charges during the three months ended March 31, 2021 and, as a result, there was no allowance for credit losses for available for sale debt securities at March 31, 2021.
Held to maturity debt securities. Valley estimates the expected credit losses on held to maturity debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero loss expectation for certain securities within the held to maturity portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds, which are excluded from the model. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. Held to maturity debt securities were carried net of allowance for credit losses totaling $1.1 million and $1.4 million at March 31, 2021 and December 31, 2020, respectively. Valley recorded a credit (negative) provision for credit losses of $358 thousand during the first quarter 2021 and a provision for credit losses of $759 thousand for the first quarter 2020, respectively. There were no net charge-offs of debt securities in the respective periods.

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

The following table presents the held to maturity and available for sale debt securities portfolios by investment grades at March 31, 2021:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA Rated	$949,878	$30,036	$(1,329)	$978,585
AA Rated	25,149	616	—	25,765
A Rated	6,161	155	—	6,316
BBB Rated	29,330	612	(8)	29,934
Non-investment grade	11,847	—	(12)	11,835
Not rated	62,217	1,636	(67)	63,786
Total	$1,084,582	$33,055	$(1,416)	$1,116,221
Held to maturity investment grades: *
AAA Rated	$2,051,782	$41,064	$(18,749)	$2,074,097
AA Rated	175,740	5,485	(2)	181,223
A Rated	13,274	360	—	13,634
BBB Rated	8,000	450	(72)	8,378
Non-investment grade	5,632	—	(111)	5,521
Not rated	136,598	588	(6,678)	130,508
Total	$2,391,026	$47,947	$(25,612)	$2,413,361

*	Rated using external rating agencies. Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA rated category of the held to maturity debt securities (in the above table) are mainly related to residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae. The investment securities held to maturity portfolio included $136.6 million of investments not rated by the rating agencies with aggregate unrealized losses of $6.7 million at March 31, 2021 related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million.
See Note 6 to the consolidated financial statements for additional information regarding our investments securities portfolio.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	($ in thousands)
Loans
Commercial and industrial:
Commercial and industrial	$4,784,017	$4,709,569	$4,625,880	$4,670,362	$4,998,731
Commercial and industrial PPP loans	2,364,627	2,152,139	2,277,465	2,214,327	—
Total commercial and industrial *	7,148,644	6,861,708	6,903,345	6,884,689	4,998,731
Commercial real estate:
Commercial real estate	16,923,627	16,724,998	16,815,587	16,571,877	16,390,236
Construction	1,786,331	1,745,825	1,720,775	1,721,352	1,727,046
Total commercial real estate	18,709,958	18,470,823	18,536,362	18,293,229	18,117,282
Residential mortgage	4,060,492	4,183,743	4,284,595	4,405,147	4,478,982
Consumer:
Home equity	409,576	431,553	457,083	471,115	481,751
Automobile	1,444,883	1,355,955	1,341,659	1,369,489	1,436,734
Other consumer	912,863	913,330	892,542	890,942	914,587
Total consumer loans	2,767,322	2,700,838	2,691,284	2,731,546	2,833,072
Total loans*	$32,686,416	$32,217,112	$32,415,586	$32,314,611	$30,428,067
As a percent of total loans:
Commercial and industrial	21.9%	21.3%	21.3%	21.3%	16.5%
Commercial real estate	57.2	57.3	57.2	56.6	59.5
Residential mortgage	12.4	13.0	13.2	13.6	14.6
Consumer loans	8.5	8.4	8.3	8.5	9.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*     Includes net unearned discount and deferred loan fees of $108.6 million, $95.8 million, $116.2 million, $131.3 million, and $76.4 million at March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020, respectively. Net unearned discounts and deferred loan fees included $57.2 million, $43.2 million, $54.4 million and $62.1 million of net unearned fees related to PPP loans at March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020, respectively.

Commercial and industrial loans increased $286.9 million, or 16.7 percent on an annualized basis, to $7.1 billion at March 31, 2021 as compared to December 31, 2020 mostly due to the $212.5 million increase in PPP loans, which was net of over $630 million of PPP loans forgiven by the SBA during the first quarter 2021. Valley expects the majority of these borrowers to qualify for loan forgiveness under the guidelines of the SBA program, which impact our ability to grow the commercial and industrial loan portfolio. Non-PPP commercial and industrial loans increased $74.4 million, or 6.3 percent, at March 31, 2021 as compared to December 31, 2020 mostly due to expansion of our lending teams during the first quarter 2021, as well as stronger demand in certain customer segments, including healthcare lending.
Commercial real estate loans (excluding construction loans) increased $198.6 million, or 4.8 percent on an annualized basis, to $16.9 billion at March 31, 2021 from December 31, 2020 reflecting the recovery of our loan commitment pipeline near the end of 2020. Construction loans increased $40.5 million to $1.8 billion at March 31, 2021 from December 31, 2020. Construction demand in our Florida markets, which have mostly reopened during the current COVID-19 pandemic, remains robust as compared to the Northeast and we intend to be strategically competitive for the strongest borrowers and projects in that market.

Residential mortgage loans declined $123.3 million, or 11.8 percent on an annualized basis during the first quarter 2021 mainly due to continued refinance activity and a higher percentage of loans originated for sale rather than held for investment. New and refinanced residential mortgage loan originations totaled approximately $550.6 million for the first quarter 2021 as compared to $542.3 million and $358.9 million for the fourth quarter 2020 and first quarter 2020, respectively. Of the total originations in the first quarter 2021, approximately $288 million of residential mortgage loans were originated for sale rather than held for investment. During the first quarter 2021, we sold approximately $348 million (including $301 million of residential mortgage loans held for sale at December 31, 2020). We may continue to sell a large portion of our new fixed rate residential mortgage loan originations during the second quarter 2021 based upon normal management of the interest rate risk and mix of the interest earning assets on our balance sheet.
Home equity loans moderately increased $22.0 million to $409.6 million at March 31, 2021 from December 31, 2020. New home equity loan volumes and customer usage of existing home equity lines of credit continue to be modest, despite the favorable low interest rate environment.
Automobile loans increased by $88.9 million, or 26.2 percent on an annualized basis, to $1.4 billion at March 31, 2021 as compared to December 31, 2020 due to strong consumer demand seen across the auto industry during the first quarter 2021. Our Florida dealership network contributed $43.8 million in auto loan originations, representing approximately 18 percent of new loans, during the first quarter 2021 as compared to $27.7 million, or 17 percent of new loans, during the fourth quarter 2020.
Other consumer loans decreased $467 thousand to $912.9 million at March 31, 2021 as compared to $913.3 million at December 31, 2020 mainly due to tempered usage and demand within our collateralized personal lines of credit portfolio.
Most of our lending is in northern and central New Jersey, New York City, Long Island and Florida, except for smaller auto and residential mortgage loan portfolios derived from other neighboring states of New Jersey. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
For the remainder of 2021, we remain cautiously optimistic about overall loan growth, exclusive of PPP loans. In the early stages of the second quarter 2021, our loan origination pipelines remain robust and organic growth opportunities, especially in Florida, appear to be closer to pre-pandemic levels. During the first quarter 2021, approximately 50 percent of our commercial loan growth come out of Florida. However, there can be no assurance that those positive trends will continue, or balances will not decline from March 31, 2021 given the potential for unforeseen changes in consumer confidence, the economy, and other market conditions. We believe that many of our SBA PPP loans will be eligible for forgiveness in 2021 in accordance with the rules of this program and is highly likely to result in a large reduction in these loan balances.

Non-performing Assets

Non-performing assets (NPA) include non-accrual loans, other real estate owned (OREO), other repossessed assets (which primarily consists of automobiles and taxi medallions) and non-accrual debt securities at March 31, 2021. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less estimated cost to sell. Our NPAs increased $16.0 million to $210.5 million at March 31, 2021 as compared to December 31, 2020 mainly due to a $18.7 million increase in non-accrual loans in the first quarter 2021. NPAs as a percentage of total loans and NPAs totaled 0.64 percent and 0.60 percent at March 31, 2021 and December 31, 2020, respectively (as shown in the table below). We believe our total NPAs has remained relatively low as a percentage of the total loan portfolio over the past 12 months, despite the uptick in non-accrual borrowers mainly caused by COVID-19 pandemic. The level of NPAs is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the "Credit quality indicators" section in Note 7 to the consolidated financial statements.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the uncertain path of the recovery from the COVID -19 pandemic and a number of our borrowers that are still performing under forbearance agreements, management cannot provide assurance that our non-performing assets will not increase substantially from the levels reported at March 31, 2021.

The following table sets forth by loan category accruing past due and non-performing assets at the dates indicated in conjunction with our asset quality ratios:

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$3,763	$6,393	$6,587	$6,206	$9,780
Commercial real estate	11,655	35,030	26,038	13,912	41,664
Construction	—	315	142	—	7,119
Residential mortgage	16,004	17,717	22,528	35,263	38,965
Total Consumer	5,480	10,257	8,979	12,962	19,508
Total 30 to 59 days past due	36,902	69,712	64,274	68,343	117,036
60 to 89 days past due:
Commercial and industrial	1,768	2,252	3,954	4,178	7,624
Commercial real estate	5,455	1,326	610	1,543	15,963
Construction	—	—	—	—	49
Residential mortgage	2,233	10,351	3,760	4,169	9,307
Total Consumer	1,021	1,823	1,352	3,786	2,309
Total 60 to 89 days past due	10,477	15,752	9,676	13,676	35,252
90 or more days past due:
Commercial and industrial	2,515	9,107	6,759	5,220	4,049
Commercial real estate	—	993	1,538	—	161
Residential mortgage	2,472	3,170	891	3,812	1,798
Total Consumer	417	271	753	2,082	1,092
Total 90 or more days past due	5,404	13,541	9,941	11,114	7,100
Total accruing past due loans	$52,783	$99,005	$83,891	$93,133	$159,388
Non-accrual loans:
Commercial and industrial	$108,988	$106,693	$115,667	$130,876	$132,622
Commercial real estate	54,004	46,879	41,627	43,678	41,616
Construction	71	84	2,497	3,308	2,972
Residential mortgage	33,655	25,817	23,877	25,776	24,625
Total Consumer	7,292	5,809	7,441	6,947	4,095
Total non-accrual loans	204,010	185,282	191,109	210,585	205,930
Other real estate owned (OREO)	4,521	5,118	7,746	8,283	10,198
Other repossessed assets	1,857	3,342	3,988	3,920	3,842
Non-accrual debt securities	129	815	783	1,365	531
Total non-performing assets (NPAs)	$210,517	$194,557	$203,626	$224,153	$220,501
Performing troubled debt restructured loans	$67,102	$57,367	$58,090	$53,936	$48,024
Total non-accrual loans as a % of loans	0.62%	0.58%	0.59%	0.65%	0.68%
Total NPAs as a % of loans and NPAs	0.64	0.60	0.62	0.69	0.72
Total accruing past due and non-accrual loans as a % of loans	0.79	0.88	0.85	0.94	1.20
Allowance for loan losses as a % of non-accrual loans	168.07	183.64	170.08	147.03	137.59

Loans past due 30 to 59 days decreased $32.8 million to $36.9 million at March 31, 2021 as compared to December 31, 2020. Commercial real estate loans past due 30 to 59 days decreased $23.4 million to $11.7 million at March 31, 2021 as compared December 31, 2020 largely due to a $12.3 million matured loan (in the process of restructuring its terms) reported in this delinquency category at December 31, 2020 and the migration of one $8.4 million commercial real estate loan to non-accrual status at March 31, 2021. Consumer loan delinquencies decreased by $4.8 million to $5.5 million at March 31, 2021 as compared December 31, 2020 partly due to improved customer performance and results of our collection efforts during the first quarter 2021.

Loans past due 60 to 89 days decreased $5.3 million to $10.5 million at March 31, 2021 as compared to December 31, 2020 mainly due to a decline in the residential loans category, partially offset by higher commercial real estate loan delinquencies. Residential loans past due 60 to 89 days decreased by $8.1 million as compared to December 31, 2020 partly due to loans that migrated to non-accrual status at March 31, 2021. Commercial real estate loan delinquencies increased $4.1 million at March 31, 2021 as compared to December 31, 2020 largely due to one $4.6 million potential problem loan reported in this delinquency category at March 31, 2021.

Loans past due 90 days or more and still accruing interest decreased $8.1 million to $5.4 million at March 31, 2021 as compared to $13.5 million at December 31, 2020 largely due to a $6.6 million decrease in the commercial and industrial loan category, as well as lower commercial real estate and residential mortgage loan delinquencies. The decrease in commercial and industrial loans past due 90 or more days was primarily due to premium finance loans (related to two insurance carriers) totaling $6.1 million reclassified to non-accrual status during the first quarter 2021. All of the loans past due 90 days or more and still accruing reported at March 31, 2021, including $2.5 million of premium finance loans (collateralized by insurance policies) within commercial and industrial loans, are considered to be well secured and in the process of collection.

Non-accrual loans increased $18.7 million to $204.0 million at March 31, 2021 as compared to $185.3 million at December 31, 2020 mostly driven by one $8.4 million commercial real estate loan and a $7.8 million increase in non-accrual residential mortgage loans which was partially caused by the migration of loans previously reported in the 60-89 days past due category at December 31, 2020.

We continue to closely monitor our non-performing New York City and Chicago taxi medallion loans totaling $87.2 million and $6.6 million, respectively, within the commercial and industrial loan portfolio at March 31, 2021. Due to continued negative trends in estimated fair valuations of the underlying taxi medallion collateral, a weak operating environment for ride services and uncertain borrower performance, all of the taxi medallion loans are on non-accrual status. The low level of the market valuation of taxi medallions adversely affected the estimated fair valuation of these loans and the allowance for loan losses related to such loans at March 31, 2021and December 31, 2020. At March 31, 2021, non-accrual taxi medallion loans totaling $93.8 million and had related reserves of $63.2 million, or 67.2 percent of such loans, within the allowance for loan losses as compared to $97.5 million with related reserves of $66.4 million, or 68.1 percent of such loans, at December 31, 2020.

Potential further declines in the market valuation of taxi medallions and the stressed operating environment within both New York City and Chicago due to the COVID-19 pandemic could also negatively impact the future performance of this portfolio. For example, a 25 percent further decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $6.9 million within the allowance for loan losses based upon taxi medallion loan balances at March 31, 2021. See the "Allowance for Credit Losses" section below for further details on our reserves.

OREO properties decreased $597 thousand to $4.5 million at March 31, 2021 from $5.1 million at December 31, 2020. Net gains and losses from the sales of OREO properties were immaterial for the three months ended March 31, 2021 and 2020. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.8 million and $1.9 million at March 31, 2021 and December 31, 2020, respectively.

TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) increased $9.7 million to $67.1 million at March 31, 2021 as compared to $57.4 million at December 31, 2020. Performing TDRs consisted of 86 loans at March 31, 2021. On an aggregate basis, the $67.1 million in performing TDRs at March 31, 2021 had a modified weighted average interest rate of approximately 4.60 percent as compared to a pre-modification weighted average interest rate of 4.70 percent.
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
The following table presents the outstanding loan balances and number of loans in an active payment deferral period under short-term modifications as of March 31, 2021:

	March 31, 2021
	Amount	Number of loans
	($ in thousands)
Commercial and industrial	$10,287	61
Commercial real estate	227,194	45
Residential mortgage	43,857	104
Consumer	2,971	140
Total	$284,309	350
During the first quarter 2021, active loan forbearances decreased from approximately 610 loans with total outstanding balances of $361 million remaining as of December 31, 2020.
Higher Risk COVID-19 Credit Exposures. Valley has identified certain borrower industries that may pose a higher risk of credit losses to us due to the negative impact of the COVID-19 pandemic. The following table presents non-PPP loans and active deferrals in the COVID-19 exposure industries at March 31, 2021:

	March 31, 2021
	Non-PPP loan balance	% of non-PPP loans	Active deferrals	% of total industry loans

	($ in thousands)
Retail trade	$585,346	1.9%	$15,976	2.7%
Hotels and hospitality	504,853	1.7	—	—
Doctors and surgery	494,391	1.6	12,974	2.6
Restaurants and food service	323,197	1.1	19,068	5.9
Entertainment and recreation	224,650	0.7	—	—
Total	$2,132,437	7.0%	$48,018	2.3%
As of March 31, 2021, Valley had outstanding loans of approximately $2.1 billion, or 7.0 percent of total loans (excluding PPP loans), that were made to borrowers in these industries. Active deferrals in this category totaled $48.0 million, or 2.3 percent of total loans in COVID-19 exposed industries at March 31, 2021, as compared to $50.1 million, or 2.3 percent of total loans at December 31, 2020. As of March 31, 2021, approximately 88 percent of loans within the higher risk industries were pass-rated under Valley’s internal risk rating system.
Allowance for Credit Losses for Loans

The allowance for credit losses (ACL) for loans includes the allowance for loan losses and the reserve for unfunded credit commitments. Under CECL, our methodology to establish the allowance for loan losses has two basic components: (1) a collective reserve component for estimated expected credit losses for pools of loans that share common risk characteristics and (2) an individual reserve component for loans that do not share risk characteristics, consisting of collateral dependent, TDR, and expected TDR loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial letters of credit.

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
For the first quarter 2021, we continued to incorporate a probability weighted three-scenario economic forecast, including Moody's Baseline, S-3 and S-4 scenarios. At March 31, 2021, Valley assigned a higher weighting to Moody’s Baseline scenario as compared to December 31, 2020 with less emphasis on Moody’s S-3 and S-4 downside scenarios. This change reflects positive economic developments including federal stimulus and increasing vaccination levels that are expected to lead to improved economic conditions during the remainder of 2021. This increased optimism could still be tempered by continued COVID-19 hot spots in various locales, relatively weak labor market conditions and other factors.
The Moody's Baseline forecast carried the highest weighting in our three-scenario forecast and including the following assumptions at March 31, 2021:
•GDP expansion by over 6.2 percent in the second quarter 2021;
•Unemployment of 6 percent in the second quarter 2021 and improving to 4.1 percent by the first quarter 2023; and
•A U.S. economy poised for robust growth due to approximately $2 trillion in fiscal support entering the economy via the American Rescue Plan Act of 2021 and the COVID-19 relief legislation passed at the end of 2020; including substantial stimulus checks, unemployment insurance, rental, childcare and food assistance, aid to small businesses, airlines, schools and state and local governments.

See more details regarding our allowance for credit losses for loans in Note 7 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated.

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	($ in thousands)
Average loans outstanding	$32,582,479	$32,570,902	$29,999,428
Beginning balance - Allowance for credit losses for loans	351,354	335,328	164,604
Impact of ASU No. 2016-13 adoption on January 1, 2020 *	—	—	37,989
Allowance for purchased credit deteriorated (PCD) loans *	—	—	61,643
Beginning balance, adjusted	351,354	335,328	264,236
Loans charged-off:
Commercial and industrial	(7,142)	(3,281)	(3,360)
Commercial real estate	(382)	(1)	(44)
Residential mortgage	(138)	(250)	(336)
Total consumer	(1,138)	(1,670)	(2,565)
Total charge-offs	(8,800)	(5,202)	(6,305)
Charged-off loans recovered:
Commercial and industrial	1,589	160	569
Commercial real estate	65	890	73
Construction	4	372	20
Residential mortgage	157	44	50
Total consumer	930	734	794
Total recoveries	2,745	2,200	1,506
Net charge-offs	(6,055)	(3,002)	(4,799)
Provision charged for credit losses	9,014	19,028	33,924
Ending balance - Allowance for credit losses for loans	$354,313	$351,354	$293,361
Components of allowance for credit losses for loans:
Allowance for loan losses	$342,880	$340,243	$283,342
Allowance for unfunded credit commitments	11,433	11,111	10,019
Allowance for credit losses for loans	$354,313	$351,354	$293,361
Components of provision for credit losses for loans:
Provision for credit losses for loans	$8,692	$18,213	$33,851
Provision for unfunded credit commitments	322	815	73
Total provision for credit losses for loans	$9,014	$19,028	$33,924

Annualized ratio of net charge-offs to average loans outstanding	0.07%	0.04%	0.06%

*    The adjustment represents an increase in the allowance for credit losses for loans as a result of the adoption of ASU No. 2016-13 effective January 1, 2020.

Net loan charge-offs totaled $6.1 million for the first quarter 2021 as compared to $3.0 million and $4.8 million for the fourth quarter 2020 and first quarter 2020, respectively. The increase in net loan charge-offs for the first quarter 2021 was mainly due to partial charge-offs of certain taxi medallion loans and a full charge-off of a $1.9 million unsecured, non-performing commercial and industrial loan relationship. The partial charge-offs of taxi medallion loans totaled $3.3 million for the first quarter 2021 as compared to $2.3 million and $1.3 million for the fourth quarter 2020 and the first quarter 2020, respectively. The overall level of loan charge-offs (as presented in the above table) continues to trend within management's expectations for the credit quality of the loan portfolio.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2021		December 31, 2020		March 31, 2020
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans	$126,408	1.77%	$131,070	1.91%	$127,437	2.55%
Commercial real estate loans:
Commercial real estate	153,680	0.91	146,009	0.87	97,876	0.60
Construction	20,556	1.15	18,104	1.04	13,709	0.79
Total commercial real estate loans	174,236	0.93	164,113	0.89	111,585	0.62
Residential mortgage loans	27,172	0.67	28,873	0.69	29,456	0.66
Consumer loans:
Home equity	4,199	1.03	4,675	1.08	4,463	0.93
Auto and other consumer	10,865	0.46	11,512	0.51	10,401	0.44
Total consumer loans	15,064	0.54	16,187	0.60	14,864	0.52
Total allowance for loan losses	342,880	1.05	340,243	1.06	283,342	0.93
Allowance for unfunded credit commitments	11,433		11,111		10,019
Total allowance for credit losses for loans	$354,313		$351,354		$293,361
Allowance for credit losses for loans as a % loans		1.08%		1.09%		0.96%

The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments (including letters of credit), as a percentage of total loans was 1.08 percent, 1.09 percent and 0.96 percent at March 31, 2021, December 31, 2020 and March 31, 2020, respectively. During the first quarter 2021, we recorded a $9.0 million provision for credit losses as compared to $19.0 million and $33.9 million for the fourth quarter 2020 and the first quarter 2020, respectively. The provision in the first quarter 2021 reflects, among other factors, additional reserves related to non-PPP loan growth and certain segments of our commercial real estate portfolio, partially offset by the lower qualitative reserves for customers impacted by the pandemic and the improvement in our economic forecast component of the reserve as compared to December 31, 2020.

At March 31, 2021, the allowance allocations for credit losses as a percentage of total loans increased in the commercial real estate and construction loan categories while decreasing slightly for most other loan categories as compared to December 31, 2020. The allocated reserves as a percentage of commercial and industrial loans declined by 14 basis points partially due to the loan charge-offs in the first quarter 2021 within this loan category, as well as the increase in PPP loans guaranteed by the SBA with no related allowance at March 31, 2021. The allowance for credit losses for loans as a percentage of non-PPP loans was 1.17 percent at both March 31, 2021 and December 31, 2020.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2021 and December 31, 2020, shareholders’ equity totaled approximately $4.7 billion and $4.6 billion, respectively, which represented 11.3 percent of total assets. During the three months ended March 31, 2021, total shareholders’ equity increased by $67.6 million primarily due to net income of $115.7 million and a $9.7 million increase attributable to the effect of our stock incentive plan. These positive changes were partially offset by cash dividends declared on common and preferred stock totaling a combined $48.5 million and an increase in other comprehensive loss of $9.3 million.
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

We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of March 31, 2021 and December 31, 2020, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).

For regulatory capital purposes, in connection with the Federal Reserve Board’s final interim rule as of April 3, 2020, 100 percent of the CECL Day 1 impact to shareholders' equity equaling $28.2 million after-tax will be deferred over a two-year period ending January 1, 2022, at which time it will be phased in on a pro-rata basis over a three-year period ending January 1, 2025. Additionally, 25 percent of the reserve build since adoption (i.e., provision for credit losses less net charge-offs) will be phased in over the same time frame.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at March 31, 2021 and December 31, 2020:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2021
Total Risk-based Capital
Valley	$3,887,829	12.76%	$3,199,331	10.50%	N/A	N/A
Valley National Bank	3,937,010	12.93	3,197,660	10.50	$3,045,390	10.00%
Common Equity Tier 1 Capital
Valley	3,071,590	10.08	2,132,888	7.00	N/A	N/A
Valley National Bank	3,699,612	12.15	2,131,773	7.00	1,979,504	6.50
Tier 1 Risk-based Capital
Valley	3,286,431	10.79	2,589,935	8.50	N/A	N/A
Valley National Bank	3,699,612	12.15	2,588,582	8.50	2,436,312	8.00
Tier 1 Leverage Capital
Valley	3,286,431	8.37	1,570,427	4.00	N/A	N/A
Valley National Bank	3,699,612	9.42	1,570,198	4.00	1,962,747	5.00
As of December 31, 2020
Total Risk-based Capital
Valley	$3,802,223	12.64%	$3,159,019	10.50%	N/A	N/A
Valley National Bank	3,839,922	12.76	3,158,842	10.50	$3,008,421	10.00%
Common Equity Tier 1 Capital
Valley	2,991,085	9.94	2,106,013	7.00	N/A	N/A
Valley National Bank	3,607,625	11.99	2,105,894	7.00	1,955,473	6.50
Tier 1 Risk-based Capital
Valley	3,205,926	10.66	2,557,301	8.50	N/A	N/A
Valley National Bank	3,607,625	11.99	2,557,158	8.50	2,406,736	8.00
Tier 1 Leverage Capital
Valley	3,205,926	8.06	1,591,852	4.00	N/A	N/A
Valley National Bank	3,607,625	9.07	1,591,457	4.00	1,989,321	5.00

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	March 31, 2021	December 31, 2020
	($ in thousands, except for share data)
Common shares outstanding	405,797,538	403,858,998
Shareholders’ equity	$4,659,670	$4,592,120
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	1,450,414	1,452,891
Tangible common shareholders’ equity	$2,999,565	$2,929,538
Tangible book value per common share	$7.39	$7.25
Book value per common share	$10.97	$10.85
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 60.7 percent for the three months ended March 31, 2021 as compared to 52.7 percent for the year ended December 31, 2020.
Cash dividends declared amounted to $0.11 per common share for each of the three months ended March 31, 2021 and 2020. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2020 in the MD&A section - “Liquidity and Cash Requirements” and Notes 10 and 11 to the consolidated financial statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 55 for a discussion of interest rate sensitivity.

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

(b) Changes in internal controls over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

In the normal course of business, we are a party to various outstanding legal proceedings and claims. There have been no material changes in the legal proceedings, if any, previously disclosed under Part I, Item 3 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the section titled "Risk Factors" in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2021 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2021 to January 31, 2021	1,034	$9.81	—	4,112,465
February 1, 2021 to February 28, 2021	467,351	10.62	—	4,112,465
March 1, 2021 to March 31, 2021	10,714	12.85	—	4,112,465
Total	479,099	$10.66	—

(1)Represents repurchases made in connection with the vesting of employee restricted stock awards.
(2)On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended March 31, 2021.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report filed on August 7, 2020.
	(3.2)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 24, 2018.
(10)		Material Contracts
	(10.1)	Valley National Bancorp 2021 Incentive Compensation Plan.+*
	(10.2)	Form of Valley National Bancorp Time-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2021 Incentive Compensation Plan. +*
	(10.3)	Form of Valley National Bancorp Performance-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2021 Incentive Compensation Plan. +*
	(10.4)	Form of Valley National Bancorp Director Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2021 Incentive Compensation Plan. +*
(31.1)	Certification of Ira Robbins, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(31.2)	Certification of Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
May 7, 2021	Ira Robbins
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
May 7, 2021	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)