Form 10-Q
period 2021-06-30
VALLEY NATIONAL BANCORP
filed 2021-08-06
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 406,608,663 shares were outstanding as of August 6, 2021.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Cash and due from banks	$329,006	$257,845
Interest bearing deposits with banks	1,515,757	1,071,360
Investment securities:
Equity securities	33,870	29,378
Trading debt securities	21,216	—
Available for sale debt securities	1,075,538	1,339,473
Held to maturity debt securities (net of allowance for credit losses of $1,040 at June 30, 2021 and $1,428 at December 31, 2020)	2,532,772	2,171,583
Total investment securities	3,663,396	3,540,434
Loans held for sale, at fair value	159,256	301,427
Loans	32,457,454	32,217,112
Less: Allowance for loan losses	(339,324)	(340,243)
Net loans	32,118,130	31,876,869
Premises and equipment, net	327,517	319,797
Lease right of use assets	235,165	252,053
Bank owned life insurance	535,283	535,209
Accrued interest receivable	99,068	106,230
Goodwill	1,382,442	1,382,442
Other intangible assets, net	65,523	70,449
Other assets	843,685	971,961
Total Assets	$41,274,228	$40,686,076
Liabilities
Deposits:
Non-interest bearing	$10,528,946	$9,205,266
Interest bearing:
Savings, NOW and money market	18,358,279	16,015,658
Time	4,307,549	6,714,678
Total deposits	33,194,774	31,935,602
Short-term borrowings	854,378	1,147,958
Long-term borrowings	1,885,690	2,295,665
Junior subordinated debentures issued to capital trusts	56,239	56,065
Lease liabilities	259,075	276,675
Accrued expenses and other liabilities	286,265	381,991
Total Liabilities	36,536,421	36,093,956
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at June 30, 2021 and December 31, 2020)	111,590	111,590
Series B (4,000,000 shares issued at June 30, 2021 and December 31, 2020)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 406,090,983 shares at June 30, 2021 and 403,881,488 shares at December 31, 2020)	142,550	141,746
Surplus	3,658,636	3,637,468
Retained earnings	744,768	611,158
Accumulated other comprehensive loss	(17,735)	(7,718)
Treasury stock, at cost (7,193 common shares at June 30, 2021 and 22,490 common shares at December 31, 2020)	(103)	(225)
Total Shareholders’ Equity	4,737,807	4,592,120
Total Liabilities and Shareholders’ Equity	$41,274,228	$40,686,076
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income
Interest and fees on loans	$315,314	$321,883	$628,495	$654,951
Interest and dividends on investment securities:
Taxable	12,716	19,447	25,882	41,380
Tax-exempt	3,216	3,692	6,572	7,618
Dividends	2,167	3,092	4,038	6,493
Interest on federal funds sold and other short-term investments	235	411	459	1,876
Total interest income	333,648	348,525	665,446	712,318
Interest Expense
Interest on deposits:
Savings, NOW and money market	11,166	16,627	22,291	51,140
Time	6,279	29,857	17,372	72,671
Interest on short-term borrowings	1,168	1,980	2,926	6,687
Interest on long-term borrowings and junior subordinated debentures	14,128	17,502	29,283	33,922
Total interest expense	32,741	65,966	71,872	164,420
Net Interest Income	300,907	282,559	593,574	547,898
(Credit) provision for credit losses for held to maturity securities	(30)	41	(388)	800
Provision for credit losses for loans	8,777	41,115	17,791	75,039
Net Interest Income After Provision for Credit Losses	292,160	241,403	576,171	472,059
Non-Interest Income
Trust and investment services	3,532	2,826	6,861	6,239
Insurance commissions	2,637	1,659	4,195	3,610
Service charges on deposit accounts	5,083	3,557	10,186	9,237
Gains (losses) on securities transactions, net	375	(41)	476	(81)
Fees from loan servicing	3,187	2,227	6,086	4,975
Gains on sales of loans, net	10,061	8,337	13,574	12,887
Gains (losses) on sales of assets, net	232	(299)	36	(178)
Bank owned life insurance	2,475	5,823	4,806	8,965
Other	15,544	20,741	28,139	40,573
Total non-interest income	43,126	44,830	74,359	86,227
Non-Interest Expense
Salary and employee benefits expense	91,095	78,532	179,198	164,260
Net occupancy and equipment expense	32,451	33,217	64,710	65,658
FDIC insurance assessment	3,374	6,135	6,650	10,011
Amortization of other intangible assets	5,449	6,681	11,455	12,151
Professional and legal fees	7,486	7,797	13,758	13,884
Loss on extinguishment of debt	8,406	—	8,406	—
Amortization of tax credit investments	2,972	3,416	5,716	6,644
Telecommunication expense	2,732	2,866	5,892	5,153
Other	17,928	18,522	36,321	35,061
Total non-interest expense	171,893	157,166	332,106	312,822
Income Before Income Taxes	163,393	129,067	318,424	245,464
Income tax expense	42,881	33,466	82,202	62,595
Net Income	120,512	95,601	236,222	182,869
Dividends on preferred stock	3,172	3,172	6,344	6,344
Net Income Available to Common Shareholders	$117,340	$92,429	$229,878	$176,525

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (continued)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings Per Common Share:
Basic	$0.29	$0.23	$0.57	$0.44
Diluted	0.29	0.23	0.56	0.44
Cash Dividends Declared per Common Share	0.11	0.11	0.22	0.22
Weighted Average Number of Common Shares Outstanding:
Basic	405,963,209	403,790,242	405,560,146	403,654,665
Diluted	408,660,778	404,631,845	408,152,458	405,043,183
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$120,512	$95,601	$236,222	$182,869
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(1,471)	3,013	(11,907)	29,081
Less reclassification adjustment for net losses included in net income	76	31	120	58
Total	(1,395)	3,044	(11,787)	29,139
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(147)	(1,280)	27	(2,337)
Less reclassification adjustment for net losses (gains) included in net income	534	(308)	1,185	130
Total	387	(1,588)	1,212	(2,207)
Defined benefit pension plan
Amortization of actuarial net loss	278	172	558	344
Total other comprehensive (loss) income	(730)	1,628	(10,017)	27,276
Total comprehensive income	$119,782	$97,229	$226,205	$210,145
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2021

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2020	$209,691	403,859	$141,746	$3,637,468	$611,158	$(7,718)	$(225)	$4,592,120
Net income	—	—	—	—	115,710	—	—	115,710
Other comprehensive loss, net of tax	—	—	—	—	—	(9,287)	—	(9,287)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(45,281)	—	—	(45,281)
Effect of stock incentive plan, net	—	1,939	689	14,480	(5,764)	—	175	9,580
Balance - March 31, 2021	209,691	405,798	142,435	3,651,948	672,651	(17,005)	(50)	4,659,670
Net income	—	—	—	—	120,512	—	—	120,512
Other comprehensive loss, net of tax	—	—	—	—	—	(730)	—	(730)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(45,093)	—	—	(45,093)
Effect of stock incentive plan, net	—	286	115	6,688	(130)	—	(53)	6,620
Balance - June 30, 2021	$209,691	406,084	$142,550	$3,658,636	$744,768	$(17,735)	$(103)	$4,737,807

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited) (continued)

For the Six Months Ended June 30, 2020

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2019	$209,691	403,278	$141,423	$3,622,208	$443,559	$(32,214)	$(479)	$4,384,188
Adjustment due to the adoption of ASU No. 2016-13	—	—	—	—	(28,187)	—	—	(28,187)
Balance - January 1, 2020	209,691	403,278	141,423	3,622,208	415,372	(32,214)	(479)	4,356,001
Net income	—	—	—	—	87,268	—	—	87,268
Other comprehensive income, net of tax	—	—	—	—	—	25,648	—	25,648
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(44,979)	—	—	(44,979)
Effect of stock incentive plan, net	—	466	190	1,828	(2,065)	—	279	232
Balance - March 31, 2020	209,691	403,744	141,613	3,624,036	452,424	(6,566)	(200)	4,420,998
Net income	—	—	—	—	95,601	—	—	95,601
Other comprehensive income, net of tax	—	—	—	—	—	1,628	—	1,628
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(44,750)	—	—	(44,750)
Effect of stock incentive plan, net	—	52	54	4,756	(592)	—	(35)	4,183
Balance - June 30, 2020	$209,691	403,796	$141,667	$3,628,792	$499,511	$(4,938)	$(235)	$4,474,488

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$236,222	$182,869
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,681	29,608
Stock-based compensation	10,690	8,199
Provision for credit losses	17,403	75,839
Net amortization of premiums and accretion of discounts on securities and borrowings	14,112	15,305
Amortization of other intangible assets	11,455	12,151
(Gains) losses on securities transactions, net	(476)	81
Proceeds from sales of loans held for sale	690,844	408,785
Gains on sales of loans, net	(13,574)	(12,887)
Originations of loans held for sale	(541,627)	(443,684)
(Gains) losses on sales of assets, net	(36)	178
Loss on extinguishment of debt	8,406	—
Net change in:
Trading debt securities	(21,216)	—
Cash surrender value of bank owned life insurance	(4,806)	(8,965)
Accrued interest receivable	7,162	(17,170)
Other assets	131,345	(426,776)
Accrued expenses and other liabilities	(119,331)	166,490
Net cash provided by (used in) operating activities	454,254	(9,977)
Cash flows from investing activities:
Net loan originations and purchases	(264,512)	(2,568,893)
Equity securities:
Purchases	(2,482)	(5,365)
Sales	649	—
Held to maturity debt securities:
Purchases	(744,868)	(107,136)
Maturities, calls and principal repayments	372,397	301,004
Available for sale debt securities:
Purchases	(87,366)	(302,071)
Sales	41,134	—
Maturities, calls and principal repayments	287,901	213,348
Death benefit proceeds from bank owned life insurance	3,850	13,751
Proceeds from sales of real estate property and equipment	2,747	8,202
Proceeds from sales of loans held for investment	4,498	30,020
Purchases of real estate property and equipment	(12,207)	(14,469)
Net cash used in investing activities	(398,259)	(2,431,609)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)
	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Net change in deposits	$1,259,172	$2,151,400
Net change in short-term borrowings	(293,580)	989,600
Proceeds from issuance of long-term borrowings, net	295,934	838,388
Repayments of long-term borrowings	(710,595)	(53,418)
Cash dividends paid to preferred shareholders	(6,344)	(6,344)
Cash dividends paid to common shareholders	(90,201)	(89,122)
Purchase of common shares to treasury	(684)	(4,924)
Common stock issued, net	6,194	1,140
Other, net	(333)	(264)
Net cash provided by financing activities	459,563	3,826,456
Net change in cash and cash equivalents	515,558	1,384,870
Cash and cash equivalents at beginning of year	1,329,205	434,687
Cash and cash equivalents at end of period	$1,844,763	$1,819,557

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$82,596	$178,337
Federal and state income taxes	117,562	14,731
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$141	$2,750
Transfer of loans to loans held for sale	—	30,020
Lease right of use assets obtained in exchange for operating lease liabilities	1,993	6,407
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at June 30, 2021 and for all periods presented have been made. The results of operations for the three and six months ended on June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
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
Correction of an Immaterial Error. Valley's previously reported consolidated statement of cash flows for the six months ended June 30, 2020 was revised to reflect an adjustment for an intercompany account that was not properly eliminated in consolidation. The adjustment resulted in a $90.8 million decrease in “Net change in deposits” line item to a net increase of $2.2 billion. The corresponding decrease in the “Net change in cash and cash equivalents” line item resulted in a change from a net increase of $1.5 billion to a net increase of $1.4 billion. The effect of these revisions was immaterial to the interim period.
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
The Westchester Bank Holding Corporation. On June 29, 2021, Valley announced that it will acquire The Westchester Bank Holding Corporation (“Westchester”) and its principal subsidiary, The Westchester Bank which is headquartered in White Plains, New York. Westchester has approximately $1.3 billion in assets, $908 million in loans, $1.1 billion in deposits, and maintains a seven branch network in Westchester County, New York. The common shareholders of Westchester will receive 229.645 shares of Valley common stock for each Westchester share they own. Based on Valley’s closing stock price on June 28, 2021, Westchester’s stockholders will receive approximately $210 million in Valley common stock. Existing Westchester options will be cashed out for approximately $10 million in cash.The acquisition is expected to close in the fourth quarter 2021, subject to standard regulatory approvals, approval of Westchester stockholders, as well as other customary conditions.

Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except for share data)
Net income available to common shareholders	$117,340	$92,429	$229,878	$176,525
Basic weighted average number of common shares outstanding	405,963,209	403,790,242	405,560,146	403,654,665
Plus: Common stock equivalents	2,697,569	841,603	2,592,312	1,388,518
Diluted weighted average number of common shares outstanding	408,660,778	404,631,845	408,152,458	405,043,183
Earnings per common share:
Basic	$0.29	$0.23	$0.57	$0.44
Diluted	0.29	0.23	0.56	0.44

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price per share of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with restricted stock units. Potential anti-dilutive weighted common shares were immaterial for the three and six months ended June 30, 2021, respectively, as compared to 2.7 million and 2.3 million shares for the three and six months ended June 30, 2020, respectively.
Note 3. Accumulated Other Comprehensive Loss
The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2021:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at March 31, 2021	$22,898	$(3,081)	$(36,822)	$(17,005)
Other comprehensive loss before reclassification	(1,471)	(147)	—	(1,618)
Amounts reclassified from other comprehensive income	76	534	278	888
Other comprehensive (loss) income, net	(1,395)	387	278	(730)
Balance at June 30, 2021	$21,503	$(2,694)	$(36,544)	$(17,735)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2020	$33,290	$(3,906)	$(37,102)	$(7,718)
Other comprehensive (loss) income before reclassification	(11,907)	27	—	(11,880)
Amounts reclassified from other comprehensive income	120	1,185	558	1,863
Other comprehensive (loss) income, net	(11,787)	1,212	558	(10,017)
Balance at June 30, 2021	$21,503	$(2,694)	$(36,544)	$(17,735)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2021 and 2020:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Accumulated Other Comprehensive Loss	2021	2020	2021	2020	Income Statement Line Item
	(in thousands)
Unrealized losses on AFS securities before tax	$(103)	$(41)	$(162)	$(81)	Gains (losses) on securities transactions, net
Tax effect	27	10	42	23
Total net of tax	(76)	(31)	(120)	(58)
Unrealized (losses) gains on derivatives (cash flow hedges) before tax	(749)	438	(1,664)	(177)	Interest expense
Tax effect	215	(130)	479	47
Total net of tax	(534)	308	(1,185)	(130)
Defined benefit pension plan:
Amortization of actuarial net loss	(387)	(229)	(775)	(465)	*
Tax effect	109	57	217	121
Total net of tax	(278)	(172)	(558)	(344)
Total reclassifications, net of tax	$(888)	$105	$(1,863)	$(532)

*	Amortization of actuarial net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.
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

ASU No. 2021-05 "Lessors – Certain Leases with Variable Lease Payments". The ASU No. 2021-05 updates guidance in Accounting Standards Codification (ASC) 842, Leases and requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if: (i) the lease would have been classified as a sales-type lease or direct financing lease under ASC 842 classification criteria; and (ii) the lessor would have recognized a selling loss at lease commencement. ASU No. 2021-05 is effective for Valley for fiscal years and interim periods beginning after December 15, 2021, with early adoption permitted. The ASU No. 2021-05 is not expected to have a significant impact on Valley’s consolidated financial statements.
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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2021 and December 31, 2020. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	June 30, 2021	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities (1)	$30,357	$19,604	$—	$—
Trading debt securities	21,216	—	21,216	—
Available for sale debt securities:
U.S. Treasury securities	51,010	51,010	—	—
U.S. government agency securities	23,907	—	23,907	—
Obligations of states and political subdivisions	65,685	—	65,685	—
Residential mortgage-backed securities	846,316	—	846,316	—
Corporate and other debt securities	88,620	—	88,620	—
Total available for sale debt securities	1,075,538	51,010	1,024,528	—
Loans held for sale (2)	159,256	—	159,256	—
Other assets (3)	248,843	—	248,843	—
Total assets	$1,535,210	$70,614	$1,453,843	$—
Liabilities
Other liabilities (3)	$81,676	$—	$81,676	$—
Total liabilities	$81,676	$—	$81,676	$—
Non-recurring fair value measurements:
Collateral dependent loans	$39,655	$—	$—	$39,655
Loan servicing rights	158	—	—	158
Foreclosed assets	2,202	—	—	2,202
Total	$42,015	$—	$—	$42,015

		Fair Value Measurements at Reporting Date Using:
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Includes equity securities measured at net asset value (NAV) per share (or its equivalent) as a practical expedient totaling $10.8 million and $7.8 million at June 30, 2021 and December 31, 2020, respectively. These securities have not been classified in the fair value hierarchy.
(2)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $154.2 million and $286.4 million at June 30, 2021 and December 31, 2020, respectively.
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

Trading debt securities. The fair value of trading debt securities, consisting of municipal bonds, is reported at fair value utilizing Level 2 inputs. The prices for these investments are derived from market quotations and matrix pricing obtained through an independent pricing service.

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

Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2021 and December 31, 2020 based on the short duration these assets were held, and the credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR, Overnight Index Swap and Secured Overnight Financing Rate (SOFR) curves for all cleared derivatives. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2021 and December 31, 2020), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2021 and December 31, 2020.

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

Collateral Dependent Loans. Collateral dependent loans are loans when foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At June 30, 2021, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. At June 30, 2021, collateral dependent loans, mostly consisting of taxi medallion loans, with a total amortized cost of $104.3 million were reduced by specific allowance for loan losses allocations totaling $64.6 million to a reported total net carrying amount of $39.7 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third-party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (discount rate), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2021, the fair value model used a blended prepayment speed (stated as constant prepayment rates) of 15.4 percent and a discount rate of 9.1 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. At June 30, 2021, certain loan servicing rights were re-measured at fair value totaling $158 thousand. See Note 8 for additional information.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, an asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. The adjustments to the appraisals of foreclosed assets ranged from 1.3 percent to 7.1 percent at June 30, 2021.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2021 and December 31, 2020 were as follows:

	Fair Value Hierarchy	June 30, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$329,006	$329,006	$257,845	$257,845
Interest bearing deposits with banks	Level 1	1,515,757	1,515,757	1,071,360	1,071,360
Equity securities (1)	Level 3	3,513	3,513	2,999	2,999
Held to maturity debt securities:
U.S. Treasury securities	Level 1	67,874	73,575	68,126	75,484
U.S. government agency securities	Level 2	5,548	5,813	6,222	6,513
Obligations of states and political subdivisions	Level 2	444,380	454,718	470,259	484,506
Residential mortgage-backed securities	Level 2	1,926,900	1,938,608	1,550,306	1,589,655
Trust preferred securities	Level 2	37,360	31,425	37,348	30,033
Corporate and other debt securities	Level 2	51,750	52,380	40,750	41,421
Total held to maturity debt securities (2)		2,533,812	2,556,519	2,173,011	2,227,612
Net loans	Level 3	32,118,130	31,962,961	31,876,869	31,635,060
Accrued interest receivable	Level 1	99,068	99,068	106,230	106,230
Federal Reserve Bank and Federal Home Loan Bank stock (3)	Level 2	212,122	212,122	250,116	250,116
Financial liabilities
Deposits without stated maturities	Level 1	28,887,225	28,887,225	25,220,924	25,220,924
Deposits with stated maturities	Level 2	4,307,549	4,256,745	6,714,678	6,639,022
Short-term borrowings	Level 1	854,378	838,440	1,147,958	1,151,478
Long-term borrowings	Level 2	1,885,690	1,882,750	2,295,665	2,405,345
Junior subordinated debentures issued to capital trusts	Level 2	56,239	45,802	56,065	57,779
Accrued interest payable (4)	Level 1	8,115	8,115	18,839	18,839

(1)Represents equity securities without a readily determinable fair value measured at cost less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.

Note 6. Investment Securities

Equity Securities

Equity securities carried at fair value totaled $33.9 million and $29.4 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, Valley's equity securities consisted of one publicly traded money market mutual fund, CRA investments both publicly traded and privately held and, to a lesser extent, equity securities without readily determinable fair values.

Trading Debt Securities

The fair value of trading securities, consisting of municipal bonds, totaled $21.2 million at June 30, 2021. Net trading gains are included in net gains and losses on securities transactions within non-interest income. Net trading gains totaled $489 thousand and $707 thousand for the three and six months ended June 30, 2021, respectively.

Available for Sale Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at June 30, 2021 and December 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2021
U.S. Treasury securities	$50,023	$987	$—	$51,010
U.S. government agency securities	22,695	1,218	(6)	23,907
Obligations of states and political subdivisions:
Obligations of states and state agencies	32,098	614	—	32,712
Municipal bonds	32,440	541	(8)	32,973
Total obligations of states and political subdivisions	64,538	1,155	(8)	65,685
Residential mortgage-backed securities	823,040	24,490	(1,214)	846,316
Corporate and other debt securities	85,441	3,198	(19)	88,620
Total	$1,045,737	$31,048	$(1,247)	$1,075,538
December 31, 2020
U.S. Treasury securities	$50,031	$1,362	$—	$51,393
U.S. government agency securities	25,067	1,103	(13)	26,157
Obligations of states and political subdivisions:
Obligations of states and state agencies	40,861	970	(32)	41,799
Municipal bonds	37,489	731	(69)	38,151
Total obligations of states and political subdivisions	78,350	1,701	(101)	79,950
Residential mortgage-backed securities	1,050,369	40,426	(773)	1,090,022
Corporate and other debt securities	89,689	2,294	(32)	91,951
Total	$1,293,506	$46,886	$(919)	$1,339,473

The age of unrealized losses and fair value of the related available for sale debt securities at June 30, 2021 and December 31, 2020 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2021
U.S. government agency securities	$—	$—	$1,396	$(6)	$1,396	$(6)
Municipal bonds	4,705	(8)	—	—	4,705	(8)
Residential mortgage-backed securities	116,758	(914)	12,726	(300)	129,484	(1,214)
Corporate and other debt securities	1,981	(19)	—	—	1,981	(19)
Total	$123,444	$(941)	$14,122	$(306)	$137,566	$(1,247)
December 31, 2020
U.S. government agency securities	$—	$—	$1,479	$(13)	$1,479	$(13)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	1,010	(32)	1,010	(32)
Municipal bonds	6,777	(69)	—	—	6,777	(69)
Total obligations of states and political subdivisions	6,777	(69)	1,010	(32)	7,787	(101)
Residential mortgage-backed securities	41,418	(500)	27,911	(273)	69,329	(773)
Corporate and other debt securities	12,517	(32)	—	—	12,517	(32)
Total	$60,712	$(601)	$30,400	$(318)	$91,112	$(919)
Within the available for sale debt securities portfolio, the total number of security positions in an unrealized loss position was 67 and 58 at June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, the fair value of available for sale debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $736.2 million.
The contractual maturities of available for sale debt securities at June 30, 2021 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$6,769	$6,824
Due after one year through five years	84,534	86,491
Due after five years through ten years	79,866	82,581
Due after ten years	51,528	53,326
Residential mortgage-backed securities	823,040	846,316
Total	$1,045,737	$1,075,538
Actual maturities of available for sale debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 4.4 years at June 30, 2021.

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

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley has evaluated available for sale debt securities that are in an unrealized loss position as of June 30, 2021 included in the table above and has determined that the declines in fair value are mainly attributable to market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment during the three and six months ended June 30, 2021 and 2020. There was no allowance for credit losses for available for sale debt securities at June 30, 2021 and December 31, 2020.

Held to Maturity Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at June 30, 2021 and December 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2021
U.S. Treasury securities	$67,874	$5,701	$—	$73,575
U.S. government agency securities	5,548	265	—	5,813
Obligations of states and political subdivisions:
Obligations of states and state agencies	243,374	5,505	(43)	248,836
Municipal bonds	201,006	4,894	(18)	205,882
Total obligations of states and political subdivisions	444,380	10,399	(61)	454,718
Residential mortgage-backed securities	1,926,900	23,376	(11,668)	1,938,608
Trust preferred securities	37,360	51	(5,986)	31,425
Corporate and other debt securities	51,750	640	(10)	52,380
Total	$2,533,812	$40,432	$(17,725)	$2,556,519
December 31, 2020
U.S. Treasury securities	$68,126	$7,358	$—	$75,484
U.S. government agency securities	6,222	291	—	6,513
Obligations of states and political subdivisions:
Obligations of states and state agencies	262,762	8,060	(105)	270,717
Municipal bonds	207,497	6,292	—	213,789
Total obligations of states and political subdivisions	470,259	14,352	(105)	484,506
Residential mortgage-backed securities	1,550,306	39,603	(254)	1,589,655
Trust preferred securities	37,348	50	(7,365)	30,033
Corporate and other debt securities	40,750	672	(1)	41,421
Total	$2,173,011	$62,326	$(7,725)	$2,227,612

The age of unrealized losses and fair value of related debt securities held to maturity at June 30, 2021 and December 31, 2020 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2021
Obligations of states and political subdivisions:
Obligations of states and state agencies	$—	$—	$5,570	$(43)	$5,570	$(43)
Municipal bonds	1,328	(18)	—	—	1,328	(18)
Total obligations of states and political subdivisions	1,328	(18)	5,570	(43)	6,898	(61)
Residential mortgage-backed securities	983,406	(11,606)	4,608	(62)	988,014	(11,668)
Trust preferred securities	—	—	30,021	(5,986)	30,021	(5,986)
Corporate and other debt securities	7,990	(10)	—	—	7,990	(10)
Total	$992,724	$(11,634)	$40,199	$(6,091)	$1,032,923	$(17,725)
December 31, 2020
Obligations of states and state agencies	$5,546	$(105)	$—	$—	$5,546	$(105)
Residential mortgage-backed securities	21,599	(245)	2,470	(9)	24,069	(254)
Trust preferred securities	—	—	28,630	(7,365)	28,630	(7,365)
Corporate and other debt securities	10,749	(1)	—	—	10,749	(1)
Total	$37,894	$(351)	$31,100	$(7,374)	$68,994	$(7,725)

Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 44 and 13 at June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.6 billion.
The contractual maturities of investments in debt securities held to maturity at June 30, 2021 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$27,218	$27,365
Due after one year through five years	247,844	257,620
Due after five years through ten years	129,112	130,979
Due after ten years	202,738	201,947
Residential mortgage-backed securities	1,926,900	1,938,608
Total	$2,533,812	$2,556,519
Actual maturities of held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 6.0 years at June 30, 2021.

Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities through the use of the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at June 30, 2021 and December 31, 2020.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
June 30, 2021
U.S. Treasury securities	$67,874	$—	$—	$—	$67,874
U.S. government agency securities	5,548	—	—	—	5,548
Obligations of states and political subdivisions:
Obligations of states and state agencies	210,548	—	5,613	27,213	243,374
Municipal bonds	158,111	—	—	42,895	201,006
Total obligations of states and political subdivisions	368,659	—	5,613	70,108	444,380
Residential mortgage-backed securities	1,926,900	—	—	—	1,926,900
Trust preferred securities	—	—	—	37,360	37,360
Corporate and other debt securities	—	8,000	—	43,750	51,750
Total	$2,368,981	$8,000	$5,613	$151,218	$2,533,812
December 31, 2020
U.S. Treasury securities	$68,126	$—	$—	$—	$68,126
U.S. government agency securities	6,222	—	—	—	6,222
Obligations of states and political subdivisions:
Obligations of states and state agencies	228,286	—	5,650	28,826	262,762
Municipal bonds	166,408	—	—	41,089	207,497
Total obligations of states and political subdivisions	394,694	—	5,650	69,915	470,259
Residential mortgage-backed securities	1,550,306	—	—	—	1,550,306
Trust preferred securities	—	—	—	37,348	37,348
Corporate and other debt securities	—	5,000	—	35,750	40,750
Total investment securities held to maturity	$2,019,348	$5,000	$5,650	$143,013	$2,173,011

Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At June 30, 2021, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the "non-rated" category included TEMS securities secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

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

At June 30, 2021, held to maturity debt securities were carried net of allowance for credit losses totaling $1.0 million and $1.4 million at June 30, 2021 and December 31, 2020, respectively. There were no net charge-offs of held to maturity debt securities for the three and six months ended June 30, 2021 and 2020.
Note 7. Loans and Allowance for Credit Losses for Loans

The detail of the loan portfolio as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Loans:
Commercial and industrial:
Commercial and industrial	$4,733,771	$4,709,569
Commercial and industrial PPP loans *	1,350,684	2,152,139
Total commercial and industrial loans	6,084,455	6,861,708
Commercial real estate:
Commercial real estate	17,512,142	16,724,998
Construction	1,752,838	1,745,825
Total commercial real estate loans	19,264,980	18,470,823
Residential mortgage	4,226,975	4,183,743
Consumer:
Home equity	410,856	431,553
Automobile	1,531,262	1,355,955
Other consumer	938,926	913,330
Total consumer loans	2,881,044	2,700,838
Total loans	$32,457,454	$32,217,112

*Represents SBA Paycheck Protection Program (PPP) loans, net of unearned fees totaling $40.9 million and $43.2 million at June 30, 2021 and December 31, 2020, respectively.

Total loans includes net unearned discounts and deferred loan fees of $86.1 million and $95.8 million at June 30, 2021 and December 31, 2020, respectively. Net unearned discounts and deferred loan fees include the non-credit discount on purchased credit deterioration (PCD) loans and net unearned fees related to PPP loans at June 30, 2021 and December 31, 2020.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $84.1 million and $90.2 million at June 30, 2021 and December 31, 2020, respectively, and is presented separately in the consolidated statements of financial condition.

Valley transferred and sold approximately $30.0 million of residential mortgage loans from the loan portfolio to loans held for sale during the six months ended June 30, 2020. Excluding the loan transfers, there were no other material sales of loans from the held for investment portfolio during the three and six months ended June 30, 2021 and 2020.

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

Credit Quality

The following table presents past due, current and non-accrual loans without an allowance for credit losses by loan portfolio class at June 30, 2021 and December 31, 2020:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Credit Losses
	(in thousands)
June 30, 2021
Commercial and industrial	$3,867	$1,361	$2,351	$102,594	$110,173	$5,974,282	$6,084,455	$9,550
Commercial real estate:
Commercial real estate	40,524	11,451	1,948	58,893	112,816	17,399,326	17,512,142	37,116
Construction	—	—	—	17,660	17,660	1,735,178	1,752,838	—
Total commercial real estate loans	40,524	11,451	1,948	76,553	130,476	19,134,504	19,264,980	37,116
Residential mortgage	8,479	1,608	956	35,941	46,984	4,179,991	4,226,975	16,807
Consumer loans:
Home equity	592	325	—	4,431	5,348	405,508	410,856	48
Automobile	5,521	636	441	389	6,987	1,524,275	1,531,262	—
Other consumer	129	24	22	104	279	938,647	938,926	—
Total consumer loans	6,242	985	463	4,924	12,614	2,868,430	2,881,044	48
Total	$59,112	$15,405	$5,718	$220,012	$300,247	$32,157,207	$32,457,454	$63,521

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Credit Losses
	(in thousands)
December 31, 2020
Commercial and industrial	$6,393	$2,252	$9,107	$106,693	$124,445	$6,737,263	$6,861,708	$4,075
Commercial real estate:
Commercial real estate	35,030	1,326	993	46,879	84,228	16,640,770	16,724,998	32,416
Construction	315	—	—	84	399	1,745,426	1,745,825	—
Total commercial real estate loans	35,345	1,326	993	46,963	84,627	18,386,196	18,470,823	32,416
Residential mortgage	17,717	10,351	3,170	25,817	57,055	4,126,688	4,183,743	11,610
Consumer loans:
Home equity	953	492	—	4,936	6,381	425,172	431,553	50
Automobile	8,056	1,107	245	338	9,746	1,346,209	1,355,955	—
Other consumer	1,248	224	26	535	2,033	911,297	913,330	—
Total consumer loans	10,257	1,823	271	5,809	18,160	2,682,678	2,700,838	50
Total	$69,712	$15,752	$13,541	$185,282	$284,287	$31,932,825	$32,217,112	$48,151

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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at June 30, 2021 and December 31, 2020:

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,539,921	$1,227,478	$508,228	$438,246	$162,119	$409,413	$1,571,927	$225	$5,857,557
Special Mention	1,282	1,550	1,476	11,182	2,159	17,041	59,376	64	94,130
Substandard	3,325	8,658	4,366	8,803	859	1,374	17,141	321	44,847
Doubtful	129	—	2,739	—	16,370	68,683	—	—	87,921
Total commercial and industrial	$1,544,657	$1,237,686	$516,809	$458,231	$181,507	$496,511	$1,648,444	$610	$6,084,455
Commercial real estate
Risk Rating:
Pass	$2,100,741	$3,055,880	$2,875,727	$2,005,122	$1,552,673	$4,978,293	$174,277	$12,849	$16,755,562
Special Mention	2,000	51,271	58,418	44,118	43,019	184,694	38,615	—	422,135
Substandard	849	22,209	32,935	39,756	73,103	162,866	2,531	—	334,249
Doubtful	—	—	—	—	—	196	—	—	196
Total commercial real estate	$2,103,590	$3,129,360	$2,967,080	$2,088,996	$1,668,795	$5,326,049	$215,423	$12,849	$17,512,142
Construction
Risk Rating:
Pass	$112,491	$147,431	$87,130	$78,332	$6,656	$29,216	$1,251,972	$—	$1,713,228
Special Mention	—	—	1,026	—	—	1,714	8,871	—	11,611
Substandard	—	28	16	331	—	17,842	9,782	—	27,999
Total construction	$112,491	$147,459	$88,172	$78,663	$6,656	$48,772	$1,270,625	$—	$1,752,838

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$3,058,596	$605,112	$556,284	$212,215	$162,483	$337,484	$1,677,559	$350	$6,610,083
Special Mention	819	10,236	2,135	9,502	10,228	14,165	49,883	51	97,019
Substandard	5,215	3,876	12,481	1,798	4,215	12,965	18,913	462	59,925
Doubtful	—	5,203	1	17,010	2,596	69,871	—	—	94,681
Total commercial and industrial	$3,064,630	$624,427	$570,901	$240,525	$179,522	$434,485	$1,746,355	$863	$6,861,708
Commercial real estate
Risk Rating:
Pass	$3,096,549	$3,052,076	$2,230,047	$1,767,528	$1,798,137	$3,916,990	$199,145	$15,532	$16,076,004
Special Mention	50,193	68,203	44,336	48,813	66,845	109,295	1,705	—	389,390
Substandard	18,936	17,049	30,997	59,618	11,541	118,725	2,531	—	259,397
Doubtful	—	—	—	—	—	207	—	—	207
Total commercial real estate	$3,165,678	$3,137,328	$2,305,380	$1,875,959	$1,876,523	$4,145,217	$203,381	$15,532	$16,724,998
Construction
Risk Rating:
Pass	$145,246	$120,800	$111,174	$15,497	$47,971	$20,029	$1,199,034	$—	$1,659,751
Special Mention	—	1,043	—	—	9,996	17,414	47,311	—	75,764
Substandard	—	26	246	2,628	17	380	7,013	—	10,310
Total construction	$145,246	$121,869	$111,420	$18,125	$57,984	$37,823	$1,253,358	$—	$1,745,825

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of June 30, 2021 and December 31, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$687,724	$701,963	$671,803	$519,568	$446,367	$1,108,317	$68,012	$—	$4,203,754
90 days or more past due	—	1,719	1,852	2,021	3,907	13,722	—	—	23,221
Total residential mortgage	$687,724	$703,682	$673,655	$521,589	$450,274	$1,122,039	$68,012	$—	$4,226,975
Consumer loans
Home equity
Performing	$7,120	$7,314	$8,925	$9,332	$6,946	$15,485	$307,985	$46,238	$409,345
90 days or more past due	—	—	—	—	—	81	876	554	1,511
Total home equity	7,120	7,314	8,925	9,332	6,946	15,566	308,861	46,792	410,856
Automobile
Performing	447,260	376,473	354,978	210,941	108,085	32,683	—	—	1,530,420
90 days or more past due	25	89	175	230	198	125	—	—	842
Total automobile	447,285	376,562	355,153	211,171	108,283	32,808	—	—	1,531,262
Other Consumer
Performing	5,953	7,101	6,626	6,850	1,037	7,905	903,454	—	938,926
90 days or more past due	—	—	—	—	—	—	—	—	—
Total other consumer	5,953	7,101	6,626	6,850	1,037	7,905	903,454	—	938,926
Total consumer	$460,358	$390,977	$370,704	$227,353	$116,266	$56,279	$1,212,315	$46,792	$2,881,044

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$730,764	$778,161	$684,761	$582,650	$380,723	$943,616	$64,798	$—	$4,165,473
90 days or more past due	—	3,085	4,212	3,464	4,144	3,365	—	—	18,270
Total residential mortgage	$730,764	$781,246	$688,973	$586,114	$384,867	$946,981	$64,798	$—	$4,183,743
Consumer loans
Home equity
Performing	$8,580	$10,634	$11,756	$8,886	$5,340	$15,393	$318,869	$50,879	$430,337
90 days or more past due	—	—	—	—	25	83	378	730	1,216
Total home equity	8,580	10,634	11,756	8,886	5,365	15,476	319,247	51,609	431,553
Automobile
Performing	426,121	438,181	272,075	151,523	50,853	16,550	—	—	1,355,303
90 days or more past due	19	108	173	223	35	94	—	—	652
Total automobile	426,140	438,289	272,248	151,746	50,888	16,644	—	—	1,355,955
Other Consumer
Performing	12,271	5,558	6,815	1,112	1,077	5,314	880,748	—	912,895
90 days or more past due	—	—	—	—	—	22	5	408	435
Total other consumer	12,271	5,558	6,815	1,112	1,077	5,336	880,753	408	913,330
Total consumer	$446,991	$454,481	$290,819	$161,744	$57,330	$37,456	$1,200,000	$52,017	$2,700,838
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
Performing TDRs (not reported as non-accrual loans) totaled $64.1 million and $57.4 million as of June 30, 2021 and December 31, 2020, respectively. Non-performing TDRs totaled $89.8 million and $92.8 million as of June 30, 2021 and December 31, 2020, respectively.

The following table presents the pre- and post-modification amortized cost of loans by loan class modified as TDRs during the three and six months ended June 30, 2021 and 2020. Post-modification amounts are presented as of June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021			2020
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount
	($ in thousands)
Commercial and industrial	9	$8,592	$8,529	4	$9,052	$7,047
Commercial real estate:
Commercial real estate	6	12,237	12,223	1	885	900
Construction	—	—	—	2	435	218
Total commercial real estate	6	12,237	12,223	3	1,320	1,118
Residential mortgage	2	1,089	1,079	—	—	—
Total	17	$21,918	$21,831	7	$10,372	$8,165

	Six Months Ended June 30,
	2021			2020
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount
	($ in thousands)
Commercial and industrial	13	$20,855	$19,648	20	$22,196	$19,674
Commercial real estate:
Commercial real estate	6	12,237	12,223	2	4,748	4,762
Construction	—	—	—	2	435	218
Total commercial real estate	6	12,237	12,223	4	5,183	4,980
Residential mortgage	8	2,618	2,586	—	—	—
Consumer	1	169	166	—	—	—
Total	28	$35,879	$34,623	24	$27,379	$24,654

The total TDRs presented in the above table had allocated allowance for loan losses of $4.5 million and $8.4 million at June 30, 2021 and 2020, respectively. There were $697 thousand and $5.8 million of charge-offs related to TDRs for the three and six months ended June 30, 2021, respectively. There were $2.9 million and $3.7 million of charge-offs were related to TDRs for the three and six months ended June 30, 2020, respectively. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the three and six months ended June 30, 2021 and 2020.

Loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021		2020
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	—	$—	20	$14,986
Residential mortgage	1	445	1	220
Consumer	—	—	2	204
Total	1	$445	23	$15,410

	Six Months Ended June 30,
	2021		2020
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	15	$12,384	20	$14,986
Residential mortgage	2	692	1	220
Consumer	—	—	2	204
Total	17	$13,076	23	$15,410

Forbearance. In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment, when requested by customers, all of which were insignificant. As of June 30, 2021, Valley had approximately $142 million of outstanding loans remaining in their payment deferral period under short-term modifications as compared to $361 million of loans in deferral at December 31, 2020. Under the applicable guidance, none of these loans were classified as TDRs at June 30, 2021 and December 31, 2020.

Loans in Process of Foreclosure. Other real estate owned (OREO) totaled $4.5 million and $5.1 million at June 30, 2021 and December 31, 2020, respectively. OREO included foreclosed residential real estate properties which were immaterial at June 30, 2021 and totaled $1.0 million at December 31, 2020. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.0 million and $1.9 million at June 30, 2021 and December 31, 2020, respectively.

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

The following table presents collateral dependent loans by class as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Commercial and industrial *	$95,000	$106,239
Commercial real estate	66,054	41,562
Residential mortgage	31,714	28,176
Home equity	48	50
Total	$192,816	$176,027

*    Commercial and industrial loans are primarily collateralized by taxi medallions.

Allowance for Credit Losses for Loans
The following table summarizes the allowance for credit losses for loans at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$339,324	$340,243
Allowance for unfunded credit commitments	14,400	11,111
Total allowance for credit losses for loans	$353,724	$351,354

The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$5,810	$41,025	$14,502	$74,876
Provision for unfunded credit commitments	2,967	90	3,289	163
Total provision for credit losses for loans	$8,777	$41,115	$17,791	$75,039

The following table details the activity in the allowance for loan losses by loan portfolio segment for the three and six months ended June 30, 2021 and 2020:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended June 30, 2021
Allowance for loan losses:
Beginning balance	$126,408	$174,236	$27,172	$15,064	$342,880
Loans charged-off	(10,893)	—	(1)	(1,480)	(12,374)
Charged-off loans recovered	678	665	191	1,474	3,008
Net (charge-offs) recoveries	(10,215)	665	190	(6)	(9,366)
(Credit) provision for loan losses	(6,504)	14,238	(2,059)	135	5,810
Ending balance	$109,689	$189,139	$25,303	$15,193	$339,324
Three Months Ended June 30, 2020
Allowance for losses:
Beginning balance	$127,437	$111,585	$29,456	$14,864	$283,342
Loans charged-off	(14,024)	(27)	(5)	(2,601)	(16,657)
Charged-off loans recovered	799	51	545	509	1,904
Net (charge-offs) recoveries	(13,225)	24	540	(2,092)	(14,753)
Provision (credit) for loan losses	17,827	20,093	(366)	3,471	41,025
Ending balance	$132,039	$131,702	$29,630	$16,243	$309,614

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Six Months Ended June 30, 2021
Allowance for loan losses:
Beginning balance	$131,070	$164,113	$28,873	$16,187	$340,243
Loans charged-off	(18,035)	(382)	(139)	(2,618)	(21,174)
Charged-off loans recovered	2,267	734	348	2,404	5,753
Net (charge-offs) recoveries	(15,768)	352	209	(214)	(15,421)
(Credit) provision for loan losses	(5,613)	24,674	(3,779)	(780)	14,502
Ending balance	$109,689	$189,139	$25,303	$15,193	$339,324
Six Months Ended June 30, 2020
Allowance for losses:
Beginning balance	$104,059	$45,673	$5,060	$6,967	$161,759
Impact of ASU 2016-13 adoption*	15,169	49,797	20,575	6,990	92,531
Beginning balance, adjusted	119,228	95,470	25,635	13,957	254,290
Loans charged-off	(17,384)	(71)	(341)	(5,166)	(22,962)
Charged-off loans recovered	1,368	144	595	1,303	3,410
Net (charge-offs) recoveries	(16,016)	73	254	(3,863)	(19,552)
Provision for loan losses	28,827	36,159	3,741	6,149	74,876
Ending balance	$132,039	$131,702	$29,630	$16,243	$309,614

*    Includes a $61.6 million increase representing the estimated expected credit losses for PCD loans as a result of the ASU 2016-13 adoption on January 1, 2020.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at June 30, 2021 and December 31, 2020.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
June 30, 2021
Allowance for loan losses:
Individually evaluated for credit losses	$64,275	$4,788	$618	$885	$70,566
Collectively evaluated for credit losses	45,414	184,351	24,685	14,308	268,758
Total	$109,689	$189,139	$25,303	$15,193	$339,324
Loans:
Individually evaluated for credit losses	$120,559	$89,464	$38,660	$4,488	$253,171
Collectively evaluated for credit losses	5,963,896	19,175,516	4,188,315	2,876,556	32,204,283
Total	$6,084,455	$19,264,980	$4,226,975	$2,881,044	$32,457,454
December 31, 2020
Allowance for loan losses:
Individually evaluated for credit losses	$73,063	$1,338	$1,206	$264	$75,871
Collectively evaluated for credit losses	58,007	162,775	27,667	15,923	264,372
Total	$131,070	$164,113	$28,873	$16,187	$340,243
Loans:
Individually evaluated for credit losses	$131,057	$61,754	$35,151	$1,631	$229,593
Collectively evaluated for credit losses	6,730,651	18,409,069	4,148,592	2,699,207	31,987,519
Total	$6,861,708	$18,470,823	$4,183,743	$2,700,838	$32,217,112

Note 8. Goodwill and Other Intangible Assets

Goodwill totaled $1.4 billion at both June 30, 2021 and December 31, 2020. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2020).

During the second quarter 2021, Valley performed the annual goodwill impairment test at its normal assessment date. As a result, there was no impairment of goodwill recognized during the three and six months ended June 30, 2021 and 2020.

The following table summarizes other intangible assets as of June 30, 2021 and December 31, 2020:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
June 30, 2021
Loan servicing rights	$109,678	$(86,681)	$(32)	$22,965
Core deposits	101,160	(59,590)	—	41,570
Other	3,945	(2,957)	—	988
Total other intangible assets	$214,783	$(149,228)	$(32)	$65,523
December 31, 2020
Loan servicing rights	$103,150	$(80,340)	$(865)	$21,945
Core deposits	101,160	(53,747)	—	47,413
Other	3,945	(2,854)	—	1,091
Total other intangible assets	$208,255	$(136,941)	$(865)	$70,449

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $42 thousand and $833 thousand for the three and six months ended June 30, 2021, respectively. Valley recorded net impairment charges totaling $669 thousand and $778 thousand for the three and six months ended June 30, 2020, respectively. See the “Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis” section of Note 5 for additional information regarding the fair valuation.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 8.9 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 7.6 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and six months ended June 30, 2021 and 2020.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2021 through 2025:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2021	$2,331	$5,764	$103
2022	3,901	9,876	191
2023	3,099	8,146	131
2024	2,492	6,537	117
2025	2,030	4,929	103

Valley recognized amortization expense on other intangible assets, including net (recoveries of) impairment charges on loan servicing rights, totaling approximately $5.4 million and $6.7 million for the three months ended June 30, 2021 and 2020, respectively, and $11.5 million and $12.2 million for the six months ended June 30, 2021 and 2020, respectively.

Note 9. Borrowed Funds

Short-Term Borrowings

Short-term borrowings at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
FHLB advances	$700,000	$1,000,000
Securities sold under agreements to repurchase	154,378	147,958
Total short-term borrowings	$854,378	$1,147,958
The weighted average interest rate for short-term borrowings was 0.35 percent and 0.38 percent at June 30, 2021 and December 31, 2020, respectively. The interest payments on the FHLB advances totaling $700 million were hedged with interest rate swaps at June 30, 2021. See Note 11 for additional details.

Long-Term Borrowings

Long-term borrowings at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
FHLB advances, net (1)	$947,206	$1,592,252
Subordinated debt, net (2)	638,484	403,413
Securities sold under agreements to repurchase	300,000	300,000
Total long-term borrowings	$1,885,690	$2,295,665

(1)	FHLB advances are presented net of unamortized prepayment penalties and other purchase accounting adjustments totaling $2.6 million at December 31, 2020.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $6.4 billion and $2.7 million at June 30, 2021 and December 31, 2020, respectively.

FHLB Advances. Long-term FHLB advances had a weighted average interest rate of 1.91 percent and 2.02 percent at June 30, 2021 and December 31, 2020, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

In June 2021, Valley prepaid approximately $248 million of long-term FHLB advances with maturities scheduled through 2025 and a weighted average effective interest rate of 1.82 percent. The transaction was funded with excess cash liquidity and accounted for as an early debt extinguishment resulting in a loss of $8.4 million reported within non-interest expense for the three and six months ended June 30, 2021.
The long-term FHLB advances at June 30, 2021 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2021	$157,870
2023	350,000
2024	165,000
2025	273,000
Total long-term FHLB advances	$945,870

There are no FHLB advances with scheduled repayments in years 2021 and thereafter, reported in the table above, which are callable for early redemption by the FHLB during the next 12 months.

Subordinated debt. On April 1, 2021, Valley redeemed, at par value, $60 million of its callable 6.25 percent subordinated notes originally due April 1, 2026. No gain or loss was incurred on this transaction.

On May 25, 2021, Valley issued $300 million of 3.00 percent Fixed-to-Floating Rate subordinated notes due June 15, 2031. The subordinated notes are callable in whole or in part on or after June 15, 2026 or upon the occurrence of certain events. Interest on the subordinated notes during the initial five year term through June 15, 2026 is payable semi-annually on June 15 and December 15. Thereafter, interest is expected to be set based on three-month Secured Overnight Financing Rate (SOFR) plus 236 basis points and paid quarterly through maturity of the notes. At June 30, 2021, the subordinated notes had a carrying value of $296.0 million, net of debt issuance costs. During June 2021, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the $300 million in subordinated notes. See Note 11 for additional details.

Valley also had the following subordinated debt outstanding at June 30, 2021:

•$125 million aggregate principal amount of 5.125 percent subordinated notes due September 27, 2023 with no call dates or prepayments allowed except upon the occurrence of certain events;

•$100 million aggregate principal amount of 4.55 percent subordinated notes due June 30, 2025 with no call dates or prepayments allowed except upon the occurrence of certain events;

•$115 million aggregate principal amount of 5.25 percent subordinated notes due June 15, 2030 and callable in whole or in part on or after June 15, 2025 or upon the occurrence of certain events.

Long-term securities sold under agreements to repurchase (repos). The long-term repos had a weighted average interest rate of 3.41 percent and 3.37 percent at June 30, 2021 and December 31, 2020, respectively. All long-term repos outstanding as of June 30, 2021 have maturities in the second half of 2021.

Note 10. Stock–Based Compensation
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
Under the 2021 Plan, Valley may issue awards to its officers, employees and non-employee directors in amounts up to 9 million shares of common stock (less one share for every share granted after December 31, 2020 under the 2016 Plan) in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs). If after December 31, 2020 any award granted under the 2016 Plan is forfeited, expires, settled for cash, withheld for tax obligations, or otherwise does not result in the issuance of all or a portion of the shares subject to such award, the shares will be added to the 2021 Plan's share reserve. As of June 30, 2021, 7.4 million shares of common stock were available for issuance under the 2021 Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley's common stock on the last sale price reported for Valley's common stock on such date or the last sale price reported preceding such date, except for performance-

based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third-party specialist using a Monte Carlo valuation model.
Valley granted 109 thousand and 142 thousand of time-based RSUs during the three months ended June 30, 2021 and 2020, respectively, and 1.2 million for both the six months ended June 30, 2021 and 2020. Generally, time-based RSUs vest ratably over a three-year period. The average grant date fair value of the RSUs granted during the six months ended June 30, 2021 and 2020 was $11.63 per share and $10.48 per share, respectively.
Valley granted 604 thousand and 589 thousand of performance-based RSUs to certain executive officers for the six months ended June 30, 2021 and 2020, respectively. There were no grants of performance-based RSUs during the three months ended June 30, 2021 and 2020, respectively. The performance-based RSU awards include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share plus dividends and RSUs with vesting conditions based upon Valley's total shareholder return as compared to its peer group. The RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date or forfeited if the performance conditions are not met. The grant date fair value of the performance-based RSUs granted during the six months ended June 30, 2021 and 2020 was $11.75 per share and $10.82 per share, respectively.

Valley recorded total stock-based compensation expense of $5.2 million and $4.2 million for the three months ended June 30, 2021 and 2020, respectively, and $10.7 million and $8.2 million for the six months ended June 30, 2021 and 2020, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of June 30, 2021, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $28.9 million and will be recognized over an average remaining vesting period of approximately two years.
Note 11. Derivative Instruments and Hedging Activities

Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

Fair Value Hedges of Fixed Rate Assets and Liabilities. Valley is exposed to changes in the fair value of fixed-rate subordinated debt due to changes in interest rates. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

In June 2021, Valley entered into a $300 million forward-starting interest rate swap agreement with a notional amount of $300 million, maturing in June 2026, to hedge the change in the fair value of the 3.00 percent subordinated debt issued on May 28, 2021. Under the swap agreement, beginning in January 2022, Valley will receive fixed rate payments and pay variable rate amounts based on SOFR plus 2.187 percent.

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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At June 30, 2021, Valley had 26 credit swaps with an aggregate notional amount of $215.8 million related to risk participation agreements.

At June 30, 2021, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	June 30, 2021			December 31, 2020
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$349	$900,000	$—	$179	$1,100,000
Fair value hedge interest rate swaps	80	—	300,000	—	—	—
Total derivatives designated as hedging instruments	$80	$349	$1,200,000	$—	$179	$1,100,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other derivatives *	$248,440	$80,215	$9,962,230	$387,008	$154,025	$8,889,557
Mortgage banking derivatives	323	1,112	330,528	444	2,077	321,486
Total derivatives not designated as hedging instruments	$248,763	$81,327	$10,292,758	$387,452	$156,102	$9,211,043

*    Other derivatives include risk participation agreements.
The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account with the cash flow hedges and over-the-counter (OTC) non-designated derivative instruments. As a result, the fair value of the applicable derivative assets and liabilities are reported net of variation margin at June 30, 2021 and December 31, 2020 in the table above.

Gains (losses) included in the consolidated statements of income and other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Amount of (loss) gain reclassified from accumulated other comprehensive loss to interest expense	$(749)	$438	$(1,664)	$(177)
Amount of (loss) gain recognized in other comprehensive income (loss)	(158)	(1,773)	19	(3,253)
The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $2.7 million and $4.0 million at June 30, 2021 and December 31, 2020, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $2.3 million will be reclassified as an increase to interest expense over the next 12 months.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Derivative - interest rate swap:
Interest income	$—	$71	$—	$82
Interest expense	80	—	80	—
Hedged item - subordinated debt and loans:
Interest income	$—	$(71)	$—	$(82)
Interest expense	(83)	—	(83)	—
The following table presents the hedged items related to interest rate derivatives designated as hedges of fair value and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at June 30, 2021.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	(in thousands)
Long-term borrowings	$(300,083)	$(83)
The net (gains) losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$(2,210)	$1,416	$(425)	$1,505

Other non-interest income included fee income related to non-designated hedge derivative interest rate swaps (not designated as hedging instruments) executed with commercial loan customers totaling $7.6 million and $14.7 million for the three months ended June 30, 2021 and 2020, respectively, and $13.8 million and $28.9 million for the six months ended June 30, 2021 and 2020, respectively.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of June 30, 2021, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of June 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $79.6 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.

Note 12. Balance Sheet Offsetting

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

Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the swap or repurchase agreement should Valley be in default. The total amount of collateral held or pledged cannot exceed the net derivative fair values with the counterparty.

The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of June 30, 2021 and December 31, 2020.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments		Cash Collateral (1)	Net Amount
	(in thousands)
June 30, 2021
Assets:
Interest rate swaps	$248,520	$—	$248,520	$—		$—	$248,520
Liabilities:
Interest rate swaps	$80,564	$—	$80,564	$—		$(72,732)	$7,832
Repurchase agreements	300,000	—	300,000	(300,000)	(2)	—	—
Total	$380,564	$—	$380,564	$(300,000)		$(72,732)	$7,832
December 31, 2020
Assets:
Interest rate swaps	$150,487	$—	$150,487	$—		$—	$150,487
Liabilities:
Interest rate swaps	$150,487	$—	$150,487	$—		$(150,487)	$—
Repurchase agreements	300,000	—	300,000	(300,000)	(2)	—	—
Total	$450,487	$—	$450,487	$(300,000)		$(150,487)	$—

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$18,298	$20,074
Other tax credit investments, net	43,066	47,301
Total tax credit investments, net	$61,364	$67,375
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,379	$1,379
Total unfunded tax credit commitments	$1,379	$1,379

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$899	$1,393	$1,796	$2,627
Other tax credit investment credits and tax benefits	2,743	2,540	5,428	3,840
Total reduction in income tax expense	$3,642	$3,933	$7,224	$6,467
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$460	$537	$1,003	$1,091
Affordable housing tax credit investment impairment losses	431	665	772	1,083
Other tax credit investment losses	351	679	524	1,223
Other tax credit investment impairment losses	1,730	1,535	3,417	3,247
Total amortization of tax credit investments recorded in non-interest expense	$2,972	$3,416	$5,716	$6,644
Note 14. Business Segments

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

The following tables represent the financial data for Valley’s four business segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,150,137	$25,485,161	$5,272,116	$—	$37,907,414

Interest income	$59,419	$255,895	$19,239	$(905)	$333,648
Interest expense	5,192	18,467	3,867	5,215	32,741
Net interest income (loss)	54,227	237,428	15,372	(6,120)	300,907
Provision (credit) for credit losses	711	8,066	(30)	—	8,747
Net interest income (loss) after provision for credit losses	53,516	229,362	15,402	(6,120)	292,160
Non-interest income	21,915	9,819	2,475	8,917	43,126
Non-interest expense	19,792	27,241	(258)	125,118	171,893
Internal transfer expense (income)	19,862	71,207	14,632	(105,701)	—
Income (loss) before income taxes	$35,777	$140,733	$3,503	$(16,620)	$163,393
Return on average interest earning assets (pre-tax)	2.00%	2.21%	0.27%	N/A	1.72%

	Three Months Ended June 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,214,368	$24,826,832	$5,737,187	$—	$37,778,387

Interest income	$66,807	$255,152	$27,623	$(1,057)	$348,525
Interest expense	11,469	40,640	9,728	4,129	65,966
Net interest income (loss)	55,338	214,512	17,895	(5,186)	282,559
Provision for credit losses	3,106	38,009	41	—	41,156
Net interest income (loss) after provision for credit losses	52,232	176,503	17,854	(5,186)	241,403
Non-interest income	17,175	16,172	5,823	5,660	44,830
Non-interest expense	20,440	23,250	642	112,834	157,166
Internal transfer expense (income)	19,406	66,858	15,505	(101,769)	—
Income (loss) before income taxes	$29,561	$102,567	$7,530	$(10,591)	$129,067
Return on average interest earning assets (pre-tax)	1.64%	1.65%	0.52%	N/A	1.37%

	Six Months Ended June 30, 2021
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,099,973	$25,509,061	$5,039,222	$—	$37,648,256

Interest income	$120,264	$508,231	$38,748	$(1,797)	$665,446
Interest expense	11,607	41,702	8,238	10,325	71,872
Net interest income (loss)	108,657	466,529	30,510	(12,122)	593,574
(Credit) provision for credit losses	(1,924)	19,715	(388)	—	17,403
Net interest income (loss) after provision for credit losses	110,581	446,814	30,898	(12,122)	576,171
Non-interest income	35,600	17,533	4,806	16,420	74,359
Non-interest expense	39,641	52,772	1,520	238,173	332,106
Internal transfer expense (income)	39,364	141,790	27,881	(209,035)	—
Income (loss) before income taxes	$67,176	$269,785	$6,303	$(24,840)	$318,424
Return on average interest earning assets (pre-tax)	1.89%	2.12%	0.25%	N/A	1.69%

	Six Months Ended June 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,215,756	$23,804,558	$5,205,918	$—	$36,226,232

Interest income	$135,062	$520,027	$59,392	$(2,163)	$712,318
Interest expense	31,169	102,826	22,488	7,937	164,420
Net interest income (loss)	103,893	417,201	36,904	(10,100)	547,898
Provision for credit losses	9,891	65,148	800	—	75,839
Net interest income (loss) after provision for credit losses	94,002	352,053	36,104	(10,100)	472,059
Non-interest income	31,852	31,771	8,965	13,639	86,227
Non-interest expense	40,311	47,408	1,029	224,074	312,822
Internal transfer expense (income)	39,741	131,054	28,680	(199,475)	—
Income (loss) before income taxes	$45,802	$205,362	$15,360	$(21,060)	$245,464
Return on average interest earning assets (pre-tax)	1.27%	1.73%	0.59%	N/A	1.36%
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
•failure to obtain shareholder or regulatory approval for the acquisition of The Westchester Bank Holding Corporation (Westchester) on the anticipated terms and within the anticipated timeframe;
•the inability to realize expected cost savings and synergies from the Westchester acquisition in amounts or in the timeframe anticipated;
•costs or difficulties relating to Westchester integration matters might be greater than expected;
•the inability to retain customers and qualified employees of Westchester;
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
•cyber-attacks, ransomware attacks, computer viruses or other malware that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems;
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
A detailed discussion of factors that could affect our results is included in our SEC filings, including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1A of this Quarterly Report.
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. At June 30, 2021, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2020.
New Authoritative Accounting Guidance

See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At June 30, 2021, Valley had consolidated total assets of approximately $41.3 billion, total net loans of $32.1 billion, total deposits of $33.2 billion and total shareholders’ equity of $4.7 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, Florida and Alabama. Of our current 226 branch network, 58 percent, 17 percent, 18 percent and 7 percent of the branches are in New Jersey, New York, Florida and Alabama, respectively. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years primarily through bank acquisitions.

The Westchester Bank Holding Corporation. On June 29, 2021, Valley announced that it will acquire The Westchester Bank Holding Corporation (“Westchester”) and its principal subsidiary, The Westchester Bank which is headquartered in White Plains, New York. Westchester has approximately $1.3 billion in assets, $908 million in loans, $1.1 billion in deposits, and maintains a seven branch network that will provide Valley with a physical footprint and additional commercial lending expertise in the demographically attractive Westchester County, New York market. The acquisition is expected to close in the fourth quarter 2021, subject to standard regulatory approvals, approval of Westchester stockholders, as well as other customary conditions. See Note 1 to the consolidated financial statements for additional information.

Impact of COVID-19. Broad based public vaccination rollouts, government stimulus, continued business re-openings and increased consumer activity (as social restrictions have eased) led to a sharp rebound in economic activity during the second quarter 2021. However, there are substantial variations in the pace of recovery across and within corporate sectors, and certain industries remain vulnerable to a loss of the economic momentum due to labor shortages and other factors. In addition, the potential rise of Delta variant cases may threaten to undermine the economic recovery.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act and additional legislation that followed including the Consolidated Appropriations Act and the American Rescue Plan Act of 2021 provided funding for the SBA's Paycheck Protection Program (PPP) and established rules for qualifying borrowers to receive loan forgiveness by the SBA under this program. Valley extended a total of $3.2 billion PPP loans under the program, of which $1.8 billion of these loans have received forgiveness from the SBA, including $1.0 billion during the second quarter 2021. As of June 30, 2021, we had approximately $1.4 billion of PPP loans still outstanding.

In response to the COVID-19 pandemic and its economic impact on certain customers and in accordance with provisions set forth by the CARES Act, Valley implemented short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. As of June 30, 2021, Valley had $142 million of outstanding loans remaining in their payment deferral period under short-term modifications representing approximately 0.4 percent of our total loan portfolio at June 30, 2021 as compared to $361 million, or 1.1 percent of total loans at December 31, 2020.

We continue to monitor the impact of COVID-19 closely, including its impact on our employees, customers, communities and results of operations, as well as any effects that may result from the CARES Act, Appropriations Act and other government stimulus or Federal Reserve actions. However, the extent to which the COVID-19 pandemic will impact our operations and financial results during the second half of 2021 and beyond is highly uncertain. See the "Operating Environment" section of MD&A for more details.

We continue to closely monitor local conditions in the areas we serve and will take actions as circumstances warrant, which may necessitate certain branches or other office closures and reduced lobby services. The majority of our non-customer facing employees have returned to our offices in July 2021 with flexible hybrid work schedules. We continue to follow proper protocols designed to ensure safety of our employees and customers.

Quarterly Results. Net income for the second quarter 2021 was $120.5 million, or $0.29 per diluted common share, compared to $95.6 million, or $0.23 per diluted common share, for the second quarter 2020. The $24.9 million increase in quarterly net income as compared to the same quarter one year ago was largely due to:

•an $18.3 million increase in net interest income mainly due to (i) lower rates on our deposit products combined with a continued customer shift to deposits without stated maturities, (ii) continued run-off of higher cost time deposits, (iii) the prepayment of $534 million of long-term FHLB advances with a combined weighted average interest rate of 2.48 percent in December 2020, and (iv) interest and fee income from PPP loans and other organic loan growth; and

•a $32.4 million decrease in our provision for credit losses mainly due to the improved economic forecast component of the reserve as compared to June 30, 2020,

partially offset by:

•a $1.7 million decrease in non-interest income due to the combination of lower commercial loan customer swap fees and BOLI income, partially offset by moderate increases in other fee categories;

•a $14.7 million increase in non-interest expense due to higher salary and employee benefits expenses and an $8.4 million loss on the early extinguishment of debt in June 2021; and

•a $9.4 million increase in income tax expense mainly due to the increase in income before income taxes.

See the “Net Interest Income”, “Non-Interest Income”, “Non-Interest Expense”, and “Income Taxes” sections below for more details on the items above impacting our second quarter 2021 results.

Operating Environment. During the second quarter 2021, real gross domestic product expanded 6.5 percent as compared to 6.3 percent growth in the first quarter of the year. The acceleration in growth was driven primarily by personal consumption, particularly for services. Residential investment was lower and inventory restocking continued to drag on overall activity, driven in part by supply chain constraints. Although economic activity has rebounded from the sharp recession in the first half of 2020, the pace of growth is likely to moderate through the remainder of 2021.

The Federal Reserve continued to maintain its stance on monetary policy. At the July meeting, the Federal Open Market Committee maintained the target range for the federal funds rate between zero and 0.25 percent. Additionally, the Committee maintained several programs, including purchasing Treasury and mortgage-backed securities to support the flow of credit to households and businesses in order to promote its maximum employment and price stability goals.

The 10-year U.S. Treasury note yield ended the second quarter at 1.45 percent, 29 basis points lower as compared with March 31, 2021. The spread between the 2- and 10-year U.S. Treasury note yields ended the second quarter 2021 at 1.20 percent, 38 basis points narrower as compared to the end of the first quarter 2021 and 70 basis points wider as compared to June 30, 2020.

For all commercial banks in the U.S., loans and leases increased approximately 0.1 percent in the second quarter 2021 as compared to the previous quarter. For the industry, the trend for loans secured by multifamily residential structures persisted and banks continued to relax lending standards which drove demand to its highest level in over a year. However, the picture for other types of commercial lending remained mixed. During the quarter, lending standards in the industry were relaxed for these products, but this did not influence increased demand.

In the second quarter 2021, Valley's originations increased from commercial real estate loans, residential mortgage and automobile lending. We witnessed stronger origination pipeline for commercial real estate loans across our market areas. However, should loan demand weaken or the expected recovery from the COVID-19 pandemic in Valley's primary markets be prolonged, our business operations and results could be adversely impacted, as highlighted elsewhere in this MD&A.

Loans. Total loans decreased $229.0 million to $32.5 billion at June 30, 2021 from March 31, 2021 due to a $1.0 billion decrease in PPP loans within the commercial and industrial loan category. Offsetting this impact, our non-PPP loan portfolio increased $785.0 million, or 10.4 percent on an annualized basis, to $31.1 billion at June 30, 2021 from $30.3 billion at March 31, 2021. The increase in non-PPP loans was largely driven by increases of $588.5 million, $166.5 million and $86.4 million in the commercial real estate, residential mortgage and auto loan categories, respectively. Additionally, our second quarter 2021 new and refinanced loan originations included approximately $254 million of residential mortgage loans originated for sale. Net gains on sales of residential loans were $10.1 million and $3.5 million in the second quarter 2021 and first quarter 2021, respectively. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Total non-performing assets (NPAs), consisting of non-accrual loans, other real estate owned (OREO), and other repossessed assets increased $16.1 million to $226.6 million at June 30, 2021 as compared to

March 31, 2021. Non-accrual loans increased $16.0 million to $220.0 million at June 30, 2021 as compared to March 31, 2021 mainly due to a $17.6 million increase in non-accrual construction loans almost entirely related to one borrower relationship with $3.0 million of related allowance reserves as of June 30, 2021. Non-accrual loans represented 0.68 percent of total loans at June 30, 2021, as compared to 0.62 percent at March 31, 2021.
Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) increased $27.5 million to $80.2 million, or 0.25 percent of total loans, at June 30, 2021 as compared to $52.8 million, or 0.16 percent of total loans, at March 31, 2021 driven by a $36.8 million increase in the commercial real estate loan delinquencies, partially offset by an improvement in the early stage delinquencies in the residential mortgage loan category. See further details in the "Non-performing Assets" section below.
Deposits and Other Borrowings. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 32 percent, 54 percent and 14 percent of total deposits as of June 30, 2021, respectively. Overall, average deposits increased by $887.9 million to $32.7 billion for the second quarter 2021 as compared to the first quarter 2021. Our mix of the deposit categories within total average deposits for the second quarter 2021 as compared to the first quarter 2021 experienced a continued shift of maturing time deposits and a consumer preference to non-maturity deposit accounts due to the low level of interest rates.
Actual ending balances for deposits increased $609.6 million to approximately $33.2 billion at June 30, 2021 from March 31, 2021 largely due to increases of $1.3 billion and $475.9 million in the non-maturity interest bearing deposit and non-interest bearing deposit categories, respectively, partially offset by a $1.1 billion decrease in time deposits. The decrease in time deposits was driven by normal run-off of maturing retail and brokered CDs with some continued migration of retail balances to more liquid deposit product categories. Total brokered deposits (consisting of both time and money market deposit accounts) decreased approximately $321 million to $2.0 billion at June 30, 2021 as compared to $2.3 billion at March 31, 2021. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 32 percent, 55 percent and 13 percent of total deposits as of June 30, 2021, respectively. While we believe the current operating environment will likely continue to be favorable for Valley’s deposit gathering initiatives, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at June 30, 2021.
Average short-term borrowings decreased $294.7 million to $873.9 million for the second quarter 2021 as compared to the first quarter 2021 due to debt maturities funded with excess cash liquidity from increased deposits. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) decreased by $122.4 million to $2.2 billion for the second quarter 2021 as compared to the first quarter 2021, partly due to Valley's redemption of $60 million of callable 6.25 percent subordinated notes on April 1, 2021 and other normal repayments of maturing FHLB borrowings.
Actual ending balances for short-term borrowings decreased by $230.3 million to $854.4 million at June 30, 2021 as compared to March 31, 2021 due to repayments of FHLB borrowings. Long-term borrowings decreased by $357.2 million to $1.9 billion at June 30, 2021 as compared to March 31, 2021 mainly due to the combination the prepayment of approximately $248 million of long-term FHLB advances in June 2021, the aforementioned redemption of $60 million in subordinated notes and other normal repayments of maturing FHLB advances, partially offset by the issuance of $300 million of 3.00 percent subordinated notes. See Note 9 to the consolidated financial statements for additional information.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Return on average assets	1.17%	0.92%	1.15%	0.92%
Return on average assets, as adjusted	1.23	0.93	1.18	0.93

Return on average shareholders’ equity	10.24	8.54	10.10	8.23
Return on average shareholders’ equity, as adjusted	10.76	8.57	10.37	8.29

Return on average tangible shareholders’ equity (ROATE)	14.79	12.66	14.64	12.26
ROATE, as adjusted	15.54	12.70	15.03	12.34

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

Adjusted net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income, as reported	$120,512	$95,601	$236,222	$182,869
Add: Loss on extinguishment of debt (net of tax)	6,024	—	6,024	—
Add: Losses on available for sale and held to maturity securities transactions (net of tax) (a)	81	29	166	58
Add: Merger related expenses (net of tax) (b)	—	263	—	1,199
Net income, as adjusted	$126,617	$95,893	$242,412	$184,126

(a)    Included in gains on securities transactions, net within other non-interest income.
(b)    Merger related expenses are primarily within professional and legal fees, and other non-interest expense.

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

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Net income, as adjusted	$126,617	$95,893	$242,412	$184,126
Average assets	$41,161,459	$41,429,725	$40,967,174	$39,773,288
Annualized return on average assets, as adjusted	1.23%	0.93%	1.18%	0.93%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Net income, as adjusted	$126,617	$95,893	$242,412	$184,126
Average shareholders' equity	$4,708,797	$4,477,446	$4,677,273	$4,443,016
Annualized return on average shareholders' equity, as adjusted	10.76%	8.57%	10.37%	8.29%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Net income	$120,512	$95,601	$236,222	$182,869
Net income, as adjusted	126,617	95,893	$242,412	$184,126
Average shareholders’ equity	$4,708,797	$4,477,446	$4,677,273	$4,443,016
Less: Average goodwill and other intangible assets	1,449,388	1,456,781	1,450,562	1,458,885
Average tangible shareholders’ equity	$3,259,409	$3,020,665	$3,226,711	$2,984,131
Annualized ROATE	14.79%	12.66%	14.64%	12.26%
Annualized ROATE, as adjusted	15.54%	12.70%	15.03%	12.34%

Valley Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets, less interest expense on interest bearing liabilities, and represents the main source of income for Valley.

Net interest income on a tax equivalent basis totaling $301.8 million for the second quarter 2021 increased $8.2 million and $18.2 million as compared to the first quarter 2021 and second quarter 2020, respectively. The increase as compared to the first quarter 2021 was mainly due to (i) continued run-off of higher cost time deposits and some account balance migration to lower cost deposits without stated maturities, (ii) repayment of FHLB advances upon their maturity, (iii) the redemption of $60 million of callable 6.25 percent subordinated notes on April 1, 2021 and (iv) a slightly higher yield on the PPP loan portfolio due to the accelerated recognition of unearned loan fees for loans forgiven during the second quarter 2021. Interest expense of $32.7 million for the second quarter 2021 decreased $6.4 million as compared to the first quarter 2021 as we continue to reduce our cost of funding in the low rate environment. Interest income on a tax equivalent basis in the second quarter 2021 increased by $1.8 million to $334.5 million as compared to the first quarter 2021 mainly due to moderately higher earned fees on our loan portfolio driven by the accelerated recognition of unearned PPP loan fees, partially offset by lower yields on our investment securities portfolio.

Average interest earning assets increased $129.0 million to $37.9 billion for the second quarter 2021 as compared to the second quarter 2020 primarily due to organic loan growth, including PPP loans, over the 12-month period, partially offset by principal repayments on residential mortgage-backed securities and lower overall reinvestment in our investment securities portfolio. As compared to the first quarter 2021, average interest earning assets increased by $521.2 million from $37.4 billion, mostly driven by higher levels of excess liquidity held in overnight investments with banks caused by the surge in customer deposit balances and fluctuations in timing of loan and investment funding.

Average interest bearing liabilities decreased $2.0 billion to $25.5 billion for the second quarter 2021 as compared to the second quarter 2020 primarily due to the repayments of overnight and other short-term borrowings, repayments of long-term FHLB advances and the redemption of $60 million in callable subordinated debt. As compared to the first quarter 2021, average interest bearing liabilities decreased by $484.7 million in the second quarter 2021 mainly due to the continued repayments of short-term and long-term borrowings and redemption of $60 million in subordinated debt, partially offset by the surge in customer deposits, as well as some growth in relatively new deposit initiatives, including our marijuana related business (MRB) with a few large state licensed customers in our primary markets. Total average deposits increased $887.9 million to $32.7 billion for the second quarter 2021 as compared to the first quarter 2021. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.

Our net interest margin on a tax equivalent basis of 3.18 percent for the second quarter 2021 increased by 4 basis points and 18 basis points from 3.14 percent and 3.00 percent for the first quarter 2021 and second quarter 2020, respectively. The yield on average interest earning assets decreased by 3 basis points on a linked quarter basis, mostly due to the lower yield on our investment securities portfolio, a higher mix of excess cash liquidity held in low yielding overnight investments, partially offset by the positive impact of one more day during the second quarter 2021 as compared to first quarter 2021. The yield on average loans increased by 2 basis points to 3.87 percent for the second quarter 2021 as compared to the first quarter 2021 partially due to the accelerated recognition of unearned PPP loan fees during the second quarter 2021. The overall cost of average interest bearing liabilities decreased 9 basis points to 0.51 percent for the second quarter 2021 as compared to the linked first quarter 2021 and was largely due to continued runoff of time deposits and the customer shift to lower cost deposits without stated maturities. Additionally, the net interest margin benefited from a 7 basis point decrease in the average cost of short-term borrowings driven by our greater reliance on funding from deposits and the repayment of FHLB advances during the second quarter 2021. Our cost of total average deposits was 0.21 percent for the second quarter 2021 as compared to 0.28 percent for the first quarter 2021.

Looking forward, we expect moderate ongoing interest rate pressures on our net interest margin for the second half of 2021 and beyond due to the low level of market rates and the potential negative impact on the overall yield on new and refinanced loan originations. However, we are also encouraged by the continued potential opportunity to repay or reprice stated maturity deposits and borrowings maturing at low costs during the remainder of 2021.

The following table reflects the components of net interest income for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2021			March 31, 2021			June 30, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$32,635,298	$315,339	3.87%	$32,582,479	$313,206	3.85%	$32,041,200	$321,883	4.02%
Taxable investments (3)	3,159,842	14,883	1.88	3,111,116	15,037	1.93	3,673,090	22,539	2.45
Tax-exempt investments (1)(3)	498,971	4,071	3.26	513,809	4,248	3.31	562,172	4,673	3.32
Interest bearing deposits with banks	1,613,303	235	0.06	1,178,815	224	0.08	1,501,925	411	0.11
Total interest earning assets	37,907,414	334,528	3.53	37,386,219	332,715	3.56	37,778,387	349,506	3.70
Allowance for credit losses	(350,388)			(347,262)			(284,184)
Cash and due from banks	335,083			312,882			424,625
Other assets	3,237,689			3,373,506			3,466,724
Unrealized gains on securities available for sale, net	31,661			45,386			44,173
Total assets	$41,161,459			$40,770,731			$41,429,725
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$17,784,985	$11,166	0.25%	$16,617,762	$11,125	0.27%	$13,715,162	$16,627	0.48%
Time deposits	4,609,778	6,279	0.54	5,844,524	11,093	0.76	8,585,782	29,857	1.39
Total interest bearing deposits	22,394,763	17,445	0.31	22,462,286	22,218	0.40	22,300,944	46,484	0.83
Short-term borrowings	873,927	1,168	0.53	1,168,617	1,758	0.60	2,317,992	1,980	0.34
Long-term borrowings (4)	2,200,836	14,128	2.57	2,323,279	15,155	2.61	2,886,016	17,502	2.43
Total interest bearing liabilities	25,469,526	32,741	0.51	25,954,182	39,131	0.60	27,504,952	65,966	0.96
Non-interest bearing deposits	10,328,412			9,373,000			8,463,230
Other liabilities	654,724			798,149			984,097
Shareholders’ equity	4,708,797			4,645,400			4,477,446
Total liabilities and shareholders’ equity	$41,161,459			$40,770,731			$41,429,725
Net interest income/interest rate spread (5)		$301,787	3.02%		$293,584	2.96%		$283,540	2.74%
Tax equivalent adjustment		(880)			(917)			(981)
Net interest income, as reported		$300,907			$292,667			$282,559
Net interest margin (6)			3.18%			3.13%			2.99%
Tax equivalent effect			0.00			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.18%			3.14%			3.00%

The following table reflects the components of net interest income for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$32,609,034	$628,545	3.86%	$31,020,314	$654,951	4.22%
Taxable investments (3)	3,135,614	29,920	1.91	3,615,502	47,873	2.65
Tax-exempt investments (1)(3)	506,349	8,319	3.29	574,080	9,643	3.36
Interest bearing deposits with banks	1,397,259	459	0.07	1,016,336	1,876	0.37
Total interest earning assets	37,648,256	667,243	3.54	36,226,232	714,343	3.94
Allowance for credit losses	(348,834)			(270,430)
Cash and due from banks	324,044			331,800
Other assets	3,305,222			3,459,441
Unrealized gains (losses) on securities available for sale, net	38,486			26,245
Total assets	$40,967,174			$39,773,288
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$17,204,598	$22,291	0.26%	$13,477,273	$51,140	0.76%
Time deposits	5,223,740	17,372	0.67	8,741,858	72,671	1.66
Total interest bearing deposits	22,428,338	39,663	0.35	22,219,131	123,811	1.11
Short-term borrowings	1,020,458	2,926	0.57	1,820,346	6,687	0.73
Long-term borrowings (4)	2,261,719	29,283	2.59	2,830,533	33,922	2.40
Total interest bearing liabilities	25,710,515	71,872	0.56	26,870,010	164,420	1.22
Non-interest bearing deposits	9,853,345			7,578,666
Other liabilities	726,041			881,596
Shareholders’ equity	4,677,273			4,443,016
Total liabilities and shareholders’ equity	$40,967,174			$39,773,288
Net interest income/interest rate spread (5)		$595,371	2.98%		$549,923	2.72%
Tax equivalent adjustment		(1,797)			(2,025)
Net interest income, as reported		$593,574			$547,898
Net interest margin (6)			3.15%			3.02%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a fully tax equivalent basis (6)			3.16%			3.04%
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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2021 Compared to June 30, 2020			Six Months Ended June 30, 2021 Compared to June 30, 2020
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$5,894	$(12,438)	$(6,544)	$32,462	$(58,868)	$(26,406)
Taxable investments	(2,875)	(4,781)	(7,656)	(5,782)	(12,171)	(17,953)
Tax-exempt investments*	(517)	(85)	(602)	(1,117)	(207)	(1,324)
Interest bearing deposits with banks	29	(205)	(176)	522	(1,939)	(1,417)
Total increase (decrease) in interest income	2,531	(17,509)	(14,978)	26,085	(73,185)	(47,100)
Interest Expense:
Savings, NOW and money market deposits	4,028	(9,489)	(5,461)	11,389	(40,238)	(28,849)
Time deposits	(10,191)	(13,387)	(23,578)	(22,202)	(33,097)	(55,299)
Short-term borrowings	(1,599)	787	(812)	(2,508)	(1,253)	(3,761)
Long-term borrowings and junior subordinated debentures	(4,350)	976	(3,374)	(7,208)	2,569	(4,639)
Total decrease in interest expense	(12,112)	(21,113)	(33,225)	(20,529)	(72,019)	(92,548)
Total increase (decrease) in net interest income	$14,643	$3,604	$18,247	$46,614	$(1,166)	$45,448

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income

Non-interest income decreased $1.7 million and $11.9 million for the three and six months ended June 30, 2021 as compared to the same periods of 2020. The following table presents the components of non-interest income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Trust and investment services	$3,532	$2,826	$6,861	$6,239
Insurance commissions	2,637	1,659	4,195	3,610
Service charges on deposit accounts	5,083	3,557	10,186	9,237
Gains (losses) on securities transactions, net	375	(41)	476	(81)
Fees from loan servicing	3,187	2,227	6,086	4,975
Gains on sales of loans, net	10,061	8,337	13,574	12,887
Gains (losses) on sales of assets, net	232	(299)	36	(178)
Bank owned life insurance	2,475	5,823	4,806	8,965
Other	15,544	20,741	28,139	40,573
Total non-interest income	$43,126	$44,830	$74,359	$86,227

Service charges of deposits accounts increased by $1.5 million and $949 thousand for the three and six months ended June 30, 2021, respectively as compared to the same periods in 2020, which was mostly due to a decline in waived fees largely related to COVID-19 customer relief efforts during the second quarter 2020.

Net gains on sales of loans increased $1.7 million for the three months ended June 30, 2021 as compared to the second quarter 2020. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. The net decrease in the fair value of loans held for sale totaled $460 thousand for the three months ended June 30, 2021 as compared to a net increase of $3.2 million for the three months ended June 30, 2020. During the second quarter 2021, we sold approximately $326.2 million of residential mortgage loans as compared to $237.1 million during the second quarter 2020. See further discussion of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Bank owned life insurance income decreased $3.3 million and $4.2 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020 partly due to lower yields on the underlying fixed income investments held by insurance policies and periodic death benefits received in the second quarter 2020.

Other non-interest income decreased $5.2 million and $12.4 million for the three and six months ended June 30, 2021, respectively, mainly caused by lower fee income related to derivative interest rate swaps executed with commercial lending customers due to lower transaction volumes. Swap fee income totaled $7.6 million and $14.7 million for the three months ended June 30, 2021 and 2020, respectively, and $13.8 million and $28.9 million for the six months ended June 30, 2021 and 2020, respectively.

Non-Interest Expense

Non-interest expense increased $14.7 million and $19.3 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods of 2020. The following table presents the components of non-interest expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Salary and employee benefits expense	$91,095	$78,532	$179,198	$164,260
Net occupancy and equipment expense	32,451	33,217	64,710	65,658
FDIC insurance assessment	3,374	6,135	6,650	10,011
Amortization of other intangible assets	5,449	6,681	11,455	12,151
Professional and legal fees	7,486	7,797	13,758	13,884
Loss on extinguishment of debt	8,406	—	8,406	—
Amortization of tax credit investments	2,972	3,416	5,716	6,644
Telecommunications expense	2,732	2,866	5,892	5,153
Other	17,928	18,522	36,321	35,061
Total non-interest expense	$171,893	$157,166	$332,106	$312,822

Salary and employee benefits expense increased $12.6 million and $14.9 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods of 2020 primarily due to strategic increases in our headcount to enhance lending and operations, increased health insurance costs, and higher cash and stock-based incentive compensation accruals. The six months ended June 30, 2020 period included a special bonus expense of $1.8 million paid to hourly employees impacted by COVID-19 that was incurred in the first quarter 2020.

FDIC insurance assessment expense decreased $2.8 million and $3.4 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods of 2020 partially due to the Bank's improved capital position and overall risk profile.

Loss on extinguishment of debt totaled $8.4 million for the three and six months ended June 30, 2021 reflecting the prepayment of approximately $248 million of long-term FHLB advances during the second quarter 2021. The prepayments were funded by excess cash liquidity at the Bank. See Note 9 to the consolidated financial statements for additional information regarding our borrowed funds.

See Notes 8 and 13 to the consolidated financial statements for information regarding the amortization of other intangible assets and tax credit investments, respectively.

Efficiency Ratio
The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted primarily by the amortization of tax credit investments, as well as infrequent charges within non-interest income and expense, including, but not limited to loss on extinguishment of debt and merger related expenses.

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Total non-interest expense	$171,893	$157,166	$332,106	$312,822
Less: Loss on extinguishment of debt (pre-tax)	8,406	—	8,406	—
Less: Amortization of tax credit investments (pre-tax)	2,972	3,416	5,716	6,644
Less: Merger related expenses (pre-tax) (a)	—	366	—	1,668
Total non-interest expense, adjusted	$160,515	$153,384	$317,984	$304,510
Net interest income	$300,907	$282,559	$593,574	$547,898
Total non-interest income	43,126	44,830	74,359	86,227
Add: Losses on available for sale and held to maturity securities transactions, net (pre-tax) (b)	113	41	231	81
Total net interest income and non-interest income	$344,146	$327,430	$668,164	$634,206
Efficiency ratio	49.96%	48.01%	49.72%	49.33%
Efficiency ratio, adjusted	46.64%	46.84%	47.59%	48.01%

(a)    Merger related expenses are primarily within professional and legal fees, and other non-interest expense.
(b)    Included in gains on securities transactions, net within other non-interest income.
Income Taxes

Income tax expense totaled $42.9 million for the second quarter 2021 as compared to $39.3 million and $33.5 million for the first quarter 2021 and second quarter 2020, respectively, and $82.2 million and $62.6 million for the six months ended June 30, 2021 and 2020, respectively. Our effective tax rate was 26.2 percent, 25.4 percent and 25.9 percent for the second quarter 2021, first quarter 2021 and second quarter 2020, respectively. The increase in income tax expense as compared to the first quarter 2021 was mainly due to the increase in pre-tax income.

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

The following tables present the financial data for each business segment for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,150,137	$25,485,161	$5,272,116	$—	$37,907,414
Income (loss) before income taxes	35,777	140,733	3,503	(16,620)	163,393
Annualized return on average interest earning assets (before tax)	2.00%	2.21%	0.27%	N/A	1.72%

	Three Months Ended June 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,214,368	$24,826,832	$5,737,187	$—	$37,778,387
Income (loss) before income taxes	29,561	102,567	7,530	(10,591)	129,067
Annualized return on average interest earning assets (before tax)	1.64%	1.65%	0.52%	N/A	1.37%

See Note 14 to the consolidated financial statements for additional information.

Consumer Lending

This consumer lending segment represented 21.9 percent of our loan portfolio at June 30, 2021, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 13.0 percent of our loan portfolio at June 30, 2021) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 4.7 percent of total loans at June 30, 2021) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment decreased $64.2 million to $7.2 billion for the three months ended June 30, 2021 as compared to the second quarter 2020. The decrease was largely due to runoff from principal repayments with a higher percentage of new and refinanced mortgage loans originated for sale rather than held for investment over the last 12 month period. Automobile loan demand was also tempered during the onset of the COVID-19 pandemic before steadily strengthening since the fourth quarter 2020.

Income before income taxes generated by the consumer lending segment increased $6.2 million to $35.8 million for the second quarter 2021 as compared to the second quarter 2020 largely due to a $4.7 million increase in non-interest income coupled with a $2.4 million decrease in provision for loan losses, partially offset by $1.1 million decrease in the net interest income. The increase in non-interest income was partly due to a $1.7 million increase in net gains on sales of loans for the three months ended June 30, 2021, higher fee income from our wealth management division, and moderate increases in other fee categories as compared to the same period in 2020. The decrease in the provision for loan losses was mainly due to the improvement in the economic forecast component of the allowance for loan losses at June 30, 2021 as compared to June 30, 2020. See further details in the "Allowance for Credit Losses" section of this MD&A. The decrease in net interest income was largely driven by lower yields on new loans and the decline in average loan balances, partially offset by lower funding costs.

The net interest margin on the consumer lending portfolio decreased 2 basis points to 3.03 percent for the second quarter 2021 as compared to the second quarter 2020 mainly due to a 38 basis point decrease in the yield on average loans, partially offset by a 36 basis point decrease in the costs associated with our funding sources. The 38 basis point decrease in loan yield was due to lower yielding new and refinanced loan volumes. The decrease in our funding costs was largely due to continued runoff of time deposits and the customer shift to lower cost deposits without stated maturities and lower rates offered on deposit products. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $6.1 billion and represented 18.7 percent of the total loan portfolio at June 30, 2021. Commercial real estate loans and construction loans totaled $19.3 billion and represented 59.4 percent of the total loan portfolio at June 30, 2021.

Average interest earning assets in this segment increased approximately $658.3 million to $25.5 billion for the three months ended June 30, 2021 as compared to the second quarter 2020. The increase was mostly due to strong organic commercial real estate loan growth during the first half of 2021.

For the three months ended June 30, 2021, income before income taxes for the commercial lending segment increased $38.2 million to $140.7 million as compared to the second quarter 2020 mainly driven by a lower provision for credit losses coupled with and an increase in net interest income. The provision for loan losses decreased by $29.9 million mainly due to the improvement in the economic forecast component of the allowance for loan losses as compared to June 30, 2020. Net interest income for this segment increased $22.9 million to $237.4 million for the second quarter 2021 as compared to the same period in 2020 primarily due to lower funding costs and loan growth. The positive impact of the aforementioned items was partially offset by a decrease in non-interest income and higher internal transfer expense. Non-interest income decreased $6.4 million to $9.8 million for the three months ended June 30, 2021 as compared to the second quarter 2020 mainly due to a $7.1 million decrease in swap fee income related to derivative interest rate swaps executed with commercial loan customers. Internal transfer expense increased $4.3 million for the second quarter 2021 as compared to the second quarter 2020 partly due to general increases related to organic growth in our business.

The net interest margin for this segment increased 27 basis points to 3.73 percent for the second quarter 2021 as compared to the second quarter 2020 due to a 36 basis point decrease in the cost of our funding sources, which was partially offset by a 9 basis point decrease in the yield on average loans.
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

Average interest earning assets in this segment decreased $465.1 million during the second quarter 2021 as compared to the second quarter 2020 primarily due to a $576.4 million decrease in average investment securities partially offset by a $111.4 million increase in average interest bearing deposits with banks. The decrease in average investment securities was mainly driven by principal repayments on securities with lower reinvestment activity due to the low interest rate environment and funding of loan growth. The increase in overnight investments and deposits with other banks was largely due to our higher levels of excess liquidity during the second quarter 2021.

During the second quarter 2021, income before income taxes for the investment management segment decreased $4.0 million to $3.5 million as compared to the second quarter 2020 mostly due to decreases both in non-interest income and net interest income. Non-interest income decreased $3.3 million to $2.5 million in the second quarter 2021 as compared to the second quarter 2020 mainly due to lower bank owned life insurance income. The decrease in net interest income totaling $2.5 million was primarily due to accelerated repayments of higher yielding securities, higher amortization expense and the low yields on the increased overnight investment balances.

The net interest margin for this segment decreased 11 basis points to 1.17 percent for the second quarter 2021 as compared to the same quarter in 2020 largely due to a 47 basis point decrease in the yield on average investments, partially offset by a 36 basis point decrease in our cost of funding. The decrease in the yield on average investments as compared to the second quarter 2020 was largely driven by principal repayments on higher yielding residential mortgage-backed securities, acceleration of premium amortization expense related to the increased prepayment of mortgage-backed securities and purchases of lower yielding investment securities over the last 12 months.
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

The corporate segment recognized pre-tax losses of $16.6 million and $10.6 million for the three months ended June 30, 2021 and 2020, respectively. The increase in the pre-tax loss for the second quarter 2021 was mainly driven by the $12.3 million increase in non-interest expense partially due to a $8.4 million loss on extinguishment of debt during the three months ended June 30, 2021, partially offset by $3.3 million increase in non-interest income. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.

The following tables present the financial data for each business segment for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,099,973	$25,509,061	$5,039,222	$—	$37,648,256
Income (loss) before income taxes	67,176	269,785	6,303	(24,840)	318,424
Annualized return on average interest earning assets (before tax)	1.89%	2.12%	0.25%	N/A	1.69%

	Six Months Ended June 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,215,756	$23,804,558	$5,205,918	$—	$36,226,232
Income (loss) before income taxes	45,802	205,362	15,360	(21,060)	245,464
Annualized return on average interest earning assets (before tax)	1.27%	1.73%	0.59%	N/A	1.36%

Consumer Lending

Average interest earning assets in this segment decreased $115.8 million to $7.1 billion for the six months ended June 30, 2021 as compared to the same period in 2020. The decrease was largely due to runoff from principal repayments with a higher percentage of new and refinanced mortgage loans originated for sale rather than held for investment over the last 12 month period. Automobile loan demand was also tempered during the onset of the pandemic in early 2020 before steadily strengthening since the fourth quarter 2020.

Income before income taxes generated by the consumer lending segment increased $21.4 million to $67.2 million for the six months ended June 30, 2021 as compared to the same period in 2020 largely due to a lower provision for loan losses and increases in both, net interest income and non-interest income. The provision for loan losses decreased $11.8 million from a $9.9 million provision for the six months ended June 30, 2020 to a credit (negative) provision of $1.9 million for the corresponding period in 2021 mainly due to the improved economic forecast component of the allowance for loan losses as compared to June 30, 2020, as well as better actual loan performance within these loan categories. See further details in the "Allowance for Credit Losses" section of this MD&A. The net interest income and non-interest income increased $4.8 million and $3.7 million, respectively. The increase in net interest income was mainly driven by lower funding costs, which were partially offset by lower loan yields and average loans. The increase in non-interest income was largely attributable to higher net gains on sales of loans for the six months ended June 30, 2021 as compared to the same period in 2020.

The net interest margin on the consumer lending portfolio increased 18 basis points to 3.06 percent for the six months ended June 30, 2021 as compared to the same period one year ago mainly due to a 53 basis point decrease in the costs associated with our funding sources, partially offset by a 35 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly due to a greater mix of non-interest bearing deposits, deposits continuing to reprice at lower interest rates and the repayment of maturing higher cost borrowings. The 35 basis point decrease in loan yield was largely due to lower yielding new loan volumes and normal loan repayments.
Commercial Lending

Average interest earning assets in this segment increased $1.7 billion to $25.5 billion for the six months ended June 30, 2021 as compared to the same period in 2020. This increase was mainly due to PPP loans originations during the last 12 months, as well as organic commercial real estate loan growth during the first half of 2021.

For the six months ended June 30, 2021, income before income taxes for the commercial lending segment increased $64.4 million to $269.8 million as compared to the same period in 2020 mainly driven by an increase in net interest income and a lower provision for credit losses, partially offset by a decline in non-interest income. Net interest income increased $49.3 million to $466.5 million for the six months ended June 30, 2021 as compared to the same period in 2020 largely due to lower funding costs and the higher average commercial loan balances during the current period. The provision for credit losses decreased $45.4 million to $19.7 million during the six months ended June 30, 2021 as compared to $65.1 million for the same period in 2020. The decrease in the provision for loan losses was mainly due to an improvement in the economic forecast component of the allowance for loan losses and other qualitative factors related to the COVID-19 pandemic as compared to June 30, 2020. See the "Allowance for Credit Losses" section below for further details. The positive impact of the aforementioned items was partially offset by a $14.2 million decrease in non-interest income for the six months ended June 30, 2021 as compared to the same period in 2020 primarily due to a $15.1 million decrease in fee income related to derivative interest rate swaps executed with commercial loan customers. Internal transfer expense also increased $10.7 million to $141.8 million for the six months ended June 30, 2021 as compared to the same period in 2020.

The net interest margin for this segment increased 14 basis points to 3.65 percent for the six months ended June 30, 2021 as compared to the same period in 2020 due to a 53 basis point decrease in the cost of our funding sources, partially offset by a 39 basis point decrease in yield on average loans.
Investment Management

Average interest earning assets in this segment decreased $166.7 million during the six months ended June 30, 2021 as compared to the same period in 2020 largely due to a $547.6 million decrease in average investment securities partially offset by an increase of $380.9 million in average interest bearing deposits with banks. The decrease in average investment securities was mainly driven by principal repayments on securities with lower reinvestment activity due to the low interest rate environment and funding of loan growth. The increase in our excess liquidity held in overnight interest bearing deposits with banks was mainly caused by strong deposits growth over the 12-month period and management's lower rate of reinvestment in investment securities.

For the six months ended June 30, 2021, income before income taxes for the investment management segment decreased $9.1 million to $6.3 million as compared to the same period in 2020 mainly due to decreases in net interest income and non-interest income. The negative impact of these items was partially offset by a decline in the provision for credit losses for held to maturity debt securities from an $800 thousand provision for the six months ended June 30, 2020 to a credit of $388 thousand for the first half of 2021.

The net interest margin for this segment decreased 21 basis points to 1.21 percent for the six months ended June 30, 2021 as compared to the same period in 2020 largely due to a 74 basis point decrease in the yield on average investments, partially offset by a 53 basis point decrease in costs associated with our funding sources. The decrease in the yield on average investments as compared to the same period of 2020 was mainly due to repayment and prepayment of higher yield residential mortgage-backed securities, increased premium amortization and lower yielding new investments purchased over the last 12 months, and low yielding excess liquidity held in overnight investments.

Corporate and other adjustments

The pre-tax net loss for the corporate segment totaled $24.8 million for the six months ended June 30, 2021 as compared to $21.1 million for the same period in 2020. The negative change of $3.8 million was mainly due to an increase in non-interest expense, partially offset by higher internal transfer income. Non-interest expense increased $14.1 million to $238.2 million for the six months ended June 30, 2021 as compared to the same period in 2020 largely due to the $8.4 million loss on extinguishment of debt during the second quarter 2021 and increases in salaries and employee benefits expenses. See further details in the "Non-Interest Expense" section above. Internal transfer income increased $9.6 million to $209.0 million for the six months ended June 30, 2021 as compared to the same period in 2020.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2021. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of June 30, 2021. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2021. Although the size of Valley’s balance sheet is forecasted to remain static as of June 30, 2021 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter 2021. The model also utilizes an immediate parallel shift in market interest rates at June 30, 2021.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$73,064	6.21%
+100	35,915	3.05
–100	(43,188)	(3.67)
–200	(63,235)	(5.38)

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12 month period by 3.05 percent. Management believes the interest rate sensitivity remains within an acceptable tolerance range at June 30, 2021. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 110 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at June 30, 2021.

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

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities classified as trading and available for sale, loans held for sale, and from time to time, federal funds sold and receivables related to unsettled securities transactions. Total liquid assets were approximately $3.2 billion, representing 8.5 percent of earning assets at June 30, 2021 and $3.1 billion, representing 8.3 percent of earning assets at December 31, 2020. Of the $3.2 billion of liquid assets at June 30, 2021, approximately $736.2 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $758 million in principal payments from securities in the total investment portfolio over the next 12 month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at June 30, 2021) are projected in accordance with their scheduled contractual terms to be approximately $7.9 billion over the next 12 month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $29.4 billion and $25.8 billion for the six months ended June 30, 2021 and for the year ended December 31, 2020, respectively, representing 77.7 percent and 69.8 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous banks. While these lending lines are uncommitted, management believes that the Bank could borrow approximately $1.5 billion from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Additionally, Valley's collateral pledged to the FHLB may be used to obtain Municipal Letters of Credit (MULOC) to collateralize certain municipal deposits held by Valley. At June 30, 2021, Valley had $700 million of MULOCs outstanding for this purpose. Furthermore, we can obtain overnight borrowings from the Federal Reserve Bank of New York via the discount window as a contingency for additional liquidity. At June 30, 2021, our borrowing capacity (excluding added capacity available to us by pledging PPP loans) under the Federal Reserve Bank's discount window was $1.8 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) decreased approximately $293.6 million to $854.4 million at June 30, 2021 as compared to December 31, 2020 due to normal FHLB advance repayments.

Corporation Liquidity

Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our on-going asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures and subordinated notes. Valley's cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the Bank. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods up to five years, but not beyond the stated maturity dates, and subject to other conditions.

During the second quarter 2021, Valley redeemed $60 million of callable subordinated notes and issued $300 million of 3.00 percent subordinated notes. See Note 9 to the consolidated financial statements for additional information.
Investment Securities Portfolio

As of June 30, 2021, we had $33.9 million, $21.2 million, $1.1 billion and $2.5 billion in equity, trading debt, available for sale and held to maturity debt securities, respectively. Our trading securities portfolio wholly consists of investment grade municipal bonds. The equity securities portfolio is mainly comprised of a money market mutual fund and investments in public and private Community Reinvestment Act funds. Held to maturity and available for sale debt securities portfolios include of U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds. Among other securities, our available for sale debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, that may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers.

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

We have evaluated all available for sale debt securities that are in an unrealized loss position as of June 30, 2021 and determined that the declines in fair value are mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment charges during the three and six months ended June 30, 2021 and, as a result, there was no allowance for credit losses for available for sale debt securities at June 30, 2021.There was no allowance for credit losses for available for sale debt securities at December 31, 2020.
Held to maturity debt securities. Valley estimates the expected credit losses on held to maturity debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero loss expectation for certain securities within the held to maturity portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds, which are excluded from the model. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. Held to maturity debt securities were carried net of allowance for credit losses totaling $1.0 million and $1.4 million at June 30, 2021 and December 31, 2020, respectively. There were no net charge-offs of held to maturity debt securities for the three and six months ended June 30, 2021 and 2020.

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

The following table presents the held to maturity and available for sale debt securities portfolios by investment grades at June 30, 2021:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA Rated	$918,080	$27,103	$(1,220)	$943,963
AA Rated	28,753	506	(8)	29,251
A Rated	6,167	117	—	6,284
BBB Rated	29,322	921	—	30,243
Non-investment grade	4,995	36	—	5,031
Not rated	58,420	2,365	(19)	60,766
Total	$1,045,737	$31,048	$(1,247)	$1,075,538
Held to maturity investment grades: *
AAA Rated	$2,190,451	$33,965	$(11,668)	$2,212,748
AA Rated	165,565	4,943	(18)	170,490
A Rated	12,965	374	—	13,339
BBB Rated	8,000	529	—	8,529
Non-investment grade	5,613	—	(43)	5,570
Not rated	151,218	621	(5,996)	145,843
Total	$2,533,812	$40,432	$(17,725)	$2,556,519

*	Rated using external rating agencies. Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA rated category of the held to maturity debt securities (in the above table) are mainly related to residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae. The investment securities held to maturity portfolio included $151.2 million of investments not rated by the rating agencies with aggregate unrealized losses of $6.0 million at June 30, 2021 related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million.
See Note 6 to the consolidated financial statements for additional information regarding our investments securities portfolio.
Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	($ in thousands)
Loans
Commercial and industrial:
Commercial and industrial	$4,733,771	$4,784,017	$4,709,569	$4,625,880	$4,670,362
Commercial and industrial PPP loans	1,350,684	2,364,627	2,152,139	2,277,465	2,214,327
Total commercial and industrial *	6,084,455	7,148,644	6,861,708	6,903,345	6,884,689
Commercial real estate:
Commercial real estate	17,512,142	16,923,627	16,724,998	16,815,587	16,571,877
Construction	1,752,838	1,786,331	1,745,825	1,720,775	1,721,352
Total commercial real estate	19,264,980	18,709,958	18,470,823	18,536,362	18,293,229
Residential mortgage	4,226,975	4,060,492	4,183,743	4,284,595	4,405,147
Consumer:
Home equity	410,856	409,576	431,553	457,083	471,115
Automobile	1,531,262	1,444,883	1,355,955	1,341,659	1,369,489
Other consumer	938,926	912,863	913,330	892,542	890,942
Total consumer loans	2,881,044	2,767,322	2,700,838	2,691,284	2,731,546
Total loans*	$32,457,454	$32,686,416	$32,217,112	$32,415,586	$32,314,611
As a percent of total loans:
Commercial and industrial	18.7%	21.9%	21.3%	21.3%	21.3%
Commercial real estate	59.4	57.2	57.3	57.2	56.6
Residential mortgage	13.0	12.4	13.0	13.2	13.6
Consumer loans	8.9	8.5	8.4	8.3	8.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*     Includes net unearned discount and deferred loan fees of $86.1 million, $108.6 million, $95.8 million, $116.2 million, and $131.3 million at June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020, respectively. Net unearned discounts and deferred loan fees included $40.9 million, $57.2 million, $43.2 million, $54.4 million and $62.1 million of net unearned fees related to PPP loans at June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020, respectively.

Commercial and industrial loans decreased $1.1 billion, or 59.5 percent on an annualized basis, to $6.1 billion at June 30, 2021 as compared to March 31, 2021 mostly due to $1.0 billion of PPP loans that were forgiven (i.e., repaid) during the second quarter 2021. As of June 30, 2021, over 75 percent of the PPP loan balances from the first two rounds of our funding under the SBA program have been forgiven. Valley expects the majority of the remaining $1.4 billion of PPP loans on June 30, 2021 to qualify for forgiveness under the guidelines of the SBA program, which will impact our ability to grow the commercial and industrial loan portfolio. Non-PPP commercial and industrial loans modestly decreased by $50.2 million at June 30, 2021 as compared to March 31, 2021 as demand continues to be tempered by the uncertain sustainability of improving the economic recovery. The usage (i.e., outstanding balances) of commercial lines of credit by our existing borrowers also declined.

Commercial real estate loans (excluding construction loans) increased $588.5 million, or 13.9 percent on an annualized basis, to $17.5 billion at June 30, 2021 from March 31, 2021 reflecting solid organic growth due to a strong demand across our geographic footprint driven by low interest rates. Construction loans decreased $33.5 million to $1.8 billion at June 30, 2021 from March 31, 2021 partly due to the migration of completed construction projects to permanent loans.
Residential mortgage loans increased $166.5 million, or 16.4 percent on an annualized basis during the second quarter 2021 due to strong origination of new and refinanced residential mortgage loans totaling approximately $753.2 million for the second quarter 2021 as compared to $550.6 million and $494.2 million for the first quarter 2021 and second quarter 2020, respectively. Florida originations totaled $206 million and represented 27 percent of total originations. Of the total originations in the second quarter 2021, approximately $254 million of residential mortgage loans were originated for sale rather than held for investment. During the second quarter 2021, the non-conforming residential mortgages originations outpaced conforming loans resulting in a higher percentage of our production held for investment in the loan portfolio as compared the first quarter 2021. We sold approximately $326 million of residential mortgage loans originated for sale during the second quarter 2021 and may continue to sell a large portion of our new fixed rate residential mortgage loan originations during the third quarter 2021 based upon normal management of the interest rate risk and mix of the interest earning assets on our balance sheet.
Home equity loans increased by $1.3 million to $410.9 million at June 30, 2021 from March 31, 2021. New home equity loan volumes and customer usage of existing home equity lines of credit continue to be modest, despite the favorable low interest rate environment.
Automobile loans increased by $86.4 million, or 23.9 percent on an annualized basis, to $1.5 billion at June 30, 2021 as compared to March 31, 2021 due to strong consumer demand seen across the auto industry during the first half of 2021. We originated $251 million in auto loans through our dealership network during the second quarter 2021 as compared to $243 million in the first quarter 2021. Of the total originations our Florida dealership network contributed approximately $41 million in auto loan originations, representing approximately 16 percent of new loans, during the second quarter 2021. However, the strong auto loan originations experienced in the second quarter 2021 may be slowed during the second half of 2021 if inventory and auto part shortages remain problematic for the auto industry.
Other consumer loans increased $26.1 million to $938.9 million at June 30, 2021 as compared to $912.9 million at March 31, 2021 mainly due to higher new loan originations and consumer usage of collateralized personal lines of credit.
Most of our lending is in northern and central New Jersey, New York City, Long Island, Florida and Alabama, except for smaller auto and residential mortgage loan portfolios derived from other neighboring states of New Jersey. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
For the remainder of 2021, we remain cautiously optimistic about our non-PPP loan growth as the economic recovery continues and loan demand has largely returned to pre-pandemic levels. In the early stages of the third quarter 2021, we are encouraged that our loan origination pipelines remain robust as the economy begins to accelerate as the supply chain for many industries improves. During the second quarter 2021, approximately 45 percent of our commercial real estate loan growth came from Florida, which appears to be somewhat closer to pre-pandemic levels than our Northeast markets. However, there can be no assurance that those positive trends will continue, or balances will not decline from June 30, 2021 given the uncertainty associated with COVID-19 and other market conditions, including the recent increase in COVID-19 cases in certain jurisdictions primarily caused by the Delta variant and the potential for unforeseen changes in consumer confidence and the economy. We believe that many of our SBA PPP loans will continue to be forgiven in 2021 in accordance with the rules of this program resulting in further reduction in these loan balances.

Non-performing Assets

Non-performing assets (NPA) include non-accrual loans, other real estate owned (OREO), and other repossessed assets (which primarily consists of automobiles and taxi medallions) at June 30, 2021. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less estimated cost to sell. Our NPAs increased $16.1 million to $226.6 million at June 30, 2021 as compared to March 31, 2021 mainly due to a $16.0 million increase in non-accrual loans in the second quarter 2021. NPAs as a percentage of total loans and NPAs totaled 0.69 percent and 0.64 percent at June 30, 2021 and March 31, 2021, respectively (as shown in the table below). We believe our total NPAs has remained relatively low as a percentage of the total loan portfolio over the past 12 months, despite the uptick in non-accrual borrowers mainly caused by COVID-19 pandemic. The level of NPAs is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the "Credit quality indicators" section in Note 7 to the consolidated financial statements.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio . However, due to the potential for future credit deterioration caused by the uncertain path of the recovery from the COVID -19 pandemic and some of our borrowers that are still performing under forbearance agreements, management cannot provide assurance that our non-performing assets will not increase substantially from the levels reported at June 30, 2021.

The following table sets forth by loan category accruing past due and non-performing assets at the dates indicated in conjunction with our asset quality ratios:

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$3,867	$3,763	$6,393	$6,587	$6,206
Commercial real estate	40,524	11,655	35,030	26,038	13,912
Construction	—	—	315	142	—
Residential mortgage	8,479	16,004	17,717	22,528	35,263
Total Consumer	6,242	5,480	10,257	8,979	12,962
Total 30 to 59 days past due	59,112	36,902	69,712	64,274	68,343
60 to 89 days past due:
Commercial and industrial	1,361	1,768	2,252	3,954	4,178
Commercial real estate	11,451	5,455	1,326	610	1,543
Residential mortgage	1,608	2,233	10,351	3,760	4,169
Total Consumer	985	1,021	1,823	1,352	3,786
Total 60 to 89 days past due	15,405	10,477	15,752	9,676	13,676
90 or more days past due:
Commercial and industrial	2,351	2,515	9,107	6,759	5,220
Commercial real estate	1,948	—	993	1,538	—
Residential mortgage	956	2,472	3,170	891	3,812
Total Consumer	463	417	271	753	2,082
Total 90 or more days past due	5,718	5,404	13,541	9,941	11,114
Total accruing past due loans	$80,235	$52,783	$99,005	$83,891	$93,133
Non-accrual loans:
Commercial and industrial	$102,594	$108,988	$106,693	$115,667	$130,876
Commercial real estate	58,893	54,004	46,879	41,627	43,678
Construction	17,660	71	84	2,497	3,308
Residential mortgage	35,941	33,655	25,817	23,877	25,776
Total Consumer	4,924	7,292	5,809	7,441	6,947
Total non-accrual loans	220,012	204,010	185,282	191,109	210,585
Other real estate owned (OREO)	4,523	4,521	5,118	7,746	8,283
Other repossessed assets	2,060	1,857	3,342	3,988	3,920
Non-accrual debt securities	—	129	815	783	1,365
Total non-performing assets (NPAs)	$226,595	$210,517	$194,557	$203,626	$224,153
Performing troubled debt restructured loans	$64,080	$67,102	$57,367	$58,090	$53,936
Total non-accrual loans as a % of loans	0.68%	0.62%	0.58%	0.59%	0.65%
Total NPAs as a % of loans and NPAs	0.69	0.64	0.60	0.62	0.69
Total accruing past due and non-accrual loans as a % of loans	0.93	0.79	0.88	0.85	0.94
Allowance for loan losses as a % of non-accrual loans	154.23	168.07	183.64	170.08	147.03

Loans past due 30 to 59 days increased $22.2 million to $59.1 million at June 30, 2021 as compared to March 31, 2021. Commercial real estate loans past due 30 to 59 days increased $28.9 million to $40.5 million at June 30, 2021 as compared to March 31, 2021 largely due to three loans totaling $18.7 million related to borrowers negatively impacted by the COVID-19 pandemic. Offsetting this negative impact, the residential mortgage loan delinquencies decreased by $7.5 million to $8.5 million at June 30, 2021 as compared March 31, 2021 partly due to improved customer performance and results of our collection efforts during the second quarter 2021.

Loans past due 60 to 89 days increased $4.9 million to $15.4 million at June 30, 2021 as compared to March 31, 2021 mainly due to a $6.0 million increase in commercial real estate loan delinquencies. Commercial real estate loans in this delinquency category totaled $11.5 million at June 30, 2021 and largely reflected one $11.2 million loan negatively impacted by the COVID-19 pandemic.

Loans past due 90 days or more and still accruing interest totaled $5.7 million at June 30, 2021 as compared to $5.4 million at March 31, 2021. All of the loans past due 90 days or more and still accruing reported at June 30, 2021 are considered to be well secured and in the process of collection.

Non-accrual loans increased $16.0 million to $220.0 million at June 30, 2021 as compared to $204.0 million at March 31, 2021 almost entirely related to one construction borrower relationship with $3.0 million of related allowance reserves at June 30, 2021.

During second quarter 2021, we sold the majority of our Chicago taxi medallion loans for $4.5 million and charged-off $1.3 million of these loans to the reserve for credit losses for loans. We continue to closely monitor our non-performing New York City taxi medallion loans totaling $86.5 million and the remaining $721 thousand of the Chicago taxi medallion portfolio within the commercial and industrial loan category at June 30, 2021. Due to continued negative trends in estimated fair valuations of the underlying taxi medallion collateral, a weak operating environment for ride services and uncertain borrower performance, all of the taxi medallion loans are on non-accrual status. At June 30, 2021, taxi medallion loans totaling $87.2 million had related reserves of $58.6 million, or 67.2 percent of such loans, within the allowance for loan losses as compared to $93.8 million with related reserves of $63.2 million at March 31, 2021.

Potential further declines in the market valuation of taxi medallions and the stressed operating environment mainly within New York City due to the COVID-19 pandemic could also negatively impact the future performance of this portfolio. For example, a 25 percent further decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $6.4 million within the allowance for loan losses based upon taxi medallion loan balances at June 30, 2021. See the "Allowance for Credit Losses" section below for further details on our reserves.

OREO properties totaled $4.5 million at June 30, 2021 and remained relatively unchanged as compared to March 31, 2021. Net gains and losses from the sales of OREO properties totaled $300 thousand and $335 thousand for the three and six months ended June 30, 2021, respectively, and $274 thousand and $431 thousand for the three and six months ended June 30, 2020, respectively. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.0 million and $1.9 million at June 30, 2021 and December 31, 2020, respectively.

TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) decreased $3.0 million to $64.1 million at June 30, 2021 as compared to $67.1 million at March 31, 2021. Performing TDRs consisted of 93 loans at June 30, 2021. On an aggregate basis, the $64.1 million in performing TDRs at June 30, 2021 had a modified weighted average interest rate of approximately 4.31 percent as compared to a pre-modification weighted average interest rate of 4.54 percent.
Loan Forbearance. In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment, when requested by customers, all of which were insignificant. As of June 30, 2021, Valley had approximately $142 million of outstanding loans remaining in their payment deferral period under short-term modifications, as compared to $284 million of loans in deferral at March 31, 2021. Under the applicable guidance, none of these loans were classified as TDRs at June 30, 2021, March 31, 2021 and December 31, 2020.

The following table presents the outstanding loan balances and number of loans in an active payment deferral period under short-term modifications as of June 30, 2021:

	June 30, 2021
	Amount	Number of loans
	($ in thousands)
Commercial and industrial	$877	1
Commercial real estate	93,636	20
Residential mortgage	46,137	102
Consumer	1,317	58
Total	$141,967	181
Higher Risk COVID-19 Credit Exposures. Valley has identified certain borrower industries that may pose a higher risk of credit losses to us due to the negative impact of the COVID-19 pandemic. The following table presents non-PPP loans in the primary COVID-19 exposure industries at June 30, 2021:

	June 30, 2021
	Non-PPP loan balance	% of non-PPP loans

	($ in thousands)
Retail trade	$592,631	1.9%
Hotels and hospitality	503,837	1.6
Doctors and surgery	485,681	1.6
Restaurants and food service	317,460	1.0
Entertainment and recreation	221,775	0.7
Total	$2,121,384	6.8%
As of June 30, 2021, Valley had outstanding loans of approximately $2.1 billion, or 6.8 percent of total loans (excluding PPP loans), that were made to borrowers in these industries. There were no active deferrals in this category at June 30, 2021, as compared to $48.0 million, or 2.3 percent of total loans at March 31, 2021. As of June 30, 2021, approximately 86 percent of loans within the higher risk industries were pass-rated under Valley’s internal risk rating system as compared to 88 percent at March 31, 2021.
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
For the second quarter 2021, we continued to incorporate a probability weighted three-scenario economic forecast, including Moody's Baseline, S-3 and S-1 scenarios as compared to Moody's Baseline, S-3 and S-4 scenarios used at March 31, 2021. At June 30, 2021, Valley maintained its higher weighting to the Moody’s Baseline scenario and placed less emphasis on the Moody’s S-3 downside and S-1 upside scenario. The Baseline weighting and the incorporation of the S-1 scenario at June 30, 2021 reflects the positive economic developments including federal stimulus and increasing vaccination levels that are expected to lead to improved labor market conditions and stronger economic growth during the remainder of 2021. However, this positive outlook could still be tempered by continued COVID-19 hot spots in various locales, continued high unemployment rates in New York and New Jersey, and other factors.
The Moody's Baseline forecast carried the highest weighting in our three-scenario forecast and including the following assumptions at June 30, 2021:
•GDP expansion by over 6.7 percent in the third quarter 2021;
•Unemployment of 5.2 percent in the third quarter 2021 and improving to 3.5 percent by the second quarter 2023; and
•A U.S. economy poised for robust growth primarily due to a continued surge in consumer spending as the economy fully reopens.
See more details regarding our allowance for credit losses for loans in Note 7 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	($ in thousands)
Average loans outstanding	$32,635,298	$32,582,479	$32,041,200	$32,609,034	$31,020,314
Beginning balance - Allowance for credit losses for loans	354,313	351,354	293,361	351,354	164,604
Impact of ASU No. 2016-13 adoption on January 1, 2020 *	—	—	—	—	37,989
Allowance for purchased credit deteriorated (PCD) loans *	—	—	—	—	61,643
Beginning balance, adjusted	354,313	351,354	293,361	351,354	264,236
Loans charged-off:
Commercial and industrial	(10,893)	(7,142)	(14,024)	(18,035)	(17,384)
Commercial real estate	—	(382)	(27)	(382)	(71)
Residential mortgage	(1)	(138)	(5)	(139)	(341)
Total consumer	(1,480)	(1,138)	(2,601)	(2,618)	(5,166)
Total charge-offs	(12,374)	(8,800)	(16,657)	(21,174)	(22,962)
Charged-off loans recovered:
Commercial and industrial	678	1,589	799	2,267	1,368
Commercial real estate	665	65	31	730	104
Construction	—	4	20	4	40
Residential mortgage	191	157	545	348	595
Total consumer	1,474	930	509	2,404	1,303
Total recoveries	3,008	2,745	1,904	5,753	3,410
Net charge-offs	(9,366)	(6,055)	(14,753)	(15,421)	(19,552)
Provision charged for credit losses	8,777	9,014	41,115	17,791	75,039
Ending balance - Allowance for credit losses for loans	$353,724	$354,313	$319,723	$353,724	$319,723
Components of allowance for credit losses for loans:
Allowance for loan losses	$339,324	$342,880	$309,614	$339,324	$309,614
Allowance for unfunded credit commitments	14,400	11,433	10,109	14,400	10,109
Allowance for credit losses for loans	$353,724	$354,313	$319,723	$353,724	$319,723
Components of provision for credit losses for loans:
Provision for credit losses for loans	$5,810	$8,692	$41,025	$14,502	$74,876
Provision for unfunded credit commitments	2,967	322	90	3,289	163
Total provision for credit losses for loans	$8,777	$9,014	$41,115	$17,791	$75,039

Annualized ratio of net charge-offs to average loans outstanding	0.11%	0.07%	0.18%	0.09%	0.13%

*    The adjustment represents an increase in the allowance for credit losses for loans as a result of the adoption of ASU No. 2016-13 effective January 1, 2020.

Net loan charge-offs totaled $9.4 million for the second quarter 2021 as compared to $6.1 million and $14.8 million for the first quarter 2021 and second quarter 2020, respectively. The increase in net loan charge-offs for the second quarter 2021 was mainly due to an $8.0 million full charge-off of a commercial and industrial loan to an insurance carrier in bankruptcy. The partial gross charge-offs of taxi medallion loans totaled $1.4 million for the second quarter 2021 as compared to $3.3 million and $2.9 million for the first quarter 2021 and second quarter 2020, respectively. Gross charge-offs of taxi medallion loans for the second quarter 2021 were primarily related to partial charge-offs of Chicago taxi medallion loans sold from the loans held for investment portfolio during the period. The overall level of loan charge-offs (as presented in the above table) continues to trend within management's expectations for the credit quality of the loan portfolio.
The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2021		March 31, 2021		June 30, 2020
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans	$109,689	1.80%	$126,408	1.77%	$132,039	1.92%
Commercial real estate loans:
Commercial real estate	168,220	0.96	153,680	0.91	117,743	0.71
Construction	20,919	1.19	20,556	1.15	13,959	0.81
Total commercial real estate loans	189,139	0.98	174,236	0.93	131,702	0.72
Residential mortgage loans	25,303	0.60	27,172	0.67	29,630	0.67
Consumer loans:
Home equity	4,602	1.12	4,199	1.03	4,766	1.01
Auto and other consumer	10,591	0.43	10,865	0.46	11,477	0.51
Total consumer loans	15,193	0.53	15,064	0.54	16,243	0.59
Total allowance for loan losses	339,324	1.05	342,880	1.05	309,614	0.96
Allowance for unfunded credit commitments	14,400		11,433		10,109
Total allowance for credit losses for loans	$353,724		$354,313		$319,723
Allowance for credit losses for loans as a % loans		1.09%		1.08%		0.99%

The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments (including letters of credit), as a percentage of total loans was 1.09 percent, 1.08 percent and 0.99 percent at June 30, 2021, March 31, 2021 and June 30, 2020, respectively. During the second quarter 2021, we recorded a $8.8 million provision for credit losses as compared to $9.0 million and $41.1 million for the first quarter 2021 and the second quarter 2020, respectively. The provision in the second quarter 2021 reflects, among other factors, additional quantitative reserves related to certain segments of our commercial real estate portfolio and non-PPP loan growth, and the improvement in our economic forecast component of the reserve as compared to March 31, 2021. The $8.8 million second quarter 2021 provision also included a $3.0 million provision for unfunded credit commitments largely related to an increase of approximately $375 million in our unfunded construction loan commitments at June 30, 2021 as compared to March 31, 2021.
At June 30, 2021, the allowance allocations for credit losses as a percentage of total loans increased in most loan categories as compared to March 31, 2021. The allocated reserves as a percentage of commercial real estate loans increased 5 basis points mainly due to higher quantitative reserves for non-owner occupied loans, as well as loan growth within this category during the second quarter 2021. The allocated reserves as a percentage of commercial and industrial loans increased by 3 basis points mainly due to repayments (loan forgiveness) of PPP loans guaranteed by the SBA with no related allowance at June 30, 2021. The allowance for credit losses as a percentage of total non-PPP loans was 1.14 percent, 1.17 percent and 1.06 percent for the second quarter 2021, first quarter 2021 and second quarter 2020, respectively.
Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2021 and December 31, 2020, shareholders’ equity totaled approximately $4.7 billion and $4.6 billion, respectively, which represented 11.5 percent and 11.3 percent of total assets, respectively. During the six months ended June 30, 2021, total shareholders’ equity increased by $145.7 million primarily due to net income of $236.2 million and a $16.2 million increase attributable to the effect of our stock incentive plan. These positive changes were partially offset by cash dividends declared on common and preferred stock totaling a combined $96.7 million and an increase in other comprehensive loss of $10.0 million.
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

We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of June 30, 2021 and December 31, 2020, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).

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

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at June 30, 2021 and December 31, 2020:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2021
Total Risk-based Capital
Valley	$4,196,323	13.36%	$3,297,403	10.50%	N/A	N/A
Valley National Bank	4,237,436	13.48	3,299,948	10.50	$3,142,808	10.00%
Common Equity Tier 1 Capital
Valley	3,153,222	10.04	2,198,269	7.00	N/A	N/A
Valley National Bank	3,993,176	12.71	2,199,965	7.00	2,042,825	6.50
Tier 1 Risk-based Capital
Valley	3,368,063	10.73	2,669,326	8.50	N/A	N/A
Valley National Bank	3,393,176	12.71	2,671,387	8.50	2,514,246	8.00
Tier 1 Leverage Capital
Valley	3,368,063	8.49	1,586,715	4.00	N/A	N/A
Valley National Bank	3,993,176	10.07	1,586,790	4.00	1,983,487	5.00
As of December 31, 2020
Total Risk-based Capital
Valley	$3,802,223	12.64%	$3,159,019	10.50%	N/A	N/A
Valley National Bank	3,839,922	12.76	3,158,842	10.50	$3,008,421	10.00%
Common Equity Tier 1 Capital
Valley	2,991,085	9.94	2,106,013	7.00	N/A	N/A
Valley National Bank	3,607,625	11.99	2,105,894	7.00	1,955,473	6.50
Tier 1 Risk-based Capital
Valley	3,205,926	10.66	2,557,301	8.50	N/A	N/A
Valley National Bank	3,607,625	11.99	2,557,158	8.50	2,406,736	8.00
Tier 1 Leverage Capital
Valley	3,205,926	8.06	1,591,852	4.00	N/A	N/A
Valley National Bank	3,607,625	9.07	1,591,457	4.00	1,989,321	5.00

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	June 30, 2021	December 31, 2020
	($ in thousands, except for share data)
Common shares outstanding	406,083,790	403,858,998
Shareholders’ equity	$4,737,807	$4,592,120
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	1,447,965	1,452,891
Tangible common shareholders’ equity	$3,080,151	$2,929,538
Tangible book value per common share	$7.59	$7.25
Book value per common share	$11.15	$10.85
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 60.7 percent for the six months ended June 30, 2021 as compared to 52.7 percent for the year ended December 31, 2020.
Cash dividends declared amounted to $0.22 per common share for each of the six months ended June 30, 2021 and 2020. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2020 in the MD&A section - “Liquidity and Cash Requirements” and Notes 11 and 12 to the consolidated financial statements included in this report.

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

(b) Changes in internal controls over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

Valley has not experienced any material impact to its internal controls over financial reporting due to the fact that most of Valley’s employees responsible for financial reporting are working remotely during the COVID-19 pandemic. Valley is continually monitoring and assessing the impact of the COVID-19 pandemic on Valley’s internal controls over financial reporting to minimize the impact to their design and operating effectiveness.
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

The section titled Risk Factors in Part I, Item 1A of our 2020 Annual Report on Form 10-K includes a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity). The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2020 Annual Report on Form 10-K. Except as presented below, there have been no material changes to these risk factors.

Cyber-attacks could compromise our information or result in the data of our customers being improperly divulged or our systems being disrupted which could expose us to liability, losses and escalating operating costs.

Valley regularly collects, processes, transmits and stores confidential information regarding its customers, employees and others for whom it services loans. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on Valley’s behalf. Information security risks have increased because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, denial-of-service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. In addition, recently there have been well-publicized “ransomware” attacks against various U.S. companies with the intent to materially disrupt their computer network and services. Valley frequently experiences attempted cybersecurity attacks against its systems. In 2021, there was a breach by a threat actor of a legacy network from an acquired bank. The breach resulted in the unauthorized access of certain data stored on the legacy network. The legacy network was isolated from Valley’s network, which was not affected by the incident. There can be no assurances that Valley will not incur breaches of our systems or that of our vendors which may expose the data of our customers or disrupt our services, exposing us to significant damage, on-going operational costs and/or reputational harm.

Cyber risk exposure will remain elevated or increase in the future due to, among other things, the increasing size and prominence of Valley in the financial services industry, our expansion of Internet and mobile banking tools and new products based on customer needs, and the system and customer account conversions associated with the integration of merger targets. Successful attacks on any one of many our third-party service providers may adversely affect our business and result in the disclosure or misuse of our confidential information or that of our customers. There can be no assurance that we or our third-party service providers will not suffer a cyber-attack that exposes us to significant damages, operational costs, or reputational harm.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2021 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2021 to April 30, 2021	2,696	$13.80	—	4,112,465
May 1, 2021 to May 31, 2021	1,008	13.77	—	4,112,465
June 1, 2021 to June 30, 2021	9,636	14.31	—	4,112,465
Total	13,340	$14.17	—

(1)Represents repurchases made in connection with the vesting of employee restricted stock awards.
(2)On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended June 30, 2021.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report filed on August 7, 2020.
	(3.2)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 24, 2018.
(4)	Instruments Defining the Rights of Security Holders:
(4.1)
Base Indenture, dated May 28, 2021, by and between Valley National Bancorp and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on May 25, 2021.

(4.2)
First Supplemental Indenture, dated May 28, 2021, by and between Valley National Bancorp and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on May 25, 2021.

(10)	Material Contracts:
(10.1)
Underwriting Agreement, dated as of May 25, 2021, by and among Valley National Bancorp, Valley National Bank, Piper Sandler & Co. and BofA Securities, Inc., incorporated herein by reference to Exhibit 1.1 to the Registrant’s Form 8-K Current Report filed on May 25, 2021.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
August 6, 2021	Ira Robbins
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
August 6, 2021	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)