Form 10-Q
period 2021-09-30
VALLEY NATIONAL BANCORP
filed 2021-11-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 406,953,610 shares were outstanding as of November 5, 2021.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Cash and due from banks	$304,912	$257,845
Interest bearing deposits with banks	1,195,244	1,071,360
Investment securities:
Equity securities	36,068	29,378
Trading debt securities	4,797	—
Available for sale debt securities	1,208,277	1,339,473
Held to maturity debt securities (net of allowance for credit losses of $1,075 at September 30, 2021 and $1,428 at December 31, 2020)	2,583,328	2,171,583
Total investment securities	3,832,470	3,540,434
Loans held for sale, at fair value	157,084	301,427
Loans	32,606,814	32,217,112
Less: Allowance for loan losses	(342,527)	(340,243)
Net loans	32,264,287	31,876,869
Premises and equipment, net	319,763	319,797
Lease right of use assets	258,180	252,053
Bank owned life insurance	537,301	535,209
Accrued interest receivable	98,073	106,230
Goodwill	1,382,442	1,382,442
Other intangible assets, net	62,525	70,449
Other assets	865,726	971,961
Total Assets	$41,278,007	$40,686,076
Liabilities
Deposits:
Non-interest bearing	$10,789,237	$9,205,266
Interest bearing:
Savings, NOW and money market	18,883,085	16,015,658
Time	3,960,283	6,714,678
Total deposits	33,632,605	31,935,602
Short-term borrowings	783,346	1,147,958
Long-term borrowings	1,427,444	2,295,665
Junior subordinated debentures issued to capital trusts	56,326	56,065
Lease liabilities	282,034	276,675
Accrued expenses and other liabilities	273,754	381,991
Total Liabilities	36,455,509	36,093,956
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at September 30, 2021 and December 31, 2020)	111,590	111,590
Series B (4,000,000 shares issued at September 30, 2021 and December 31, 2020)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 407,317,006 shares at September 30, 2021 and 403,881,488 shares at December 31, 2020)	142,976	141,746
Surplus	3,672,467	3,637,468
Retained earnings	818,780	611,158
Accumulated other comprehensive loss	(21,375)	(7,718)
Treasury stock, at cost (3,342 common shares at September 30, 2021 and 22,490 common shares at December 31, 2020)	(41)	(225)
Total Shareholders’ Equity	4,822,498	4,592,120
Total Liabilities and Shareholders’ Equity	$41,278,007	$40,686,076
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income
Interest and fees on loans	$309,753	$315,788	$938,248	$970,739
Interest and dividends on investment securities:
Taxable	14,292	14,845	40,174	56,225
Tax-exempt	2,609	3,606	9,181	11,224
Dividends	1,505	2,684	5,543	9,177
Interest on federal funds sold and other short-term investments	642	420	1,101	2,296
Total interest income	328,801	337,343	994,247	1,049,661
Interest Expense
Interest on deposits:
Savings, NOW and money market	10,605	13,323	32,896	64,463
Time	4,394	19,028	21,766	91,699
Interest on short-term borrowings	1,464	2,588	4,390	9,275
Interest on long-term borrowings and junior subordinated debentures	11,312	19,318	40,595	53,240
Total interest expense	27,775	54,257	99,647	218,677
Net Interest Income	301,026	283,086	894,600	830,984
Provision (credit) for credit losses for held to maturity securities	35	(112)	(353)	688
Provision for credit losses for loans	3,496	31,020	21,287	106,059
Net Interest Income After Provision for Credit Losses	297,495	252,178	873,666	724,237
Non-Interest Income
Trust and investment services	3,550	3,068	10,411	9,307
Insurance commissions	1,610	1,816	5,805	5,426
Service charges on deposit accounts	5,428	3,952	15,614	13,189
Gains (losses) on securities transactions, net	787	(46)	1,263	(127)
Fees from loan servicing	2,894	2,551	8,980	7,526
Gains on sales of loans, net	6,442	13,366	20,016	26,253
Gains on sales of assets, net	344	894	380	716
Bank owned life insurance	2,018	(1,304)	6,824	7,661
Other	19,358	24,975	47,497	65,548
Total non-interest income	42,431	49,272	116,790	135,499
Non-Interest Expense
Salary and employee benefits expense	93,992	83,626	273,190	247,886
Net occupancy and equipment expense	32,402	31,116	97,112	96,774
FDIC insurance assessment	3,644	4,847	10,294	14,858
Amortization of other intangible assets	5,298	6,377	16,753	18,528
Professional and legal fees	13,492	8,762	27,250	22,646
Loss on extinguishment of debt	—	2,353	8,406	2,353
Amortization of tax credit investments	3,079	2,759	8,795	9,403
Telecommunication expense	2,615	2,094	8,507	7,247
Other	20,400	18,251	56,721	53,312
Total non-interest expense	174,922	160,185	507,028	473,007
Income Before Income Taxes	165,004	141,265	483,428	386,729
Income tax expense	42,424	38,891	124,626	101,486
Net Income	122,580	102,374	358,802	285,243
Dividends on preferred stock	3,172	3,172	9,516	9,516
Net Income Available to Common Shareholders	$119,408	$99,202	$349,286	$275,727

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (continued)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings Per Common Share:
Basic	$0.29	$0.25	$0.86	$0.68
Diluted	0.29	0.25	0.86	0.68
Cash Dividends Declared per Common Share	0.11	0.11	0.33	0.33
Weighted Average Number of Common Shares Outstanding:
Basic	406,824,160	403,833,469	405,986,114	403,714,701
Diluted	409,238,001	404,788,526	408,509,767	404,912,126
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$122,580	$102,374	$358,802	$285,243
Other comprehensive income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(3,953)	(1,262)	(15,860)	27,819
Less reclassification adjustment for net (gains) losses included in net income	(613)	36	(493)	94
Total	(4,566)	(1,226)	(16,353)	27,913
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(96)	83	(69)	(2,254)
Less reclassification adjustment for net losses included in net income	743	1,127	1,928	1,257
Total	647	1,210	1,859	(997)
Defined benefit pension plan
Amortization of actuarial net loss	279	171	837	515
Total other comprehensive (loss) income	(3,640)	155	(13,657)	27,431
Total comprehensive income	$118,940	$102,529	$345,145	$312,674
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2021

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2020	$209,691	403,859	$141,746	$3,637,468	$611,158	$(7,718)	$(225)	$4,592,120
Net income	—	—	—	—	115,710	—	—	115,710
Other comprehensive loss, net of tax	—	—	—	—	—	(9,287)	—	(9,287)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(45,281)	—	—	(45,281)
Effect of stock incentive plan, net	—	1,939	689	14,480	(5,764)	—	175	9,580
Balance - March 31, 2021	$209,691	405,798	142,435	$3,651,948	$672,651	$(17,005)	$(50)	$4,659,670
Net income	—	—	—	—	120,512	—	—	120,512
Other comprehensive loss, net of tax	—	—	—	—	—	(730)	—	(730)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(45,093)	—	—	(45,093)
Effect of stock incentive plan, net	—	286	115	6,688	(130)	—	(53)	6,620
Balance - June 30, 2021	$209,691	406,084	142,550	$3,658,636	$744,768	$(17,735)	$(103)	$4,737,807
Net income	—	—	—	—	122,580	—	—	122,580
Other comprehensive loss, net of tax	—	—	—	—	—	(3,640)	—	(3,640)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(45,228)	—	—	(45,228)
Effect of stock incentive plan, net	—	1,230	426	13,831	(168)	—	62	14,151
Balance - September 30, 2021	$209,691	407,314	142,976	$3,672,467	$818,780	$(21,375)	$(41)	$4,822,498

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited) (continued)

For the Nine Months Ended September 30, 2020

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2019	$209,691	403,278	$141,423	$3,622,208	$443,559	$(32,214)	$(479)	$4,384,188
Adjustment due to the adoption of ASU No. 2016-13	—	—	—	—	(28,187)	—	—	(28,187)
Balance - January 1, 2020	209,691	403,278	141,423	3,622,208	415,372	(32,214)	(479)	4,356,001
Net income	—	—	—	—	87,268	—	—	87,268
Other comprehensive income, net of tax	—	—	—	—	—	25,648	—	25,648
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(44,979)	—	—	(44,979)
Effect of stock incentive plan, net	—	466	190	1,828	(2,065)	—	279	232
Balance - March 31, 2020	$209,691	403,744	141,613	$3,624,036	$452,424	$(6,566)	$(200)	$4,420,998
Net income	—	—	—	—	95,601	—	—	95,601
Other comprehensive income, net of tax	—	—	—	—	—	1,628	—	1,628
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(44,750)	—	—	(44,750)
Effect of stock incentive plan, net	—	52	54	4,756	(592)	—	(35)	4,183
Balance - June 30, 2020	$209,691	403,796	$141,667	$3,628,792	$499,511	$(4,938)	$(235)	$4,474,488
Net income	—	—	—	—	102,374	—	—	102,374
Other comprehensive income, net of tax	—	—	—	—	—	155	—	155
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(44,770)	—	—	(44,770)
Effect of stock incentive plan, net	—	83	51	4,529	(117)	—	225	4,688
Balance - September 30, 2020	$209,691	403,879	$141,718	$3,633,321	$553,826	$(4,783)	$(10)	$4,533,763

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$358,802	$285,243
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,799	43,975
Stock-based compensation	15,852	12,001
Provision for credit losses	20,934	106,747
Net amortization of premiums and accretion of discounts on securities and borrowings	22,145	26,051
Amortization of other intangible assets	16,753	18,528
(Gains) losses on securities transactions, net	(1,263)	127
Proceeds from sales of loans held for sale	932,274	716,739
Gains on sales of loans, net	(20,016)	(26,253)
Originations of loans held for sale	(774,443)	(829,252)
Gains on sales of assets, net	(380)	(716)
Loss on extinguishment of debt	8,406	2,353
Net change in:
Trading debt securities	(4,797)	—
Cash surrender value of bank owned life insurance	(6,824)	(7,661)
Accrued interest receivable	8,157	(30,421)
Other assets	97,341	(420,572)
Accrued expenses and other liabilities	(130,698)	83,591
Net cash provided by (used in) operating activities	583,042	(19,520)
Cash flows from investing activities:
Net loan originations and purchases	(405,204)	(2,686,137)
Equity securities:
Purchases	(3,163)	(7,616)
Sales	1,227	27,867
Held to maturity debt securities:
Purchases	(1,062,202)	(381,606)
Maturities, calls and principal repayments	633,272	532,151
Available for sale debt securities:
Purchases	(367,866)	(306,071)
Sales	91,978	—
Maturities, calls and principal repayments	376,875	374,321
Death benefit proceeds from bank owned life insurance	3,850	14,062
Proceeds from sales of real estate property and equipment	4,982	16,136
Proceeds from sales of loans held for investment	4,498	30,020
Purchases of real estate property and equipment	(19,805)	(20,715)
Net cash used in investing activities	(741,558)	(2,407,588)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)
	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Net change in deposits	$1,697,003	$2,002,145
Net change in short-term borrowings	(364,612)	337,446
Proceeds from issuance of long-term borrowings, net	295,922	838,388
Repayments of long-term borrowings	(1,168,465)	(108,446)
Cash dividends paid to preferred shareholders	(9,516)	(9,516)
Cash dividends paid to common shareholders	(134,860)	(133,536)
Purchase of common shares to treasury	(699)	(4,972)
Common stock issued, net	15,199	2,074
Other, net	(505)	(451)
Net cash provided by financing activities	329,467	2,923,132
Net change in cash and cash equivalents	170,951	496,024
Cash and cash equivalents at beginning of year	1,329,205	434,687
Cash and cash equivalents at end of period	$1,500,156	$930,711

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$109,661	$229,987
Federal and state income taxes	148,674	108,302
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$141	$3,716
Transfer of loans to loans held for sale	—	30,020
Lease right of use assets obtained in exchange for operating lease liabilities	40,296	10,141
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at September 30, 2021 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
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
Note 2. Business Combinations
The Westchester Bank Holding Corporation. On June 29, 2021, Valley announced that it will acquire The Westchester Bank Holding Corporation (“Westchester”) and its principal subsidiary, The Westchester Bank which is headquartered in White Plains, New York. As of June 30, 2021, Westchester had total assets of $1.3 billion, total loans of $908 million, and total deposits of $1.1 billion. Westchester maintains a seven branch network in Westchester County, New York. The common shareholders of Westchester will receive 229.645 shares of Valley common stock for each Westchester share they own. Based on Valley’s closing stock price on June 28, 2021, Westchester’s stockholders will receive approximately $210 million in Valley common stock. Existing Westchester options will be cashed out for approximately $10 million in cash. Valley has received all the requisite regulatory approvals to complete the merger which is anticipated to close on December 1, 2021, pending the satisfaction of customary closing conditions.
Bank Leumi Le-Israel Corporation. On September 23, 2021, Valley announced that it will acquire Bank Leumi Le-Israel Corporation (“Leumi”), the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA (“Bank Leumi”). Bank Leumi maintains its headquarters in New York City and also has commercial banking offices in Chicago, Los Angeles, Palo Alto, and Aventura, Florida. As of June 30, 2021, Leumi had total assets of $8.4 billion, total deposits of $7.1 billion, and gross loans of $5.4 billion. The common stockholders of Leumi will receive 3.8025 shares of Valley common stock and $5.08 in cash (subject to specified adjustments) for each Leumi common share they own. Based on Valley’s closing stock price on September 22, 2021, the transaction is valued at an estimated $1.1 billion, inclusive of the value of options and upon completion of the acquisition, Leumi will own approximately 14 percent of Valley's common stock. The acquisition is expected to close in the first half of 2022, subject to standard regulatory approvals, approval of Valley shareholders, as well as other customary closing conditions.
Dudley Ventures. On October 8, 2021, Valley acquired Arizona-based Dudley Ventures (DV), an advisory firm specializing in the investment and management of tax credits. The transaction includes the acquisition of DV's community development entity, DV Community Investment, as well as DV Fund Advisors and DV Advisory Services. The transaction price included $11.3 million of cash at the closing date, fixed future stock consideration totaling $3.8 million, and contingent cash earn-out payments based upon revenue growth of the acquired entities over a five-year period.
Merger expenses related to the above acquisitions totaled $1.3 million for the three and nine months ended September 30, 2021 and primarily consisted of professional and legal fees.
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except for share data)
Net income available to common shareholders	$119,408	$99,202	$349,286	$275,727
Basic weighted average number of common shares outstanding	406,824,160	403,833,469	405,986,114	403,714,701
Plus: Common stock equivalents	2,413,841	955,057	2,523,653	1,197,425
Diluted weighted average number of common shares outstanding	409,238,001	404,788,526	408,509,767	404,912,126
Earnings per common share:
Basic	$0.29	$0.25	$0.86	$0.68
Diluted	0.29	0.25	0.86	0.68

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price per share of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with restricted stock units. Potential anti-dilutive weighted common shares were immaterial for the three and nine months ended September 30, 2021, respectively, as compared to 4.9 million and 2.2 million shares for the three and nine months ended September 30, 2020, respectively.

Note 4. Accumulated Other Comprehensive Loss
The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2021:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at June 30, 2021	$21,503	$(2,694)	$(36,544)	$(17,735)
Other comprehensive loss before reclassification	(3,953)	(96)	—	(4,049)
Amounts reclassified from other comprehensive (loss) income	(613)	743	279	409
Other comprehensive (loss) income, net	(4,566)	647	279	(3,640)
Balance at September 30, 2021	$16,937	$(2,047)	$(36,265)	$(21,375)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2020	$33,290	$(3,906)	$(37,102)	$(7,718)
Other comprehensive loss before reclassification	(15,860)	(69)	—	(15,929)
Amounts reclassified from other comprehensive (loss) income	(493)	1,928	837	2,272
Other comprehensive (loss) income, net	(16,353)	1,859	837	(13,657)
Balance at September 30, 2021	$16,937	$(2,047)	$(36,265)	$(21,375)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2021 and 2020:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Accumulated Other Comprehensive Loss	2021	2020	2021	2020	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	$825	$(46)	$663	$(127)	Gains (losses) on securities transactions, net
Tax effect	(212)	10	(170)	33
Total net of tax	613	(36)	493	(94)
Unrealized losses on derivatives (cash flow hedges) before tax	(1,044)	(1,586)	(2,708)	(1,763)	Interest expense
Tax effect	301	459	780	506
Total net of tax	(743)	(1,127)	(1,928)	(1,257)
Defined benefit pension plan:
Amortization of actuarial net loss	(388)	(234)	(1,163)	(699)	*
Tax effect	109	63	326	184
Total net of tax	(279)	(171)	(837)	(515)
Total reclassifications, net of tax	$(409)	$(1,334)	$(2,272)	$(1,866)

*	Amortization of actuarial net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.
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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2021 and December 31, 2020. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	September 30, 2021	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities (1)	$32,300	$20,890	$—	$—
Trading debt securities	4,797	—	4,797	—
Available for sale debt securities:
U.S. government agency securities	21,442	—	21,442	—
Obligations of states and political subdivisions	83,149	—	83,149	—
Residential mortgage-backed securities	992,828	—	992,828	—
Corporate and other debt securities	110,858	—	110,858	—
Total available for sale debt securities	1,208,277	—	1,208,277	—
Loans held for sale (2)	157,084	—	157,084	—
Other assets (3)	215,919	—	215,919	—
Total assets	$1,618,377	$20,890	$1,586,077	$—
Liabilities
Other liabilities (3)	$66,733	$—	$66,733	$—
Total liabilities	$66,733	$—	$66,733	$—
Non-recurring fair value measurements:
Collateral dependent loans	$68,162	$—	$—	$68,162
Foreclosed assets	2,037	—	—	2,037
Total	$70,199	$—	$—	$70,199

		Fair Value Measurements at Reporting Date Using:
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Includes equity securities measured at net asset value (NAV) per share (or its equivalent) as a practical expedient totaling $11.4 million and $7.8 million at September 30, 2021 and December 31, 2020, respectively. These securities have not been classified in the fair value hierarchy.
(2)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $152.4 million and $286.4 million at September 30, 2021 and December 31, 2020, respectively.
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

Equity securities. The fair value of equity securities consists of a publicly traded mutual fund, Community Reinvestment Act (CRA) investment fund and an investment related to the development of new financial technologies that are carried at quoted prices in active markets. Valley also has privately held CRA funds measured at NAV, which are excluded from fair value hierarchy levels in the tables above.

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

Available for sale debt securities. When applicable, U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third-party provider to ensure the highest level of significant inputs are derived from market observable data. In addition, Valley reviews the volume and level of activity for all available for sale securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume.

Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2021 and December 31, 2020 based on the short duration these assets were held, and the credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR, Overnight Index Swap and Secured Overnight Financing Rate (SOFR) curves for all cleared derivatives. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2021 and December 31, 2020), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2021 and December 31, 2020.

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

Collateral Dependent Loans. Collateral dependent loans are loans when foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At September 30, 2021, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. At September 30, 2021, collateral dependent loans with a total amortized cost of $136.1 million, including our taxi medallion loan portfolio, were reduced by specific allowance for loan losses allocations totaling $67.9 million to a reported total net carrying amount of $68.2 million.

Loan servicing rights. Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third-party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (discount rate), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2021, the fair value model used a blended prepayment speed (stated as constant prepayment rates) of 13.6 percent and a discount rate of 9.0 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. At September 30, 2021, there was no re-measurement of loan servicing rights at fair value. See Note 9 for additional information.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, an asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. The adjustments to the appraisals of foreclosed assets ranged from 0.6 percent to 4.6 percent at September 30, 2021.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2021 and December 31, 2020 were as follows:

	Fair Value Hierarchy	September 30, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$304,912	$304,912	$257,845	$257,845
Interest bearing deposits with banks	Level 1	1,195,244	1,195,244	1,071,360	1,071,360
Equity securities (1)	Level 3	3,768	3,768	2,999	2,999
Held to maturity debt securities:
U.S. Treasury securities	Level 1	67,716	72,898	68,126	75,484
U.S. government agency securities	Level 2	4,817	5,015	6,222	6,513
Obligations of states and political subdivisions	Level 2	353,406	360,903	470,259	484,506
Residential mortgage-backed securities	Level 2	2,072,700	2,076,597	1,550,306	1,589,655
Trust preferred securities	Level 2	37,014	31,507	37,348	30,033
Corporate and other debt securities	Level 2	48,750	49,391	40,750	41,421
Total held to maturity debt securities (2)		2,584,403	2,596,311	2,173,011	2,227,612
Net loans	Level 3	32,264,287	32,113,934	31,876,869	31,635,060
Accrued interest receivable	Level 1	98,073	98,073	106,230	106,230
Federal Reserve Bank and Federal Home Loan Bank stock (3)	Level 2	207,701	207,701	250,116	250,116
Financial liabilities
Deposits without stated maturities	Level 1	29,672,322	29,672,322	25,220,924	25,220,924
Deposits with stated maturities	Level 2	3,960,283	3,957,008	6,714,678	6,639,022
Short-term borrowings	Level 1	783,346	765,636	1,147,958	1,151,478
Long-term borrowings	Level 2	1,427,444	1,417,368	2,295,665	2,405,345
Junior subordinated debentures issued to capital trusts	Level 2	56,326	46,057	56,065	57,779
Accrued interest payable (4)	Level 1	8,824	8,824	18,839	18,839

(1)Represents equity securities without a readily determinable fair value measured at cost less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.

Note 7. Investment Securities

Equity Securities

Equity securities carried at fair value totaled $36.1 million and $29.4 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, Valley's equity securities consisted of one publicly traded mutual fund, CRA investments and to a lesser extent, equity investments related to the development of new financial technologies. Our CRA and other equity investments are a mixture of both publicly traded entities and privately held entities without readily determinable fair market values.

Trading Debt Securities

The fair value of trading securities, consisting of municipal bonds, totaled $4.8 million at September 30, 2021. We had no trading debt securities at December 31, 2020. Net trading gains and losses are included in net gains and losses on securities transactions within non-interest income. We recorded net trading losses of $2 thousand and net trading gains of $705 thousand for three and nine months ended September 30, 2021, respectively.

Available for Sale Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at September 30, 2021 and December 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2021
U.S. government agency securities	$20,408	$1,041	$(7)	$21,442
Obligations of states and political subdivisions:
Obligations of states and state agencies	29,752	239	(39)	29,952
Municipal bonds	53,186	440	(429)	53,197
Total obligations of states and political subdivisions	82,938	679	(468)	83,149
Residential mortgage-backed securities	973,543	21,761	(2,476)	992,828
Corporate and other debt securities	107,901	3,262	(305)	110,858
Total	$1,184,790	$26,743	$(3,256)	$1,208,277
December 31, 2020
U.S. Treasury securities	$50,031	$1,362	$—	$51,393
U.S. government agency securities	25,067	1,103	(13)	26,157
Obligations of states and political subdivisions:
Obligations of states and state agencies	40,861	970	(32)	41,799
Municipal bonds	37,489	731	(69)	38,151
Total obligations of states and political subdivisions	78,350	1,701	(101)	79,950
Residential mortgage-backed securities	1,050,369	40,426	(773)	1,090,022
Corporate and other debt securities	89,689	2,294	(32)	91,951
Total	$1,293,506	$46,886	$(919)	$1,339,473

The age of unrealized losses and fair value of the related available for sale debt securities at September 30, 2021 and December 31, 2020 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2021
U.S. government agency securities	$—	$—	$1,355	$(7)	$1,355	$(7)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,344	(39)	—	—	10,344	(39)
Municipal bonds	25,100	(429)	—	—	25,100	(429)
Total obligations of states and political subdivisions	35,444	(468)	—	—	35,444	(468)
Residential mortgage-backed securities	264,495	(2,138)	12,058	(338)	276,553	(2,476)
Corporate and other debt securities	19,175	(305)	—	—	19,175	(305)
Total	$319,114	$(2,911)	$13,413	$(345)	$332,527	$(3,256)
December 31, 2020
U.S. government agency securities	$—	$—	$1,479	$(13)	$1,479	$(13)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	1,010	(32)	1,010	(32)
Municipal bonds	6,777	(69)	—	—	6,777	(69)
Total obligations of states and political subdivisions	6,777	(69)	1,010	(32)	7,787	(101)
Residential mortgage-backed securities	41,418	(500)	27,911	(273)	69,329	(773)
Corporate and other debt securities	12,517	(32)	—	—	12,517	(32)
Total	$60,712	$(601)	$30,400	$(318)	$91,112	$(919)
Within the available for sale debt securities portfolio, the total number of security positions in an unrealized loss position was 111 and 58 at September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, the fair value of available for sale debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $547.5 million.
The contractual maturities of available for sale debt securities at September 30, 2021 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$10,183	$10,294
Due after one year through five years	31,000	31,750
Due after five years through ten years	84,781	87,587
Due after ten years	85,283	85,818
Residential mortgage-backed securities	973,543	992,828
Total	$1,184,790	$1,208,277

Actual maturities of available for sale debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 4.9 years at September 30, 2021.
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

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley has evaluated available for sale debt securities that are in an unrealized loss position as of September 30, 2021 included in the table above and has determined that the declines in fair value are mainly attributable to market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment during the three and nine months ended September 30, 2021 and 2020. There was no allowance for credit losses for available for sale debt securities at September 30, 2021 and December 31, 2020.

Held to Maturity Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at September 30, 2021 and December 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2021
U.S. Treasury securities	$67,716	$5,182	$—	$72,898
U.S. government agency securities	4,817	198	—	5,015
Obligations of states and political subdivisions:
Obligations of states and state agencies	161,929	3,866	(293)	165,502
Municipal bonds	191,477	4,066	(142)	195,401
Total obligations of states and political subdivisions	353,406	7,932	(435)	360,903
Residential mortgage-backed securities	2,072,700	21,898	(18,001)	2,076,597
Trust preferred securities	37,014	4	(5,511)	31,507
Corporate and other debt securities	48,750	650	(9)	49,391
Total	$2,584,403	$35,864	$(23,956)	$2,596,311
December 31, 2020
U.S. Treasury securities	$68,126	$7,358	$—	$75,484
U.S. government agency securities	6,222	291	—	6,513
Obligations of states and political subdivisions:
Obligations of states and state agencies	262,762	8,060	(105)	270,717
Municipal bonds	207,497	6,292	—	213,789
Total obligations of states and political subdivisions	470,259	14,352	(105)	484,506
Residential mortgage-backed securities	1,550,306	39,603	(254)	1,589,655
Trust preferred securities	37,348	50	(7,365)	30,033
Corporate and other debt securities	40,750	672	(1)	41,421
Total	$2,173,011	$62,326	$(7,725)	$2,227,612

The age of unrealized losses and fair value of related debt securities held to maturity at September 30, 2021 and December 31, 2020 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2021
Obligations of states and political subdivisions:
Obligations of states and state agencies	$10,541	$(218)	$5,519	$(75)	$16,060	$(293)
Municipal bonds	14,917	(142)	—	—	14,917	(142)
Total obligations of states and political subdivisions	25,458	(360)	5,519	(75)	30,977	(435)
Residential mortgage-backed securities	1,292,965	(17,978)	2,546	(23)	1,295,511	(18,001)
Trust preferred securities	—	—	30,503	(5,511)	30,503	(5,511)
Corporate and other debt securities	6,991	(9)	—	—	6,991	(9)
Total	$1,325,414	$(18,347)	$38,568	$(5,609)	$1,363,982	$(23,956)
December 31, 2020
Obligations of states and state agencies	$5,546	$(105)	$—	$—	$5,546	$(105)
Residential mortgage-backed securities	21,599	(245)	2,470	(9)	24,069	(254)
Trust preferred securities	—	—	28,630	(7,365)	28,630	(7,365)
Corporate and other debt securities	10,749	(1)	—	—	10,749	(1)
Total	$37,894	$(351)	$31,100	$(7,374)	$68,994	$(7,725)

Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 62 and 13 at September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $955.9 million.
The contractual maturities of investments in debt securities held to maturity at September 30, 2021 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$22,683	$22,845
Due after one year through five years	231,112	239,893
Due after five years through ten years	66,064	67,333
Due after ten years	191,844	189,643
Residential mortgage-backed securities	2,072,700	2,076,597
Total	$2,584,403	$2,596,311
Actual maturities of held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 5.9 years at September 30, 2021.

Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities through the use of the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at September 30, 2021 and December 31, 2020.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
September 30, 2021
U.S. Treasury securities	$67,716	$—	$—	$—	$67,716
U.S. government agency securities	4,817	—	—	—	4,817
Obligations of states and political subdivisions:
Obligations of states and state agencies	135,122	—	5,595	21,212	161,929
Municipal bonds	150,468	—	—	41,009	191,477
Total obligations of states and political subdivisions	285,590	—	5,595	62,221	353,406
Residential mortgage-backed securities	2,072,700	—	—	—	2,072,700
Trust preferred securities	—	—	—	37,014	37,014
Corporate and other debt securities	2,000	6,000	—	40,750	48,750
Total	$2,432,823	$6,000	$5,595	$139,985	$2,584,403
December 31, 2020
U.S. Treasury securities	$68,126	$—	$—	$—	$68,126
U.S. government agency securities	6,222	—	—	—	6,222
Obligations of states and political subdivisions:
Obligations of states and state agencies	228,286	—	5,650	28,826	262,762
Municipal bonds	166,408	—	—	41,089	207,497
Total obligations of states and political subdivisions	394,694	—	5,650	69,915	470,259
Residential mortgage-backed securities	1,550,306	—	—	—	1,550,306
Trust preferred securities	—	—	—	37,348	37,348
Corporate and other debt securities	—	5,000	—	35,750	40,750
Total	$2,019,348	$5,000	$5,650	$143,013	$2,173,011

Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At September 30, 2021, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the "non-rated" category included TEMS securities secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

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

At September 30, 2021, held to maturity debt securities were carried net of allowance for credit losses totaling $1.1 million and $1.4 million at September 30, 2021 and December 31, 2020, respectively. There were no net charge-offs of held to maturity debt securities for the three and nine months ended September 30, 2021 and 2020.

Note 8. Loans and Allowance for Credit Losses for Loans

The detail of the loan portfolio as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Loans:
Commercial and industrial:
Commercial and industrial	$4,761,227	$4,709,569
Commercial and industrial PPP loans *	874,033	2,152,139
Total commercial and industrial loans	5,635,260	6,861,708
Commercial real estate:
Commercial real estate	17,912,070	16,724,998
Construction	1,804,580	1,745,825
Total commercial real estate loans	19,716,650	18,470,823
Residential mortgage	4,332,422	4,183,743
Consumer:
Home equity	402,658	431,553
Automobile	1,563,698	1,355,955
Other consumer	956,126	913,330
Total consumer loans	2,922,482	2,700,838
Total loans	$32,606,814	$32,217,112

*Represents SBA Paycheck Protection Program (PPP) loans, net of unearned fees totaling $27.6 million and $43.2 million at September 30, 2021 and December 31, 2020, respectively.

Total loans includes net unearned discounts and deferred loan fees of $73.0 million and $95.8 million at September 30, 2021 and December 31, 2020, respectively. Net unearned discounts and deferred loan fees include the non-credit discount on purchased credit deterioration (PCD) loans and net unearned fees related to PPP loans at September 30, 2021 and December 31, 2020.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $83.4 million and $90.2 million at September 30, 2021 and December 31, 2020, respectively, and is presented separately in the consolidated statements of financial condition.

Valley transferred and sold approximately $30.0 million of residential mortgage loans from the loan portfolio to loans held for sale during the nine months ended September 30, 2020. Excluding the loan transfers, there were no other material sales of loans from the held for investment portfolio during the three and nine months ended September 30, 2021 and 2020.

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

Credit Quality

The following table presents past due, current and non-accrual loans without an allowance for credit losses by loan portfolio class at September 30, 2021 and December 31, 2020:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Credit Losses
	(in thousands)
September 30, 2021
Commercial and industrial	$2,677	$985	$2,083	$100,614	$106,359	$5,528,901	$5,635,260	$10,407
Commercial real estate:
Commercial real estate	22,956	5,897	1,942	95,843	126,638	17,785,432	17,912,070	55,621
Construction	—	—	—	17,653	17,653	1,786,927	1,804,580	—
Total commercial real estate loans	22,956	5,897	1,942	113,496	144,291	19,572,359	19,716,650	55,621
Residential mortgage	9,293	974	1,002	33,648	44,917	4,287,505	4,332,422	21,032
Consumer loans:
Home equity	606	225	—	3,541	4,372	398,286	402,658	5
Automobile	4,218	555	233	420	5,426	1,558,272	1,563,698	—
Other consumer	639	837	92	112	1,680	954,446	956,126	—
Total consumer loans	5,463	1,617	325	4,073	11,478	2,911,004	2,922,482	5
Total	$40,389	$9,473	$5,352	$251,831	$307,045	$32,299,769	$32,606,814	$87,065

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Credit Losses
	(in thousands)
December 31, 2020
Commercial and industrial	$6,393	$2,252	$9,107	$106,693	$124,445	$6,737,263	$6,861,708	$4,075
Commercial real estate:
Commercial real estate	35,030	1,326	993	46,879	84,228	16,640,770	16,724,998	32,416
Construction	315	—	—	84	399	1,745,426	1,745,825	—
Total commercial real estate loans	35,345	1,326	993	46,963	84,627	18,386,196	18,470,823	32,416
Residential mortgage	17,717	10,351	3,170	25,817	57,055	4,126,688	4,183,743	11,610
Consumer loans:
Home equity	953	492	—	4,936	6,381	425,172	431,553	50
Automobile	8,056	1,107	245	338	9,746	1,346,209	1,355,955	—
Other consumer	1,248	224	26	535	2,033	911,297	913,330	—
Total consumer loans	10,257	1,823	271	5,809	18,160	2,682,678	2,700,838	50
Total	$69,712	$15,752	$13,541	$185,282	$284,287	$31,932,825	$32,217,112	$48,151

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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at September 30, 2021 and December 31, 2020:

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,526,393	$840,868	$462,843	$388,482	$149,991	$328,289	$1,716,736	$269	$5,413,871
Special Mention	1,809	1,558	1,342	10,770	1,930	14,950	59,905	53	92,317
Substandard	4,587	6,507	3,972	7,853	886	2,532	15,066	288	41,691
Doubtful	—	—	2,736	5	16,364	68,276	—	—	87,381
Total commercial and industrial	$1,532,789	$848,933	$470,893	$407,110	$169,171	$414,047	$1,791,707	$610	$5,635,260
Commercial real estate
Risk Rating:
Pass	$3,178,182	$2,936,284	$2,801,710	$1,851,162	$1,498,151	$4,716,223	$170,763	$12,753	$17,165,228
Special Mention	1,988	45,305	44,596	43,593	51,875	169,460	38,594	—	395,411
Substandard	743	33,817	39,817	40,568	68,190	165,574	2,531	—	351,240
Doubtful	—	—	—	—	—	191	—	—	191
Total commercial real estate	$3,180,913	$3,015,406	$2,886,123	$1,935,323	$1,618,216	$5,051,448	$211,888	$12,753	$17,912,070
Construction
Risk Rating:
Pass	$160,031	$109,843	$62,330	$65,581	$6,181	$28,498	$1,329,163	$—	$1,761,627
Special Mention	4,131	—	1,018	—	—	—	9,497	—	14,646
Substandard	—	23	13	646	—	17,842	9,783	—	28,307
Total construction	$164,162	$109,866	$63,361	$66,227	$6,181	$46,340	$1,348,443	$—	$1,804,580

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$3,058,596	$605,112	$556,284	$212,215	$162,483	$337,484	$1,677,559	$350	$6,610,083
Special Mention	819	10,236	2,135	9,502	10,228	14,165	49,883	51	97,019
Substandard	5,215	3,876	12,481	1,798	4,215	12,965	18,913	462	59,925
Doubtful	—	5,203	1	17,010	2,596	69,871	—	—	94,681
Total commercial and industrial	$3,064,630	$624,427	$570,901	$240,525	$179,522	$434,485	$1,746,355	$863	$6,861,708
Commercial real estate
Risk Rating:
Pass	$3,096,549	$3,052,076	$2,230,047	$1,767,528	$1,798,137	$3,916,990	$199,145	$15,532	$16,076,004
Special Mention	50,193	68,203	44,336	48,813	66,845	109,295	1,705	—	389,390
Substandard	18,936	17,049	30,997	59,618	11,541	118,725	2,531	—	259,397
Doubtful	—	—	—	—	—	207	—	—	207
Total commercial real estate	$3,165,678	$3,137,328	$2,305,380	$1,875,959	$1,876,523	$4,145,217	$203,381	$15,532	$16,724,998
Construction
Risk Rating:
Pass	$145,246	$120,800	$111,174	$15,497	$47,971	$20,029	$1,199,034	$—	$1,659,751
Special Mention	—	1,043	—	—	9,996	17,414	47,311	—	75,764
Substandard	—	26	246	2,628	17	380	7,013	—	10,310
Total construction	$145,246	$121,869	$111,420	$18,125	$57,984	$37,823	$1,253,358	$—	$1,745,825

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of September 30, 2021 and December 31, 2020.

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$1,084,533	$661,418	$619,942	$467,876	$405,847	$1,019,676	$60,510	$—	$4,319,802
90 days or more past due	—	234	2,093	4,072	3,150	3,071	—	—	12,620
Total residential mortgage	$1,084,533	$661,652	$622,035	$471,948	$408,997	$1,022,747	$60,510	$—	$4,332,422
Consumer loans
Home equity
Performing	$11,096	$6,593	$8,055	$8,745	$6,031	$14,327	$303,235	$43,502	$401,584
90 days or more past due	—	—	—	—	—	68	542	464	1,074
Total home equity	11,096	6,593	8,055	8,745	6,031	14,395	303,777	43,966	402,658
Automobile
Performing	611,329	342,584	315,330	182,973	89,463	21,302	—	—	1,562,981
90 days or more past due	73	52	130	162	179	121	—	—	717
Total automobile	611,402	342,636	315,460	183,135	89,642	21,423	—	—	1,563,698
Other Consumer
Performing	6,518	6,794	6,543	7,231	1,017	9,017	918,946	—	956,066
90 days or more past due	—	—	—	—	—	—	60	—	60
Total other consumer	6,518	6,794	6,543	7,231	1,017	9,017	919,006	—	956,126
Total consumer	$629,016	$356,023	$330,058	$199,111	$96,690	$44,835	$1,222,783	$43,966	$2,922,482

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$730,764	$778,161	$684,761	$582,650	$380,723	$943,616	$64,798	$—	$4,165,473
90 days or more past due	—	3,085	4,212	3,464	4,144	3,365	—	—	18,270
Total residential mortgage	$730,764	$781,246	$688,973	$586,114	$384,867	$946,981	$64,798	$—	$4,183,743
Consumer loans
Home equity
Performing	$8,580	$10,634	$11,756	$8,886	$5,340	$15,393	$318,869	$50,879	$430,337
90 days or more past due	—	—	—	—	25	83	378	730	1,216
Total home equity	8,580	10,634	11,756	8,886	5,365	15,476	319,247	51,609	431,553
Automobile
Performing	426,121	438,181	272,075	151,523	50,853	16,550	—	—	1,355,303
90 days or more past due	19	108	173	223	35	94	—	—	652
Total automobile	426,140	438,289	272,248	151,746	50,888	16,644	—	—	1,355,955
Other Consumer
Performing	12,271	5,558	6,815	1,112	1,077	5,314	880,748	—	912,895
90 days or more past due	—	—	—	—	—	22	5	408	435
Total other consumer	12,271	5,558	6,815	1,112	1,077	5,336	880,753	408	913,330
Total consumer	$446,991	$454,481	$290,819	$161,744	$57,330	$37,456	$1,200,000	$52,017	$2,700,838
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
Performing TDRs (not reported as non-accrual loans) totaled $64.8 million and $57.4 million as of September 30, 2021 and December 31, 2020, respectively. Non-performing TDRs totaled $116.7 million and $92.8 million as of September 30, 2021 and December 31, 2020, respectively.

The following table presents the pre- and post-modification amortized cost of loans by loan class modified as TDRs during the three and nine months ended September 30, 2021 and 2020. Post-modification amounts are presented as of September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021			2020
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount
	($ in thousands)
Commercial and industrial	4	$2,446	$2,414	28	$31,237	$30,938
Commercial real estate:
Commercial real estate	5	14,473	14,539	2	4,249	4,240
Construction	2	17,599	17,599	—	—	—
Total commercial real estate	7	32,072	32,138	2	4,249	4,240
Residential mortgage	4	356	350	1	247	247
Consumer	—	—	—	1	72	72
Total	15	$34,874	$34,902	32	$35,805	$35,497

	Nine Months Ended September 30,
	2021			2020
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount	Number of Contracts	Pre-Modification Amortized Carrying Amount	Post-Modification Amortized Carrying Amount
	($ in thousands)
Commercial and industrial	16	$21,822	$19,060	33	$40,537	$38,204
Commercial real estate:
Commercial real estate	11	26,710	26,730	4	8,996	9,000
Construction	2	17,599	17,599	—	—	—
Total commercial real estate	13	44,309	44,329	4	8,996	9,000
Residential mortgage	12	2,974	2,909	1	247	247
Consumer	1	170	163	1	72	72
Total	42	$69,275	$66,461	39	$49,852	$47,523

The total TDRs presented in the above table had allocated allowance for loan losses of $8.2 million and $18.7 million at September 30, 2021 and 2020, respectively. There were $206 thousand and $6.0 million of charge-offs related to TDRs for the three and nine months ended September 30, 2021, respectively. There were $1.9 million and $5.6 million of charge-offs related to TDRs for the three and nine months ended September 30, 2020, respectively. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the three and nine months ended September 30, 2021 and 2020.

Loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021		2020
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	—	$—	30	$17,496
Commercial real estate	1	419	—	—
Residential mortgage	1	129	—	—
Total	2	$548	30	$17,496

	Nine Months Ended September 30,
	2021		2020
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	—	$—	35	$20,099
Commercial real estate	1	419	—	—
Residential mortgage	1	129	—	—
Consumer	—	—	1	18
Total	2	$548	36	$20,117

Forbearance. In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment, when requested by customers, all of which were insignificant. As of September 30, 2021, Valley had approximately $98.6 million of outstanding loans remaining in their payment deferral period under short-term modifications as compared to $361.0 million of loans in deferral at December 31, 2020. Under the applicable guidance, none of these loans were classified as TDRs at September 30, 2021 and December 31, 2020.

Loans in Process of Foreclosure. Other real estate owned (OREO) totaled $4.0 million and $5.1 million at September 30, 2021 and December 31, 2020, respectively. OREO included foreclosed residential real estate properties which were immaterial at September 30, 2021 and totaled $1.0 million at December 31, 2020. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.0 million and $1.9 million at September 30, 2021 and December 31, 2020, respectively.

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

The following table presents collateral dependent loans by class as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Commercial and industrial *	$95,509	$106,239
Commercial real estate	117,609	41,562
Residential mortgage	35,047	28,176
Home equity	5	50
Total	$248,170	$176,027

*    Commercial and industrial loans are primarily collateralized by taxi medallions.

Allowance for Credit Losses for Loans
The following table summarizes the allowance for credit losses for loans at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$342,527	$340,243
Allowance for unfunded credit commitments	14,400	11,111
Total allowance for credit losses for loans	$356,927	$351,354

The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$3,496	$30,833	$17,998	$105,709
Provision for unfunded credit commitments	—	187	3,289	350
Total provision for credit losses for loans	$3,496	$31,020	$21,287	$106,059

The following table details the activity in the allowance for loan losses by loan portfolio segment for the three and nine months ended September 30, 2021 and 2020:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$109,689	$189,139	$25,303	$15,193	$339,324
Loans charged-off	(1,248)	—	—	(771)	(2,019)
Charged-off loans recovered	514	29	228	955	1,726
Net (charge-offs) recoveries	(734)	29	228	184	(293)
(Credit) provision for loan losses	(5,078)	10,553	(799)	(1,180)	3,496
Ending balance	$103,877	$199,721	$24,732	$14,197	$342,527
Three Months Ended September 30, 2020
Allowance for losses:
Beginning balance	$132,039	$131,702	$29,630	$16,243	$309,614
Loans charged-off	(13,965)	(695)	(7)	(2,458)	(17,125)
Charged-off loans recovered	428	100	31	1,151	1,710
Net (charge-offs) recoveries	(13,537)	(595)	24	(1,307)	(15,415)
Provision (credit) for loan losses	11,907	13,543	(1,040)	6,423	30,833
Ending balance	$130,409	$144,650	$28,614	$21,359	$325,032

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Nine Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$131,070	$164,113	$28,873	$16,187	$340,243
Loans charged-off	(19,283)	(382)	(139)	(3,389)	(23,193)
Charged-off loans recovered	2,781	763	576	3,359	7,479
Net (charge-offs) recoveries	(16,502)	381	437	(30)	(15,714)
(Credit) provision for loan losses	(10,691)	35,227	(4,578)	(1,960)	17,998
Ending balance	$103,877	$199,721	$24,732	$14,197	$342,527
Nine Months Ended September 30, 2020
Allowance for losses:
Beginning balance	$104,059	$45,673	$5,060	$6,967	$161,759
Impact of ASU 2016-13 adoption*	15,169	49,797	20,575	6,990	92,531
Beginning balance, adjusted	119,228	95,470	25,635	13,957	254,290
Loans charged-off	(31,349)	(766)	(348)	(7,624)	(40,087)
Charged-off loans recovered	1,796	244	626	2,454	5,120
Net (charge-offs) recoveries	(29,553)	(522)	278	(5,170)	(34,967)
Provision for loan losses	40,734	49,702	2,701	12,572	105,709
Ending balance	$130,409	$144,650	$28,614	$21,359	$325,032

*    Includes a $61.6 million increase representing the estimated expected credit losses for PCD loans as a result of the ASU 2016-13 adoption on January 1, 2020.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at September 30, 2021 and December 31, 2020.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
September 30, 2021
Allowance for loan losses:
Individually evaluated for credit losses	$62,661	$8,093	$489	$574	$71,817
Collectively evaluated for credit losses	41,216	191,628	24,243	13,623	270,710
Total	$103,877	$199,721	$24,732	$14,197	$342,527
Loans:
Individually evaluated for credit losses	$117,656	$143,181	$42,441	$3,264	$306,542
Collectively evaluated for credit losses	5,517,604	19,573,469	4,289,981	2,919,218	32,300,272
Total	$5,635,260	$19,716,650	$4,332,422	$2,922,482	$32,606,814
December 31, 2020
Allowance for loan losses:
Individually evaluated for credit losses	$73,063	$1,338	$1,206	$264	$75,871
Collectively evaluated for credit losses	58,007	162,775	27,667	15,923	264,372
Total	$131,070	$164,113	$28,873	$16,187	$340,243
Loans:
Individually evaluated for credit losses	$131,057	$61,754	$35,151	$1,631	$229,593
Collectively evaluated for credit losses	6,730,651	18,409,069	4,148,592	2,699,207	31,987,519
Total	$6,861,708	$18,470,823	$4,183,743	$2,700,838	$32,217,112

Note 9. Goodwill and Other Intangible Assets

Goodwill totaled $1.4 billion at both September 30, 2021 and December 31, 2020. There were no changes to the carrying amounts of goodwill allocated to Valley’s business segments, or reporting units thereof, for goodwill impairment analysis (as reported in Valley’s Annual Report on Form 10-K for the year ended December 31, 2020).

During the second quarter 2021, Valley performed the annual goodwill impairment test at its normal assessment date. There was no impairment of goodwill recognized during the three and nine months ended September 30, 2021 and 2020.

The following table summarizes other intangible assets as of September 30, 2021 and December 31, 2020:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
September 30, 2021
Loan servicing rights	$111,978	$(89,039)	$—	$22,939
Core deposits	101,160	(62,511)	—	38,649
Other	3,945	(3,008)	—	937
Total other intangible assets	$217,083	$(154,558)	$—	$62,525
December 31, 2020
Loan servicing rights	$103,150	$(80,340)	$(865)	$21,945
Core deposits	101,160	(53,747)	—	47,413
Other	3,945	(2,854)	—	1,091
Total other intangible assets	$208,255	$(136,941)	$(865)	$70,449

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $32 thousand and $864 thousand for the three and nine months ended September 30, 2021, respectively. Valley recorded net impairment charges totaling $188 thousand and $966 thousand for the three and nine months ended September 30, 2020, respectively. See the “Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis” section of Note 6 for additional information regarding the fair valuation.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 8.9 years. The line item labeled “Other” included in the table above primarily consists of customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 7.6 years. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2021 and 2020.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2021 through 2025:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2021	$1,063	$2,843	$51
2022	3,705	9,876	191
2023	3,015	8,146	131
2024	2,473	6,537	117
2025	2,047	4,929	103

Valley recognized amortization expense on other intangible assets, including net (recoveries of) impairment charges on loan servicing rights, totaling approximately $5.3 million and $6.4 million for the three months ended September 30, 2021 and 2020, respectively, and $16.8 million and $18.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 10. Borrowed Funds

Short-Term Borrowings

Short-term borrowings at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
FHLB advances	$600,000	$1,000,000
Securities sold under agreements to repurchase	183,346	147,958
Total short-term borrowings	$783,346	$1,147,958
The weighted average interest rate for short-term FHLB advances was 0.35 percent and 0.38 percent at September 30, 2021 and December 31, 2020, respectively. The interest payments on the FHLB advances totaling $600 million were hedged with interest rate swaps at September 30, 2021. See Note 12 for additional details.

Long-Term Borrowings

Long-term borrowings at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
FHLB advances, net (1)	$789,185	$1,592,252
Subordinated debt, net (2)	638,259	403,413
Securities sold under agreements to repurchase	—	300,000
Total long-term borrowings	$1,427,444	$2,295,665

(1)
FHLB advances is presented net of unamortized prepayment penalties and other purchase accounting adjustments totaling $2.6 million at December 31, 2020. The prepayment penalties and other purchase accounting adjustments were fully amortized at September 30, 2021.

(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $6.1 million and $2.7 million at September 30, 2021 and December 31, 2020, respectively.

FHLB Advances. Long-term FHLB advances had a weighted average interest rate of 1.88 percent and 2.02 percent at September 30, 2021 and December 31, 2020, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

In June 2021, Valley prepaid approximately $248 million of long-term FHLB advances with maturities scheduled through 2025 and a weighted average effective interest rate of 1.82 percent. The transaction was funded with excess cash liquidity and accounted for as an early debt extinguishment resulting in a loss of $8.4 million reported within non-interest expense for the nine months ended September 30, 2021.
The long-term FHLB advances at September 30, 2021 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2023	$350,000
2024	165,000
2025	273,000
Total long-term FHLB advances	$788,000

There are no FHLB advances with scheduled repayments in years 2023 and thereafter, reported in the table above, which are callable for early redemption by the FHLB during the next 12 months.

Subordinated debt. On April 1, 2021, Valley redeemed, at par value, $60 million of its callable 6.25 percent subordinated notes originally due April 1, 2026. No gain or loss was incurred on this transaction.

On May 25, 2021, Valley issued $300 million of 3.00 percent Fixed-to-Floating Rate subordinated notes due June 15, 2031. The subordinated notes are callable in whole or in part on or after June 15, 2026 or upon the occurrence of certain events. Interest on the subordinated notes during the initial five year term through June 15, 2026 is payable semi-annually on June 15 and December 15. Thereafter, interest is expected to be set based on three-month Secured Overnight Financing Rate (SOFR) plus 236 basis points and paid quarterly through maturity of the notes. At September 30, 2021, the subordinated notes had a carrying value of $296.2 million, net of unamortized debt issuance costs. During June 2021, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the $300 million in subordinated notes. See Note 12 for additional details.

Valley also had the following subordinated debt outstanding at September 30, 2021:

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

Long-term securities sold under agreements to repurchase (repos). The long-term repos had a weighted average interest rate of 3.37 percent at December 31, 2020. Long-term repos outstanding as of December 31, 2020 were repaid upon their respective contractual maturity dates during the third quarter 2021.

Note 11. Stock–Based Compensation
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
Under the 2021 Plan, Valley may issue awards to its officers, employees and non-employee directors in amounts up to 9 million shares of common stock (less one share for every share granted after December 31, 2020 under the 2016 Plan) in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs). If after December 31, 2020 any award granted under the 2016 Plan is forfeited, expires, settled for cash, withheld for tax obligations, or otherwise does not result in the issuance of all or a portion of the shares subject to such award, the shares will be added to the 2021 Plan's share reserve. As of September 30, 2021, 7.4 million shares of common stock were available for issuance under the 2021 Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley's common stock on the last sale price reported for Valley's common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third-party specialist using a Monte Carlo valuation model.

Valley granted 30 thousand and 26 thousand of time-based RSUs during the three months ended September 30, 2021 and 2020, respectively, and 1.2 million for both the nine months ended September 30, 2021 and 2020. Generally, time-based RSUs vest ratably over a three-year period. The average grant date fair value of the RSUs granted during the nine months ended September 30, 2021 and 2020 was $11.98 per share and $10.41 per share, respectively.
Valley granted 604 thousand and 589 thousand of performance-based RSUs to certain executive officers for the nine months ended September 30, 2021 and 2020, respectively. There were no grants of performance-based RSUs during the three months ended September 30, 2021 and 2020, respectively. The performance-based RSU awards include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share plus dividends and RSUs with vesting conditions based upon Valley's total shareholder return as compared to its peer group. The RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date or forfeited if the performance conditions are not met. The grant date fair value of the performance-based RSUs granted during the nine months ended September 30, 2021 and 2020 was $11.75 per share and $10.82 per share, respectively.

Valley recorded total stock-based compensation expense of $5.2 million and $4.1 million for the three months ended September 30, 2021 and 2020, respectively, and $15.9 million and $12.3 million for the nine months ended September 30, 2021 and 2020, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of September 30, 2021, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $23.9 million and will be recognized over an average remaining vesting period of approximately two years.
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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At September 30, 2021, Valley had 27 credit swaps with an aggregate notional amount of $263.9 million related to risk participation agreements.

At September 30, 2021, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	September 30, 2021			December 31, 2020
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$273	$800,000	$—	$179	$1,100,000
Fair value hedge interest rate swaps	—	316	300,000	—	—	—
Total derivatives designated as hedging instruments	$—	$589	$1,100,000	$—	$179	$1,100,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other derivatives *	$215,046	$64,623	$10,296,468	$387,008	$154,025	$8,889,557
Mortgage banking derivatives	873	1,521	327,116	444	2,077	321,486
Total derivatives not designated as hedging instruments	$215,919	$66,144	$10,623,584	$387,452	$156,102	$9,211,043

*    Other derivatives include risk participation agreements.
The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account with the cash flow hedges and over-the-counter (OTC) non-designated derivative instruments. As a result, the fair value of the applicable derivative assets and liabilities are reported net of variation margin at September 30, 2021 and December 31, 2020 in the table above.

Gains (losses) included in the consolidated statements of income and other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(1,044)	$(1,586)	$(2,708)	$(1,763)
Amount of (loss) gain recognized in other comprehensive income	(144)	95	(125)	3,158
The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $2.0 million and $4.0 million at September 30, 2021 and December 31, 2020, respectively.
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
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Derivative - interest rate swap:
Interest income	$—	$88	$—	$170
Interest expense	(396)	—	(316)	—
Hedged item - subordinated debt and loans:
Interest income	$—	$(88)	$—	$(170)
Interest expense	405	—	322	—
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at September 30, 2021.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	(in thousands)
Long-term borrowings	$(299,678)	$322
The net (gains) losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$216	$600	$(209)	$2,105

Other non-interest income included fee income related to non-designated hedge derivative interest rate swaps (not designated as hedging instruments) executed with commercial loan customers totaling $8.8 million and $19.2 million for the three months ended September 30, 2021 and 2020, respectively, and $22.6 million and $48.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of September 30, 2021, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of September 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $60.5 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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

The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of September 30, 2021 and December 31, 2020.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments		Cash Collateral (1)	Net Amount
	(in thousands)
September 30, 2021
Assets:
Interest rate swaps	$215,046	$—	$215,046	$—		$—	$215,046
Liabilities:
Interest rate swaps	$65,212	$—	$65,212	$—		$(60,177)	$5,035
Total	$65,212	$—	$65,212	$—		$(60,177)	$5,035
December 31, 2020
Assets:
Interest rate swaps	$150,487	$—	$150,487	$—		$—	$150,487
Liabilities:
Interest rate swaps	$150,487	$—	$150,487	$—		$(150,487)	$—
Repurchase agreements	300,000	—	300,000	(300,000)	(2)	—	—
Total	$450,487	$—	$450,487	$(300,000)		$(150,487)	$—

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$17,231	$20,074
Other tax credit investments, net	46,880	47,301
Total tax credit investments, net	$64,111	$67,375
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,379	$1,379
Total unfunded tax credit commitments	$1,379	$1,379

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$948	$1,352	$2,744	$3,979
Other tax credit investment credits and tax benefits	2,702	1,727	8,130	5,567
Total reduction in income tax expense	$3,650	$3,079	$10,874	$9,546
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$681	$642	$1,684	$1,733
Affordable housing tax credit investment impairment losses	387	585	1,159	1,668
Other tax credit investment losses	256	12	780	1,235
Other tax credit investment impairment losses	1,755	1,520	5,172	4,767
Total amortization of tax credit investments recorded in non-interest expense	$3,079	$2,759	$8,795	$9,403
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

The following tables represent the financial data for Valley’s four business segments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,373,897	$25,324,485	$5,634,492	$—	$38,332,874

Interest income	$58,887	$250,866	$19,766	$(718)	$328,801
Interest expense	4,032	13,795	3,228	6,720	27,775
Net interest income (loss)	54,855	237,071	16,538	(7,438)	301,026
Provision (credit) for credit losses	(4,614)	8,110	35	—	3,531
Net interest income (loss) after provision for credit losses	59,469	228,961	16,503	(7,438)	297,495
Non-interest income	11,845	11,611	2,018	16,957	42,431
Non-interest expense	13,520	27,504	(150)	134,048	174,922
Internal transfer expense (income)	20,662	71,141	15,825	(107,628)	—
Income (loss) before income taxes	$37,132	$141,927	$2,846	$(16,901)	$165,004
Return on average interest earning assets (pre-tax)	2.01%	2.24%	0.20%	N/A	1.72%

	Three Months Ended September 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,126,157	$25,389,107	$5,252,446	$—	$37,767,710

Interest income	$63,956	$251,920	$22,513	$(1,046)	$337,343
Interest expense	9,048	33,330	6,728	5,151	54,257
Net interest income (loss)	54,908	218,590	15,785	(6,197)	283,086
Provision (credit) for credit losses	5,383	25,637	(112)	—	30,908
Net interest income (loss) after provision for credit losses	49,525	192,953	15,897	(6,197)	252,178
Non-interest income	23,531	20,421	(1,304)	6,624	49,272
Non-interest expense	19,877	25,633	(186)	114,861	160,185
Internal transfer expense (income)	18,614	66,390	13,713	(98,717)	—
Income (loss) before income taxes	$34,565	$121,351	$1,066	$(15,717)	$141,265
Return on average interest earning assets (pre-tax)	1.94%	1.91%	0.08%	N/A	1.50%

	Nine Months Ended September 30, 2021
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,176,086	$25,465,276	$5,261,185	$—	$37,902,547

Interest income	$179,151	$759,097	$58,514	$(2,515)	$994,247
Interest expense	15,639	55,497	11,466	17,045	99,647
Net interest income (loss)	163,512	703,600	47,048	(19,560)	894,600
(Credit) provision for credit losses	(6,538)	27,825	(353)	—	20,934
Net interest income (loss) after provision for credit losses	170,050	675,775	47,401	(19,560)	873,666
Non-interest income	47,445	29,144	6,824	33,377	116,790
Non-interest expense	53,161	80,276	1,370	372,221	507,028
Internal transfer expense (income)	60,026	212,931	43,706	(316,663)	—
Income (loss) before income taxes	$104,308	$411,712	$9,149	$(41,741)	$483,428
Return on average interest earning assets (pre-tax)	1.94%	2.16%	0.23%	N/A	1.70%

	Nine Months Ended September 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,187,839	$24,334,429	$5,221,538	$—	$36,743,806

Interest income	$199,018	$771,947	$81,905	$(3,209)	$1,049,661
Interest expense	40,217	136,156	29,216	13,088	218,677
Net interest income (loss)	158,801	635,791	52,689	(16,297)	830,984
Provision for credit losses	15,274	90,785	688	—	106,747
Net interest income (loss) after provision for credit losses	143,527	545,006	52,001	(16,297)	724,237
Non-interest income	55,383	52,192	7,661	20,263	135,499
Non-interest expense	60,188	73,041	843	338,935	473,007
Internal transfer expense (income)	58,355	197,444	42,393	(298,192)	—
Income (loss) before income taxes	$80,367	$326,713	$16,426	$(36,777)	$386,729
Return on average interest earning assets (pre-tax)	1.49%	1.79%	0.42%	N/A	1.40%
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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations, including the potential effects of the COVID-19 pandemic on our businesses and financial results and conditions. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “will,” “opportunity,” “allow,” “continues,” “would,” “could,” “typically,” “usually,” “anticipate,” "may," "estimate," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, include, but are not limited to:

•failure to obtain shareholder or regulatory approval for the acquisition of Bank Leumi USA (Bank Leumi) on the anticipated terms and within the anticipated timeframe;
•the inability to realize expected cost savings and synergies from the Westchester and Bank Leumi acquisitions in amounts or in the timeframe anticipated;
•costs or difficulties relating to Westchester and Bank Leumi integration matters might be greater than expected;
•the inability to retain customers and qualified employees of the Westchester and Bank Leumi;
•changes in estimates of non-recurring charges related to Westchester and Bank Leumi acquisitions;
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
•unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, the COVID-19 pandemic or other external events; and
•unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors.
A detailed discussion of factors that could affect our results is included in our SEC filings, including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of this Quarterly Report.
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. At September 30, 2021, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2020.
New Authoritative Accounting Guidance

See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary

Company Overview. At September 30, 2021, Valley had consolidated total assets of approximately $41.3 billion, total net loans of $32.3 billion, total deposits of $33.6 billion and total shareholders’ equity of $4.8 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, and Long Island, Florida and Alabama. Of our current 226 branch network, 58 percent, 17 percent, 18 percent and 7 percent of the branches are in New Jersey, New York, Florida and Alabama, respectively. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years primarily through bank acquisitions.
The Westchester Bank Holding Corporation. On June 29, 2021, Valley announced that it will acquire The Westchester Bank Holding Corporation (“Westchester”) and its principal subsidiary, The Westchester Bank which is headquartered in White Plains, New York. As of June 30, 2021, Westchester had total assets of $1.3 billion, total loans of $908 million, and total deposits of $1.1 billion. Westchester maintains a seven branch network in Westchester County, New York. The common shareholders of Westchester will receive 229.645 shares of Valley common stock for each Westchester share they own. Based on Valley’s closing stock price on June 28, 2021, Westchester’s stockholders will receive approximately $210 million in Valley common stock. Existing Westchester options will be cashed out for approximately $10 million in cash. The acquisition is anticipated to close on December 1, 2021, pending the satisfaction of customary closing conditions.

Bank Leumi Le-Israel Corporation Merger. On September 23, 2021, Valley announced a merger with Bank Leumi Le-Israel Corporation (Leumi) whereby Valley will acquire Leumi, the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA (Bank Leumi). The merger will enable Valley to greatly expand its commercial banking and venture capital banking businesses, as well as help Valley increase its revenue diversity and expand into new geographies. Bank Leumi has its headquarters in New York City and also operates commercial banking offices in Chicago, Los Angeles, Palo Alto, and Aventura, Fl. As of June 30, 2021, Bank Leumi had total assets of $8.4 billion, total deposits of $7.1 billion, and gross loans of $5.4 billion. The acquisition is expected to close in the first half of 2022, subject to standard regulatory approvals, approval of Valley shareholders, as well as other customary closing conditions.
Dudley Ventures Acquisition. On October 8, 2021, Valley acquired Arizona-based Dudley Ventures (DV), an advisory firm specializing in the investment and management of tax credits. The transaction includes the acquisition of DV's community development entity, DV Community Investment, as well as DV Fund Advisors and DV Advisory Services. The transaction price included $11.3 million of cash at the closing date, fixed future stock consideration totaling $3.8 million, and contingent cash earn-out payments based upon revenue growth of the acquired entities over a five-year period. The acquisition of Dudley Ventures is expected to support our efforts to build differentiated sources of non-interest income.

Impact of COVID-19. Economic activity and businesses continued to rebound in the third quarter 2021. However, the U.S. is experiencing significant global supply chain disruptions and labor shortages which have also increased inflation. We continue to monitor the impact of COVID-19 closely, including its impact on our employees, customers, communities and results of operations and other government stimulus or Federal Reserve actions. The extent to which the COVID-19 pandemic will impact our operations and financial results during the fourth quarter 2021 and beyond is highly uncertain. We continue to closely monitor local conditions in the areas we serve and will take actions as circumstances warrant and will follow proper protocols designed to ensure safety of our employees and customers. See the "Operating Environment" section of MD&A for more details.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act and additional legislation that followed including the Consolidated Appropriations Act and the American Rescue Plan Act of 2021 provided funding for the SBA's Paycheck Protection Program (PPP) and established rules for qualifying borrowers to receive loan forgiveness by the SBA under this program. Valley extended a total of $3.2 billion PPP loans under the program, of which $2.3 billion of these loans have received forgiveness from the SBA, including $476.7 million during the third quarter 2021. As of September 30, 2021, we had $874.0 million of PPP loans still outstanding.

In response to the COVID-19 pandemic and its economic impact on certain customers and in accordance with provisions set forth by the CARES Act, Valley implemented short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. As of September 30, 2021, Valley had $98.6 million of outstanding loans remaining in their payment deferral period under short-term modifications representing approximately 0.3 percent of our total loan portfolio at September 30, 2021 as compared to $361 million, or 1.1 percent of total loans at December 31, 2020.

Quarterly Results. Net income for the third quarter 2021 was $122.6 million, or $0.29 per diluted common share, compared to $102.4 million, or $0.25 per diluted common share, for the third quarter 2020. The $20.2 million increase in quarterly net income as compared to the same quarter one year ago was largely due to:

•a $17.9 million increase in net interest income mainly due to (i) lower rates on our deposit products combined with a continued customer shift to deposits without stated maturities, (ii) run-off of higher cost time deposits, (iii) lower average other borrowings and related costs driven by normal maturities of FHLB advances and long-term repos, as well as our prepayments of $534 million and $248 million of long-term FHLB borrowings in December 2020 and June 2021, respectively; and

•a $27.4 million decrease in our provision for credit losses mainly due to the improved economic forecast component of the reserve as compared to September 30, 2020,

partially offset by:

•a $6.8 million decrease in non-interest income mainly due to the combination of lower gains on sales of residential mortgage loans and lower fee income related to derivative interest rate swaps executed with commercial lending customers, partially offset by moderate increases in other fee categories;

•a $14.7 million increase in non-interest expense primarily due to higher salary and employee benefits expenses, and increased professional and legal fees, including an accrual of $2.1 million for general litigation reserves, partially offset by a $2.4 million decrease in the loss on the early extinguishment as compared to the third quarter 2020; and

•a $3.5 million increase in income tax expense mainly due to higher income before income taxes.

See the “Net Interest Income”, “Non-Interest Income”, “Non-Interest Expense”, and “Income Taxes” sections below for more details on the items above impacting our third quarter 2021 results.

Operating Environment. During the third quarter 2021, real gross domestic product expanded 0.5 percent, compared to 6.7 percent growth in the second quarter 2021. The deceleration in growth was driven by personal consumption and business fixed investment as inflation remained elevated, partly offset by inventory restocking and government spending.

The Federal Reserve continued to maintain an accommodative stance on monetary policy to keep interest rates low and promote liquidity. At their meeting in September 2021, the Federal Open Market Committee (the "Committee") maintained the target range for the federal funds rate between 0.00 and 0.25 percent. Additionally, the Committee decided to maintain several programs, including purchasing U.S. Treasury and mortgage backed securities to support the flow of credit to households and businesses in order to promote its maximum employment and price stability goals. Notwithstanding this, the Committee indicated that a moderation in the pace of asset purchases may soon be warranted.

The 10-year U.S. Treasury note yield ended the third quarter at 1.52 percent, 7 basis points higher, as compared with June 30, 2021. The spread between the 2- and 10-year U.S. Treasury note yields ended the third quarter 2021 at 1.24 percent, 4 basis points higher, as compared to the end of the second quarter 2021 and 68 basis points higher, as compared to June 30, 2020.

For all commercial banks in the U.S., loans and leases increased approximately 0.9 percent in the third quarter 2021, as compared to the previous quarter. For the industry, banks reported more relaxed credit standards for most loan types. Additionally, banks reported that demand had firmed or increased during the third quarter which finally translated into stronger loan growth. In the third quarter 2021, Valley continued to see strong organic growth demand for commercial real estate loans and several other loan types across its geographic footprint. Inflation has been elevated, which could adversely impact companies if they cannot pass along higher input costs to their customers. Should inflation pressures persist, this dynamic, among other external factors, could challenge our business operations as highlighted throughout the remaining MD&A discussion below.

Loans. Total loans increased $149.4 million to $32.6 billion at September 30, 2021 from June 30, 2021 in spite of a $476.7 million decrease in PPP loans within the commercial and industrial loan category. Our non-PPP loan portfolio increased $626.0 million, or 8.0 percent on an annualized basis, to $31.7 billion at September 30, 2021 from $31.1 billion at June 30, 2021. The increase in non-PPP loans was largely driven by increases of $399.9 million, $51.7 million and $105.4 million in the commercial real estate, construction and residential mortgage categories, respectively. Additionally, our third quarter 2021 new and refinanced loan originations included approximately $233 million of residential mortgage loans originated for sale. Net gains on sales of residential loans were $6.4 million and $10.1 million in the third quarter 2021 and second quarter 2021, respectively. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Total non-performing assets (NPAs), consisting of non-accrual loans, other real estate owned (OREO), and other repossessed assets increased $31.1 million to $257.7 million at September 30, 2021 as compared to June 30, 2021. Non-accrual loans increased $31.8 million to $251.8 million at September 30, 2021 as compared to June 30, 2021 mainly due to the $33.1 million increase in non-accrual commercial real estate loans from three loan relationships which have $3.7 million of related allowance reserves as of September 30, 2021. Non-accrual loans represented 0.77 percent of total loans at September 30, 2021, as compared to 0.68 percent at June 30, 2021.
Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) decreased $25.0 million to $55.2 million, or 0.17 percent of total loans, at September 30, 2021 as compared to $80.2 million, or 0.25 percent of total loans, at June 30, 2021. The decrease was driven by the transition of the aforementioned three commercial real estate loan delinquencies from accruing past due loans to non-accrual loan status.
See further details in the "Non-performing Assets" section below.
Deposits and Other Borrowings. Overall, average deposits increased by $876.6 million to $33.6 billion for the third quarter 2021 as compared to the second quarter 2021 due to continued growth in both commercial and retail customer balances. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 32 percent, 56 percent and 12 percent of total deposits as of September 30, 2021, respectively. Our mix of average deposits for the third quarter 2021 also continued to shift away from time deposits into the non-maturity deposit categories as compared to the second quarter 2021, as some funding from maturing retail CDs migrate to the more liquid deposit products and normal growth in such categories.
Actual ending balances for deposits increased $437.8 million to approximately $33.6 billion at September 30, 2021 from June 30, 2021 largely due to increases of $524.8 million and $260.3 million in the non-maturity interest bearing deposit and non-interest bearing deposit categories, respectively, partially offset by a $347.3 million decrease in time deposits. The decrease of $347.3 million in time deposits was driven by normal run-off of maturing retail CDs with the aforementioned migration of some retail balances to more liquid, lower cost deposit product categories. Total brokered deposits (within money market deposit accounts) decreased approximately $315 million to $1.7 billion at September 30, 2021 as compared to $2.0 billion at June 30, 2021, as our funding profile has benefited from the surge in commercial and retail deposit balances. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 32 percent, 56 percent and 12 percent of total deposits as of September 30, 2021, respectively. While we believe the current operating environment will likely continue to be favorable for Valley’s deposit gathering initiatives, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at September 30, 2021.
Average short-term borrowings decreased $13.5 million to $860.5 million for the third quarter 2021 as compared to the second quarter 2021 due to normal debt maturities funded with excess cash liquidity. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) decreased by $605.0 million to $1.6 billion for the third quarter 2021 as compared to the second quarter 2021 largely due to combination of (i) the $248 million of FHLB advances which were prepaid in late June 2021, (ii) repayments upon maturities of FHLB advances and (iii) $300 million of long-term repurchase agreements which matured during the third quarter 2021, with these decreases partially offset by (iv) the $300 million subordinated notes issued in late May 2021 which were outstanding for the full quarter in third quarter 2021.
Actual ending balances for short-term borrowings decreased by $71.0 million to $783.3 million at September 30, 2021 as compared to June 30, 2021 largely due to repayments of FHLB advances. Long-term borrowings decreased by $458.2 million to $1.4 billion at September 30, 2021 as compared to June 30, 2021 mainly due to the maturity of $300 million of long-term repurchase agreements and $158 million of FHLB advances which were repaid with excess liquidity during the third quarter 2021. See Note 10 to the consolidated financial statements for additional information.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Return on average assets	1.18%	0.99%	1.16%	0.94%
Return on average assets, as adjusted	1.20	1.01	1.19	0.95

Return on average shareholders’ equity	10.23	9.04	10.14	8.50
Return on average shareholders’ equity, as adjusted	10.41	9.20	10.37	8.59

Return on average tangible shareholders’ equity (ROATE)	14.64	13.30	14.63	12.61
ROATE, as adjusted	14.90	13.53	14.97	12.75

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

Adjusted net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income, as reported	$122,580	$102,374	$358,802	$285,243
Add: Loss on extinguishment of debt (net of tax)	—	1,691	6,024	1,691
Add: (Gains) losses on available for sale and held to maturity securities transactions (net of tax) (a)	(565)	33	(399)	91
Add: Merger related expenses (net of tax) (b)	1,207	76	1,207	1,275
Add: Litigation reserves (net of tax) (b)	1,505	—	1,505	—
Net income, as adjusted	$124,727	$104,174	$367,139	$288,300

(a)    Included in gains on securities transactions, net.
(b)    Included in professional and legal fees.

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

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Net income, as adjusted	$124,727	$104,174	$367,139	$288,300
Average assets	$41,543,930	$41,356,737	$41,144,375	$40,304,956
Annualized return on average assets, as adjusted	1.20%	1.01%	1.19%	0.95%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Net income, as adjusted	$124,727	$104,174	$367,139	$288,300
Average shareholders' equity	$4,794,843	$4,530,671	$4,718,960	$4,472,447
Annualized return on average shareholders' equity, as adjusted	10.41%	9.20%	10.37%	8.59%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Net income	$122,580	$102,374	$358,802	$285,243
Net income, as adjusted	124,727	104,174	$367,139	$288,300
Average shareholders’ equity	$4,794,843	$4,530,671	$4,718,960	$4,472,447
Less: Average goodwill and other intangible assets	1,446,760	1,451,889	1,449,285	1,456,536
Average tangible shareholders’ equity	$3,348,083	$3,078,782	$3,269,675	$3,015,911
Annualized ROATE	14.64%	13.30%	14.63%	12.61%
Annualized ROATE, as adjusted	14.90%	13.53%	14.97%	12.75%

Net Interest Income

Net interest income consists of interest income and dividends earned on interest earning assets, less interest expense on interest bearing liabilities, and represents the main source of income for Valley.

Net interest income on a tax equivalent basis totaling $301.7 million for the third quarter 2021 decreased $43 thousand as compared to the second quarter 2021 and increased $17.6 million from the third quarter 2020. Interest expense of $27.8 million for the third quarter 2021 decreased $5.0 million as compared to the second quarter 2021 as we continue to reduce our cost of funding from both deposits and our repayment of other borrowings, primarily FHLB advances. Interest income on a tax equivalent basis in the third quarter 2021 decreased by $5.0 million to $329.5 million as compared to the second quarter 2021 largely due to a $9.4 million decline in PPP loan related interest and fees caused by lower levels of loan forgiveness (prepayments) in the third quarter 2021 and lower yields on non-PPP new and renewed loans.

Average interest earning assets increased $565.2 million to $38.3 billion for the third quarter 2021 as compared to the third quarter 2020 primarily due to higher levels of excess liquidity held in overnight investments with banks caused by the surge in customer deposit balances and fluctuations in the timing of loan and investment funding. As compared to the second quarter 2021, average interest earning assets increased by $425.5 million from $37.9 billion, mostly driven by higher levels of excess overnight liquidity and purchases of new taxable investments, partially offset by principal repayments in both the taxable and non-taxable investment portfolios.

Average interest bearing liabilities decreased $1.7 billion to $25.4 billion for the third quarter 2021 as compared to the third quarter 2020 primarily due to the repayment of borrowings with excess cash liquidity over the last 12-month period. As compared to the second quarter 2021, average interest bearing liabilities decreased by $115.4 million in the third quarter 2021 mainly due to repayments of short-term and long-term borrowings, which were largely offset by the surge in both commercial and retail customer deposits. Total average deposits increased $876.6 million to $33.6 billion for the third quarter 2021 as compared to the second quarter 2021. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.

Our net interest margin on a tax equivalent basis of 3.15 percent for the third quarter 2021 decreased by 3 basis points and increased by 14 basis points from 3.18 percent and 3.01 percent for the second quarter 2021 and third quarter 2020, respectively. The yield on average interest earning assets decreased by 9 basis points on a linked quarter basis mostly due to the lower yield on new and renewed loans, partially offset by one additional day in the third quarter 2021 as compared to the second quarter 2021. The yield on average loans decreased by 8 basis points to 3.79 percent for the third quarter 2021 as compared to the second quarter 2021. The overall cost of average interest bearing liabilities decreased 7 basis points to 0.44 percent for the third quarter 2021 as compared to the second quarter 2021. The decrease was mainly due to: (i) the continued run-off of maturing higher cost time deposits, (ii) repayment of maturing FHLB advances and other borrowings during the third quarter 2021, (iii) the prepayment of $248 million of long-term FHLB advances in June 2021 and (iv) the overall lower cost of deposits. Our cost of total average deposits was 0.18 percent for the third quarter 2021 as compared to 0.21 percent for the second quarter 2021.

Looking forward, we expect moderate ongoing interest rate pressures on our net interest margin for the fourth quarter 2021 and beyond due to the low level of market rates and the potential negative impact on the overall yield on new and refinanced loan originations. However, we are also encouraged by the continued potential opportunity to selectively redeploy low yielding excess cash liquidity into new loans and investments during the fourth quarter 2021, as well as repay or reprice (at low costs) stated maturity deposits totaling approximately $3.3 billion with an average cost of 31 basis points scheduled to mature over the next 12-month period.

The following table reflects the components of net interest income for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2021			June 30, 2021			September 30, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$32,698,382	$309,778	3.79%	$32,635,298	$315,339	3.87%	$32,515,264	$315,863	3.89%
Taxable investments (3)	3,302,803	15,797	1.91	3,159,842	14,883	1.88	3,354,373	17,529	2.09
Tax-exempt investments (1)(3)	429,941	3,302	3.07	498,971	4,071	3.26	542,450	4,564	3.37
Interest bearing deposits with banks	1,901,748	642	0.14	1,613,303	235	0.06	1,355,623	420	0.12
Total interest earning assets	38,332,874	329,519	3.44	37,907,414	334,528	3.53	37,767,710	338,376	3.58
Allowance for credit losses	(346,437)			(350,388)			(309,382)
Cash and due from banks	213,452			335,083			291,803
Other assets	3,314,308			3,237,689			3,558,927
Unrealized gains on securities available for sale, net	29,733			31,661			47,679
Total assets	$41,543,930			$41,161,459			$41,356,737
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$18,771,619	$10,605	0.23%	$17,784,985	$11,166	0.25%	$14,542,470	$13,323	0.37%
Time deposits	4,126,253	4,394	0.43	4,609,778	6,279	0.54	8,027,346	19,028	0.95
Total interest bearing deposits	22,897,872	14,999	0.26	22,394,763	17,445	0.31	22,569,816	32,351	0.57
Short-term borrowings	860,474	1,464	0.68	873,927	1,168	0.53	1,533,246	2,588	0.68
Long-term borrowings (4)	1,595,814	11,312	2.84	2,200,836	14,128	2.57	2,959,728	19,318	2.61
Total interest bearing liabilities	25,354,160	27,775	0.44	25,469,526	32,741	0.51	27,062,790	54,257	0.80
Non-interest bearing deposits	10,701,948			10,328,412			8,820,877
Other liabilities	692,979			654,724			942,399
Shareholders’ equity	4,794,843			4,708,797			4,530,671
Total liabilities and shareholders’ equity	$41,543,930			$41,161,459			$41,356,737
Net interest income/interest rate spread (5)		$301,744	3.00%		$301,787	3.02%		$284,119	2.78%
Tax equivalent adjustment		(718)			(880)			(1,033)
Net interest income, as reported		$301,026			$300,907			$283,086
Net interest margin (6)			3.14%			3.18%			3.00%
Tax equivalent effect			0.01			—			0.01
Net interest margin on a fully tax equivalent basis (6)			3.15%			3.18%			3.01%

The following table reflects the components of net interest income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$32,641,362	$938,323	3.83%	$31,522,268	$970,814	4.11%
Taxable investments (3)	3,191,930	45,717	1.91	3,527,823	65,402	2.47
Tax-exempt investments (1)(3)	480,599	11,621	3.22	563,459	14,207	3.36
Interest bearing deposits with banks	1,588,656	1,101	0.09	1,130,257	2,296	0.27
Total interest earning assets	37,902,547	996,762	3.51	36,743,807	1,052,719	3.82
Allowance for credit losses	(348,011)			(283,508)
Cash and due from banks	263,910			318,370
Other assets	3,290,439			3,492,846
Unrealized gains on securities available for sale, net	35,490			33,441
Total assets	$41,144,375			$40,304,956
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$17,730,438	$32,896	0.25%	$13,834,930	$64,463	0.62%
Time deposits	4,853,891	21,766	0.60	8,501,949	91,699	1.44
Total interest bearing deposits	22,584,329	54,662	0.32	22,336,879	156,162	0.93
Short-term borrowings	966,544	4,390	0.61	1,723,947	9,275	0.72
Long-term borrowings (4)	2,037,312	40,595	2.66	2,873,912	53,240	2.47
Total interest bearing liabilities	25,588,185	99,647	0.52	26,934,738	218,677	1.08
Non-interest bearing deposits	10,147,130			7,995,759
Other liabilities	690,100			902,012
Shareholders’ equity	4,718,960			4,472,447
Total liabilities and shareholders’ equity	$41,144,375			$40,304,956
Net interest income/interest rate spread (5)		$897,115	2.99%		$834,042	2.74%
Tax equivalent adjustment		(2,515)			(3,058)
Net interest income, as reported		$894,600			$830,984
Net interest margin (6)			3.15%			3.02%
Tax equivalent effect			0.01%			0.01%
Net interest margin on a fully tax equivalent basis (6)			3.16%			3.03%
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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2021 Compared to September 30, 2020			Nine Months Ended September 30, 2021 Compared to September 30, 2020
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$1,771	$(7,856)	$(6,085)	$33,667	$(66,158)	$(32,491)
Taxable investments	(266)	(1,466)	(1,732)	(5,809)	(13,876)	(19,685)
Tax-exempt investments*	(889)	(373)	(1,262)	(2,022)	(564)	(2,586)
Interest bearing deposits with banks	182	40	222	697	(1,892)	(1,195)
Total increase (decrease) in interest income	798	(9,655)	(8,857)	26,533	(82,490)	(55,957)
Interest Expense:
Savings, NOW and money market deposits	3,234	(5,952)	(2,718)	14,669	(46,236)	(31,567)
Time deposits	(6,860)	(7,774)	(14,634)	(29,613)	(40,320)	(69,933)
Short-term borrowings	(1,144)	20	(1,124)	(3,606)	(1,279)	(4,885)
Long-term borrowings and junior subordinated debentures	(9,548)	1,542	(8,006)	(16,428)	3,783	(12,645)
Total decrease in interest expense	(14,318)	(12,164)	(26,482)	(34,978)	(84,052)	(119,030)
Total increase in net interest income	$15,116	$2,509	$17,625	$61,511	$1,562	$63,073

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income

Non-interest income decreased $6.8 million and $18.7 million for the three and nine months ended September 30, 2021 as compared to the same periods of 2020. The following table presents the components of non-interest income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Trust and investment services	$3,550	$3,068	$10,411	$9,307
Insurance commissions	1,610	1,816	5,805	5,426
Service charges on deposit accounts	5,428	3,952	15,614	13,189
Gains (losses) on securities transactions, net	787	(46)	1,263	(127)
Fees from loan servicing	2,894	2,551	8,980	7,526
Gains on sales of loans, net	6,442	13,366	20,016	26,253
Gains on sales of assets, net	344	894	380	716
Bank owned life insurance	2,018	(1,304)	6,824	7,661
Other	19,358	24,975	47,497	65,548
Total non-interest income	$42,431	$49,272	$116,790	$135,499

Service charges on deposits accounts increased by $1.5 million and $2.4 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, mostly due to a decline in waived fees largely related to COVID-19 customer relief efforts during the second and third quarters of 2020.

Net gains on sales of loans decreased $6.9 million and $6.2 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020. Net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. The net losses from the change in the fair value of loans held for sale totaled $403 thousand and $10.4 million for the three and nine months ended September 30, 2021, respectively, as compared to net gains of $4.3 million and $8.3 million for the three and nine months ended September 30, 2020, respectively. During the third quarter 2021, we sold approximately $234.6 million of residential mortgage loans as compared to $301.2 million during the third quarter 2020. See further discussion of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.

Bank owned life insurance income increased $3.3 million for the three months ended September 30, 2021 as compared to the same period in 2020. The increase was attributable to a mortality contingency reserve adjustment recorded in third quarter 2020.

Other non-interest income decreased $5.6 million and $18.1 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020 primarily due to lower fee income related to derivative interest rate swaps executed with commercial lending customers caused by lower transaction volumes. Swap fee income totaled $8.8 million and $19.2 million for the three months ended September 30, 2021 and 2020, respectively, and $22.6 million and $48.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Non-Interest Expense

Non-interest expense increased $14.7 million and $34.0 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020. The following table presents the components of non-interest expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Salary and employee benefits expense	$93,992	$83,626	$273,190	$247,886
Net occupancy and equipment expense	32,402	31,116	97,112	96,774
FDIC insurance assessment	3,644	4,847	10,294	14,858
Amortization of other intangible assets	5,298	6,377	16,753	18,528
Professional and legal fees	13,492	8,762	27,250	22,646
Loss on extinguishment of debt	—	2,353	8,406	2,353
Amortization of tax credit investments	3,079	2,759	8,795	9,403
Telecommunications expense	2,615	2,094	8,507	7,247
Other	20,400	18,251	56,721	53,312
Total non-interest expense	$174,922	$160,185	$507,028	$473,007

Salary and employee benefits expense increased $10.4 million and $25.3 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020 primarily due to strategic increases in our headcount to enhance lending and operations and increases in our branch compensation to preserve staffing and service levels, and to keep pace with the increases in wage demand across the industry. In addition, higher cash and stock-based incentive compensation accruals and health insurance costs also contributed to the increases in both periods.

FDIC insurance assessment expense decreased $1.2 million and $4.6 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020 mostly due to the Bank's improved capital position and overall risk profile.

Professional and legal fees increased $4.7 million and $4.6 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020. The increases were largely attributable to a $2.1 million accrual for general litigation reserves, $1.3 million of merger related fees, as well as increased consulting expenses during the three and nine months ended September 30, 2021. Higher consulting expenses mostly related to our technology transformation efforts and new product initiatives.

Loss on extinguishment of debt totaled $8.4 million for the nine months ended September 30, 2021 reflecting the prepayment of approximately $248 million of long-term FHLB advances during the second quarter 2021. The loss on extinguishment of debt totaling $2.4 million during the three and nine months ended September 30, 2020 was related to the prepayment of $50 million of long-term institutional repo borrowings. All the prepayments were funded by excess cash liquidity at the Bank. See Note 10 to the consolidated financial statements for additional information regarding our borrowed funds.

Other non-interest expense increased $2.1 million and $3.4 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020. These increases were largely due to higher data processing costs, OREO related expenses as well as incrementally higher operating expenses in several categories due to the expansion of our operations.

See Notes 9 and 14 to the consolidated financial statements for information regarding the amortization of other intangible assets and tax credit investments, respectively.

Efficiency Ratio
The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted primarily by the amortization of tax credit investments, as well as infrequent charges within non-interest income and expense, including, but not limited to loss on extinguishment of debt, litigation reserves and merger related expenses.

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Total non-interest expense	$174,922	$160,185	$507,028	$473,007
Less: Loss on extinguishment of debt (pre-tax)	—	2,353	8,406	2,353
Less: Amortization of tax credit investments (pre-tax)	3,079	2,759	8,795	9,403
Less: Litigation reserve (a)	2,100	—	2,100	—
Less: Merger related expenses (pre-tax) (a)	1,287	106	1,287	1,774
Total non-interest expense, adjusted	$168,456	$154,967	$486,440	$459,477
Net interest income	$301,026	$283,086	$894,600	$830,984
Total non-interest income	42,431	49,272	116,790	135,499
Add: (Gains) losses on available for sale and held to maturity securities transactions, net (pre-tax) (b)	(788)	46	(557)	127
Total net interest income and non-interest income	$342,669	$332,404	$1,010,833	$966,610
Efficiency ratio	50.93%	48.20%	50.13%	48.94%
Efficiency ratio, adjusted	49.16%	46.62%	48.12%	47.53%

(a)    Included in professional and legal fees.
(b)    Included in gains on securities transactions, net.

Income Taxes

Income tax expense totaled $42.4 million for the third quarter 2021 as compared to $42.9 million and $38.9 million for the second quarter 2021 and third quarter 2020, respectively, and $124.6 million and $101.5 million for the nine months ended September 30, 2021 and 2020, respectively. Our effective tax rate was 25.7 percent, 26.2 percent and 27.5 percent for the third quarter 2021, second quarter 2021 and third quarter 2020, respectively. The decrease in the effective tax rate in the third quarter 2021 as compared to the second quarter 2021 and the third quarter 2020 was mainly due to the increase in excess stock compensation benefit.

U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. For the remainder of 2021, we currently estimate that our effective tax rate will range from 25 percent to 27 percent.
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

The following tables present the financial data for each business segment for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,373,897	$25,324,485	$5,634,492	$—	$38,332,874
Income (loss) before income taxes	37,132	141,927	2,846	(16,901)	165,004
Annualized return on average interest earning assets (before tax)	2.01%	2.24%	0.20%	N/A	1.72%

	Three Months Ended September 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,126,157	$25,389,107	$5,252,446	$—	$37,767,710
Income (loss) before income taxes	34,565	121,351	1,066	(15,717)	141,265
Annualized return on average interest earning assets (before tax)	1.94%	1.91%	0.08%	N/A	1.50%

See Note 15 to the consolidated financial statements for additional information.
Consumer Lending

This consumer lending segment represented 22.3 percent of our loan portfolio at September 30, 2021, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 13.3 percent of our loan portfolio at September 30, 2021) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 4.8 percent of total loans at September 30, 2021) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, and insurance services.

Average interest earning assets in this segment increased $247.7 million to $7.4 billion for the three months ended September 30, 2021 as compared to the third quarter 2020. The increase was largely due to loan growth from origination of new residential mortgage loans and automobile loans over most of the last 12-month period.

Income before income taxes generated by the consumer lending segment increased $2.6 million to $37.1 million for the third quarter 2021 as compared to the third quarter 2020 largely due to a $10.0 million decrease in the provision for loan losses and lower non-interest expense, partially offset by a $11.7 million decrease in non-interest income coupled with a $2.0 million increase in the internal transfer expense. The decrease of $11.7 million in non-interest income was partly due to a $6.9 million decrease in net gains on sales of loans for the three months ended September 30, 2021. The decrease in the provision for loan losses was mainly due to the improvement in the economic forecast component of the allowance for loan losses at September 30, 2021 as compared to September 30, 2020. See further details in the "Allowance for Credit Losses" section of this MD&A.

The net interest margin on the consumer lending portfolio decreased 11 basis points to 2.97 percent for the third quarter 2021 as compared to the third quarter 2020 mainly due to a 40 basis point decrease in the yield on average loans, partially offset by a 29 basis point decrease in the costs associated with our funding sources. The 40 basis point decrease in loan yield was largely due to lower yielding new loan volumes and normal loan repayments. The decrease in our funding costs was mainly due to continued runoff of higher cost time deposits, some customer migration to lower cost deposits without stated maturities and lower rates offered on deposit products. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
Commercial Lending

The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $5.6 billion and represented 17.3 percent of the total loan portfolio at September 30, 2021. Commercial real estate loans and construction loans totaled $19.7 billion and represented 60.4 percent of the total loan portfolio at September 30, 2021.

Average interest earning assets in this segment decreased approximately $64.6 million to $25.3 billion for the three months ended September 30, 2021 as compared to the third quarter 2020 mostly due to commercial and industrial PPP loans which were paid off (forgiven), largely offset by strong new loan originations concentrated in the commercial real estate loan portfolio.

For the three months ended September 30, 2021, income before income taxes for the commercial lending segment increased $20.6 million to $141.9 million as compared to the third quarter 2020 mainly driven by a $18.5 million increase in net interest income and a $17.5 million decrease in the provision for loan losses, partially offset by lower non-interest income and higher internal expense. Net interest income for this segment increased to $237.1 million for the third quarter 2021 as compared to the same period in 2020 primarily due to lower funding costs. The provision for loan losses decreased by $17.5 million mainly due to the improvement in the economic forecast component of the allowance for loan losses as compared to September 30, 2020. Non-interest income decreased $8.8 million to $11.6 million for the three months ended September 30, 2021 as compared to the third quarter 2020 mainly due to a $10.4 million decrease in swap fee income related to derivative interest rate swaps executed with commercial loan customers. Internal transfer expense increased $4.8 million for the third quarter 2021 as compared to the third quarter 2020 partly due to general increases related to organic growth in our business.

The net interest margin for this segment increased 28 basis points to 3.74 percent for the third quarter 2021 as compared to the third quarter 2020 due to a 29 basis point decrease in the cost of our funding sources, which was marginally offset by a 1 basis point decrease in the yield on average loans.
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

Average interest earning assets in this segment increased $382.0 million during the third quarter 2021 as compared to the third quarter 2020 due to a $546.1 million increase in average interest bearing deposits with banks, partially offset by a $164.1 million decrease in average investment securities. The increase in overnight investments and deposits with other banks was largely due to our higher levels of excess liquidity during the third quarter 2021 as we continued to experience a surge in customer deposits. The decrease in average investment securities was mainly driven by principal repayments on securities with a slower rate of reinvestment activity due to the low interest rate environment and our preference to fund loan growth. However, average investments did increase $73.9 million as compared to the linked second quarter 2021 as we modestly increased our investment purchases in the third quarter 2021.

During the second quarter 2021, income before income taxes for the investment management segment increased $1.8 million to $2.8 million as compared to $1.1 million for the third quarter 2020 mostly due to an increase in both net interest income and non-interest income, partially offset by higher internal transfer expense. The increase in net interest income totaled $753 thousand and was mainly due to the decreased cost of funding, partially offset by lower yields on our investments securities and lower average investment balances. Non-interest income increased $3.3 million in the third quarter 2021 as compared to the third quarter 2020 mainly due to higher bank owned life insurance income. See the "Non-Interest Income" section for more details.

The net interest margin for this segment decreased 2 basis points to 1.18 percent for the third quarter 2021 as compared to the same quarter in 2020 largely due to a 31 basis point decrease in the yield on average investments, partially offset by a 29 basis point decrease in our cost of funding. The decrease in the yield on average investments as compared to the third quarter 2020 was largely driven by the lower yielding investment securities and the higher average holdings in low yielding overnight cash investments.
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

The corporate segment recognized pre-tax losses of $16.9 million and $15.7 million for the three months ended September 30, 2021 and 2020, respectively. The $1.2 million increase in the pre-tax loss for the third quarter 2021 was mainly driven by the $19.2 million increase in non-interest expense largely caused by higher salaries and employee benefits expense, and professional and legal fees for the three months ended September 30, 2021. These items were partially offset by increases of $10.3 million and $8.9 million in non-interest income and internal transfer income, respectively. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.

The following tables present the financial data for each business segment for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,176,086	$25,465,276	$5,261,185	$—	$37,902,547
Income (loss) before income taxes	104,308	411,712	9,149	(41,741)	483,428
Annualized return on average interest earning assets (before tax)	1.94%	2.16%	0.23%	N/A	1.70%

	Nine Months Ended September 30, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,187,839	$24,334,429	$5,221,538	$—	$36,743,806
Income (loss) before income taxes	80,367	326,713	16,426	(36,777)	386,729
Annualized return on average interest earning assets (before tax)	1.49%	1.79%	0.42%	N/A	1.40%

Consumer Lending

Average interest earning assets in this segment decreased $11.8 million to $7.2 billion for the nine months ended September 30, 2021 as compared to the same period in 2020. The decrease was largely due to runoff from principal repayments with a higher percentage of new and refinanced mortgage loans originated for sale rather than held for investment over the last 12 month period. However, automobile loan demand, which was tempered during much of 2020 due to the onset of the COVID-19 pandemic, was strong during the nine months ended September 30, 2021 due to built up demand for auto purchases by consumers.

Income before income taxes generated by the consumer lending segment increased $23.9 million to $104.3 million for the nine months ended September 30, 2021 as compared to the same period in 2020 largely due to a lower provision for loan losses and non-interest expense, and an increase in net interest income. The provision for loan losses decreased $21.8 million to a credit (negative) provision of $6.5 million for the nine months ended September 30, 2021 from a $15.3 million provision for the same period of 2020. The lower provision was mainly due to the improved economic forecast component of the allowance for loan losses as compared to September 30, 2020, as well as better actual loan performance within these loan categories. See further details in the "Allowance for Credit Losses" section of this MD&A. Net interest income increased $4.7 million primarily due to the lower funding costs, which were partially offset by lower loan yields, as well as the modest decline in average interest earning assets. The higher net interest income was partially offset by a $7.9 million decrease in non-interest income, which was largely attributable to lower net gains on sales of loans for the nine months ended September 30, 2021 as compared to the same period in 2020.

The net interest margin on the consumer lending portfolio increased 10 basis points to 3.04 percent for the nine months ended September 30, 2021 as compared to the same period one year ago mainly due to a 46 basis point decrease in the costs associated with our funding sources, partially offset by a 36 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly due to a greater mix of non-interest bearing deposits, deposits continuing to reprice at lower interest rates and the repayment of maturing higher cost borrowings. The 36 basis point decrease in loan yield was largely due to lower yielding new loan volumes and normal loan repayments.

Commercial Lending

Average interest earning assets in this segment increased $1.1 billion to $25.5 billion for the nine months ended September 30, 2021 as compared to the same period in 2020. This increase was mainly due to PPP loan originations during the last 12 months, as well as organic commercial real estate loan growth during the nine months ended September 30, 2021.

For the nine months ended September 30, 2021, income before income taxes for the commercial lending segment increased $85.0 million to $411.7 million as compared to the same period in 2020 mainly driven by an increase in net interest income and a lower provision for loan losses. Net interest income increased $67.8 million to $703.6 million for the nine months ended September 30, 2021 as compared to the same period in 2020 largely due to lower funding costs and the higher average commercial loan balances during the current period. The provision for credit losses decreased $63.0 million to $27.8 million during the nine months ended September 30, 2021 as compared to $90.8 million for the same period in 2020. The decrease in the provision for loan losses was mainly due to an improvement in the economic forecast component of the allowance for loan losses and other qualitative factors related to the COVID-19 pandemic as compared to September 30, 2020. See the "Allowance for Credit Losses" section below for further details. The positive impact of the aforementioned items was partially offset by a decrease in non-interest income, as well as higher non-interest expense and internal transfer expense. Non-interest income decreased $23.0 million for the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to a $25.5 million decrease in fee income related to derivative interest rate swaps executed with commercial loan customers. Internal transfer expense increased $15.5 million to $212.9 million for the nine months ended September 30, 2021 as compared to the same period in 2020.

The net interest margin for this segment increased 20 basis points to 3.68 percent for the nine months ended September 30, 2021 as compared to the same period in 2020 due to a 46 basis point decrease in the cost of our funding sources, partially offset by a 26 basis point decrease in yield on average loans.
Investment Management

Average interest earning assets in this segment increased $39.6 million during the nine months ended September 30, 2021 as compared to the same period in 2020. Within the category, a $458.4 million increase in average interest bearing deposits with banks was largely offset by $418.8 million decrease in average investment securities. The increase in our excess liquidity held in overnight interest bearing deposits with banks was mainly caused by strong deposits growth over the 12-month period and management's lower rate of reinvestment in investment securities for most of the same period.

For the nine months ended September 30, 2021, income before income taxes for the investment management segment decreased $7.3 million to $9.1 million as compared to the same period in 2020 mainly due to decreases in the net interest income and non-interest income and a higher internal expense transfer. The negative impact of these items was partially offset by a decline in the provision for credit losses for held to maturity debt securities from a $688 thousand provision for the nine months ended September 30, 2020 to a credit of $353 thousand for the nine months ended September 30, 2021.

The net interest margin for this segment decreased 15 basis points to 1.19 percent for the nine months ended September 30, 2021 as compared to the same period in 2020 largely due to a 61 basis point decrease in the yield on average investments, partially offset by a 46 basis point decrease in costs associated with our funding sources. The decrease in the yield on average investments as compared to the same period of 2020 was mainly due to lower yielding investment securities and excess liquidity held in low yielding overnight investments.
Corporate and other adjustments

The pre-tax net loss for the corporate segment totaled $41.7 million for the nine months ended September 30, 2021 as compared to $36.8 million for the same period in 2020. The negative change of $5.0 million was mainly due to an increase in non-interest expense, partially offset by higher internal transfer income and greater non-interest income. Non-interest expense increased $33.3 million to $372.2 million for the nine months ended September 30, 2021 as compared to the same period in 2020 partially due to increases in salaries and employee benefits expenses, professional and legal fees and the loss on extinguishment of debt during the current period as compared to prior. Internal transfer income increased $18.5 million to $316.7 million for the nine months ended September 30, 2021 as compared to the same period in 2020.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2021. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of September 30, 2021. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2021. Although the size of Valley’s balance sheet is forecasted to remain static as of September 30, 2021 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter 2021. The model also utilizes an immediate parallel shift in market interest rates at September 30, 2021.

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$104,613	8.88%
+100	52,462	4.45
–100	(54,113)	(4.59)
–200	(78,513)	(6.66)

As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12 month period by 4.45 percent. Management believes the interest rate sensitivity remains within an acceptable tolerance range at September 30, 2021. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
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

The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 110 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at September 30, 2021.

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

On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities classified as trading and available for sale, loans held for sale, and from time to time, federal funds sold and receivables related to unsettled securities transactions. Total liquid assets were approximately $3.0 billion, representing 7.9 percent of earning assets at September 30, 2021 and $3.1 billion, representing 8.3 percent of earning assets at December 31, 2020. Of the $3.0 billion of liquid assets at September 30, 2021, approximately $547.5 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $747 million in principal payments from securities in the total investment portfolio over the next 12 month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.

Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at September 30, 2021) are projected in accordance with their scheduled contractual terms to be approximately $10.4 billion over the next 12 month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities.

On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $29.2 billion and $25.8 billion for the nine months ended September 30, 2021 and for the year ended December 31, 2020, respectively, representing 77.6 percent and 69.8 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.

Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous banks. While these lending lines are uncommitted, management believes that the Bank could borrow approximately $1.5 billion from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Additionally, Valley's collateral pledged to the FHLB may be used to obtain Municipal Letters of Credit (MULOC) to collateralize certain municipal deposits held by Valley. At September 30, 2021, Valley had $1.0 billion of MULOCs outstanding for this purpose. Furthermore, we can obtain overnight borrowings from the Federal Reserve Bank of New York via the discount window as a contingency for additional liquidity. At September 30, 2021, our borrowing capacity (excluding added capacity available to us by pledging PPP loans) under the Federal Reserve Bank's discount window was $1.8 billion.

We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) decreased approximately $364.6 million to $783.3 million at September 30, 2021 as compared to December 31, 2020 due to normal FHLB advance repayments.
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

During the second quarter 2021, Valley redeemed $60 million of callable subordinated notes and issued $300 million of 3.00 percent subordinated notes. See Note 10 to the consolidated financial statements for additional information.
Investment Securities Portfolio

As of September 30, 2021, we had $36.1 million, $4.8 million, $1.2 billion and $2.6 billion in equity, trading debt, available for sale and held to maturity debt securities, respectively. Our trading securities portfolio wholly consists of investment grade municipal bonds. The equity securities consisted of one publicly traded mutual fund, CRA investments and several other equity investments we have made in companies that develop new financial technologies and in a partnership that invests in such companies. Our CRA and other equity investments are a mixture of both publicly traded entities and privately held entities. Held to maturity and available for sale debt securities portfolios include U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds. Among other securities, our available for sale debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, that may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers.

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

We have evaluated all available for sale debt securities that are in an unrealized loss position as of September 30, 2021 and determined that the declines in fair value are mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment charges during the three and nine months ended September 30, 2021 and, as a result, there was no allowance for credit losses for available for sale debt securities at September 30, 2021. There was no allowance for credit losses for available for sale debt securities at December 31, 2020.

Held to maturity debt securities. Valley estimates the expected credit losses on held to maturity debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero loss expectation for certain securities within the held to maturity portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds, which are excluded from the model. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. Held to maturity debt securities were carried net of allowance for credit losses totaling $1.1 million and $1.4 million at September 30, 2021 and December 31, 2020, respectively. There were no net charge-offs of held to maturity debt securities for the three and nine months ended September 30, 2021 and 2020.

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

The following table presents the held to maturity and available for sale debt securities portfolios by investment grades at September 30, 2021:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA Rated	$1,016,325	$23,138	$(2,483)	$1,036,980
AA Rated	63,001	339	(722)	62,618
A Rated	6,173	89	—	6,262
BBB Rated	29,313	891	—	30,204
Non-investment grade	4,996	42	—	5,038
Not rated	64,982	2,244	(51)	67,175
Total	$1,184,790	$26,743	$(3,256)	$1,208,277
Held to maturity investment grades: *
AAA Rated	$2,260,843	$30,971	$(18,015)	$2,273,799
AA Rated	159,468	3,862	(129)	163,201
A Rated	12,512	389	—	12,901
BBB Rated	6,000	418	—	6,418
Non-investment grade	5,595	—	(75)	5,520
Not rated	139,985	224	(5,737)	134,472
Total	$2,584,403	$35,864	$(23,956)	$2,596,311

*	Rated using external rating agencies. Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA rated category of the held to maturity debt securities (in the above table) are mainly related to residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae. The investment securities held to maturity portfolio included $140.0 million of investments not rated by the rating agencies with aggregate unrealized losses of $5.7 million at September 30, 2021 related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million.
See Note 7 to the consolidated financial statements for additional information regarding our investments securities portfolio.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	($ in thousands)
Loans
Commercial and industrial:
Commercial and industrial	$4,761,227	$4,733,771	$4,784,017	$4,709,569	$4,625,880
Commercial and industrial PPP loans	874,033	1,350,684	2,364,627	2,152,139	2,277,465
Total commercial and industrial *	5,635,260	6,084,455	7,148,644	6,861,708	6,903,345
Commercial real estate:
Commercial real estate	17,912,070	17,512,142	16,923,627	16,724,998	16,815,587
Construction	1,804,580	1,752,838	1,786,331	1,745,825	1,720,775
Total commercial real estate	19,716,650	19,264,980	18,709,958	18,470,823	18,536,362
Residential mortgage	4,332,422	4,226,975	4,060,492	4,183,743	4,284,595
Consumer:
Home equity	402,658	410,856	409,576	431,553	457,083
Automobile	1,563,698	1,531,262	1,444,883	1,355,955	1,341,659
Other consumer	956,126	938,926	912,863	913,330	892,542
Total consumer loans	2,922,482	2,881,044	2,767,322	2,700,838	2,691,284
Total loans*	$32,606,814	$32,457,454	$32,686,416	$32,217,112	$32,415,586
As a percent of total loans:
Commercial and industrial	17.3%	18.7%	21.9%	21.3%	21.3%
Commercial real estate	60.4	59.4	57.2	57.3	57.2
Residential mortgage	13.3	13.0	12.4	13.0	13.2
Consumer loans	9.0	8.9	8.5	8.4	8.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*     Includes net unearned discount and deferred loan fees of $73.0 million, $86.1 million, $108.6 million, $95.8 million, and $116.2 million at September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020, and September 30, 2020, respectively. Net unearned discounts and deferred loan fees included $27.6 million, $40.9 million, $57.2 million, $43.2 million and $54.4 million of net unearned fees related to PPP loans at September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020, and September 30, 2020, respectively.

Commercial and industrial loans decreased $449.2 million, or 29.5 percent on an annualized basis, to $5.6 billion at September 30, 2021 as compared to June 30, 2021 mostly due to $476.7 million of PPP loans that were forgiven (i.e., repaid) during the third quarter 2021. As of September 30, 2021, nearly 100 percent of the PPP loan balances from the first two rounds of our funding under the SBA program have been forgiven. Valley expects the majority of the remaining $874 million of PPP loans on September 30, 2021 to qualify for forgiveness under the guidelines of the SBA program, which is expected to negatively impact our ability to grow the commercial and industrial loan portfolio. Non-PPP commercial and industrial loans modestly increased by $27.5 million at September 30, 2021 as compared to June 30, 2021.
Commercial real estate loans (excluding construction loans) increased $399.9 million, or 9.1 percent on an annualized basis, to $17.9 billion at September 30, 2021 from June 30, 2021 reflecting solid organic growth mainly due to strong demand for non-owner occupied loans across our geographic footprint driven by low interest rates. Construction loans increased $51.7 million to $1.8 billion at September 30, 2021 from June 30, 2021 partially due to higher demand for commercial and residential construction projects.
Residential mortgage loans increased $105.4 million, or 10.0 percent on an annualized basis during the third quarter 2021 due to continued strong origination of new and refinanced residential mortgage loans totaling $622.1 million for the third quarter 2021 as compared to $753.2 million and $540.2 million for the second quarter 2021 and third quarter 2020, respectively. Florida originations totaled approximately $163 million and represented 26 percent of total originations. Of the total originations in the third quarter 2021, approximately $232.8 million of residential mortgage loans were originated for sale rather than held for investment as compared to $253.9 million during the second quarter 2021. During the third quarter 2021 we retained over 60 percent of the total residential mortgages originations in our held for investment loan portfolio. We sold approximately $235 million of residential mortgage loans held for sale during the third quarter 2021 and may continue to sell a large portion of our new fixed rate residential mortgage loan originations during the fourth quarter 2021 based upon normal management of the interest rate risk and mix of the interest earning assets on our balance sheet.
Home equity loans decreased by $8.2 million to $402.7 million at September 30, 2021 from June 30, 2021. New home equity loan volumes and customer usage of existing home equity lines of credit continue to be modest, despite the favorable low interest rate environment.
Automobile loans increased by $32.4 million, or 8.5 percent on an annualized basis, to $1.6 billion at September 30, 2021 as compared to June 30, 2021. Consumer demand seen across the auto industry was solid during the first half of 2021 but started to slow in the third quarter 2021. We originated $201 million in auto loans through our dealership network during the third quarter 2021 as compared to $251 million in the second quarter 2021. Of the total originations our Florida dealership network contributed $30.4 million in auto loan originations, representing approximately 15 percent of new loans, during the third quarter 2021. Strong auto loan originations experienced in the first half of 2021 slowed during the third quarter 2021 due to inventory and auto part shortages caused by supply chain disruptions affecting auto industry. In the early stages of the fourth quarter 2021, vehicle inventories are near record lows, driving prices higher. This trend may negatively impact our auto loan growth in fourth quarter 2021 and beyond.
Other consumer loans increased $17.2 million to $956.1 million at September 30, 2021 as compared to $938.9 million at June 30, 2021 mainly due to higher new loan originations and consumer usage of collateralized personal lines of credit.
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
For the remainder of 2021, we continue to believe that our non-PPP loan growth will remain strong. In the early stages of the fourth quarter 2021, we are encouraged that our loan origination pipelines remain robust. During the third quarter 2021, approximately 57 percent of our commercial real estate loan growth came from the New York and New Jersey market area. However, there can be no assurance that those positive trends will continue, or balances will not decline from September 30, 2021 given the effects of the COVID-19 pandemic and the potential for unforeseen changes in consumer confidence and the economy, and other market conditions and supply chain issues. We believe that many of our SBA PPP loans will continue to be forgiven in the fourth quarter 2021 in accordance with the rules of this program resulting in further reduction in these loan balances.

Non-performing Assets

Non-performing assets (NPA) include non-accrual loans, other real estate owned (OREO), and other repossessed assets (which primarily consists of automobiles and taxi medallions) at September 30, 2021. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less estimated cost to sell.

Our NPAs increased $31.1 million to $257.7 million at September 30, 2021 as compared to June 30, 2021 mainly due to a $37.0 million increase in non-accrual commercial real estate loans (see table below). NPAs as a percentage of total loans and NPAs totaled 0.78 percent and 0.69 percent at September 30, 2021 and June 30, 2021, respectively (as shown in the table below). We believe our total NPAs has remained relatively low as a percentage of the total loan portfolio over the past 12 months, despite the uptick in non-accrual borrowers mainly caused by COVID-19 pandemic. The level of NPAs is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the uncertain path of the recovery from the COVID -19 pandemic and some of our borrowers that are still performing under forbearance agreements, management cannot provide assurance that our non-performing assets will not increase substantially from the levels reported at September 30, 2021.

The following table sets forth by loan category accruing past due and non-performing assets at the dates indicated in conjunction with our asset quality ratios:

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$2,677	$3,867	$3,763	$6,393	$6,587
Commercial real estate	22,956	40,524	11,655	35,030	26,038
Construction	—	—	—	315	142
Residential mortgage	9,293	8,479	16,004	17,717	22,528
Total Consumer	5,463	6,242	5,480	10,257	8,979
Total 30 to 59 days past due	40,389	59,112	36,902	69,712	64,274
60 to 89 days past due:
Commercial and industrial	985	1,361	1,768	2,252	3,954
Commercial real estate	5,897	11,451	5,455	1,326	610
Residential mortgage	974	1,608	2,233	10,351	3,760
Total Consumer	1,617	985	1,021	1,823	1,352
Total 60 to 89 days past due	9,473	15,405	10,477	15,752	9,676
90 or more days past due:
Commercial and industrial	2,083	2,351	2,515	9,107	6,759
Commercial real estate	1,942	1,948	—	993	1,538
Residential mortgage	1,002	956	2,472	3,170	891
Total Consumer	325	463	417	271	753
Total 90 or more days past due	5,352	5,718	5,404	13,541	9,941
Total accruing past due loans	$55,214	$80,235	$52,783	$99,005	$83,891
Non-accrual loans:
Commercial and industrial	$100,614	$102,594	$108,988	$106,693	$115,667
Commercial real estate	95,843	58,893	54,004	46,879	41,627
Construction	17,653	17,660	71	84	2,497
Residential mortgage	33,648	35,941	33,655	25,817	23,877
Total Consumer	4,073	4,924	7,292	5,809	7,441
Total non-accrual loans	251,831	220,012	204,010	185,282	191,109
Other real estate owned (OREO)	3,967	4,523	4,521	5,118	7,746
Other repossessed assets	1,896	2,060	1,857	3,342	3,988
Non-accrual debt securities	—	—	129	815	783
Total non-performing assets (NPAs)	$257,694	$226,595	$210,517	$194,557	$203,626
Performing troubled debt restructured loans	$64,832	$64,080	$67,102	$57,367	$58,090
Total non-accrual loans as a % of loans	0.77%	0.68%	0.62%	0.58%	0.59%
Total NPAs as a % of loans and NPAs	0.78	0.69	0.64	0.60	0.62
Total accruing past due and non-accrual loans as a % of loans	0.94	0.93	0.79	0.88	0.85
Allowance for loan losses as a % of non-accrual loans	136.01	154.23	168.07	183.64	170.08

Loans past due 30 to 59 days decreased $18.7 million to $40.4 million at September 30, 2021 as compared to June 30, 2021. Commercial real estate loans past due 30 to 59 days decreased $17.6 million to $23.0 million at September 30, 2021 as compared to June 30, 2021 largely due to two loan relationships totaling $22.2 million that migrated to non-accrual loan status at September 30, 2021.

Loans past due 60 to 89 days decreased $5.9 million to $9.5 million at September 30, 2021 as compared to June 30, 2021. Commercial real estate loans in this delinquency category decreased $5.6 million to $5.9 million at September 30, 2021 mainly as a result of one $10.9 million loan negatively impacted by the COVID-19 pandemic that migrated to non-accrual status at September 30, 2021, partially offset by the addition of a $5.5 million matured commercial real estate loan in the process of renewal in this delinquency category at September 30, 2021.

Loans past due 90 days or more and still accruing interest totaled $5.4 million at September 30, 2021 as compared to $5.7 million at June 30, 2021. All of the loans past due 90 days or more and still accruing reported at September 30, 2021 are considered to be well secured and in the process of collection.

Non-accrual loans increased $31.8 million to $251.8 million at September 30, 2021 as compared to $220.0 million at June 30, 2021 mostly driven by a $37.0 million increase in the commercial real estate loans. This increase was caused by two loans totaling $22.2 million and one loan totaling $10.9 million that migrated to non-accrual status from the 30-59 days and 60 to 89 days past due categories reported at June 30, 2021, respectively. These non-accrual loans totaling $33.1 million have allocated reserves of $3.7 million within our allowance for loan losses at September 30, 2021.

We continue to closely monitor our non-performing New York City and Chicago taxi medallion loans totaling $86.3 million and $577 thousand, respectively, within the commercial and industrial loan category at September 30, 2021.
Due to continued negative trends in estimated fair valuations of the underlying taxi medallion collateral, a weak operating environment for ride services and uncertain borrower performance, all of the taxi medallion loans are on non-accrual status. At September 30, 2021, the taxi medallion loans totaling $86.9 million had related reserves of $58.6 million, or 67.4 percent of such loans. The related reserves were relatively unchanged as compared to June 30, 2021.

Potential declines in the market valuation of taxi medallions and the stressed operating environment mainly within New York City due to the COVID-19 pandemic could negatively impact the future performance of this portfolio. For example, a 25 percent further decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $5.9 million within the allowance for loan losses based upon the taxi medallion loan balances at September 30, 2021. See the "Allowance for Credit Losses" section below for further details on our reserves.

OREO properties totaled $4.0 million at September 30, 2021 and declined $556 thousand as compared to June 30, 2021. Net losses and gains from the sales of OREO properties totaled a $67 thousand loss and a $268 thousand net gain for the three and nine months ended September 30, 2021, respectively, and net gains totaling $109 thousand and $540 thousand for the three and nine months ended September 30, 2020, respectively. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.0 million and $1.9 million at September 30, 2021 and December 31, 2020, respectively.

TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) totaled $64.8 million at September 30, 2021 as compared to $64.1 million at June 30, 2021. Performing TDRs consisted of 96 loans at September 30, 2021. On an aggregate basis, the $64.8 million in performing TDRs at September 30, 2021 had a modified weighted average interest rate of approximately 4.36 percent as compared to a pre-modification weighted average interest rate of 4.60 percent.
Loan Forbearance. In response to the COVID-19 pandemic and its economic impact on certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment, when requested by customers, all of which were insignificant. Under the applicable guidance, none of these loans were classified as TDRs at September 30, 2021 and December 31, 2020.

The following table presents the outstanding loan balances and number of loans in an active payment deferral period under short-term modifications as of September 30, 2021:

	September 30, 2021
	Amount	Number of loans
	($ in thousands)
Commercial and industrial	$2,579	4
Commercial real estate	64,927	17
Residential mortgage	29,485	63
Consumer	1,603	76
Total	$98,594	160
As of September 30, 2021, Valley had approximately $98.6 million of outstanding loans remaining in their payment deferral period under short-term modifications as compared to $142.0 million of loans in deferral at June 30, 2021. Commercial real estate forbearances representing approximately 66 percent of the active deferrals at September 30, 2021 decreased $28.6 million from $93.6 million at June 30, 2021 mainly due to loans being returned to normal interest accrual status following the end of their forebearance periods during the third quarter 2021.
Allowance for Credit Losses for Loans

The allowance for credit losses (ACL) for loans includes the allowance for loan losses and the reserve for unfunded credit commitments. Under CECL, our methodology to establish the allowance for loan losses has two basic components: (1) a collective reserve component for estimated expected credit losses for pools of loans that share common risk characteristics and (2) an individual reserve component for loans that do not share risk characteristics, consisting of collateral dependent, TDR, and expected TDR loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit.

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
For the third quarter 2021, we continued to incorporate a probability weighted three-scenario economic forecast, including Moody's Baseline, S-3 and S-1 scenarios. At September 30, 2021, Valley maintained the majority of its weighting to the Moody’s Baseline scenario and modestly reduced its combined emphasis on the Moody’s S-3 downside and S-1 upside scenarios as compared to June 30, 2021. The Baseline weighting and the S-1 scenario reflect the positive economic developments including federal stimulus and increasing vaccination levels that are expected to improve labor market conditions and promote stronger economic growth during the remainder of 2021. However, this positive outlook could still be tempered by, among other factors, the uncertain ongoing impact of the COVID-19 pandemic on the economic recovery, as well as supply chain constrains contributing to inventory shortages and longer than anticipated elevated levels of inflation.
At September 30, 2021, the Moody's Baseline forecast included the following specific assumptions:
•GDP expansion by over 7.5 percent in the fourth quarter 2021;
•Unemployment of 4.5 percent in the fourth quarter 2021 and improving to 3.4 percent by the third quarter 2022; and
•Strong U.S. economic growth driven by continued consumer spending and congressional passage of another fiscal stimulus package.
See more details regarding our allowance for credit losses for loans in Note 8 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in thousands)
Average loans outstanding	$32,698,382	$32,635,298	$32,515,264	$32,641,362	$31,522,268
Beginning balance - Allowance for credit losses for loans	353,724	354,313	319,723	351,354	164,604
Impact of ASU No. 2016-13 adoption on January 1, 2020 *	—	—	—	—	37,989
Allowance for purchased credit deteriorated (PCD) loans *	—	—	—	—	61,643
Beginning balance, adjusted	353,724	354,313	319,723	351,354	264,236
Loans charged-off:
Commercial and industrial	(1,248)	(10,893)	(13,965)	(19,283)	(31,349)
Commercial real estate	—	—	(695)	(382)	(766)
Residential mortgage	—	(1)	(7)	(139)	(348)
Total consumer	(771)	(1,480)	(2,458)	(3,389)	(7,624)
Total charge-offs	(2,019)	(12,374)	(17,125)	(23,193)	(40,087)
Charged-off loans recovered:
Commercial and industrial	514	678	428	2,781	1,796
Commercial real estate	29	665	60	759	164
Construction	—	—	40	4	80
Residential mortgage	228	191	31	576	626
Total consumer	955	1,474	1,151	3,359	2,454
Total recoveries	1,726	3,008	1,710	7,479	5,120
Net charge-offs	(293)	(9,366)	(15,415)	(15,714)	(34,967)
Provision charged for credit losses	3,496	8,777	31,020	21,287	106,059
Ending balance - Allowance for credit losses for loans	$356,927	$353,724	$335,328	$356,927	$335,328
Components of allowance for credit losses for loans:
Allowance for loan losses	$342,527	$339,324	$325,032	$342,527	$325,032
Allowance for unfunded credit commitments	14,400	14,400	10,296	14,400	10,296
Allowance for credit losses for loans	$356,927	$353,724	$335,328	$356,927	$335,328
Components of provision for credit losses for loans:
Provision for credit losses for loans	$3,496	$5,810	$30,833	$17,998	$105,709
Provision for unfunded credit commitments	—	2,967	187	3,289	350
Total provision for credit losses for loans	$3,496	$8,777	$31,020	$21,287	$106,059

Annualized ratio of net charge-offs to average loans outstanding	0.00%	0.11%	0.19%	0.06%	0.15%

*    The adjustment represents an increase in the allowance for credit losses for loans as a result of the adoption of ASU No. 2016-13 effective January 1, 2020.

Net loan charge-offs totaled $293 thousand for the third quarter 2021 as compared to $9.4 million and $15.4 million for the second quarter 2021 and third quarter 2020, respectively. The decrease in net loan charge-offs for the third quarter 2021 was mainly due to lower commercial and industrial loan charge-offs. The partial gross charge-offs of taxi medallion loans within the commercial and industrial loan category totaled $143 thousand for the third quarter 2021 as compared to $1.4 million and $6.1 million for the second quarter 2021 and third quarter 2020, respectively. The overall level of loan charge-offs (as presented in the above table) continued to trend within management's expectations for the credit quality of the loan portfolio for the third quarter 2021.
The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2021		June 30, 2021		September 30, 2020
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and Industrial loans	$103,877	1.84%	$109,689	1.80%	$130,409	1.89%
Commercial real estate loans:
Commercial real estate	178,206	0.99	168,220	0.96	128,699	0.77
Construction	21,515	1.19	20,919	1.19	15,951	0.93
Total commercial real estate loans	199,721	1.01	189,139	0.98	144,650	0.78
Residential mortgage loans	24,732	0.57	25,303	0.60	28,614	0.67
Consumer loans:
Home equity	4,110	1.02	4,602	1.12	5,972	1.31
Auto and other consumer	10,087	0.40	10,591	0.43	15,387	0.69
Total consumer loans	14,197	0.49	15,193	0.53	21,359	0.79
Total allowance for loan losses	342,527	1.05	339,324	1.05	325,032	1.00
Allowance for unfunded credit commitments	14,400		14,400		10,296
Total allowance for credit losses for loans	$356,927		$353,724		$335,328
Allowance for credit losses for loans as a % loans		1.09%		1.09%		1.03%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments (including standby letters of credit), as a percentage of total loans was 1.09 percent at both September 30, 2021 and June 30, 2021, and 1.03 percent at September 30, 2020. During the third quarter 2021, we recorded a $3.5 million provision for credit losses as compared to $8.8 million and $31.0 million for the second quarter 2021 and the third quarter 2020, respectively. The third quarter 2021 provision reflects, among other factors, additional quantitative reserves related to certain segments of our commercial real estate portfolio, an increase in specific reserves, and non-PPP loan growth, largely offset by a decline in the economic forecast component of the reserve at September 30, 2021 as compared to June 30, 2021. There was no provision for unfunded credit commitments for the third quarter 2021 as the overall level of such reserves remained materially unchanged at September 30, 2021 as compared to June 30, 2021.
At September 30, 2021, the allowance allocations for credit losses as a percentage of total loans increased in commercial and industrial and commercial real estate loan categories as compared to June 30, 2021. The allocated reserves as a percentage of commercial and industrial loans increased by 4 basis points mainly due to the third quarter 2021 repayments (loan forgiveness) of PPP loans guaranteed by the SBA with no related allowance at September 30, 2021. The allocated reserves as a percentage of commercial real estate loans increased 3 basis points largely due to higher quantitative reserves for the non-owner occupied loan portfolio during the third quarter 2021. The allowance for credit losses as a percentage of total non-PPP loans was 1.12 percent, 1.14 percent and 1.11 percent for the third quarter 2021, second quarter 2021 and third quarter 2020, respectively.

Capital Adequacy

A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2021 and December 31, 2020, shareholders’ equity totaled approximately $4.8 billion and $4.6 billion, respectively, which represented 11.7 percent and 11.3 percent of total assets, respectively. During the nine months ended September 30, 2021, total shareholders’ equity increased by $230.4 million primarily due to net income of $358.8 million and a $30.4 million increase attributable to the effect of our stock incentive plan. These positive changes were partially offset by cash dividends declared on common and preferred stock totaling a combined $145.1 million and an increase in other comprehensive loss of $13.7 million.
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

We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of September 30, 2021 and December 31, 2020, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).

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

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at September 30, 2021 and December 31, 2020:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2021
Total Risk-based Capital
Valley	$4,264,369	13.24%	$3,382,946	10.50%	N/A	N/A
Valley National Bank	4,368,271	13.55	3,385,194	10.50	$3,223,994	10.00%
Common Equity Tier 1 Capital
Valley	3,241,285	10.06	2,255,297	7.00	N/A	N/A
Valley National Bank	4,119,028	12.78	2,256,796	7.00	2,095,596	6.50
Tier 1 Risk-based Capital
Valley	3,456,126	10.73	2,738,575	8.50	N/A	N/A
Valley National Bank	4,119,028	12.78	2,740,395	8.50	2,579,195	8.00
Tier 1 Leverage Capital
Valley	3,456,126	8.63	1,602,010	4.00	N/A	N/A
Valley National Bank	4,119,028	10.28	1,602,931	4.00	2,003,664	5.00
As of December 31, 2020
Total Risk-based Capital
Valley	$3,802,223	12.64%	$3,159,019	10.50%	N/A	N/A
Valley National Bank	3,839,922	12.76	3,158,842	10.50	$3,008,421	10.00%
Common Equity Tier 1 Capital
Valley	2,991,085	9.94	2,106,013	7.00	N/A	N/A
Valley National Bank	3,607,625	11.99	2,105,894	7.00	1,955,473	6.50
Tier 1 Risk-based Capital
Valley	3,205,926	10.66	2,557,301	8.50	N/A	N/A
Valley National Bank	3,607,625	11.99	2,557,158	8.50	2,406,736	8.00
Tier 1 Leverage Capital
Valley	3,205,926	8.06	1,591,852	4.00	N/A	N/A
Valley National Bank	3,607,625	9.07	1,591,457	4.00	1,989,321	5.00

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	September 30, 2021	December 31, 2020
	($ in thousands, except for share data)
Common shares outstanding	407,313,664	403,858,998
Shareholders’ equity	$4,822,498	$4,592,120
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	1,444,967	1,452,891
Tangible common shareholders’ equity	$3,167,840	$2,929,538
Tangible book value per common share	$7.78	$7.25
Book value per common share	$11.32	$10.85
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
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 61.6 percent for the nine months ended September 30, 2021 as compared to 52.7 percent for the year ended December 31, 2020.
Cash dividends declared amounted to $0.33 per common share for each of the nine months ended September 30, 2021 and 2020. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters

For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2020 in the MD&A section - “Liquidity and Cash Requirements” and Notes 12 and 13 to the consolidated financial statements included in this report.

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

(b) Changes in internal controls over financial reporting. During the third quarter 2021, we completed the implementation of our SAP S/4HANA general ledger and enterprise resource planning system. The new system was subject to various testing and review procedures before, during and after implementation. As a result of this implementation, we have experienced certain changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting. Valley’s CEO and CFO have concluded that except for those changes there were no changes in Valley’s internal control over financial reporting in the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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

During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2021 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2021 to July 31, 2021	2,073	$13.30	—	4,112,465
August 1, 2021 to August 31, 2021	7,937	12.85	—	4,112,465
September 1, 2021 to September 30, 2021	—	—	—	4,112,465
Total	10,010	$12.95	—

(1)Represents repurchases made in connection with the vesting of employee restricted stock awards.
(2)On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended September 30, 2021.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report filed on August 7, 2020.
	(3.2)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 24, 2018.
(10)	Material Contracts:
(10.2)
Agreement and Plan of Merger, dated as of September 22, 2021, by and among Valley National Bancorp, Bank Leumi Le-Israel Corporation, a New York corporation and Volcano Merger Sub Corporation, a New York corporation and subsidiary of Valley, incorporated herein by reference to Exhibit 1.1 to the Registrant’s Form 8-K Current Report filed on September 27, 2021.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
November 8, 2021	Ira Robbins
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
November 8, 2021	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)