Form 10-K
period 2021-12-31
VALLEY NATIONAL BANCORP
filed 2022-02-28
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5.4 billion on June 30, 2021.
There were 421,388,158 shares of Common Stock outstanding at February 25, 2022.
Documents incorporated by reference:
Certain portions of the registrant’s Definitive Proxy Statement (the “2022 Proxy Statement”) for the 2022 Annual Meeting of Shareholders to be held May 17, 2022 will be incorporated by reference in Part III. The 2022 Proxy Statement will be filed within 120 days of December 31, 2021.

PART I

Item 1.	Business
The disclosures set forth in this item are qualified by Item 1A.—Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this Annual Report on Form 10-K (referred to as this "report") and other cautionary statements set forth elsewhere in this report.
Valley National Bancorp, headquartered in Wayne, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company and a financial holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”). The words “Valley,” “the Company,” “we,” “our” and “us” refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. At December 31, 2021, Valley had consolidated total assets of $43.4 billion, total net loans of $33.8 billion, total deposits of $35.6 billion and total shareholders’ equity of $5.1 billion. In addition to its principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this report), Valley owns all of the voting and common shares of GCB Capital Trust III, State Bancorp Capital Trusts I and II, and Aliant Statutory Trust II at December 31, 2021 through which trust preferred securities were issued. These trusts are not consolidated subsidiaries. See Note 11 to the consolidated financial statements.
Valley advertises and identifies itself under the trade names "Valley Bank" and "Valley".
Valley National Bank has been chartered as a national banking association under the laws of the United States since 1927. Valley offers a full suite of national and regional banking solutions through various commercial, retail, insurance and wealth management financial services products.
Valley provides personalized service and customized solutions to assist its customers with their financial service needs. Our solutions include, but are not limited to, traditional consumer and commercial deposit and lending products, commercial real estate financing, small business loans, equipment financing, insurance and wealth management financial services products, cash management solutions, and personal financing solutions, such as residential mortgages, home equity loans and automobile financing. Valley also offers niche financial services, including loan and deposit products for homeowners associations, insurance premium financing and cannabis-related business banking which we offer nationally.
The Bank provides convenient account access to customers through a number of account management services, including access to more than 200 branch locations across New Jersey, New York, Florida and Alabama; online and mobile banking; drive-in and night deposit services; telephone banking; automated teller machines; remote deposit capture; and safe deposit facilities. In addition, certain international banking services are available to customers, including standby letters of credit, documentary letters of credit and related products, and certain ancillary services, such as foreign exchange transactions, documentary collections, foreign wire transfers, as well as transaction accounts for non-resident aliens.
Valley and the Bank's subsidiaries, excluding trusts, are all included in the consolidated financial statements of Valley (See Exhibit 21 at Part IV, Item 15 for a list of subsidiaries). These subsidiaries include, but are not limited to:
•an insurance agency offering property and casualty, life and health insurance;
•an asset management adviser that is a registered investment adviser with the Securities and Exchange Commission (SEC);
•a title insurance agency in New York which also provides services in New Jersey;
•an advisory firm specializing in the investment and management of tax credits;
•subsidiaries which hold, maintain and manage investment assets for the Bank;
•a subsidiary which specializes in health care equipment lending and other commercial equipment leases; and
•a subsidiary which owns and services New York commercial loans.
The Bank’s subsidiaries also include real estate investment trust subsidiaries ("REIT" subsidiaries), which own real estate related investments and a REIT subsidiary, which owns some of the real estate utilized by the Bank and related real estate investments. Except for Valley’s REIT subsidiaries and Valley's insurance agency (10% of which is owned by the insurance agency's co-CEOs), all subsidiaries mentioned above are directly or indirectly wholly owned by Valley. Because each REIT must have 100 or more shareholders to qualify as a REIT, each REIT subsidiary has issued less than 20 percent of its

3	2021 Form 10-K

outstanding non-voting preferred stock to individuals, most of whom are current or former Bank employees. The Bank owns the remaining preferred stock and all the common stock of the REIT subsidiaries.
Recent Acquisitions
Valley has grown significantly in the past several years both through organic efforts and through bank acquisitions that expanded our business footprint in New Jersey, Florida and New York. Recent transactions are discussed further below.
The Westchester Bank Holding Corporation. On December 1, 2021, Valley completed its acquisition of The Westchester Bank Holding Corporation (Westchester) and its principal subsidiary, The Westchester Bank, which was headquartered in White Plains, New York. As of December 1, 2021, Westchester had approximately $1.4 billion in assets, $915.0 million in loans, and $1.2 billion in deposits after purchase accounting adjustments and a branch network of seven locations in Westchester County, New York. The acquisition represented a significant addition to Valley's New York franchise, and enabled Valley to expand into the Westchester County, New York market. The common shareholders of Westchester received 229.645 shares of Valley common stock for each Westchester share they owned prior to the merger. Full systems integration was completed in February 2022 with minimal disruption to our customers. However, some normal post-systems integration matters involving back-office and other functions were still underway at the filing date of this report.
Dudley Ventures. On October 8, 2021, Valley acquired certain subsidiaries of Arizona-based Dudley Ventures (DV), an advisory firm specializing in the investment and management of tax credits. The transaction included the acquisition of DV Fund Advisors and DV Advisory Services which were both subsequently merged and renamed Dudley Ventures, as well as DV's community development entity, DV Community Investment. On November 16, 2021, Valley also acquired DV Financial Services, a registered broker-dealer regulated by FINRA, which is largely inactive. The DV related acquisitions are expected to support our efforts to build differentiated sources of non-interest income.
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
Pending Acquisition
Bank Leumi Le-Israel Corporation. On September 23, 2021, Valley announced that it will acquire Bank Leumi Le-Israel Corporation, the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA, referred to as "Bank Leumi USA". Bank Leumi USA maintains its headquarters in New York City and also has commercial banking offices in Chicago, Los Angeles, Palo Alto, and Aventura, Florida. As of December 31, 2021, Bank Leumi USA had total assets of $8.3 billion, total deposits of $7.1 billion, and gross loans of $5.8 billion. Valley has received regulatory approval from the Federal Reserve Bank of New York (FRB) and the Office of the Comptroller of the Currency (OCC), as well as Valley shareholder approval of the issuance of Valley common stock in connection with the acquisition. The acquisition remains subject to regulatory approval by the New York State Department of Financial Services, as well as other customary closing conditions. The acquisition is anticipated to close in the second quarter of 2022.
See Note 2 to the consolidated financial statements for further details on the above acquisitions.
Impact of COVID-19
During 2021, the novel coronavirus (COVID-19) pandemic continued to have a severe disruptive impact on the U.S. and global economy, particularly due to supply chain disruptions and labor shortages. While the U.S. has experienced an economic rebound during 2021 following large scale vaccinations efforts, the current economic outlook still maintains a high level of uncertainty. During the fourth quarter 2021 and early stages of 2022, Valley's primary market areas within New Jersey, New York, Florida and Alabama have all experienced significant resurgences of the disease due to the Omicron variant. As the pandemic is ongoing and dynamic in nature with new potential variants, like Omicron, emerging, we continue to monitor the impact of COVID-19 very closely, including its impact on our employees, customers, vendors, communities, and actions of other governmental and nongovernmental authorities or the Federal Reserve.
The extent to which the COVID-19 pandemic will impact our operations and financial results during the first quarter 2022 and beyond is highly uncertain. As of the date of this report, our branches are all open; however lobby services may require scheduled appointments in order to reduce occupancy rates in our facilities and reduce risks to our employees and customers. At this time, many of our staff in various administrative and support offices maintain hybrid work from home/office

2021 Form 10-K	4

or remote work schedules. Overall, staffing issues could emerge due to elevated levels of employee absenteeism caused by illness. We continue to closely monitor local conditions in the areas we serve and will take actions as circumstances warrant and will follow proper protocols designed to ensure safety of our employees and customers and to comply with applicable government directives.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act and additional legislation that followed including the Consolidated Appropriations Act and the American Rescue Plan Act of 2020 provided funding for the Small Business Administration (SBA) Paycheck Protection Program (PPP) designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to offset payroll and other costs to help those businesses remain viable, keep their workers on the payroll and fund specified operating expenses. Qualifying borrowers could receive loan forgiveness by the SBA under this program. Subsequent legislation extended the authority of the SBA to guaranty loans under the PPP through August 8, 2020. In December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act reauthorized the SBA to guarantee loans under the PPP through March 31, 2021, and the PPP Extension Act of 2021 extended that authorization through June 30, 2021 for applications received by the SBA prior to June 1, 2021. Valley National Bank is a certified SBA lender and facilitated approximately 21,500 SBA-approved PPP loans with balances totaling $3.2 billion. As of December 31, 2021, we had $436.0 million of PPP loans still outstanding. While difficult to accurately predict, we expect the majority of these loans remaining on our books to be forgiven during 2022 in accordance with the rules, application and documentation requirements for this program.
Business Segments
Our business segments are reassessed by management, at least on an annual basis, to ensure the proper identification and reporting of our operating segments. Valley currently reports the results of its operations and manages its business through four business segments: commercial lending, consumer lending, investment management, and corporate and other adjustments. Valley’s Wealth Management Division comprised of trust, asset management, insurance and tax credit advisory services, is included in the consumer lending segment. See Note 21 to the consolidated financial statements for details of the financial performance of our business segments. We offer a variety of products and services within the commercial and consumer lending segments as described below.

Commercial Lending Segment
Commercial and industrial loans. Commercial and industrial loans totaled approximately $5.8 billion and represented 17.1 percent of the total loan portfolio at December 31, 2021. We make commercial loans to small and middle market businesses most often located in New Jersey, New York, Florida and Alabama. Loans originated from Florida accounted for approximately 26 percent of total commercial and industrial loans at December 31, 2021 as compared to 28 percent of such loans at December 31, 2020. A significant proportion of Valley’s commercial and industrial loan portfolio is granted to long-standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, most of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not occur as expected and the collateral securing these loans may fluctuate in value. In the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers may be impaired. Our loan decisions include consideration of a borrower’s willingness to repay debts, collateral coverage, standing in the community and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable relationship with the Bank. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customers’ financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, equipment and/or partly collateralized by real estate. Short-term loans may also be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, we obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most creditworthy borrowers. Unsecured commercial and industrial loans totaled $1.0 billion (including $436 million of SBA guaranteed PPP loans) at December 31, 2021. In addition, we provide financing to the health care and industrial equipment leasing market through our leasing subsidiary, Highland Capital Corp.
The commercial portfolio also includes approximately $85.4 million and $576 thousand of New York City and Chicago taxi medallion loans at December 31, 2021, respectively. All of these loans are on non-accrual status due to ongoing weakness exhibited in the taxi industry caused by strong competition from alternative ride-sharing services and the economic stress caused by COVID-19. At December 31, 2021, the non-accrual taxi medallion loans had related reserves of $58.5 million, or

5	2021 Form 10-K

68.0 percent of such loans, within the allowance for loan losses. We continue to closely monitor this portfolio and negative trends in the market valuations of the underlying taxi medallion collateral and a decline in borrower cash flows, among other factors, could result in additional charges to increase the reserves associated with this loan portfolio.
Commercial real estate loans. Commercial real estate and construction loans totaled $20.8 billion and represented 60.9 percent of the total loan portfolio at December 31, 2021. We originate commercial real estate loans that are secured by various diversified property types across the New York metropolitan area (New Jersey, New York and Pennsylvania) along with Florida and our Alabama footprint. Property types in this portfolio range from multi-family residential properties to non-owner occupied commercial, industrial/warehouse and retail. Loans originated from Florida lending represented 26 percent of the total commercial real estate loans at both December 31, 2021 and 2020. Loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is generally structured on a fully amortizing basis for terms up to thirty years. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans but generally they involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy and accordingly, conservative loan to value ratios are required at origination, as well as stress tested to evaluate the impact of market changes relating to key underwriting elements. The properties securing the commercial real estate portfolio represent diverse types, with most properties located within Valley’s primary markets. With respect to loans to developers and builders, we originate and manage construction loans structured on either a revolving or a non-revolving basis, depending on the nature of the underlying development project. Our construction loans totaling approximately $1.9 billion at December 31, 2021 are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Within our construction portfolio, we have a diverse mix of both residential (for sale and rental) and commercial development projects. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
Consumer Lending Segment
Residential mortgage loans. Residential mortgage loans totaled $4.5 billion and represented 13.3 percent of the total loan portfolio at December 31, 2021. Our residential mortgage loans include fixed and variable interest rate loans located mostly in New Jersey, New York and Florida. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in our lending markets. We also make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships, as well as targeted purchases of loans guaranteed by third parties. Mortgage loan originations are based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted through an approved appraisal management company. The appraisal management company adheres to all regulatory requirements. The Bank’s appraisal management policy and procedure is in accordance with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary, credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower, the value of the underlying property and other factors that we believe are predictive of future loan performance. Valley originated first mortgages include both fixed rate and adjustable rate mortgage (ARM) products with 10-year to 30-year maturities. The adjustable rate loans have a fixed-rate, fixed payment, introductory period of 5 to 10 years that is selected by the borrower. Additionally, Valley originates jumbo residential mortgage loans, which are mostly fixed-rate with 30-year maturities. At December 31, 2021, fixed and adjustable rate jumbo residential mortgage loans totaled approximately $2.0 billion and $854 million, respectively. Interest-only (i.e., non-amortizing) residential mortgage loans within our jumbo portfolio totaled $19.5 million (or 0.43 percent of the total residential mortgage loan portfolio) at December 31, 2021. The Bank services certain residential mortgage portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights related primarily to loans originated and sold by the Bank. See Notes 5 and 8 to the consolidated financial statements for further details.

2021 Form 10-K	6

Other consumer loans. Other consumer loans totaled $3.0 billion and represented 8.7 percent of the total loan portfolio at December 31, 2021. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, loans secured by the cash surrender value of life insurance, home equity loans and lines of credit, and to a lesser extent, secured and unsecured other consumer loans (including credit card loans). Valley is an auto lender in New Jersey, New York, Pennsylvania, Florida, Connecticut, Delaware and Alabama offering indirect auto loans secured by either new or used automobiles. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. We implemented our indirect auto lending model in Florida and Alabama during 2015 and 2018, respectively, using our New Jersey based underwriting and loan servicing platform. The Florida auto dealer network generated approximately $143.6 million and $84.6 million of auto loans in 2021 and 2020, respectively, while the auto loans originated from Alabama totaled $49.4 million in 2021 as compared to $22.0 million in 2020. Home equity lending consists of both fixed and variable interest rate products mainly to provide home equity loans to our residential mortgage customers or take a secondary position to another lender’s first lien position within the footprint of our primary lending territories. We generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 80 percent when originating a home equity loan. Other consumer loans include direct consumer term loans, both secured and unsecured, but are largely comprised of personal lines of credit secured by cash surrender value of life insurance. The product is mainly originated through the Bank’s retail branch network and third party financial advisors. Unsecured consumer loans totaled approximately $54.0 million, including $12.8 million of credit card loans, at December 31, 2021.
Wealth Management. Our Wealth Management and Insurance Services Division provides asset management advisory services, trust services, commercial and personal insurance products, title insurance, and tax credit advisory services. Asset management advisory services include investment services for individuals and small to medium sized businesses, trusts and custom-tailored investment strategies designed for various types of retirement plans. Trust services include living and testamentary trusts, investment management, custodial and escrow services, and estate administration, primarily to individuals. Tax credit advisory services include sourcing, syndication, and structuring federal and state tax credits for commercial customers and development projects.
Investment Management Segment
Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities, and depending on our liquid cash position, interest-bearing deposits with banks (primarily the Federal Reserve Bank of New York), as part of our asset/liability management strategies. As of December 31, 2021, our total investment securities and interest bearing deposits with banks were $3.9 billion and $1.8 billion, respectively. See the “Investment Securities Portfolio” section of the MD&A and Note 4 to the consolidated financial statements for additional information concerning our investment securities.
Changes in Loan Portfolio Composition
At December 31, 2021 and 2020, approximately 75 percent and 72 percent, respectively, of Valley’s gross loans totaling $34.2 billion and $32.2 billion, respectively, consisted of commercial real estate (including construction loans), residential mortgage, and home equity loans. The remaining 25 percent and 28 percent at December 31, 2021 and 2020, respectively, consisted of loans not collateralized by real estate. Valley has no internally planned changes that would significantly impact the current composition of our loan portfolio by loan type. However, we have continued to diversify the types of borrowers within our geographic concentrations in New Jersey, the New York City metropolitan area, including Westchester County, New York, and Florida. Many external factors outlined in Item 1A. Risk Factors, the “Executive Summary” section of Item 7. MD&A, and elsewhere in this report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section in Item 7. MD&A in this report for further discussion of our loan composition and concentration risks.

7	2021 Form 10-K

The following table presents the loan portfolio segments by state as an approximate percentage of each applicable segment and our percentage of total loans by state at December 31, 2021.

	Percentage of Loan Portfolio Segment:
	Commercial and Industrial	Commercial Real Estate	Residential	Consumer	% of Total Loans
New Jersey	28%	25%	35%	38%	28%
New York	23	39	32	27	34
Florida	26	26	26	15	25
Pennsylvania	2	2	1	7	2
Alabama	1	2	1	3	2
California	2	1	2	1	1
Connecticut	1	*	1	2	1
Other	17	5	2	7	7
Total	100%	100%	100%	100%	100%

*	Represents less than one percent of the loan portfolio segment.
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
Valley’s Board performs its risk oversight function primarily through several standing committees, including the Risk Committee, all of which report to the full Board. The full Board regularly engages in discussions of risk management and receives reports on risk factors from our executive management, other Company officers and the chairman of the Risk Committee. The Risk Committee assists the Board with among other things, oversight of management's established enterprise-wide risk management framework and risk culture which are intended to align with Valley’s strategic plan and which the Risk Committee deems appropriate for Valley’s capital, business activities, size and risk appetite. Management utilizes the enterprise-wide risk management framework to holistically manage and monitor risks across the organization and to aggregate and manage the risk appetite approved by the board. As part of the risk management framework, the Risk Committee reviews and recommends to the Board risk tolerances and limits for strategic, credit, interest rate, price, liquidity, compliance, operational (including cyber and information security risk), and reputation risks, oversees risk management within those tolerances and monitors compliance with applicable laws and regulations. With guidance from and oversight by the Risk Committee, management continually refines and enhances its risk management policies, procedures and monitoring programs to be able to adapt to changing risks.

While Valley is no longer required to publish company-run annual stress tests under the Dodd-Frank Act, it continues to internally run stress tests of its capital position that are subject to review by Valley's primary regulators. The Bank’s 2021 Capital Stress Test included a climate related scenario that considered geographical climate events within the Bank’s diverse footprint. The results of the internal stress tests are considered in combination with other risk management and monitoring practices at Valley to maintain an overall risk management program.
Cyber Security
Information security is a significant operational risk for Valley. Information security includes the risk of losses resulting from cyber attacks. Valley frequently experiences attempted cyber security attacks against its systems, including a 2021 breach by a threat actor of a legacy network from an acquired bank as described in Item 1A. Risk Factors below. However, to date, none of these incidents have resulted in material losses or significant disruption of services to our customers. Over the last several years, we have continued to significantly increase the resources dedicated to cyber security. We believe that further increases are likely to be required in the future, in anticipation of increases in the sophistication and persistence of cyber attacks. We employ personnel dedicated to overseeing the infrastructure and systems necessary to defend against cyber security

2021 Form 10-K	8

incidents. Senior management is briefed on information and cyber security matters, preparedness and any incidents requiring a response.
Valley’s Board, through its Risk Committee, has primary oversight responsibility for information security and receives regular updates and reporting from management on information and cyber security matters, including information related to any third-party assessments of Valley’s cyber program. Management regularly updates Valley’s information security policies to address these matters and are presented to the Risk Committee for approval.

We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures and if we experience a cyber security breach of customer data, to make required notifications to customers and disclosure to government officials. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access is a high priority for us. While we have confidence in our cyber security practices and personnel, we also know we are not immune from a costly and successful attack.
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

9	2021 Form 10-K

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
Certain collateral-dependent loans are reported at the fair value of the underlying collateral (less estimated selling costs) if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent loans.” Commercial real estate loans are collateralized by real estate and construction loans are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Residential and home equity loans are collateralized by residential real estate. Collateral values for such existing loans are typically estimated using individual appraisals performed every 12 months (or 18 months for collateral dependent loans no greater than $1.0 million with current loan to value ratios less than 75 percent). Between scheduled appraisals, property values are monitored within the commercial portfolio by reference to recent trends in commercial property sales as published by leading industry sources. Property values are monitored within the residential mortgage portfolio by reference to available market indicators, including real estate price indices within Valley’s primary lending areas.
All refinanced residential mortgage loans to be held in our loan portfolio require either a new appraisal or a new evaluation in accordance with our appraisal policy. However, certain residential mortgage loans may be originated for sale and sold without new appraisals when the investor (Fannie Mae or Freddie Mac) accepts a refinance of an existing government sponsored enterprise loan without the benefit of a new appraisal. Additionally, all loan types are assessed for full or partial charge-off when they are between 90 and 120 days past due (or sooner when the borrowers’ obligation has been released in bankruptcy) based upon their estimated net realizable value. See Note 1 to our consolidated financial statements for additional information concerning our loan portfolio risk elements, credit risk management and our loan charge-off policy.
Loan Renewals and Modifications
In the normal course of our lending business, we may renew loans to existing customers upon maturity of the existing loan. These renewals are granted provided that the new loan meets our standard underwriting criteria for such loan type. Additionally, on a case-by-case basis, we may extend, restructure, or otherwise modify the terms of existing loans from time to time to remain competitive and retain certain profitable customers, as well as assist customers who may be experiencing financial difficulties. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan (TDR), except for loans modified under the CARES Act, as described in the next section.
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
CARES Act Loan Modifications
In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that were insignificant, when requested by customers. These modifications complied with the CARES Act to provide temporary payment relief to those borrowers directly impacted by the COVID-19 pandemic who were not more than 30 days past due as of December 31, 2019. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley could extend for an additional 90 days. Any extensions beyond this period were made in accordance with applicable regulatory guidance. Valley had approximately $28 million of outstanding loans remaining in their payment deferral period under short-term modifications as of December 31, 2021, as compared to approximately $361 million as of December 31, 2020. Under the

2021 Form 10-K	10

CARES Act and the Enhancement Act and other applicable guidance, none of these loans were considered TDRs as of December 31, 2021 and 2020.
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
Allowance for Credit Losses
We maintain an allowance for credit losses (ACL) for financial assets measured at amortized cost. The ACL consists of the allowance for loan losses and unfunded loan commitments (combined the "allowance of credit losses for loans"), and the allowance for credit losses for held to maturity securities. The estimate of expected credit losses under the current expected credit losses (CECL) methodology adopted on January 1, 2020 is based on relevant information about the past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. CECL methodology to estimate the allowance for loan losses has two components: (i) a collective reserve component for estimated lifetime expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve component for loans that do not share common risk characteristics. The allowance for unfunded credit commitments mainly consists of undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit valued using a similar methodology as used for loans. Management's estimate of expected losses inherent in these off-balance sheet credit exposures also incorporates estimated utilization rate over the commitment's contractual period or an expected pull-through rate for new loan commitments. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third-party. The amount of ACL is based on ongoing, quarterly assessments by management. See Note 1 to the consolidated financial statements for further discussion regarding CECL methodology.
Loans Originated by Third Parties
From time to time, the Bank makes purchases of commercial real estate loans and loan participations, residential mortgage loans, automobile loans, and other loan types, originated by, and sometimes serviced by, other financial institutions. The purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the Community Reinvestment Act (CRA), as well as other asset/liability management strategies. Valley purchased approximately $58.3 million and $24.3 million of 1-4 family loans, qualifying for CRA purposes during 2021 and 2020, respectively. All purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Purchased commercial and industrial, and commercial real estate participation loans are generally seasoned loans with expected shorter durations. Additionally, each purchased participation loan is stress-tested by Valley to assure its credit quality.
Purchased commercial loans (including commercial and industrial and commercial real estate loans) and residential mortgage loans totaled approximately $666.0 million and $543.0 million, respectively, at December 31, 2021 representing 3.54 percent, and 11.95 percent of our total commercial and residential mortgage loans, respectively.
At December 31, 2021, 4.38 percent of commercial loans originated by third parties were past due 30 days or more, which represented 0.16 percent of our total commercial loan portfolio delinquencies, and 3.00 percent of residential mortgage loans originated by third parties were past due 30 days or more which represented 0.33 percent of our total residential mortgage portfolio delinquencies.
Additionally, Valley has performed credit due diligence on the majority of the loans acquired in its bank acquisitions (disclosed under the "Recent Acquisitions" section above) in determining their fair value as of the acquisition date. See the "Loan Portfolio" section of our MD&A of this report below for additional information.
Competition
Valley National Bank is one of the largest commercial banks headquartered in New Jersey, with its primary markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida and Alabama. Valley ranked 16th in competitive ranking and market share based on the deposits reported by 173 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit markets as of June 30, 2021. The FDIC also ranked Valley 6th, 36th, 19th, and 18th in the states of New Jersey, New York, Florida, and Alabama, respectively, based on deposit market share as of June 30, 2021. While our FDIC rankings reflect a solid foundation in our primary markets, the market for banking and bank-related services is highly competitive and we face

11	2021 Form 10-K

substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than Valley to deal with the potential negative changes in the financial markets and regulatory landscape. Many of these competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures. Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies, and a large list of other local, regional and national institutions which offer financial services. We compete by offering quality products and innovative services at competitive prices, and by maintaining our products and services offerings to keep pace with customer preferences in the market areas in which we operate.
Further, the financial services industry is facing a wave of digital disruption from financial technology (fintech) companies and other large financial services providers. The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services which increases efficiency and enables financial institutions to better serve customers and to reduce costs. These competitors provide innovative digital solutions to traditional retail banking services and products. Additionally, fintech companies tend to have stronger operating efficiencies and fewer regulatory burdens than their traditional bank counterparts, including Valley. We also face intense competition from direct banks because online banking provides customers the ability to rapidly deposit and withdraw funds and open and close accounts making the transaction experience more efficient. Nevertheless, we believe we can compete effectively by utilizing various strategies and product offerings including our long history of local, solutions-based customer service. This level of service and commitment is particularly impactful because of our strong community presence with over 90 years of service, providing us a competitive advantage with such customers over certain non-traditional bank competitors.

Overall, our customers are influenced by the convenience, solution-based service from our knowledgeable staff and personal contacts, as well as availability of products and services. We provide such convenience through our multi-channel delivery system, including more than 200 branch offices, an extensive ATM network, and our telephone, on-line and digital banking systems.
We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects, and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.
Human Capital
We strive to build an inclusive, diverse, and high-performing culture where empowered associates, innovation and collaboration thrive. We are a customer-centric organization committed to our associates, our customers, and our shareholders.

Demographics. As of December 31, 2021, Valley National Bank and its subsidiaries employed 3,370 full and part time employees across our multi-state footprint. During the year 2021, we hired 887 employees and our voluntary turnover rate was 20 percent. Our average tenure was 7.9 years.

Diversity, Equity and Inclusion. We believe that the diversity of our associates makes us stronger. Thus, we strive to foster a strong and inclusive culture that is committed to providing the quality service to our customers, the communities in which we operate and each other. We encourage everyone to expand their points of view, to be open-minded and to seek to understand our individual differences. Valley embraces and values the unique perspective each employee brings to the workplace.

2021 Form 10-K	12

As of December 31, 2021, the population of our workforce broken down by gender and diversity was as follows, based on information voluntarily provided by our workforce:
In comparison to the percentages shown in the tables above, the population of our workforce was approximately 59 percent and 41 percent White and People of Color, respectively, and 65 percent and 35 percent Female and Male, respectively, as of December 31, 2020.
Total Rewards. We offer competitive total rewards programs to attract, engage, retain, and motivate talent across our footprint. These programs include base wages, performance-based bonus and incentive compensation, stock awards, a 401(k) Plan with a very competitive company match, healthcare and insurance benefits, voluntary benefits, commuter benefits, health savings account, flexible spending accounts, tuition reimbursement, paid time off, disability, family leave, wellness and employee assistance programs.
Health and Safety. We are committed to the safety and well-being of our associates. Since the onset of the COVID-19 pandemic, we have endeavored to provide an environment aligned with a positive customer experience while embracing safety protocols that have become a way of life.
Maintaining alignment with state, local and CDC COVID-19 mandates and recommendations, Valley implemented work rules and protocols within our facilities that have created an environment where essential work can be done. Remote work allows many of our Associates to provide service to the Bank and our customers while providing business resiliency through location differentiation.
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
Corporate Social and Environmental Responsibility
Valley recognizes the social and environmental responsibility that arises from the impact of our activities on peoples’ lives and society as a whole. To comply with this responsibility, we established the Environmental, Social and Governance (ESG) Council in 2020 with respect to ESG issues. The Council helps guide us to consider how environmental, social and governmental issues impact Valley’s ability to achieve its long-term strategy while being socially responsible.
Additional information regarding Valley's human capital management and corporate social and environmental responsibility can be found under “Environmental, Social and Governance (ESG) Matters” in our 2022 Proxy Statement when it is issued.

13	2021 Form 10-K

Information about our Executive Officers

Name	Age at December 31, 2021	Executive Officer Since	Office	Principal occupation during last five years other than Valley
Ira Robbins	47	2009	Chairman of the Board and Chief Executive Officer of Valley and Valley National Bank
Thomas A. Iadanza	63	2015	President of Valley and Valley National Bank
Michael D. Hagedorn	55	2019	Senior Executive Vice President, Chief Financial Officer, and interim Chief Risk Officer of Valley and Valley National Bank	2015 - 2018 Vice Chairman, UMB Financial Corporation, President and CEO, UMB Bank n.a.
Joseph V. Chillura	55	2020	Senior Executive Vice President of Valley and Valley National Bank, Commercial Banking
Ronald H. Janis	73	2017	Senior Executive Vice President, General Counsel, and Corporate Secretary of Valley and Valley National Bank
Yvonne M. Surowiec	61	2017	Senior Executive Vice President of Valley and Chief People Officer of Valley National Bank
Mark Saeger	57	2018	Executive Vice President of Valley and Chief Credit Officer of Valley National Bank
Mitchell L. Crandell	51	2007	Executive Vice President and Chief Accounting Officer of Valley and Valley National Bank
All officers serve at the pleasure of the Board of Directors. Robert J. Bardusch ceased serving as Senior Executive Vice President of Valley and Chief Operating Officer of the Bank effective February 16, 2022.
Available Information
The SEC maintains a website at www.sec.gov which contains reports and other information filed with the SEC electronically. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website at www.valley.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on our website, are Valley’s Code of Conduct and Ethics that applies to all of our employees, including our executive officers and directors, Valley’s Audit Committee Charter, Valley’s Compensation and Human Capital Management Committee Charter, Valley’s Nominating and Corporate Governance Committee Charter, and Valley’s Corporate Governance Guidelines.
Additionally, we will provide without charge a copy of our Annual Report on Form 10-K or the Code of Conduct and Ethics to any shareholder by mail. Requests should be sent to Valley National Bancorp, Attention: Shareholder Relations, 1455 Valley Road, Wayne, NJ 07470.
SUPERVISION AND REGULATION
The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income. The compliance cost for Valley is significant and subject to increase as new governmental regulations are enacted and/or the level of enforcement of those regulations increases. In particular, Valley employs specialists and retains outside advisors with the expectation that Valley will have sufficient resources to comply with the regulations to which it is subject. Certain of Valley's competitors, including credit unions, fintech companies, and others, are not regulated to the extent that Valley and other banks are, which may place Valley at a competitive disadvantage.
The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on Valley or Valley National Bank. It is intended only to briefly summarize some material provisions.

2021 Form 10-K	14

Bank Holding Company Regulation
Valley is a bank holding company within the meaning of the Holding Company Act. As a bank holding company, Valley is supervised by the FRB and is required to file reports with the FRB and provide such additional information as the FRB may require. In July 2021, Valley elected to be treated as a financial holding company.
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
As a financial holding company, Valley may engage in a broader range of non-banking activities than permitted for bank holding companies and their subsidiaries that have not elected to become financial holding companies. Financial holding companies may engage directly or indirectly, either de novo or by acquisition, in activities that are defined by the Federal Reserve to be financial in nature, provided that the financial holding company gives the Federal Reserve after-the-fact notice of certain new activities. Activities defined to be financial in nature include, but are not limited to: providing financial or investment advice; underwriting; dealing in or making markets in securities; making merchant banking investments, subject to significant limitations; and any activities previously found by the Federal Reserve to be closely related to banking. In order to maintain our status as a financial holding company, we and the Bank are expected to be well capitalized and well managed, as defined in applicable regulations and determined in part by the results of regulatory examinations, and must comply with Community Reinvestment Act obligations. Failure to maintain these standards may result in restrictions on our activities and may ultimately permit the Federal Reserve to take enforcement actions against us and restrict our ability to engage in activities defined to be financial in nature.
Regulation of Bank Subsidiary
Valley National Bank is subject to the supervision of, and to regular examination by, the OCC. Various laws and the regulations thereunder applicable to Valley and its bank subsidiary impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices, bank acquisitions and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or the non-bank subsidiaries of its parent (other than direct subsidiaries of such bank which are not financial subsidiaries) or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions. With the approval of the OCC, and subject to certain legal requirements, a bank may establish financial subsidiaries which may act as insurance agents, securities brokers and perform other non-banking functions.
Capital Requirements
The FRB and the OCC have rules establishing a comprehensive capital framework for U.S. banking organizations, referred to as the Basel III rules.
Under Basel III, the minimum capital ratios for us and Valley National Bank are as follows:
•4.5 percent CET1 (common equity Tier 1) to risk-weighted assets.
•6.0 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.
•8.0 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.
•4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

15	2021 Form 10-K

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
Valley National Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2021, under the “prompt corrective action” regulations.
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final interim rule as of April 3, 2020, 100 percent of the CECL Day 1 impact to shareholders' equity equaling $28.2 million after-tax was deferred for a two-year period ending January 1, 2022, and will be phased in on a pro-rata basis over a three-year period ending January 1, 2025. Additionally, 25 percent, or $19.1 million on an after tax basis of the reserve build (i.e., provision for credit losses less net charge-offs) since CECL adoption through December 31, 2021 is being phased in over the same time frame. We estimate these deferrals when fully phased in will reduce our risk based capital ratios by approximately 14 basis points.
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
The Dodd-Frank Act also imposed stress testing on Valley and the Bank. However, the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) and a joint interagency statement regarding the impact of the EGRRCPA resulted in Valley and the Bank being no longer subject to the stress testing requirements. However, under safety and soundness principles we continues to conduct stress testing of our own design.

2021 Form 10-K	16

Volcker Rule
The Volcker Rule (contained in the Dodd-Frank Act) prohibits an insured depository institution and its affiliates from: (i) engaging in certain “proprietary trading” and (ii) investing in or sponsoring certain types of funds (Covered Funds). The Rule also effectively prohibits most short-term trading strategies investments and prohibits the use of some hedging strategies. In 2021, the Volcker Rule was amended to exempt certain qualifying venture capital funds from the definition of Covered Funds. We identified no investments held as of December 31, 2021 that meet the definition of Covered Funds. Valley has invested in venture capital funds consistent with the exemption requirements.
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
Transactions by the Bank with Related Parties
Valley National Bank’s authority to extend credit to its directors, executive officers and 10 percent shareholders, as well as to entities controlled by such persons (insiders), is currently governed by the requirements of the National Bank Act, Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Under the Sarbanes-Oxley Act, Valley and its subsidiaries, other than the Bank under the authority of Regulation O, may not extend or arrange for any personal loans to its directors and executive officers.
Section 22 of the Federal Reserve Act prohibits the Bank from paying to a director, officer, attorney or employee a rate on deposits that is greater than the rate paid to other depositors on similar deposits with the Bank. Regulation W governs and limits transactions between the Bank and Valley.
Community Reinvestment
Under the Community Reinvestment Act (CRA), as implemented by OCC regulations, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Valley National Bank received an overall “outstanding” CRA rating in its most recent completed examination for the three-year period ending in 2018. Valley National Bank is due for another examination in 2022 covering the three-year period ending in 2021.

17	2021 Form 10-K

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

2021 Form 10-K	18

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
London Interbank Offered Rate
Central banks around the world, including the FRB, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (LIBOR) based on observable market transactions because of the phase out of LIBOR. In the U.S., these working groups recommended the Secured Overnight Financing Rate (SOFR) as the replacement for LIBOR. Most tenors of LIBOR will cease being published on June 30, 2023, although some tenors ceased at the end of 2021. The U.S. federal banking agencies issued guidance essentially requiring banking organizations to cease using LIBOR as a reference rate in new contracts by the end of 2021. The change away from LIBOR may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. The transition away from LIBOR also required extensive changes to the contracts that govern these LIBOR-based products, as well as our systems and processes.
On April 6, 2021, the State of New York enacted legislation which provides that any contract governed by New York law and which references LIBOR and which does not contain effective “fallback provisions” will be deemed to be replaced by the “recommended benchmark replacement.” Under the statute the “recommended benchmark replacement” is based on SOFR. Similar legislation, which would cover all U.S. contracts, was passed by the U.S. House of Representatives in December 2021.
A number of the Bank's commercial loans, certain residential mortgage loans, derivative positions, trust preferred securities issued to our capital trusts, and the reset provisions for our preferred stock issuances are based upon LIBOR. The Bank will also be subject to changes to models and systems that currently use LIBOR reference rates, as well as market and strategic risks that could arise from the use of alternative reference rates. The Bank established a working group to identify and prepare fall back language and replacement provisions, as well as ensure our systems readiness for a change in reference rate. As of December 31, 2021, Valley ceased originating any LIBOR based products. Regulators have expressed concern about litigation that could arise due to the change from LIBOR to another rate.

19	2021 Form 10-K

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
Risks Related to our Pending Merger with Bank Leumi USA
Valley is expected to incur significant costs related to the merger and integration.
Valley has incurred and expects to incur certain non-recurring costs associated with the pending merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. Some of these costs are payable by Valley regardless of whether or not the merger is completed.
Valley is expected to incur substantial costs in connection with the integration of Valley and Bank Leumi USA. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, vendor management, risk management, lines of business, pricing and benefits. Valley has assumed that a certain level of costs will be incurred, however, there are many factors beyond Valley’s control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in Valley taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present. While Valley provided an assumption about the amount and timing of "cost synergies" when it announced the merger, those assumptions have not been updated and the amount of actual cost synergies may differ from amounts previously disclosed.
Combining Valley and Bank Leumi USA may be more difficult, costly or time consuming than expected and Valley may fail to realize the anticipated benefits of the merger.
To realize the anticipated benefits and synergies from the merger, Valley and Bank Leumi USA must successfully integrate and combine their businesses in a manner that permits those synergies to be realized. If Valley and Bank Leumi USA are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual synergies and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.
Valley and Bank Leumi USA have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger will depend, in part, on Valley’s ability to successfully combine and integrate the businesses of both companies in a manner that does not materially disrupt existing customer relations or result in decreased revenue or reputational harm. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses, difficulties in integrating operations and systems, including communications systems, administrative and information technology infrastructure and financial reporting and internal control systems, or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Any disruption to either company’s business could cause its customers to remove their accounts and move their business to a competing financial institution. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Valley and Bank Leumi USA during this transition period and for an undetermined period after completion of the merger on Valley.

2021 Form 10-K	20

Valley may be unable to retain Valley or Bank Leumi USA personnel successfully while the merger is pending or after the merger is completed.
The success of the merger will depend in part on Valley’s ability to retain the talents and dedication of key employees currently employed by Valley and Bank Leumi USA. It is possible that these employees may decide not to remain with Valley or Bank Leumi USA, as applicable, while the merger is pending or with Valley after the merger is consummated. If Valley and Bank Leumi USA are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Valley and Bank Leumi USA could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, Valley’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Valley and Bank Leumi USA to hiring suitable replacements, all of which may cause Valley’s or Bank Leumi USA’s businesses to suffer. In addition, Valley and Bank Leumi USA may not be able to locate or retain suitable replacements for any key employees who leave either company.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on Valley following the merger.
Various consents, approvals and authorizations must be obtained from certain governmental authorities, as a condition to closing of the merger. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s or its affiliates’ regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment, including as a result of changes in regulatory agency leadership.
Even if the specified regulatory approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of Valley’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger Agreement, imposing additional material costs on or materially limiting the revenues of Valley following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the merger.
The market price of Valley Common Stock after the merger may be affected by factors different from those affecting the shares of Valley Common Stock currently.
Valley’s business differs from that of Bank Leumi USA. Accordingly, the results of operations of Valley and the market price of Valley Common Stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of Valley and Bank Leumi USA.
The future results of Valley following the merger may suffer if Valley does not effectively manage its expanded operations.
Following the merger, the size of the business of Valley will increase beyond its current size. Valley’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. Valley may also face increased scrutiny from governmental authorities as a result of the increase in the size of its business. There can be no assurances that Valley will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the merger.
Bank Leumi USA is subject to regulatory risks in connection with its international private banking business, and these risks may adversely affect Valley after completion of the merger.
Bank Leumi USA operates a private banking business with domestic clients and international clients primarily domiciled in Latin America. The risk of noncompliance with the USA PATRIOT Act, the Bank Secrecy Act and other anti-money laundering laws and regulations (collectively, “AML laws”) and the rules of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) can be heightened for financial institutions that have a significant number of international customers, and can be particularly acute for financial institutions that have a significant number of customers from, or do business in, Latin America. AML laws and OFAC rules and regulations have become increasingly complex and detailed, require improved systems and sophisticated monitoring and compliance personnel and have become the subject of enhanced government supervision.

21	2021 Form 10-K

Following the completion of the merger, Valley will be responsible for maintaining a compliance program that is effective in combating the increased legal and regulatory risks associated with Bank Leumi USA’s international private banking business. Valley will evaluate on an ongoing basis whether enhancements are appropriate so that Valley continues to maintain an effective compliance program following the completion of the merger, Valley may not be able to eliminate all attempts by customers to use Valley to engage in money laundering and other illegal or improper activities. If Valley’s policies, procedures and systems are deemed deficient or fail to prevent violations of applicable laws or regulations, the OCC, along with other banking agencies, have the authority to impose fines and other penalties and sanctions on Valley, and Valley’s business and reputation could suffer. Failure to successfully manage these risks could have a material adverse effect on Valley’s business, results of operations and financial condition.
Bank Leumi USA and its subsidiaries are currently involved in a number of legal proceedings, the results of which could have an adverse effect on Valley after completion of the merger.
Bank Leumi USA and its subsidiaries are currently involved in a number of legal proceedings and may from time to time be involved in government and regulatory investigations and inquiries, relating to matters that arise in connection with the conduct of their businesses. For example, Bank Leumi USA is a defendant in a lawsuit filed in the United States District Court for the District of Columbia, captioned Bassem Al-Tamimi, et al v. Sheldon Adelson, et al., Docket No. 1:16-cv-00445. The plaintiffs, both Palestinian nationals and Palestinian Americans, generally allege that the defendants engaged in a conspiracy to expel all non-Jews from a territory in the Middle East. Bank Leumi USA believes that this lawsuit is without merit and intends to defend against this action vigorously. However, the ultimate outcome of this matter, any future similar matters, and any other legal proceedings in which Bank Leumi USA is or may become involved cannot be predicted with certainty. Adverse judgments, fines or penalties in one or more of the legal proceedings in which Bank Leumi USA and its subsidiaries are or may become involved could have a material adverse effect on Valley’s business, financial condition, or results of operations.
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
The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could affect significantly more households and businesses. The duration and severity of the pandemic, future resurgences of COVID-19 (including the Delta and Omicron variants and any future variants) in our primary market areas, the efficacy of vaccines and the timing of the distribution and public acceptance of such vaccines or other treatments, continue to be impossible to predict. There remains substantial uncertainty surrounding the pace of economic recovery and the return of business and consumer confidence.
The response of governmental and nongovernmental authorities. While many responsive measures, such as curtailing household and business activity to contain COVID-19 and deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses, have been eliminated or curtailed due to the availability of vaccines, we cannot predict whether such measures will be reintroduced. Furthermore, vaccine and mask mandates throughout our market areas are inconsistent and may inhibit our ability to attract and retain qualified personnel. These measures are not always coordinated or consistent across jurisdictions. We cannot predict whether and to what extent governmental and nongovernmental authorities will continue to implement policy measures to assist us and our customers and the failure to do so could have adverse effects on our business.
The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties, including inflationary pressure, supply chain challenges, unemployment, labor market shortages and vaccine mandates, are affecting individuals, households, and businesses differently and unevenly and we anticipate will continue to do so. As a result, our credit, operational, and other risks have generally increased and, for the foreseeable future, are expected to remain elevated or increase further.
The effect on economies and markets. Whether current and/or future actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 in the future is unclear. National, regional, and local economies (including the local economies in the markets areas which we serve) recovered in 2021 but could deteriorate in

2021 Form 10-K	22

2022 and beyond due to the Delta and Omicron variants and any future variants. Markets could suffer disruptions that are lasting. Governmental actions could adversely affect our results of operations and financial condition. We can provide no assurance that governmental or non-governmental mitigation efforts will continue or be effective in the future.
In 2021, our provision expense for credit losses decreased significantly as compared to 2020. However, with recent increases in COVID-19 infection rates in our market areas, the level of our provision expense remains subject to meaningful uncertainty.
Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, on March 27, 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. The FRB has taken decisive and sweeping actions as well. Since March 15, 2020, these have included a reduction in the target range for the federal funds rate to 0 to 0.25 percent, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses. However, given the increase in inflation in 2021, it is expected that the FRB will raise interest rates and wind down U.S. Treasury securities purchases in 2022.
While there is evidence that our actions and those of governments and others have assisted our customers, counterparties, and third-party service providers and advanced our business and the economy generally it is uncertain what the effect will be once those policies are discontinued. For example, while the FRB’s monetary policy may benefit us to some degree by supporting economic activity among our customers, this policy and sudden shifts may inhibit our ability to grow or sustain net interest income and effectively manage interest rate risk.
In order to safeguard the health and wellness of our customers and employees, and to comply with applicable government directives, we modified our business practices. While many of these restrictions were lifted in 2021, we still have not lifted all safeguards and we may choose, or be required, to implement new restrictions in the future including vaccine and mask mandates. These measures, and further actions we may take as required by government authorities or that we otherwise determine are in the best interests of our customers and employees, could increase certain risks, including cybersecurity risks, impair our ability to perform critical functions and adversely impact our results of operations.
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
In July 2020, the FRB updated its supervisory guidance to provide greater clarity regarding the situations in which bank holding companies, like Valley, may expect an expedited consultation in connection with the declaration of dividends that exceed quarterly earnings. To qualify, amongst other criteria, total commercial real estate loan concentrations cannot represent 300 percent or more of total capital and the outstanding balance of the commercial real estate loan portfolio cannot increase by 50 percent or more during the prior 36 months. Currently, we believe that Valley does not meet the standard for expedited consultation and approval of its dividend, should it be required. As a result, Valley could be subject to a lengthier and possibly more burdensome review process by the FRB when considering paying dividends that exceed quarterly earnings. The delay, reduction or elimination of our quarterly dividend could adversely affect the market price of our common stock. See additional information regarding our quarterly cash dividend and the current rate of earnings retention in the "Capital Adequacy" section of the MD&A.

23	2021 Form 10-K

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
We previously invested in mobile solar generators sold and leased back by DC Solar and its affiliates (DC Solar). DC Solar had its assets frozen in December 2018 by the U.S. Department of Justice. DC Solar and related entities are in Chapter 7 bankruptcy. A group of investors who purchased mobile solar generators from, and leased them back to, DC Solar, including us received tax credits for making these renewable resource investments. During the fourth quarter 2019, several of the co-conspirators pleaded guilty to fraud in the on-going federal investigation. Based upon this new information, Valley deemed that its tax positions related to the DC Solar funds did not meet the more likely than not recognition threshold in Valley's tax reserve assessment at December 31, 2019. As a result, our net income for the year ended December 31, 2019, included an increase to our provision for income taxes of $31.1 million, reflecting the reserve for uncertain tax liability positions related to tax credits and other tax benefits previously recognized from the investments in the DC Solar funds plus interest. The principals pled guilty to fraud in early 2020. During 2021, the Internal Revenue Service commenced an audit connected with our investment in DC Solar.
While we believe that Valley was fully reserved for the tax positions related to DC Solar at December 31, 2021, we continue to evaluate all our existing tax positions each quarter under U.S. GAAP.
We recently implemented new deposit services for businesses in the state licensed cannabis industry which could expose us to additional liabilities and regulatory compliance costs.
In 2020, we implemented specialized deposit services intended for a limited number of state licensed medical-use cannabis business customers. Medical use cannabis, as well as recreational use businesses are legal in numerous states and the District of Columbia, including our primary markets of New Jersey, New York, and Florida. However, such businesses are not legal at the federal level and cannabis remains a Schedule I drug under the Controlled Substances Act of 1970. In 2014, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) published guidelines for financial institutions servicing state legal cannabis businesses. We have implemented a comprehensive control framework that includes written policies and procedures related to the on-boarding of such businesses and the monitoring and maintenance of such business accounts that comports with the FinCEN guidance. Additionally, our policies call for due diligence review of the cannabis business before the business is on-boarded, including confirmation that the business is properly licensed and maintains the license in good standing in the applicable state. Throughout the relationship, our policies call for continued monitoring of the business, including site visits, to determine if the business continues to meet our requirements, including maintenance of required licenses and calls for undertaking periodic financial reviews of the business. The Bank’s program originally was limited to offering depository products to medical cannabis businesses. Deposit transactions are monitored for compliance with the applicable state medical program rules and other regulations before approval and acceptance by the Bank’s BSA/AML Department. More recently, the Bank has agreed to limited lending on real estate and expanded to licensed recreational dispensaries. The Bank may offer additional banking products and services to such customers in the future.
While we believe our policies and procedures will allow us to operate in compliance with the FinCEN guidelines, there can be no assurance that compliance with the FinCEN guidelines will protect us from federal prosecution or other regulatory sanctions. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the federal government’s enforcement position, could potentially subject us to criminal prosecution and other regulatory sanctions. While we also believe our BSA/AML policies and programs for this new business are sufficient, the medical and recreational cannabis business is considered high-risk, thus increasing the risk of a regulatory action against our BSA/AML program that has adverse consequences, including but not limited to, preventing us from undertaking mergers, acquisitions and other expansion activities.

2021 Form 10-K	24

The loss of or decrease in lower-cost funding sources within our deposit base, including our inability to achieve deposit retention targets under our branch transformation strategy, may adversely impact our net interest income and net income.
Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market or money market or fixed income mutual funds, as providing a better risk/return trade-off. Additionally, our customers largely bank with us because of our local customer service and convenience. For certain customers, this convenience could be negatively impacted by recent branch consolidation activity undergone as part of our branch transformation strategy. If customers move money out of bank deposits and into other investments, Valley could lose a low-cost source of funds, increasing its funding costs and reducing Valley’s net interest income and net income.
A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect our asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within our loan portfolio.
A significant portion of our loan portfolio is secured by real estate. As of December 31, 2021 approximately 75 percent of our total loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and could deteriorate in value during the time the credit is extended. A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. Any declines in home or commercial real estate prices in the New Jersey, New York and Florida markets we primarily serve, along with the unpredictable long-term impact and path of the economic recovery from the COVID-19 pandemic, also may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in home or commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond those which are provided for in our allowance for loan losses. In that event, our earnings could be adversely affected.
We could incur future goodwill impairment.
If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine a goodwill impairment charge is necessary. Estimates of the fair value of goodwill are determined using several factors and assumptions, including, but not limited to, industry pricing multiples and estimated cash flows. Based upon Valley’s 2021 goodwill impairment testing, the fair values of its four reporting units, wealth management, consumer lending, commercial lending, and investment management, were in excess of their carrying values. No assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition. At December 31, 2021, our goodwill totaled $1.5 billion. See Note 8 to the consolidated financial statements for additional information.
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

25	2021 Form 10-K

of the companies have stronger operating efficiencies and fewer regulatory burdens than their traditional bank counterparts, including Valley.
Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. As a result of COVID-19, customers have become more reliant on, and their expectations have increased with respect to, this technology. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers and service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Many of Valley’s competitors have substantially greater resources to invest in technological improvements. Valley may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Valley’s business and, in turn, Valley’s financial condition and results of operations.
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
We engage in the origination of residential mortgages for sale into the secondary market, while typically retaining the loan servicing. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $3.6 billion and $3.5 billion at December 31, 2021 and 2020, respectively. Over the past several years, we have experienced a nominal amount of repurchase requests, and only a few of which have actually resulted in repurchases by Valley (only five and two loan repurchases in 2021 and 2020, respectively). None of the loan repurchases resulted in a material loss. As of December 31, 2021, no reserves pertaining to loans sold were established on our financial statements. While we currently believe our repurchase risk remains low based upon our careful loan underwriting and documentation standards, it is possible that requests to repurchase loans could occur in the future and such requests may have a negative financial impact on us.

2021 Form 10-K	26

Net gains on sales of residential mortgage loans are a significant component of our non-interest income and could fluctuate in future periods.
Net gains on sales of residential mortgage loans represented approximately 17 percent and 23 percent of our non-interest income for the years ended December 31, 2021 and 2020, respectively. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. Our ability or decision to sell a portion of our mortgage loan production in the secondary market is dependent upon, amongst other factors, the levels of market interest rates, consumer demand marketable loans, our sales and pricing strategies, the economy and our need to maintain the appropriate level of interest rate risk on our balance sheet. A change in one or more of these or other factors could significantly impact our ability to sell mortgage loans in the future and adversely impact the level of our non-interest income and financial results.
We may not be able to attract and retain skilled people.
Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense and we may not be able to hire people or to retain them, in particular due to an increasingly competitive labor market. The unexpected loss of services of one or more of our key personnel, including, but not limited to, the executive officers disclosed in Item 1 of this Annual Report, could have a material adverse impact on our business because we would lose the employees’ skills, knowledge of the market, and years of industry experience and may have difficulty promptly finding qualified replacement personnel.
Climate change and severe weather could significantly impact our ability to conduct our business.
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, seal level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from market volatility. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology and market initiatives.
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

27	2021 Form 10-K

interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the FRB. Changes in interest rates driven by such factors could influence not only the interest Valley receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Valley’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets, including the held to maturity and available for sale investment securities portfolios, and (iii) the average duration of Valley’s interest-earning assets and liabilities. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). The FRB has maintained the target range for the federal funds rate between 0.00 and 0.25 percent during 2021. Although, the FRB is expected to increase the target federal funds rate and effectively increase interest rates in 2022, we can give no assurances that market interest rates will increase, decrease or remain unchanged. Any substantial or unexpected change in market interest rates could have a material adverse effect on Valley’s financial condition and results of operations. See additional information in the “Net Interest Income” and “Interest Rate Sensitivity” sections of our MD&A.
The replacement of the LIBOR benchmark interest rate may have an impact on Valley’s business, financial condition or results of operations.
Certain loans made by us and financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. In addition, we also have investments, interest rate derivatives and borrowings that reference LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Subsequently, on November 30, 2020, the ICE Benchmark Administration announced its plan to extend the date most U.S. dollar LIBOR values would cease being computed to June 30, 2023. On the same date, the FRB, FDIC and OCC issued a joint statement instructing banks to cease entering into new LIBOR-based loan agreements by no later than December 31, 2021. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (ARRC) has recommended the use of a SOFR. On April 6, 2021, the State of New York enacted legislation which provides that any contract governed by New York law and which references LIBOR and which does not contain effective “fallback provisions” will be deemed to be replaced by the“recommended benchmark replacement.” Under the statute, the “recommended benchmark replacement” should be based on the SOFR. Similar legislation, which would cover all U.S. contracts, was passed by the U.S. House of Representatives in December 2021.
SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between the Bank's costs to raise funds for SOFR as compared to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may cause us to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have an adverse effect on our results of operations. These reforms may cause new methods of calculating LIBOR to be established or the establishment of multiple alternative reference rates. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.
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

2021 Form 10-K	28

An increase in our non-performing assets may reduce our interest income and increase our net loan charge-offs, provision for loan losses, and operating expenses.
Non-performing assets (including non-accrual loans, other real estate owned, and other repossessed assets) totaled $245.4 million at December 31, 2021. Our non-accrual loans increased from 0.26 percent of total loans at December 31, 2016 to 0.70 percent of total loans at December 31, 2021 partially due to a significant increase in non-accrual taxi medallion loans within our commercial and industrial loan portfolio. Due to continued negative trends in estimated fair valuations of the underlying taxi medallion collateral, a weak operating environment for ride services and uncertain borrower performance, the remainder of our previously accruing taxi medallion loans were placed on non-accrual status during the first quarter 2020. At December 31, 2021, the non-accrual taxi medallion loans totaling $86.0 million had related reserves of $58.5 million, or 68.0 percent of such loans, within the allowance for loan losses.
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

29	2021 Form 10-K

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
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions, including our recent acquisition of The Westchester Bank and pending acquisition of Bank Leumi USA, could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management's attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be intense, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.
The future impact of changes to the Internal Revenue Code is uncertain and may adversely affect our business.
The U.S. Congress passed significant reform of the Internal Revenue Code, known as the Tax Cuts and Jobs Act of 2017 (Tax Act) at the end of 2017. While the decline in the federal corporate tax rate from 35 percent to 21 percent lowered Valley’s income tax expense as a percentage of its taxable income in 2018 and subsequent years, other provisions of the Tax Act negatively impacted Valley's consolidated financial statements and it may adversely affect Valley in the future. For example, under the provisions of the Tax Act, the $2.5 million, $3.3 million and $2.5 million of the Bank's total FDIC insurance assessment for the years ended December 31, 2021, 2020 and 2019, respectively, was non-tax deductible based upon the asset size of the Bank. If Valley's total assets were to exceed $50 billion at any year-end which is likely at the end of 2022 due to the pending acquisition of Bank Leumi USA, its entire FDIC insurance assessment would be non-tax deductible in that fiscal year. The future impact of the Tax Act or subsequent amendments to the tax rates and laws on our business may be adverse.
Our adoption of the CECL model for determining our allowance for credit losses has added volatility and could add additional volatility, to our provision for credit losses and earnings.
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

2021 Form 10-K	30

estimates based upon our reasonable and supportable economic forecasts. Also, the future amount could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
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
Cyber attacks could compromise our information or result in the data of our customers being improperly divulged or our systems being disrupted which could expose us to liability, losses and escalating operating costs.
Valley regularly collects, processes, transmits and stores confidential information regarding its customers, employees and others for whom it services loans. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on Valley’s behalf. Information security risks have increased because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, denial-of-service, or sabotage systems, often through the introduction of computer viruses or malware, cyber attacks and other means. In addition, recently there have been well-publicized “ransomware” attacks against various U.S. companies with the intent to materially disrupt their computer network and services. Valley frequently experiences attempted cybersecurity attacks against its systems. In 2021, there was a breach by a threat actor of a legacy network from an acquired bank. The breach resulted in the unauthorized access of certain data stored on the legacy network. The legacy network was isolated from Valley’s network, which was not affected by the incident. There can be no assurances that Valley will not incur breaches of our systems or that of our vendors which may expose the data of our customers or disrupt our services, exposing us to significant damage, on-going operational costs and/or reputational harm.
Cyber risk exposure will remain elevated or increase in the future due to, among other things, the increasing size and prominence of Valley in the financial services industry, our expansion of internet and mobile banking tools and new products based on customer needs, and the system and customer account conversions associated with the integration of merger targets. Successful attacks on any one of many our third-party service providers may adversely affect our business and result in the disclosure or misuse of our confidential information or that of our customers. There can be no assurance that we or our third-party service providers will not suffer a cyber attack that exposes us to significant damages, operational costs, or reputational harm.
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

31	2021 Form 10-K

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
In addition, we may be subject to increased regulatory scrutiny from the current presidential and congressional administrations as compared to prior administrations. Changes in key personnel at our federal regulators may result in differing interpretations of existing rules and guidelines and potentially more stringent enforcement and more severe penalties than was previously the case.
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
From time to time, the FASB and the SEC change their guidance governing the form and content of Valley’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (U.S. GAAP), such as the FASB, SEC and banking regulators may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue and may accelerate dependent upon the FASB and International Accounting Standards Board commitments to achieving convergence between U.S. GAAP and International Financial Reporting Standards. Changes in U.S. GAAP and changes in current interpretations are beyond Valley’s control, can be hard to predict and could materially impact how Valley reports its financial results and condition. In certain cases, Valley could be required to apply new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in Valley restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.
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

2021 Form 10-K	32

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
Valley’s shareholders will have a reduced ownership and voting interest in and will exercise less influence over management of Valley after the acquisition of Bank Leumi USA.
Valley’s shareholders currently have the right to vote in the election of the Valley board and on other matters affecting Valley. Upon completion of the merger, Valley anticipates that shares of Valley common stock held by former Bank Leumi USA shareholders will represent approximately 16.8 percent of the outstanding shares of Valley common stock expected to be issued and outstanding as of immediately following and giving effect to the completion of the merger, with Bank Leumi Le-Israel B.M. and its subsidiaries beneficially owning approximately 14.2 percent of the outstanding shares of Valley common stock expected to be issued and outstanding as of immediately following and giving effect to the completion of the merger, and the shares of Valley common stock held by existing Valley shareholders will represent approximately 83.2 percent of the outstanding shares of Valley common stock expected to be issued and outstanding as of immediately following and giving effect to the completion of the merger, in each case based on the number of shares outstanding as of December 31, 2021. Accordingly, Valley’s shareholders may have less influence on the management and policies of Valley after completion of the merger than they now have on the management and policies of Valley.
The Bank Leumi USA acquisition, and future acquisitions, may dilute shareholder value, especially tangible book value per share.
We regularly evaluate opportunities to acquire other financial institutions. If the Bank Leumi USA acquisition is completed, we will issue approximately 84.9 million shares of Valley common stock. While there are many variables, we anticipate that tangible book value will be diluted by 1 percent with an earn back period expected to be approximately one year or longer depending on the speed of achieving cost savings and the amount of savings. Future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of our tangible book value per common share may occur in connection with any future acquisitions.
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

33	2021 Form 10-K

holders of our common stock. See Note 18 to the consolidated financial statements for more details on our common and preferred stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We conduct our business at 232 retail banking centers locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida and Alabama. We own 97 of our banking center facilities and several non-branch operating facilities. The other properties are leased for various terms.

The following table summarizes our retail banking centers in each state:

	Number of banking centers	% of Total
New Jersey
Northern	106	45.7
Central	24	10.3
Total New Jersey	130	56.0
New York
Manhattan	12	5.2
Long Island	12	5.2
Brooklyn	9	3.8
Queens	5	2.2
Westchester County	7	3.0
Total New York	45	19.4
Florida	41	17.7
Alabama	16	6.9
Total	232	100.0%
Our principal executive office is located at One Penn Plaza in Manhattan, New York. Many of our bank operations are located in Wayne, New Jersey, where we own five office buildings. Our New York City corporate headquarters are primarily used as a central hub for New York based lending activities of senior executives and other commercial lenders. We also lease six non-bank office facilities in Florida, used for operational, executive and lending purposes. On December 1, 2021, the Westchester acquisition added seven banking centers located in Westchester County, New York.
The total net book value of our premises and equipment (including land, buildings, leasehold improvements and furniture and equipment) was $326.3 million at December 31, 2021. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Item 3.	Legal Proceedings
In the normal course of business, we are a party to various outstanding legal proceedings and claims. In the opinion of management, our financial condition, results of operations, and liquidity should not be materially affected by the outcome of such legal proceedings and claims.

Item 4.	Mine and Safety Disclosures
Not applicable.

2021 Form 10-K	34

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “VLY”. There were 7,578 shareholders of record as of December 31, 2021.

Performance Graph
The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2016 in: (a) Valley’s common stock; (b) the KBW Regional Banking Index (KRX) and (c) the Standard and Poor’s (S&P) 500 Stock Index. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	12/16	12/17	12/18	12/19	12/20	12/21
Valley	$100.00	$100.08	$82.28	$110.47	$99.36	$144.84
KBW Regional Banking Index (KRX)	100.00	101.81	84.00	104.05	95.02	129.84
S&P 500	100.00	121.82	116.47	153.13	181.29	233.28
The information under “Performance Graph” is not deemed to be “filed” with the SEC and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference into such a filing.

35	2021 Form 10-K

Issuer Repurchase of Equity Securities
The following table presents the purchases of equity securities by the issuer and affiliated purchasers during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1, 2021 to October 31, 2021	3,290	$13.31	—	4,112,465
November 1, 2021 to November 30, 2021	1,615,501	14.31	1,614,992	2,497,473
December 1, 2021 to December 31, 2021	3,969	13.89	—	2,497,473
Total	1,622,760		1,614,992

(1)Includes repurchases made in connection with the vesting of employee stock awards.
(2)On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended December 31, 2021.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
The purpose of this analysis is to provide the reader with information relevant to understanding and assessing Valley’s results of operations and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this report, and statistical data presented in this document. For comparison of our results of operations for the years ended December 31, 2021 and 2020, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.
Cautionary Statement Concerning Forward-Looking Statements
This report, both in MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” "may," "estimate," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under the “Risk Factors” section in Part1, Item 1A of this Annual Report on Form 10-K include, but are not limited to:

•failure to obtain the remaining regulatory approvals for the acquisition of Bank Leumi USA on the anticipated terms and within the anticipated timeframe;
•the inability to realize expected cost savings and synergies from the Bank Leumi USA acquisition in amounts or in the timeframe anticipated;
•greater than expected costs or difficulties relating to Bank Leumi USA integration matters;
•the inability to retain customers and qualified employees of Bank Leumi USA;
•changes in estimates of non-recurring charges related to the Bank Leumi USA acquisition;
•the continued impact of COVID-19 on the U.S. and global economies, including business disruptions, reductions in employment and an increase in business failures, specifically among our clients;
•the continued impact of COVID-19 on our employees and our ability to provide services to our customers and respond to their needs as more cases of COVID-19 may arise in our primary markets;

2021 Form 10-K	36

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
•cyber attacks, ransomware attacks, computer viruses or other malware that may breach the security of our websites or other systems to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems;
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

37	2021 Form 10-K

Allowance for Credit Losses. Determining the allowance for credit losses for loans has historically been identified as a critical accounting estimate. On January 1, 2020, we adopted new accounting guidance which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans, unfunded credit commitments and held to maturity debt securities measured at amortized cost. Prior to 2020, an allowance for credit losses for loans was recognized based on probable incurred losses. See Notes 1, 4 and 5 to the consolidated financial statements for further discussion of our accounting policies and methodologies for establishing the allowance for credit losses.
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
•The allowance for credit losses is influenced by factors outside of our control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions such as trends in gross domestic product (GDP), unemployment, housing prices, interest rates, inflation, and energy prices; and
•Judgment is required to determine whether the models used to generate the allowance for credit losses produce an estimate that is sufficient to encompass the current view of lifetime expected credit losses.
Management’s determination of the amount of the ACL is a critical accounting estimate as it requires significant reliance on the credit risk we ascribe to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on individually evaluated loans, significant reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Changes in such estimates could significantly impact our allowance and provision for credit losses. Accordingly, our actual credit loss experience may not be in line with our expectations.
Changes in Our Allowance for Credit Losses for Loans
Valley considers it difficult to quantify the impact of changes in the economic forecast on its allowance for credit losses for loans. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for credit losses for loans, which totaled $375.7 million and $351.4 million at December 31, 2021 and 2020, respectively.
As discussed further in the "Allowance for Credit Losses" section in this MD&A, we incorporated a multi-scenario economic forecast for estimating lifetime expected credit losses at December 31, 2021 and 2020. Due to continuous actual and expected improvements in economic conditions during 2021, including a significant decrease in the uncertain impact of the COVID-19 pandemic since December 31, 2020, we decreased our probability weighting for the most severe economic scenario at December 31, 2021. As a result, the qualitative economic component of our reserves at December 31, 2021 declined by more than $34 million as compared to December 31, 2020. Other qualitative non-economic reserves largely based upon management judgements about the uncertain impact of the COVID-19 pandemic on the performance of our loan portfolio declined by approximately $7 million as compared to December 31, 2020. The positive developments in these significant judgmental factors during 2021 were more than offset by increases in the quantitative portion of our allowance based upon a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics.
Specific reserves totaling $71.5 million and $75.9 million, respectively, within the allowance at December 31, 2021 and 2020 are also largely based upon management's valuation of collateral for collateral dependent loans and the present value of expected cash flows for certain troubled debt restructured loans. The majority of these reserves at both December 31, 2021 and 2020 related to New York City taxi medallion loan valuations based on the estimated value of the underlying medallions. The valuation of the underlying medallions could be adversely impacted by further illiquidity or dislocation in the market, resulting in depressed market valuations of the underlying collateral, thus leading to additional provisions for loan losses. See additional taxi medallion loan valuation sensitivity analysis under the "Non-performing Assets" section of this MD&A.
Goodwill and Other Intangible Assets. We have significant goodwill and other intangible assets related to our acquisitions totaling $1.5 billion and $70.4 million at December 31, 2021, respectively. We record all acquired assets, including goodwill and other intangible assets, and assumed liabilities in purchase acquisitions at fair value as of the acquisition date, and

2021 Form 10-K	38

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
We perform our annual goodwill impairment test in the second quarter of each year, or more often if events or circumstances warrant. In addition to the annual impairment test, we assessed the impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of our reporting units each quarter end. After consideration of these variables and other possible triggering events or circumstances, as well as our operating results, we determined it was more-likely-than-not that the fair values of our four reporting units, wealth management, consumer lending, commercial lending, and investment management, were in excess of their carrying values during 2021. Therefore, we concluded there were no triggering events that would require additional goodwill impairment test of the reporting units during 2021.
Based upon Valley’s 2021 annual goodwill impairment testing, the fair values of its four reporting units were in excess of their carrying values. In 2022, we will continue to monitor and evaluate the impact of COVID-19 and its impact on our market capitalization, overall economic conditions, and any triggering events that may indicate a possible impairment of goodwill allocated to our reporting units. While not expected at this time, we may be required to record a charge to earnings should there be a deficiency in our estimated fair value of one or more of our reporting units during our subsequent annual (or more frequent) impairment tests. See the "Business Segments" section in this MD&A for more information regarding our business segments/reporting units.
Fair value is determined using certain discounted cash flow and market multiple methods. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may materially affect the estimates include, among others, impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, growth rate, terminal values, and specific industry or market sector conditions. To assist in assessing the impact of potential goodwill or other intangible assets impairment charges at December 31, 2021, the impact of a five percent impairment charge on these intangible assets would result in a reduction in pre-tax income of approximately $76.5 million. See Note 8 to the consolidated financial statements for additional information regarding goodwill and other intangible assets.
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

39	2021 Form 10-K

portion of the deferred tax asset is not realizable, a valuation allowance is established. Management determined it is more likely than not that Valley will realize its net deferred tax assets, except for immaterial valuation allowances, as of December 31, 2021 and 2020.
We also maintain a reserve related to certain tax positions that management believes contain an element of uncertainty. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. During 2021, 2020 and 2019, our income tax expense reflected increases of $1.2 million, $1.5 million and $31.1 million, respectively, to our tax provision related to reserve for uncertain tax liability positions and/or accrued interest related to such positions at December 31, 2021, 2020 and 2019, respectively.
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

Executive Summary
Company Overview. At December 31, 2021, Valley had consolidated total assets of $43.4 billion, total net loans of $33.8 billion, total deposits of $35.6 billion and total shareholders’ equity of $5.1 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida and Alabama. Of our current 232 branch network, 56 percent, 19 percent, 18 percent and 7 percent of the branches are located in New Jersey, New York, Florida and Alabama, respectively. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years primarily both through organic efforts and through bank acquisitions discussed below and elsewhere in this report.
The Westchester Bank Holding Corporation. On December 1, 2021, Valley completed its acquisition of The Westchester Bank Holding Corporation (Westchester) and its principal subsidiary, The Westchester Bank, which was headquartered in White Plains, New York. Westchester had approximately $1.4 billion in assets, $915.0 million in loans, and $1.2 billion in deposits, after purchase accounting adjustments, and a branch network of seven locations in Westchester County, New York. The acquisition represented a significant addition to Valley's New York franchise, and enabled Valley to expand into the Westchester County, New York market. Full systems integration was completed in February 2022 with minimal disruption to our customers. However, some normal post-systems integration matters involving back-office and other functions were still underway at the filing date of this report.
Dudley Ventures. On October 8, 2021, Valley acquired certain subsidiaries of Arizona-based Dudley Ventures (DV), an advisory firm specializing in the investment and management of tax credits. The transaction price included $11.3 million of cash at the closing date, fixed future stock consideration totaling $3.8 million, and contingent cash earn-out payments based upon revenue growth of the acquired entities over a five-year period. On November 16, 2021, Valley also acquired DV Financial Services, a registered broker-dealer regulated by FINRA, which is largely inactive. The DV related acquisitions are expected to support our efforts to build differentiated sources of non-interest income.
Bank Leumi Le-Israel Corporation. On September 23, 2021, Valley announced that it will acquire Bank Leumi Le-Israel Corporation, the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA, and collectively referred to as "Bank Leumi USA". Bank Leumi USA maintains its headquarters in New York City and also has commercial banking offices in Chicago, Los Angeles, Palo Alto, and Aventura, Florida. As of December 31, 2021, Bank Leumi USA had total assets of $8.3 billion, total deposits of $7.1 billion, and gross loans of $5.8 billion. Valley has received regulatory approval from the FRB and OCC, as well as Valley shareholder approval of the issuance of Valley common stock in connection with the acquisition. The acquisition remains subject to regulatory approval by the New York State Department of Financial Services, as well as other customary closing conditions. The acquisition is anticipated to close in the second quarter of 2022.
See Note 2 to the consolidated financial statements for additional details regarding these recent and pending acquisitions.
Impact of COVID-19. Economic activity and businesses continued to improve in the second half of 2021, although the emergence of the Omicron variant of the COVID-19 virus, which spread rapidly both globally and in the U.S., cast some uncertainty on the strength of the economic recovery. The U.S. is experiencing significant global supply chain disruptions and labor shortages which have contributed to a spike in inflation. We continue to monitor the impact of COVID-19 closely, including its impact on our employees, customers, communities and results of operations and other government stimulus or

2021 Form 10-K	40

Federal Reserve actions. The extent to which the COVID-19 pandemic will impact our operations and financial results during 2022 and beyond is highly uncertain. We continue to closely monitor local conditions in the areas we serve and will take actions as circumstances warrant and will follow proper protocols designed to ensure safety of our employees and customers. See the "Operating Environment" section of MD&A for more details.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act and additional legislation that followed including the Consolidated Appropriations Act and the American Rescue Plan Act of 2021 provided funding for the SBA's Paycheck Protection Program (PPP) and established rules for qualifying borrowers to receive loan forgiveness by the SBA under this program. Valley extended a total of $3.2 billion PPP loans under the program, of which $2.8 billion of these loans have received forgiveness from the SBA, most of which occurred during 2021. As of December 31, 2021, we had $436 million of PPP loans still outstanding.
In response to the COVID-19 pandemic and its economic impact on certain customers and in accordance with provisions set forth by the CARES Act, Valley implemented short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. As of December 31, 2021, Valley had approximately $28.0 million of outstanding loans remaining in their payment deferral periods under short-term modifications representing approximately 0.1 percent of our total loan portfolio at December 31, 2021 as compared to approximately $361 million, or 1.1 percent of total loans at December 31, 2020.
Annual Results. Net income totaled $473.8 million, or $1.12 per diluted common share, for the year ended December 31, 2021 compared to $390.6 million in 2020, or $0.93 per diluted common share. The increase in net income in 2021 compared to 2020 was largely due to:
•a $91.0 million, or 8.1 percent, increase in our net interest income primarily driven by (i) lower rates on our deposit products combined with a continued customer shift to deposits without stated maturities, (ii) run-off of higher cost time deposits, (iii) lower average other borrowings due to normal maturities of FHLB advances and long-term repos, as well as our prepayments of certain long-term FHLB borrowings in December 2020 and June 2021 and (iv) a $1.2 billion increase in average earnings assets largely due to solid organic loan growth, partially offset by lower yields on average loans and investments;
•a $93.1 million decrease in our provision for credit losses mostly due to improvements in the economic forecast component of our CECL model during 2021; partially offset by:
•a $28.0 million decrease in non-interest income due to the combination of lower gains on sales of residential mortgage loans and lower fee income related to derivative interest rate swaps executed with commercial lending customers, partially offset by moderate increases in several other fee categories;
•a $45.4 million increase in non-interest expense largely due to salary and benefit costs which, among other things, was driven higher by strategic increases in our headcount to enhance lending and operations, increases in our branch compensation, higher medical insurance costs, as well as $7.6 million of merger expenses associated with our 2021 merger activities; and
•a $27.4 million increase in income tax expense mostly caused by higher 2021 pre-tax income.
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense,” and “Income Taxes” sections in this MD&A for more details on the items above and other infrequent items, including merger expenses and the loss on extinguishment of debt, impacting our 2021 annual results.
Operating Environment. During 2021, real gross domestic product increased 5.7 percent compared to a decline of 3.4 percent in 2020. Growth was driven by increases in household consumption (particularly for services), business fixed investment and inventory restocking. Demand in these categories more than offset the decline in net exports and slowing government consumption.
To support economic activity, the Federal Reserve maintained the target range for the federal funds rate between zero and 0.25 percent. In addition, the Federal Reserve continued to purchase Treasury securities and agency residential and commercial mortgage-backed securities. The Federal Reserve indicated at its recent meeting that it expects to reduce accommodation, though it will continue to monitor the impact of incoming information on the economic outlook in their decisions.
The 10-year U.S. Treasury note yield ended 2021 at 1.52 percent, 59 basis points higher than at December 31, 2020. The spread between the 2- and 10-year U.S. Treasury note yields ended the year at 0.79 percent, 1 basis point lower compared to the end of 2020.

41	2021 Form 10-K

For all commercial banks in the U.S., loans and leases grew approximately 4.1 percent from December 31, 2020 to December 31, 2021. For the industry, banks reported that demand for most commercial loan products increased sharply compared to 2020. The increase was broad-based across commercial real estate lending and for loans to middle market firms. Overall, the industry reported that underwriting standards remained mostly unchanged for commercial loan products. Our loan originations were strong across most products and geographies as economic activity expanded during 2021. While the outlook for the economy and our industry remain mostly positive for 2022, many difficult to predict adverse factors largely resulting from the prolonged COVID-19 pandemic, or geopolitical events, could weigh on the economy and, as a result, our financial operations and results, as highlighted in the remaining MD&A discussion below.
Loans. Total loans increased $1.9 billion to $34.2 billion at December 31, 2021 from December 31, 2020 in spite of a $1.7 billion decrease in PPP loans within the commercial and industrial loan category caused by SBA loan forgiveness. The overall increase in non-PPP loans was mainly due to strong organic growth during the year and $915 million of loans that we acquired from Westchester. Excluding acquired loans from Westchester, commercial real estate (including construction), non-PPP commercial and industrial, residential mortgage and automobile loans increased 9.3 percent, 8.7 percent, 7.9 percent, and 15.8 respectively, during the year ended December 31, 2021. Additionally, we originated $1.0 billion of residential mortgage loans for sale rather than held for investment. Loans held for sale totaled $139.5 million and $301.4 million at December 31, 2021 and 2020, respectively.
For 2022, we are targeting net loan growth in the range of 7 to 9 percent based on gross non-PPP loans of approximately $33.7 billion at December 31, 2021, excluding PPP loans of $436 million at December 31, 2021. However, there can be no assurance that we will achieve such levels given the potential for unforeseen changes in the market and other conditions detailed in our risk factors set forth under Item 1A. of this Report. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Total non-performing assets (NPAs), consisting of non-accrual loans, other real estate owned (OREO), other repossessed assets and non-accrual debt securities increased $50.8 million, or 26.1 percent to $245.4 million at December 31, 2021 as compared to December 31, 2020. This increase was largely due to higher non-accrual loans in the commercial real estate, construction and residential mortgage loan categories. Non-accrual loans totaled $240.2 million, or 0.70 percent of our entire loan portfolio of $34.2 billion, at December 31, 2021 as compared to $185.3 million, or 0.58 percent of total loans, at December 31, 2020.
Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) decreased $43.1 million to $55.9 million, or 0.16 percent of total loans at December 31, 2021 as compared to $99.0 million, or 0.31 percent of total loans, at December 31, 2020. The decrease was largely due to lower early stage delinquencies in the commercial real estate, residential mortgage and total consumer loan categories reported at December 31, 2021.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. However, due to the potential for future credit deterioration caused by the downturn in economic conditions impacted by the COVID-19 pandemic or other factors, management cannot provide assurance that our non-performing assets will not increase substantially from the levels reported at December 31, 2021. See the “Non-performing Assets” section below for further analysis of our asset quality.
Deposits and Borrowings. Overall, average deposits increased by $2.5 billion to $33.2 billion for the year ended December 31, 2021 as compared to 2020 largely due to continued growth in both commercial and retail customer balances. Average non-interest bearing deposits represented approximately 31 percent of total average deposits for the year ended December 31, 2021, whereas savings, NOW and money market accounts were 55 percent and time deposits were 14 percent of total average deposits for the year ended December 31, 2021. Average non-interest bearing deposits, savings, NOW and money market accounts, and time deposits were 27 percent, 47 percent, and 26 percent, respectively, for the year ended December 31, 2020. Our mix of total deposits at December 31, 2021 as compared to December 31, 2020 reflects the shift in customer preference for deposits without stated maturities resulting from the low interest rates offered on our time deposits, as well as some funding from maturing retail CDs continued to migrate to the more liquid deposit products categories. Ending balances of brokered deposits were $1.4 billion at December 31, 2021, consisting of money market deposit accounts, as compared to $3.1 billion at December 31, 2020. The decline was largely due to the maturity and repayment of all brokered CDs throughout 2021 as organic deposit growth outweighed the need for wholesale funding sources. While we believe the current operating environment will likely continue to be favorable for Valley’s deposit gathering initiatives, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at December 31, 2021.

2021 Form 10-K	42

The following table presents average short-term and long-term borrowings for the years ended December 31, 2021 and 2020:

	2021	2020
	(in thousands)
Average short-term borrowings:
FHLB advances	$722,192	$1,281,121
Securities sold under repurchase agreements	163,223	152,392
Federal funds purchased	6,493	188,068
Total	$891,908	$1,621,581

Average long-term borrowings:
FHLB advances	$1,136,661	$2,100,874
Subordinated debt	533,754	356,273
Securities sold under repurchase agreements	170,685	337,159
Junior subordinated debentures issued to capital trusts	56,243	55,907
Total	$1,897,343	$2,850,213
Average short-term borrowings presented in the above table decreased largely due to the success of our retail, commercial and government deposit gathering efforts in 2021. Average long-term borrowings decreased largely due the combination of (i) $534 million and $248 million of FHLB advances which were prepaid in December 2020 and June 2021, respectively, (ii) normal repayments upon the maturities of FHLB advances and (iii) $300 million of long-term repurchase agreements which matured during the third quarter 2021. These decreases were partially offset by $300 million of subordinated notes issued in May 2021. See the “Net Interest Income” section below and Note 10 to the consolidated financial statements for additional details on our borrowed funds.
Selected Performance Indicators. The following table presents our annualized performance ratios for the three years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Return on average assets	1.14%	0.96%	0.93%
Return on average assets, as adjusted	1.18	0.99	0.98

Return on average shareholders’ equity	9.98	8.68	8.71
Return on average shareholders’ equity, as adjusted	10.27	8.93	9.19

Return on average tangible shareholders’ equity (ROATE)	14.40	12.82	13.05
ROATE, as adjusted	14.82	13.19	13.77
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

43	2021 Form 10-K

Adjusted net income for the three years ended December 31, 2021, 2020 and 2019 was computed as follows:

	2021	2020	2019
	(in thousands)
Net income, as reported	$473,840	$390,606	$309,793
Add: Loss on extinguishment of debt (net of tax)	6,024	8,649	22,992
Add: Net impairment losses on securities (net of tax)	—	—	2,104
Add: (Gains) losses on available for sale and held to maturity securities transactions (net of tax) (1)	(390)	(377)	108
Add: Severance expense (net of tax) (2)	—	1,489	3,477
Add: Tax credit investment impairment (net of tax) (3)	—	—	1,746
Add: Merger related expenses (net of tax) (4)	6,698	1,371	11,929
Add: Litigation reserve (net of tax) (5)	1,505	—	—
Add: Income tax expense (6)	—	—	31,123
Less: Gain on sale-leaseback transaction (net of tax) (7)	—	—	(56,414)
Net income, as adjusted	487,677	401,738	326,858

(1)    Included in gains on securities transactions, net.
(2)    Severance expense is included in salary and employee benefits expense.
(3)    Impairment is included in the amortization of tax credit investments.
(4)    Merger related expenses are primarily within salary and employee benefits expense, professional and legal fees, and other non-interest expenses.
(5)    Litigation reserve included in professional and legal fees.
(6)    Income tax expense related to reserves for uncertain tax positions initially recorded in 2019.
(7)    The gain on sale leaseback transactions is included in net gains on the sales of assets within other non-interest income.
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
Adjusted annualized return on average assets for the three years ended December 31, 2021, 2020 and 2019 was computed by dividing adjusted net income by average assets, as follows:

	2021	2020	2019
	($ in thousands)
Net income, as adjusted	$487,677	$401,738	$326,858
Average assets	41,475,682	40,557,326	33,442,738
Return on average assets, as adjusted	1.18%	0.99%	0.98%

Adjusted annualized return on average shareholders' equity for the three years ended December 31, 2021, 2020 and 2019 was computed by dividing adjusted net income by average shareholders' equity, as follows:

	2021	2020	2019
	($ in thousands)
Net income, as adjusted	$487,677	$401,738	$326,858
Average shareholders' equity	4,747,745	4,500,067	3,555,483
Return on average shareholders' equity, as adjusted	10.27%	8.93%	9.19%

2021 Form 10-K	44

ROATE and adjusted ROATE for the three years ended December 31, 2021, 2020 and 2019 were computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	2021	2020	2019
	($ in thousands)
Net income	$473,840	$390,606	$309,793
Net income, as adjusted	$487,677	$401,738	$326,858
Average shareholders’ equity	$4,747,745	$4,500,067	$3,555,483
Less: Average goodwill and other intangible assets	1,457,519	1,454,349	1,182,140
Average tangible shareholders’ equity	$3,290,226	$3,045,718	$2,373,343
ROATE	14.40%	12.82%	13.05%
ROATE, as adjusted	14.82%	13.19%	13.77%
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
Annual Period 2021. Net interest income on a tax equivalent basis increased by $90.2 million to $1.2 billion for 2021 as compared to 2020. Interest expense decreased $140.5 million to $124.3 million for 2021 mainly driven by (i) lower rates on our deposit products combined with a continued customer shift to deposits without stated maturities, (ii) run-off of higher cost time deposits, and (iii) lower average other borrowings due to normal debt maturities and our prepayments of $534 million and $248 million of long-term FHLB borrowings in December 2020 and June 2021, respectively. Interest income on a tax equivalent basis decreased $50.3 million to $1.3 billion for 2021 largely due to lower overall yields on average loans and investments, partially offset by a $1.2 billion increase in average earnings assets largely due to solid organic loan growth. Interest and fee income related to PPP loans totaled $84.9 million for 2021 as compared to $43.6 million for 2020.
The net interest margin on a tax equivalent basis was 3.17 percent for the year ended December 31, 2021 and increased 14 basis points as compared to 2020. The yield on average interest earning assets decreased 25 basis points mainly attributable to decreased yields on average loans and average taxable investments. The yield on average loans decreased 21 basis points to 3.83 percent for 2021 as compared to 4.04 percent in 2020 largely due to new and refinanced loan originations at lower market interest rates, loan prepayments, and interest rates resetting on adjustable rate loans throughout 2021. Our average taxable investment portfolio yield decreased 45 basis points during 2021 as compared to the prior year due to our reinvestment of principal repayments at lower rates. More than offsetting the decrease in the yield on average interest earning assets, the cost of average interest bearing liabilities decreased 50 basis points to 0.49 percent for 2021 as compared to the prior year. The decrease in the overall cost as compared to 2020 was mainly due to our ability to reprice our sources of funding at lower rates.
Average interest earning assets totaling $38.2 billion for the year ended December 31, 2021 increased $1.2 billion, or 3.3 percent, as compared to 2020. Average loan balances increased $1.0 billion to $32.8 billion in 2021 and partially offset the decrease in interest income driven by the lower yields on average loans and taxable investments as compared to 2020. The growth in average loans during 2021 was due in large part, to organic loan growth in a number of non-PPP loan categories, which was significantly offset by a $1.7 billion decrease in PPP loans caused by SBA forgiveness during the year ended December 31, 2021. The new loan production in 2021 came from a blend of new and existing customer relationships with significant geographic and product diversification across our primary markets.
Average interest bearing liabilities decreased $1.3 billion to $25.6 billion for the year ended December 31, 2021 from the same period in 2020 mainly due to the strong growth we experienced in deposits from both commercial and retail customers and the customer shift from time deposits to transactional deposits without stated maturities. The average non-interest bearing deposits and savings, NOW and money market account balances increased by $2.2 billion and $3.9 billion, respectively, and were partially offset by a $3.6 billion decrease in average time deposits for the year ended December 31, 2021 as compared to the prior year. Average short-term and long-term borrowings decreased by $729.7 million and $952.9 million, respectively, in 2021, as compared to 2020 due, in part, to strong growth in deposits which provided excess liquidity and enabled us to reduce our other sources of funds.

45	2021 Form 10-K

Fourth Quarter 2021. Net interest income on a tax equivalent basis totaling $316.0 million for the fourth quarter 2021 increased $14.3 million and $27.2 million as compared to the third quarter 2021 and fourth quarter 2020, respectively. Interest income on a tax equivalent basis increased $11.2 million to $340.7 million for the fourth quarter 2021 as compared to the third quarter 2021 due to (i) increases of $639.7 million and $248.6 million in average loans and investment securities, respectively, (ii) a $2.4 million increase in periodic non-PPP loan fees and interest recovery income, and (iii) an $877 thousand increase in PPP loan related interest and fees caused by loan forgiveness in the fourth quarter 2021. Interest expense of $24.7 million for the fourth quarter 2021 decreased $3.1 million as compared to the third quarter 2021 as we continue to reduce our cost of funding from both deposits and the repayment of other borrowings, primarily FHLB advances.
The net interest margin on a tax equivalent basis of 3.23 percent for the fourth quarter 2021 increased 8 basis points as compared to 3.15 percent for the third quarter 2021, and increased 17 basis points from 3.06 percent for the fourth quarter 2020. The yield on average interest earning assets increased by 4 basis points on a linked quarter basis mostly due to the higher yield on averages loans. The yields on average loans increased to 3.83 percent for the fourth quarter 2021 from 3.79 percent for the third quarter 2021 largely due to the increases in non-PPP loan fees, interest recovery income, and PPP interest and fees combined with a $493 million decline in average PPP loans during the fourth quarter 2021. The overall cost of average interest-bearing liabilities decreased by 5 basis points to 0.39 percent for the fourth quarter 2021 as compared to the linked third quarter 2021 due to the continued customer shift to lower cost deposits, as well as lower average short and long-term borrowings caused by normal repayments funded by excess liquidity. Our cost of total average deposits was 0.15 percent for the fourth quarter 2021 as compared to 0.18 percent for the third quarter 2021.
Many financial market participants currently anticipate higher interest rates in 2022 as compared to 2021. Higher levels of market interest rates would benefit certain interest earning assets on our balance sheet and likely provide us the opportunity to reinvest excess liquidity at higher rates. Under this scenario, we would also anticipate a lag in higher funding costs given the significant excess liquidity currently present in the U.S. banking system. Based upon our estimates at December 31, 2021, we anticipate net interest income growth of approximately 5 to 7 percent for the full year of 2022 as compared to 2021, excluding the impact of the Bank Leumi USA acquisition expected to close in the second quarter of 2022.

2021 Form 10-K	46

The following table reflects the components of net interest income for each of the three years ended December 31, 2021, 2020 and 2019:

ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2021			2020			2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$32,816,985	$1,257,489	3.83%	$31,785,859	$1,284,807	4.04%	$26,235,253	$1,198,908	4.57%
Taxable investments (3)	3,285,543	63,383	1.93	3,446,670	81,893	2.38	3,394,397	98,949	2.92
Tax-exempt investments (1)(3)	464,833	14,830	3.19	549,204	18,434	3.36	647,178	22,051	3.41
Interest bearing deposits with banks	1,660,454	1,738	0.10	1,229,200	2,556	0.21	298,702	5,723	1.92
Total interest earning assets	38,227,815	1,337,440	3.50	37,010,933	1,387,690	3.75	30,575,530	1,325,631	4.34
Allowance for loan losses	(349,877)			(295,131)			(157,562)
Cash and due from banks	279,578			309,539			275,619
Other assets	3,285,731			3,495,464			2,762,478
Unrealized gains (1osses) on securities available for sale, net	32,435			36,521			(13,327)
Total assets	$41,475,682			$40,557,326			$33,442,738
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$18,223,279	$42,879	0.24%	$14,280,137	$76,169	0.53%	$11,406,073	$145,177	1.27%
Time deposits	4,574,337	25,094	0.55	8,125,869	106,067	1.31	7,521,338	166,693	2.22
Total interest bearing deposits	22,797,616	67,973	0.30	22,406,006	182,236	0.81	18,927,411	311,870	1.65
Short-term borrowings	891,908	5,374	0.60	1,621,581	11,372	0.70	2,070,258	47,862	2.31
Long-term borrowings	1,897,343	50,978	2.69	2,850,213	71,207	2.50	1,951,203	63,220	3.24
Total interest bearing liabilities	25,586,867	124,325	0.49	26,877,800	264,815	0.99	22,948,872	422,952	1.84
Non-interest bearing deposits	10,441,816			8,284,376			6,364,986
Other liabilities	699,254			895,083			573,397
Shareholders’ equity	4,747,745			4,500,067			3,555,483
Total liabilities and shareholders’ equity	$41,475,682			$40,557,326			$33,442,738
Net interest income/interest rate spread (5)		1,213,115	3.01%		1,122,875	2.76%		902,679	2.50%
Tax equivalent adjustment		(3,214)			(3,971)			(4,631)
Net interest income, as reported		$1,209,901			$1,118,904			$898,048
Net interest margin (6)			3.16%			3.02%			2.94%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.17%			3.03%			2.95%

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
(6)Net interest income as a percentage of total average interest earning assets.

47	2021 Form 10-K

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2021 Compared to 2020			2020 Compared to 2019
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$40,846	$(68,164)	$(27,318)	$234,704	$(148,805)	$85,899
Taxable investments	(3,685)	(14,825)	(18,510)	1,502	(18,558)	(17,056)
Tax-exempt investments*	(2,726)	(878)	(3,604)	(3,293)	(324)	(3,617)
Federal funds sold and other interest bearing deposits	712	(1,530)	(818)	5,471	(8,638)	(3,167)
Total increase (decrease) in interest income	35,147	(85,397)	(50,250)	238,384	(176,325)	62,059
Interest expense:
Savings, NOW and money market deposits	17,145	(50,435)	(33,290)	30,152	(99,160)	(69,008)
Time deposits	(34,806)	(46,167)	(80,973)	12,497	(73,123)	(60,626)
Short-term borrowings	(4,568)	(1,430)	(5,998)	(8,658)	(27,832)	(36,490)
Long-term borrowings and junior subordinated debentures	(25,271)	5,042	(20,229)	24,674	(16,687)	7,987
Total (decrease) increase in interest expense	(47,500)	(92,990)	(140,490)	58,665	(216,802)	(158,137)
Increase (decrease) in net interest income	$82,647	$7,593	$90,240	$179,719	$40,477	$220,196

*    Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate.
Non-Interest Income
Non-interest income represented 10.4 percent and 11.7 percent of total interest income plus non-interest income for 2021 and 2020, respectively. For the year ended December 31, 2021, non-interest income decreased $28.0 million as compared to the year ended December 31, 2020 largely due to both lower gains on sales of loans and swap fee income derived from new commercial loan transactions. See further details below.
The following table presents the components of non-interest income for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	(in thousands)
Trust and investment services	$14,910	$12,415	$12,646
Insurance commissions	7,810	7,398	10,409
Service charges on deposit accounts	21,424	18,257	23,636
Gains (losses) on securities transactions, net	1,758	524	(150)
Net impairment losses on securities recognized in earnings	—	—	(2,928)
Fees from loan servicing	11,651	10,352	9,794
Gains on sales of loans, net	26,669	42,251	18,914
Gains (losses) on sales of assets, net	901	(1,891)	78,333
Bank owned life insurance	8,817	10,083	8,232
Other	61,073	83,643	55,634
Total non-interest income	$155,013	$183,032	$214,520

2021 Form 10-K	48

Trust and investment services income increased $2.5 million for the year ended December 31, 2021 from $12.4 million in 2020 mainly due to higher fees generated by the Bank's asset management subsidiary due to appreciation in customer balances as well as investment advisory fees generated by DV in the fourth quarter 2021.
Service charges on deposit accounts which increased $3.2 million for the year ended December 31, 2021 as compared to 2020 are mostly attributable to a reduction in waived fees related to COVID-19 customer relief efforts.
Gains on securities transactions, net increased by $1.2 million for the year ended December 31, 2021 as compared to 2020 mainly due to net trading gains from the launch of our new municipal bond trading platform in the first quarter 2021.
Fees from loan servicing increased $1.3 million for the year ended December 31, 2021 from $10.4 million in 2020 mainly due to additional fees from mortgage servicing rights on loans originated and sold by us during the year ended December 31, 2021. The aggregate principal balances of residential mortgage loans serviced by us for others increased approximately $76 million to $3.6 billion at December 31, 2021 from $3.5 billion at December 31, 2020.
Net gains on sales of loans decreased $15.6 million for the year ended December 31, 2021 as compared to 2020. Our net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans held for sale carried at fair value at each period end. The change in the fair value of loans held for sale totaled $11.8 million of net losses for the year ended December 31, 2021 as compared to the net gains of $13.5 million the year ended December 31, 2020. Excluding the effect of the change in the fair value, the net gain on actual sales of loans increased $9.7 million or the year ended December 31, 2021 as compared to 2020. This increase was mainly due to higher volume of loans sold in 2021, as well as improved spreads on the sales of individual loans which were on average approximately 21 basis points higher as compared to the prior year. During 2021, we sold $1.2 billion of residential mortgages as compared to $1.0 billion of residential mortgage loans sold during 2020. Residential mortgage loan originations (including both new and refinanced loans) increased 32.2 percent to $2.6 billion for the year ended December 31, 2021 as compared to $1.9 billion in 2020. See further discussions of our residential mortgage loan origination activity under “Loans” in the "Executive Summary" section of this MD&A above and Note 3 to the consolidated financial statements for details about the fair value methodology.
Net gains on sales of assets increased $2.8 million for the year ended December 31, 2021 as compared to $1.9 million net losses in 2020 primarily due to the net gains on the sale of a few former branch properties and other repossessed assets during 2021. In addition, the net losses recorded during 2020 included impairment charges recognized on certain technology assets.
Other non-interest income decreased $22.6 million for the year ended December 31, 2021 as compared to 2020 mainly due to a $32.1 million decrease in swap fee income caused by lower transaction volume of interest rate swaps executed with commercial lending customers. Swap fee income totaled $26.9 million and $59.0 million for the years ended December 31, 2021 and 2020, respectively. The decrease in swap fee income was partially offset by moderately higher fees and income in various other categories, including a $2.8 million increase in credit card and debit card fees mainly driven by greater card utilization.
Non-Interest Expense
Non-interest expense increased $45.4 million to $691.5 million for the year ended December 31, 2021 as compared to 2020 mainly driven by higher salary and employee benefits expense, as well as higher professional and legal fees. See further details below. The following table presents the components of non-interest expense for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
		(in thousands)
Salary and employee benefits expense	$375,865	$333,221	$327,431
Net occupancy and equipment expense	132,098	129,002	118,191
FDIC insurance assessment	14,183	18,949	21,710
Amortization of other intangible assets	21,827	24,645	18,080
Professional and legal fees	38,432	32,348	20,810
Loss on extinguishment of debt	8,406	12,036	31,995
Amortization of tax credit investments	10,910	13,335	20,392
Telecommunication expense	11,409	10,737	9,883
Other	78,412	71,875	63,063
Total non-interest expense	$691,542	$646,148	$631,555

49	2021 Form 10-K

Salary and employee benefits expense increased $42.6 million for the year ended December 31, 2021 as compared to 2020. The increase was primarily due to the combination of strategic increases in our headcount to enhance lending and operations, and increases in our branch compensation to preserve staffing and service levels, and to keep pace with the increases in wage demand across the industry. In addition, higher cash and stock-based incentive compensation accruals and health insurance costs also attributed to the 2021 increase. Change in control, severance and retention expenses related to our 2021 merger activities was $6.5 million for the year ended December 31, 2021. Severance costs related to operational restructuring efforts and our branch transformation strategy totaled $2.1 million for the year ended December 31, 2020.
Net occupancy and equipment expenses increased $3.1 million for the year ended December 31, 2021 as compared to 2020 largely due to higher cleaning, maintenance and repair costs.
The FDIC insurance assessment of $14.2 million decreased $4.8 million during 2021 as compared to the prior year largely due to the Bank's improved capital position and overall risk profile.
Amortization of other intangibles decreased $2.8 million for the year ended December 31, 2021 as compared to 2020 largely due to lower amortization expense of core deposit intangibles, as well as a full impairment adjustment recovery of the $865 thousand valuation allowance on loan servicing rights at December 31, 2020. See Note 8 to the consolidated financial statements for additional information.
Professional and legal fees increased $6.1 million for the year ended December 31, 2021 as compared to 2020. The increase was largely attributable to (i) higher consulting expenses mostly related to our technology transformation efforts and new product initiatives, (ii) a $2.1 million accrual for general litigation reserves, and (iii) $1.7 million of merger related costs during the year ended December 31, 2021.
Loss on extinguishment of debt totaling $8.4 million for the year ended December 31, 2021 reflects the prepayment of approximately $248 million of long-term FHLB advances during the second quarter 2021. During the year ended December 31, 2020, we also incurred a loss on extinguishment of debt totaling $12.0 million related to prepayments of long-term FHLB advances and institutional repo borrowings totaling $534.3 million and $50 million, respectively. All of the prepayments were funded by excess cash liquidity at the Bank. See Note 10 to the consolidated financial statements for additional information.
Amortization of tax credit investments decreased $2.4 million for the year ended December 31, 2021 as compared to 2020 mainly due to lower amortization on low income and new market tax credits and is attributable to differences in the timing and amount of such investments and recognition of the related tax credits. Tax credit investments, while negatively impacting the level of our operating expenses and efficiency ratio, directly reduce our income tax expense and effective tax rate. See Note 14 to the consolidated financial statements for additional information.
Other non-interest expense increased $6.5 million for the year ended December 31, 2021 as compared to 2020. The net increase in this expense category was largely due to a $4.7 million increase in data processing costs and incrementally higher operating expenses in several categories stemming from increased loan originations and expansion of our operations.
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

2021 Form 10-K	50

The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for such items during the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	($ in thousands)
Total non-interest expense, as reported	$691,542	$646,148	$631,555
Less: Loss on extinguishment of debt (pre-tax)	8,406	12,036	31,995
Less: Amortization of tax credit investments (pre-tax)	10,910	13,335	20,392
Less: Merger related expenses (pre-tax) (1)	8,900	1,907	16,579
Less: Litigation reserve (pre-tax) (2)	2,100	—	—
Less: Severance expense (mainly branch transformation, pre-tax) (3)	—	2,072	4,838
Total non-interest expense, as adjusted	661,226	616,798	557,751
Net interest income	1,209,901	1,118,904	898,048
Total non-interest income, as reported	155,013	183,032	214,520
Add: (Gains) losses on available for sale and held to maturity debt securities transactions, net (pre-tax)	(545)	(524)	150
Add: Net impairment losses on securities (pre-tax)	—	—	2,928
Less: Gain on sale leaseback transaction (pre-tax)(4)	—	—	78,505
Total non-interest income, as adjusted	$154,468	$182,508	$139,093
Gross operating income, as adjusted	$1,364,369	$1,301,412	$1,037,141
Efficiency ratio	50.67%	49.63%	56.77%
Efficiency ratio, adjusted	48.46%	47.39%	53.78%

(1)Merger related expenses are primarily within salary and employee benefits expense, professional and legal fees, and other expense.
(2)Litigation reserve included in professional and legal fees.
(3)Severance expenses are included in salary and employee benefits expense.
(4)The gain on sale leaseback transactions is included in net gains on the sales of assets within other non-interest income.
Management continuously monitors its expenses in an effort to optimize Valley's performance. Based upon these efforts and our revenue goals, we achieved an efficiency ratio of 50.67 percent and adjusted efficiency ratio (as shown in the table above) of 48.46 percent for 2021. We will strive to preserve our adjusted efficiency ratio at or below 50 percent during 2022, however, we can provide no assurance that our adjusted efficiency ratio will remain at the level reported for 2021.
Income Taxes
Income tax expense was $166.9 million for the year ended December 31, 2021, reflecting an effective tax rate of 26.0 percent, as compared to $139.5 million for the year ended December 31, 2020, reflecting an effective tax rate of 26.3 percent. The increase in income tax expense during 2021 as compared to 2020 was mainly driven by higher pre-tax income. The CARES Act did not have a material impact on our reported income tax expense for the years ended December 31, 2021 and 2020.
Our uncertain tax liability positions totaling $30.4 million and $31.9 million at December 31, 2021 and 2020, respectively, relate to renewable energy tax credits and other tax benefits previously recognized from our investments in mobile generators sold and leased back by DC Solar and its affiliates.
U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will range from 26 percent to 28 percent for 2022.
See additional information regarding our income taxes under our “Critical Accounting Policies and Estimates” section above, as well as Note 13 to the consolidated financial statements.

51	2021 Form 10-K

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
Consumer lending. The consumer lending segment represented 22.0 percent of the total loan portfolio at December 31, 2021, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 13.3 percent of our total loan portfolio at December 31, 2021) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (representing 4.6 percent of total loans at December 31, 2021) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, insurance and tax credit advisory services.
Average interest earning assets in this segment increased $102.0 million to $7.3 billion for the year ended December 31, 2021 as compared to 2020. The increase was largely due to strong consumer demand for new vehicles which generated strong loan volume through our indirect auto loan channel, particularly during the first half of 2021. Also, to a lesser extent, we experienced growth in our residential mortgage portfolio held for investment and customer usage of personal lines of credit secured by the cash surrender value of life insurance. However, we continued to originate a high volume of residential mortgage loans for sale rather than investment during 2021, which led to only moderate growth in average assets for the consumer segment.
Income before income taxes generated by the consumer lending segment increased $14.1 million to $138.2 million for the year ended December 31, 2021 as compared to $124.1 million for the year ended December 31, 2020 largely due to an increase of $10.1 million in net interest income coupled with a $6.8 million credit recorded to our provision for loan losses, partially offset by a $9.4 million decrease in non-interest income. The increase in net interest income from 2020 was mostly due to the combination of a decline in our funding cost and higher average interest earning assets in 2021, which more than offset the lower yield on average interest earning assets in the consumer segment. The credit to our provision for loan losses was mainly due to improvement in the economic forecast component of our CECL model in 2021 as general conditions and uncertainty from the COVID-19 pandemic improved from December 31, 2020. See further details in the "Allowance for Credit Losses" section of this MD&A. The lower non-interest income was largely due to lower gains on sales of residential mortgage loans mostly resulting from a decline in the fair value adjustment on loans held for sale as of December 31, 2021 as compared to December 31, 2020.
The net interest margin on the consumer lending portfolio increased 11 basis points to 3.03 percent for the year ended December 31, 2021 as compared to 2020 due to a 41 basis point decrease in the costs associated with our funding sources, partially offset by a 30 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly due to a greater mix of non-interest bearing deposits, deposits continuing to reprice at lower interest rates, maturity of higher cost time deposits and borrowings, and prepayment of certain long-term borrowings. The 30 basis point decrease in loan yield was largely due to lower yielding new loan volumes and normal loan repayments. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our loans, deposits and other borrowings.
The return on average interest earning assets before income taxes for the consumer lending segment was 1.90 percent for 2021 compared to 1.73 percent for 2020.
Commercial lending. The commercial lending segment is mainly comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans.

2021 Form 10-K	52

Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $5.8 billion and represented 17.1 percent of the total loan portfolio at December 31, 2021. Commercial real estate loans and construction loans totaled $20.8 billion and represented 60.9 percent of the total loan portfolio at December 31, 2021.
Average interest earning assets in this segment increased $929.1 million to $25.6 billion for the year ended December 31, 2021 as compared to 2020. The increase was mainly due to the strong organic commercial real estate loan growth across the markets and geographies of our franchise, partially offset by significant PPP loan forgiveness mostly in the second half of 2021.
For the year ended December 31, 2021, income before income taxes for the commercial lending segment increased $103.8 million to $552.4 million as compared to 2020 mainly driven by an increase in net interest income and a lower provision for loan losses. Net interest income increased $87.7 million to $951.4 million for the year ended December 31, 2021 as compared to 2020 mainly due to the $96.8 million decrease in interest expense caused by the reduction in our cost of funds, increased PPP loan fees and the higher average commercial loan balances during 2021. The $73.9 million decrease in the provision for credit losses to $39.7 million for the year ended December 31, 2021 as compared to 2020 was mainly due to an improvement in the economic forecast component of the allowance for loan losses and a reduction in other qualitative factors related to the COVID-19 pandemic. See the "Allowance for Credit Losses" section below for further details. Non-interest income decreased $29.2 million for the year ended December 31, 2021 as compared to 2020 primarily due to lower fee income related to derivative interest rate swaps executed with commercial loan customers which totaled $26.9 million for the year ended December 31, 2021 as compared to $59.0 million in 2020. Non-interest expense and internal transfer expense increased $9.9 million and $18.7 million, respectively, during 2021 as compared to the prior year. The increase is non-interest expenses was due to higher general and administrative loan expenses and internal transfer expense allocation was higher, mostly due to higher averages assets for the year ended December 31, 2021 as compared to 2020.
The net interest margin for this segment increased 23 basis points to 3.73 percent during 2021 as compared to 2020 due to a 41 basis point decrease in the cost of our funding sources, partially offset by a 18 basis point decrease in the yield on average loans.
The return on average interest earning assets before income taxes for this segment was 2.16 percent for 2021 compared to 1.82 percent for the prior year period.

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
Average interest earning assets increased $185.8 million to $5.4 billion for the year ended December 31, 2021 as compared to 2020 primarily due to a $431.3 million increase in average interest bearing deposits with banks, partially offset by a $245.5 million decline in average investment securities. The increase in our excess liquidity held in overnight interest bearing deposits with banks was mainly caused by strong deposits growth over the 12-month period and management's slower rate of reinvestment principal repayments in investment securities throughout 2021 due to the low interest rate environment.
For the year ended December 31, 2021, income before income taxes for the investment management segment decreased $7.2 million to $12.4 million as compared to 2020 mainly due to lower net interest income and higher internal transfer and non-interest expenses. Net interest income decreased $2.3 million for the year ended December 31, 2021 as compared to 2020 due to lower yields on both the taxable and non-taxable investment portfolios, largely offset by the positive effect of the lower cost of funding. Internal transfer and non-interest expenses increased $3.8 million and $2.5 million, respectively, for the year ended December 31, 2021 as compared to 2020.
The net interest margin for this segment decreased 8 basis points to 1.22 percent during the year ended December 31, 2021 as compared to 2020 due to a 49 basis point decrease in the yield on average investments, partially offset by a 41 basis point decrease in costs associated with our funding sources. The decrease in the yield on average investments during 2021 as compared to one year ago was mainly due to higher levels of excess liquidity held in low yielding overnight investments and lower yielding new investment securities.
The return on average interest earning assets before income taxes for this segment was 0.23 percent for 2021 compared to 0.37 percent for 2020.

53	2021 Form 10-K

Corporate and other adjustments. The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net gains and losses on available for sale and held to maturity securities transactions, not reported in the investment management segment above, interest expense related to subordinated notes, amortization and impairment of tax credit investments, as well as non-core items, including merger expenses.
The pre-tax net loss for the corporate segment totaled $62.3 million for the year ended December 31, 2021 was relatively unchanged as compared to $62.2 million in 2020. The net loss in 2021 was driven by fluctuations in various income and expense components. Non-interest income increased $10.1 million to $36.8 million for the year ended December 31, 2021 from 2020 due to higher fees and income in several categories, including investment management, service charges, and gains on sales of assets. Non-interest expense increased $31.8 million to $500.5 million for the year ended December 31, 2021 as compared to 2020 largely due to increases in salaries and employee benefits expenses and professional and legal fees. See further details in the "Non-Interest Expense" section in this MD&A. Internal transfer income increased $26.1 million to $428.3 million for the year ended December 31, 2021 as compared to the same period in 2020 largely due to general increases related to our growth.

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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2021. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of December 31, 2021. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2021. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2021, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during 2021. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2021.
The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the table below, due to the frequency and timing of changes in interest rates, and changes in spreads between maturity and re-pricing categories. Overall, our net interest income is affected by changes in interest rates and cash flows from our loan and investment portfolios. We actively manage these cash flows in conjunction with our liability mix, duration and interest rates to optimize the net interest income, while structuring the balance sheet in response to actual or potential changes in interest rates. Additionally, our net interest income is impacted by the level of competition within our marketplace. Competition can negatively impact the level of interest rates attainable on loans and increase the cost of deposits, which may result in downward pressure on our net interest margin in future periods. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.
Convexity is a measure of how the duration of a financial instrument changes as market interest rates change. Potential movements in the convexity of bonds held in our investment portfolio, as well as the duration of the loan portfolio may have a

2021 Form 10-K	54

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$125,033	10.26%
+100	62,478	5.13
- 100	(57,491)	(4.72)
- 200	(85,949)	(7.05)
As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12-month period by 5.13 percent. Management believes the interest rate sensitivity remains within an expected tolerance range at December 31, 2021. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.

55	2021 Form 10-K

The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2021 and their associated fair values. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.
INTEREST RATE SENSITIVITY ANALYSIS

	Rate	2022	2023	2024	2025	2026	Thereafter	Total Balance	Fair Value
	($ in thousands)
Interest sensitive assets:
Interest bearing deposits with banks	0.15%	$1,844,764	$—	$—	$—	$—	$—	$1,844,764	$1,844,764
Equity securities	2.79	36,473	—	—	—	—	—	36,473	36,473
Trading debt securities	1.89	38,130	—	—	—	—	—	38,130	38,130
Available for sale debt securities	2.05	270,800	165,678	128,942	123,965	87,309	352,115	1,128,809	1,128,809
Held to maturity debt securities	2.22	407,645	413,461	290,240	272,391	207,638	1,077,322	2,668,697	2,660,605
Loans held for sale, at fair value	3.08	139,516	—	—	—	—	—	139,516	139,516
Loans	3.58	10,148,155	5,711,345	4,124,150	2,844,642	2,090,287	9,235,078	34,153,657	33,283,251
Total interest sensitive assets	3.28%	$12,885,483	$6,290,484	$4,543,332	$3,240,998	$2,385,234	$10,664,515	$40,010,046	$39,131,548
Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	0.15%	$20,269,620	$—	$—	$—	$—	$—	$20,269,620	$20,269,620
Time	0.41	2,986,056	434,952	72,499	40,134	88,132	65,271	3,687,044	3,670,113
Short-term borrowings	0.31	655,726	—	—	—	—	—	655,726	637,490
Long-term borrowings	2.86	—	470,676	165,000	373,000	—	415,000	1,423,676	1,404,184
Junior subordinated debentures	2.68	—	—	—	—	—	56,413	56,413	46,306
Total interest sensitive liabilities	0.34%	$23,911,402	$905,628	$237,499	$413,134	$88,132	$536,684	$26,092,479	$26,027,713
Interest sensitivity gap		$(11,025,919)	$5,384,856	$4,305,833	$2,827,864	$2,297,102	$10,127,831	$13,917,567	$13,103,835
Ratio of interest sensitive assets to interest sensitive liabilities		0.54:1	6.95:1	19.13:1	7.84:1	27.06:1	19.87:1	1.53:1	1.5:1
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2021 based on the contractual maturities, adjusted for anticipated prepayments of principal (including anticipated call dates on long-term borrowings and junior subordinated debentures), and scheduled rate adjustments. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual repayments of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. While all non-maturity deposit liabilities are reflected in the 2022 column in the table above, management controls the re-pricing of the vast majority of the interest-bearing instruments within these liabilities.
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
The total gap re-pricing within one year as of December 31, 2021 was a negative $11.0 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 0.54:1. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2021. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one-year gap position as of December 31, 2021 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases.

2021 Form 10-K	56

Liquidity and Cash Requirements
Bank Liquidity. Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace. Liquidity management is carefully performed and reported by our Treasury Department to two board committees. Among other actions, Treasury reviews historical funding requirements, our current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. Our goal is to maintain sufficient liquidity to cover current and potential funding requirements.
The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy requires that we may not have a ratio of loans to deposits in excess of 110 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at December 31, 2021.
At December 31, 2021, the Bank had various contractual obligations totaling $3.8 billion and $2.4 billion of maturing liabilities due in 12 months or less and greater than 1 year, respectively.
The following table summarizes maturities of contractual obligations of the Bank at December 31, 2021:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Time deposits	$2,986,056	$507,451	$128,266	$65,271	$3,687,044
Short-term borrowings	655,726	—	—	—	655,726
Long-term borrowings	—	640,000	373,000	415,000	1,428,000
Junior subordinated debentures issued to capital trusts	—	—	—	60,827	60,827
Lease obligations	36,402	65,200	59,781	121,723	283,106
Capital expenditures	59,966	793	—	—	60,759
Other purchase obligations	34,808	3,191	114	628	38,741
Total	$3,772,958	$1,216,635	$561,161	$663,449	$6,214,203
In the ordinary course of operations, the Bank enters into various financial obligations, including contractual obligations that may require future cash payments. As a financial services provider, we routinely enter into commitments to extend credit, including loan commitments, standby and commercial letters of credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Bank. We enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Bank's commitments to fund the loans, as well as on its portfolio of mortgage loans held for sale. Commitments to extend credit and standby letters of credit are subject to change since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements. At December 31, 2021 our off-balance sheet commitments totaled $10.1 billion, inclusive of commitments of $6.7 billion due in 12 months or less. See Note 15 to the consolidated financial statements for further details.
Management believes the Bank has the ability to generate and obtain adequate amounts of cash to meet its short-term and long-term obligations as they come due by utilizing various cash resources described below.
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities classified as trading and available for sale, loans held for sale, and, from time to time, federal funds sold and receivables related to unsettled securities transactions. Liquid assets totaled approximately $3.5 billion, representing 8.7 percent of earning assets, at December 31, 2021 and $3.1 billion, representing 8.3 percent of earning assets, at December 31, 2020. Of the $3.5 billion of liquid assets at December 31, 2021, approximately $568.7 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $736.0 million in principal from securities in the total investment portfolio over the next 12-month period due to

57	2021 Form 10-K

normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments (including loans held for sale at December 31, 2021) are projected to be approximately $9.4 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio, or alleviated from the temporary curtailment of lending activities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $29.4 billion and $25.8 billion for the years ended December 31, 2021 and 2020, respectively, representing 78.3 percent and 69.8 percent of average earning assets at December 31, 2021 and 2020, respectively. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.
The following table lists, by maturity, all certificates of deposit of $250 thousand and over at December 31, 2021:

2021
(in thousands)
Less than three months	$430,387
Three to six months	167,815
Six to twelve months	161,783
More than twelve months	101,531
Total	$861,516
Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased obtained through our well established relationships with several correspondent banks. While these lending lines are uncommitted, management believes that we could borrow approximately $1.5 billion for a short time from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Additionally, Valley's collateral pledged to the FHLB may be used to obtain Municipal Letters of Credit (MULOC) to collateralize certain municipal deposits held by Valley. At December 31, 2021, Valley had $1.1 billion of MULOCs outstanding for this purpose. Furthermore, we are able to obtain overnight borrowings from the Federal Reserve Bank of New York via the discount window as a contingency for additional liquidity. At December 31, 2021, our borrowing capacity (excluding added capacity available to us by pledging PPP loans), under the Federal Reserve Bank's discount window was approximately $1.9 billion.
We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) decreased $492.2 million to $655.7 million at December 31, 2021 from December 31, 2020 mainly due to a decrease in short-term FHLB advances utilized as a funding source due to deposit growth and excess liquidity in 2021.
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

2021 Form 10-K	58

Investment Securities Portfolio
As of December 31, 2021, our investment securities portfolio consisted of equity and debt securities, with the debt securities classified as either trading, available for sale or held to maturity. The equity securities consisted of one publicly traded mutual fund, CRA investments and several other equity investments we have made in companies that develop new financial technologies and in a partnership that invests in such companies. Our CRA and other equity investments are a mixture of both publicly traded and privately held entities. Our trading debt securities portfolio wholly consists of investment grade municipal bonds. Held to maturity and available for sale debt securities portfolios which comprise the majority of the securities we own include U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds. Among other securities, our available for sale debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, that may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers.
The primary purpose of our held to maturity and available for sale investment portfolios is to provide a source of earnings and liquidity, as well as serve as a tool for managing interest rate risk. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components. See additional information under "Interest Rate Sensitivity," "Liquidity and Cash Requirements" and "Capital Adequacy" sections elsewhere in this MD&A.
Investment securities at December 31, 2021 and 2020 were as follows:

	2021	2020
	(in thousands)
Equity securities	$36,473	$29,378
Trading debt securities	38,130	—
Available for sale debt securities
U.S. Treasury securities	—	51,393
U.S. government agency securities	20,925	26,157
Obligations of states and political subdivisions:
Obligations of states and state agencies	26,127	41,799
Municipal bonds	53,763	38,151
Total obligations of states and political subdivisions	79,890	79,950
Residential mortgage-backed securities	904,502	1,090,022
Corporate and other debt securities	123,492	91,951
Total available for sale debt securities	1,128,809	1,339,473
Total investment securities (fair value)	$1,203,412	$1,368,851
Held to maturity debt securities
U.S. Treasury securities	$67,558	$68,126
U.S. government agency securities	6,265	6,222
Obligations of states and political subdivisions:
Obligations of states and state agencies	141,015	262,762
Municipal bonds	196,947	207,497
Total obligations of states and political subdivisions	337,962	470,259
Residential mortgage-backed securities	2,166,142	1,550,306
Trust preferred securities	37,020	37,348
Corporate and other debt securities	53,750	40,750
Total investment securities held to maturity (amortized cost)	$2,668,697	$2,173,011
Allowance for credit losses	1,165	1,428
Total investment securities held to maturity, net of allowance for credit losses	2,667,532	2,171,583
Total investment securities	$3,870,944	$3,540,434
During the year ended 2021, we purchased approximately $1.5 million of residential mortgage backed securities mainly within the held to maturity portfolio. The purchases were largely to reinvest continued repayments and prepayments within both

59	2021 Form 10-K

the available for sale and held to maturity portfolios, as well as utilize excess liquidity from our operations. The decrease in states and municipal obligations was due to a combination of several large call provisions exercised by the securities issuers, principal paydowns and maturities. The U.S. Treasury securities in our available for sale portfolio at December 31, 2020 were sold during 2021 and resulted in a gain of $825 thousand for the year ended December 31, 2021.
At December 31, 2021, we had $2.2 billion and $904.5 million of residential mortgage-backed securities classified as held to maturity and available for sale, respectively. Approximately 45 percent and 47 percent, respectively, were issued and guaranteed by Fannie Mae, and approximately 38 percent and 42 percent of these residential mortgage-backed securities, respectively, were issued and guaranteed by Ginnie Mae. The remainder of our outstanding residential mortgage-backed security balances at December 31, 2021 were issued by Freddie Mac.
The following table presents the weighted-average yields, calculated on a yield-to-maturity basis, on the remaining contractual maturities (unadjusted for expected prepayments) of held to maturity debt securities at December 31, 2021:

	0-1 year	1-5 years	5-10 years	Over 10 years	Total
Held to maturity debt securities
U.S. Treasury securities	—%	3.22%	—%	—%	3.22%
U.S. government agency securities	2.23	—	—	2.85	2.83
Obligations of states and political subdivisions: (1)
Obligations of states and state agencies	2.97	4.50	4.31	3.89	4.09
Municipal bonds	2.63	3.54	4.35	4.23	3.67
Total obligations of states and political subdivisions	2.66	3.83	4.33	4.04	3.85
Residential mortgage-backed securities (2)	—	2.93	3.16	1.76	1.77
Trust preferred securities	—	—	8.12	2.27	2.43
Corporate and other debt securities	—	3.48	3.63	—	3.53
Total	2.65%	3.57%	4.08%	1.91%	2.11%

(1)Average yields on obligations of states and political subdivisions are generally tax-exempt and calculated on a tax-equivalent basis using a statutory federal income tax rate of 21 percent.
(2)Residential mortgage-backed securities yields are shown using stated final maturity dates.
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
Allowance for Credit Losses and Impairment Analysis
Available for sale debt securities. The guidance in ASC Topic 326-30 requires credit losses to be presented as an allowance, rather than as a write-down if management does not intend to sell an available for sale debt security before recovery of its amortized cost basis. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes.

We have evaluated all available for sale debt securities that are in an unrealized loss position as of December 31, 2021 and December 31, 2020 and determined that the declines in fair value are mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment charges during the years ended December 31, 2021 and 2020 and, as a result, there was no allowance for credit losses for available for sale debt

2021 Form 10-K	60

securities at December 31, 2021 and December 31, 2020. During 2019, Valley recognized a $2.9 million impairment charge under the other-than-temporary impairment model on one special revenue bond classified as available for sale included in the states and state agencies category.

Held to maturity debt securities. As discussed further in Note 4 to the consolidated financial statements, Valley has a zero loss expectation for certain securities within the held to maturity portfolio, including, U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. Held to maturity debt securities were carried net of an allowance for credit losses totaling $1.2 million and $1.4 million at December 31, 2021 and 2020, respectively. We recorded a net credit of $263 thousand for the year ended December 31, 2021 and a provision of $635 thousand for the year ended December 31, 2020.
The net credit to provision for credit losses in 2021 was mostly a result of our improved economic forecast component of the CECL model at December 31, 2021 as compared to December 31, 2020. The provision in 2020 reflected the negative economic forecast incorporated within the allowance model from the onset of the COVID-19 pandemic in 2020 (which anticipated elevated levels of defaults, particularly on corporate bonds). There were no net charge-offs of held to maturity debt securities during 2021 and 2020.
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
The following table presents the held to maturity and available for sale debt investment securities portfolios by investment grades at December 31, 2021.

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades:*
AAA Rated	$943,554	$15,851	$(5,770)	$953,635
AA Rated	58,227	224	(399)	58,052
A Rated	4,987	55	—	5,042
BBB Rated	29,304	812	(126)	29,990
Non-investment grade	4,997	—	(15)	4,982
Not rated	75,022	2,310	(224)	77,108
Total	$1,116,091	$19,252	$(6,534)	$1,128,809
Held to maturity investment grades:*
AAA Rated	$2,345,588	$21,932	$(28,470)	$2,339,050
AA Rated	151,115	3,175	(61)	154,229
A Rated	12,484	340	—	12,824
BBB Rated	6,000	346	—	6,346
Non-investment grade	5,576	—	(59)	5,517
Not rated	147,934	187	(5,482)	142,639
Total	$2,668,697	$25,980	$(34,072)	$2,660,605

*    Rated using external rating agencies. Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.

61	2021 Form 10-K

The unrealized losses in the AAA rated category of the held to maturity debt securities (in the above table) are mainly related to residential mortgage-backed securities issued by Ginnie Mae and Fannie Mae. The debt securities held to maturity portfolio included $147.9 million in investments not rated by the rating agencies with aggregate unrealized losses of $5.5 million at December 31, 2021 mostly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million.
See Note 4 to the consolidated financial statements for additional information regarding our investment securities portfolio.
Loan Portfolio
The following table reflects the composition of the loan portfolio for the years indicated.

	At December 31,
	2021	2020
	($ in thousands)
Commercial and industrial	$5,411,601	$4,709,569
Commercial and industrial PPP loans	435,950	2,152,139
Total commercial and industrial	5,847,551	6,861,708
Commercial real estate:
Commercial real estate	18,935,486	16,724,998
Construction	1,854,580	1,745,825
Total commercial real estate	20,790,066	18,470,823
Residential mortgage	4,545,064	4,183,743
Consumer:
Home equity	400,779	431,553
Automobile	1,570,036	1,355,955
Other consumer	1,000,161	913,330
Total consumer loans	2,970,976	2,700,838
Total loans *	$34,153,657	$32,217,112
As a percent of total loans:
Commercial and industrial	17.1%	21.3%
Commercial real estate	60.9	57.3
Residential mortgage	13.3	13.0
Consumer loans	8.7	8.4
Total	100%	100%

*    Includes net unearned discount and deferred loan fees of $78.5 million and $95.8 million at December 31, 2021 and 2020, respectively. Net unearned discounts and deferred loans fees at December 31, 2021 include the non-credit discount on purchased credit deteriorated (PCD) loans, and $12.1 million and $43.2 million of net unearned fees related to PPP loans at December 31, 2021 and 2020, respectively.
Total loans increased by $1.9 billion, or 6.0 percent to $34.2 billion at December 31, 2021 from December 31, 2020 largely due to a combination of strong organic loan growth and $915 million in loans acquired from Westchester, partially offset by a $1.7 billion decline in PPP loans. During 2021, Valley also originated $1.0 billion of residential mortgage loans for sale rather than investment. Loans held for sale totaled $139.5 million and $301.4 million at December 31, 2021 and 2020, respectively. See additional information regarding our residential mortgage loan activities below.
Commercial and industrial loans decreased $1.0 billion to $5.8 billion at December 31, 2021 from December 31, 2020 due to $1.7 billion of PPP loans that were forgiven by the SBA during 2021. Non-PPP commercial and industrial loans increased $702.0 million largely due, in part, to expansion of our commercial lending team during 2021, solid demand in certain customer segments, including healthcare lending, and approximately $293 million of acquired loans from Westchester. Valley expects the vast majority of the remaining $436 million of PPP loans at December 31, 2021 to qualify for forgiveness under the guidelines of the SBA program, which is expected to negatively impact our ability to organically grow this segment of the portfolio in the early stages of 2022.

2021 Form 10-K	62

Commercial real estate loans (excluding construction loans) increased $2.2 billion to $18.9 billion at December 31, 2021 from December 31, 2020 reflecting solid organic growth mainly due to demand for non-owner occupied loans across our geographic footprint, as well as $579 million of acquired loans from Westchester. Our organic approach to growth is a balance of loan production through expansion of lending with our existing clients and establishing new relationships with key players in our marketplaces. During 2021, our commercial real estate production exhibited particular strength in loans secured by multi-family dwellings, warehouses and healthcare facilities. During 2021, we also modestly expanded our commercial lending activities beyond our primary markets into other select areas of Pennsylvania, Georgia and Tennessee. We believe this expansion, and the expansion which is expected to result from our pending acquisition of Bank Leumi USA, will provide both growth and further diversification of our commercial real estate and other commercial lending portfolios.
Construction loans totaled $1.9 billion at December 31, 2021 and increased $108.8 million from December 31, 2020, mainly driven by demand for commercial and residential construction projects. The Westchester acquisition contributed only $22 million of acquired loans to the construction loan portfolio during December 2021. The growth in new construction loans was partially offset by the run-off of completed existing projects, and, to a lesser extent, migration of such completed projects to permanent financing during 2021. Construction demand in our Florida markets was particularly robust in 2021 and partly due to a faster paced reopening during the COVID-19 pandemic. We continue to be strategically competitive for the strongest borrowers and projects in all our primary markets.
Residential mortgage loans totaled $4.5 billion at December 31, 2021 and increased by $361.3 million from December 31, 2020 largely due to a 32 percent increase in origination of new and refinanced residential mortgage loans totaling $2.6 billion for the year ended December 31, 2021 as compared to $1.9 billion in 2020. The Westchester acquisition contributed only $30 million of acquired loans to the residential mortgage loan portfolio during December 2021. Florida originations totaled approximately $681 million and represented 26.6 percent of total originations during 2021. During 2021, we sold $1.2 billion of residential mortgages as compared to $1.0 billion of residential mortgage loans sold during 2020 and may continue to sell a large portion of our new fixed rate residential mortgage loan originations during 2022 based upon normal management of the interest rate risk and mix of the interest earning assets on our balance sheet. We retain mortgage originations based on credit criteria and loan to value levels, the composition of our interest earning assets and interest bearing liabilities and our ability to manage the interest rate risk associated with certain levels of these instruments. From time to time, we purchase residential mortgage loans originated by, and sometimes serviced by, other financial institutions based on several factors, including current loan origination volumes, market interest rates, excess liquidity, CRA and other asset/liability management strategies. Purchased residential mortgage loans are generally selected using Valley’s normal underwriting criteria at the time of purchase and are sometimes partially or fully guaranteed by third parties or insured by government agencies such as the Federal Housing Administration. Valley purchased approximately $58.3 million and $24.3 million of 1-4 family loans, qualifying for CRA purposes during 2021 and 2020, respectively.
Consumer loans increased $270.1 million to $3.0 billion at December 31, 2021 from December 31, 2020 mainly due to higher volumes of automobile loans and personal lines of credit. The Westchester acquisition contributed only $5 million of acquired loans to the consumer loan portfolio during December 2021. Automobile loans increased $214.1 million or 15.8 percent to $1.6 billion at December 31, 2021 from December 31, 2020 driven by strong consumer demand for new and used vehicles. We originated $872 million in auto loans through our dealership network during 2021 as compared to $492 million in 2020. Of the total originations, our Florida dealership network contributed approximately 16 percent and 17 percent of Valley's total new auto loan production for 2021 and 2020, respectively. Other consumer loans increased $86.8 million to $1.0 billion at December 31, 2021 as compared to 2020 mainly due to both higher usage and demand within our collateralized personal lines of credit portfolio. Home equity loans decreased $30.8 million in 2021 from $431.6 million at December 31, 2020.
For 2022, we anticipate strong organic non-PPP loan growth of between 7 to 9 percent. In the early stages of the first quarter 2022, we are encouraged that our loan origination pipelines remain robust and overall non-PPP loan growth should remain well-diversified across our markets and most loan categories. However, there can be no assurance that those positive trends will continue, or balances will not decline from December 31, 2021 given the uncertain economic environment.

63	2021 Form 10-K

The following table presents the contractual maturity distribution of loans by category at December 31, 2021:

	1 Year or Less	1 to 5 Years	5 to 15 Years	Over 15 Years	Total
	(in thousands)
Commercial and industrial	$1,213,731	$2,489,051	$1,010,419	$1,134,350	$5,847,551
Commercial real estate	1,352,142	5,483,620	9,259,107	2,840,617	18,935,486
Construction	505,032	887,536	279,283	182,729	1,854,580
Residential mortgage	151,400	166,240	495,664	3,731,760	4,545,064
Consumer	31,022	948,276	1,965,302	26,376	2,970,976
Total loans	$3,253,327	$9,974,723	$13,009,775	$7,915,832	$34,153,657
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
The following table presents the contractual maturities after one year for fixed and adjustable rate loans within each loan category at December 31, 2021:

	Loans Maturing After One Year
	Fixed Rate	Adjustable Rate	Total
	(in thousands)
Commercial and industrial	$2,624,766	$2,009,054	$4,633,820
Commercial real estate	5,769,391	11,813,953	17,583,344
Construction	307,672	1,041,876	1,349,548
Residential mortgage	3,520,267	873,397	4,393,664
Consumer	1,616,023	1,323,931	2,939,954
Total loans	$13,838,119	$17,062,211	$30,900,330
Non-performing Assets
Non-performing assets (NPAs) include non-accrual loans, other real estate owned (OREO), and other repossessed assets (which consist of automobiles and taxi medallions) at December 31, 2021. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell.
Non-performing assets totaling $245.4 million at December 31, 2021 increased $50.8 million, or 26.1 percent, from December 31, 2020 (as shown in the table below) mainly due to higher non-accrual loans in the commercial real estate, construction and residential mortgage categories, partially offset by a decrease in the commercial and industrial loan category and lower OREO balances. NPAs as a percentage of total loans and NPAs totaled 0.71 percent and 0.60 percent at December 31, 2021 and 2020, respectively. We believe our total NPAs has remained relatively low as a percentage of the total loan portfolio over the past two years, despite the uptick in non-accrual borrowers mainly caused by the COVID-19 pandemic. The level of NPAs is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the "Credit quality indicators" section in Note 5 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. During 2021, our overall credit trends remained stable, and our business and borrowers continued to demonstrate resilience and growth despite the continuing challenges of the COVID-19 pandemic. However, management cannot provide assurance that the non-performing assets will not increase substantially from the levels reported at December 31, 2021 due to the continuing economic uncertainty and potentially for credit deterioration. In addition, a few borrowers are still performing under forbearance agreements at December 31, 2021 as discussed under the "Loan Forbearance" section below.

2021 Form 10-K	64

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	At December 31,
	2021	2020
	($ in thousands)
Accruing past due loans
30 to 59 days past due
Commercial and industrial	$6,717	$6,393
Commercial real estate	14,421	35,030
Construction	1,941	315
Residential mortgage	10,999	17,717
Total consumer	6,811	10,257
Total 30 to 59 days past due	40,889	69,712
60 to 89 days past due
Commercial and industrial	7,870	2,252
Commercial real estate	—	1,326
Residential mortgage	3,314	10,351
Total consumer	1,020	1,823
Total 60 to 89 days past due	12,204	15,752
90 or more days past due
Commercial and industrial	1,273	9,107
Commercial real estate	32	993
Residential mortgage	677	3,170
Total consumer	789	271
Total 90 or more days past due	2,771	13,541
Total accruing past due loans	$55,864	$99,005
Non-accrual loans*
Commercial and industrial	$99,918	$106,693
Commercial real estate	83,592	46,879
Construction	17,641	84
Residential mortgage	35,207	25,817
Total consumer	3,858	5,809
Total non-accrual loans	240,216	185,282
Other real estate owned (OREO)	2,259	5,118
Other repossessed assets	2,931	3,342
Non-accrual debt securities	—	815
Total non-performing assets (NPAs)	$245,406	$194,557

Performing troubled debt restructured loans	$71,330	$57,367
Total non-accrual loans as a % of loans	0.70%	0.58%
Total NPAs as a % of loans and NPAs	0.71	0.60
Total accruing past due and non-accrual loans as a % of loans	0.87	0.88
Allowance for loan losses as a % of non-accrual loans	149.53	183.64
Loans past due 30 to 59 days decreased $28.8 million at December 31, 2021 as compared to December 31, 2020 partially due to two commercial real estate loans totaling $20.7 million reported in this delinquency category on December 31, 2020 that migrated to non-accrual status during 2021. The residential mortgage loan and consumer loan delinquencies within this category decreased by $6.7 million and $3.4 million, respectively, from December 31, 2020 mainly due to improved performance and the results of our 2021 collection efforts.

65	2021 Form 10-K

Loans past due 60 to 89 days decreased $3.5 million to $12.2 million at December 31, 2021 as compared to December 31, 2020 mostly due to lower residential mortgage loan delinquencies, partially offset by an increase in commercial and industrial loan delinquencies in this category. Residential loans past due 60 to 89 days decreased by $7.0 million as compared to December 31, 2020 due, in part, to loans that migrated to non-accrual status.
Loans 90 days or more past due and still accruing decreased $10.8 million to $2.8 million at December 31, 2021 as compared to December 31, 2020 partly due to premium finance loans (related to two insurance carriers) totaling $6.1 million in the commercial and industrial category reclassified to non-accrual status in 2021. All the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.
Non-accrual loans increased $54.9 million to $240.2 million at December 31, 2021 as compared to December 31, 2020. The increase was partially attributable to three loans totaling $31.0 million and one loan totaling $10.3 million that migrated to non-accrual status from the 30-59 days and 60 to 89 days past due categories during 2021. These non-accrual loans totaling $41.1 million have allocated reserves of $2.0 million within our allowance for loan losses at December 31, 2021. In addition, non-accrual construction loans increased $17.6 million at December 31, 2021 as compared to December 31, 2020 and related to one construction borrower relationship with allocated reserves of $1.4 million at December 31, 2021. Partially offsetting these increases, non-accrual commercial and industrial loans decreased $6.8 million mostly due to full and partial charge-offs of certain taxi medallion loans during 2021. See further discussion of our taxi medallion loan portfolio below.
Although the timing of collection is uncertain, management believes that most of the non-accrual loans at December 31, 2021, are well secured and largely collectible based on, in part, our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $7.1 million, $6.2 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively; none of these amounts were included in interest income during these periods.
Non-accrual taxi medallion loans. Valley's historical taxi medallion lending criteria was conservative in regard to capping the loan amounts in relation to the prevailing market valuations, as well as obtaining personal guarantees and other collateral in certain instances. However, the severe decline in the market valuation of taxi medallions over the last several years has adversely affected the estimated fair valuation of these loans. During 2021, we closely monitored the performance of our New York City and Chicago taxi medallion loans. Due to continued negative trends in estimated fair valuations of the underlying taxi medallion collateral, a weak operating environment for ride services and uncertain borrower performance, all of the taxi medallion loans remain on non-accrual status at December 31, 2021. At December 31, 2021, taxi medallion loans totaling $86.0 million had related reserves of $58.5 million, or 68.0 percent of such loans, within the allowance for loan losses as compared to $97.5 million of loans with related reserves of $66.4 million December 31, 2020. Potential declines in the market valuation of taxi medallions and the stressed operating environment mainly within New York City due to the COVID-19 pandemic could negatively impact future performance of this portfolio. For example, a 25 percent further decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $5.7 million within the allowance for loan losses based upon the taxi medallion loan balances at December 31, 2021.
OREO (which consisted mostly of commercial properties) decreased to $2.3 million at December 31, 2021 as compared to $5.1 million at December 31, 2020. OREO sales resulted in total proceeds of approximately $2.9 million and net losses of $152 thousand for the year ended December 31, 2021 as compared to total proceeds of $9.0 million and net gains of $674 thousand for the year ended December 31, 2020. See Notes 1 and 3 to the consolidated financial statements for additional information regarding OREO and other repossessed assets, including our foreclosed asset activity.
TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing or as non-accrual loans) increased $14.0 million to $71.3 million at December 31, 2021 as compared to $57.4 million at December 31, 2020. Performing TDRs consisted of 98 loans and 87 loans (primarily in the commercial and industrial loan and commercial real estate portfolios) at December 31, 2021 and 2020, respectively. On an aggregate basis, the $71.3 million in performing TDRs at December 31, 2021 had a modified weighted average interest rate of approximately 4.19 percent as compared to a pre-modification weighted average interest rate of 4.29 percent. See Note 5 to the consolidated financial statements for additional disclosures regarding our TDRs.
Loan Forbearance. In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment, when requested by customers, all of which were insignificant. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley could extend for an additional 90 days. Any extensions beyond this period were provided in accordance with applicable regulatory guidance. Under the applicable guidance, none of these loans were classified

2021 Form 10-K	66

as TDRs at December 31, 2021 and December 31, 2020. Valley had approximately $28 million of outstanding loans remaining in their payment deferral periods under short-term modifications representing approximately 0.1 percent of our total loan portfolio at December 31, 2021 as compared to approximately $361 million, or 1.1 percent of total loans at December 31, 2020.
Asset Concentration and Risk Elements
Most of our lending is in northern and central New Jersey, New York City, Long Island, Westchester County, New York, Florida and Alabama, except for smaller auto and residential mortgage loan portfolios derived from other neighboring states of New Jersey. As part of our business strategy, we have expanded commercial real estate lending to new customers in a few targeted states beyond our geographic footprint. In addition to our primary markets, automobile loans are mostly originated in several other contiguous states. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Due to the level of our underwriting standards applied to all loans, management believes the out of market loans generally present no more risk than those made within the market. However, each loan or group of loans made outside of our primary markets poses different geographic risks based upon the economy of that particular region.
For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit to minimize the impact of a downturn in any one economic sector. We believe our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate represent approximately 75 percent of total loans at December 31, 2021. Most of the loans collateralized by real estate are in northern and central New Jersey, New York City and Florida presenting a geographical credit risk if there was a further significant broad-based deterioration in economic conditions within these regions impacted by COVID-19 pandemic. See Item 1A. Risk Factors -"Risks Related to the COVID-19 Pandemic".
Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties mostly located in New Jersey, New York and Florida. We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area has generally consisted of loans made in support of existing customer relationships, as well as targeted purchases of certain loans guaranteed by third parties. Our mortgage loan originations are comprised of both jumbo (i.e., loans with balances above conventional conforming loan limits) and conventional loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. The weighted average loan-to-value ratio of all residential mortgage originations in 2021 was 67 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 760. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness.
Management realizes that some degree of risk must be expected in the normal course of lending activities. Allowances are maintained to absorb such lifetime expected credit losses inherent in the portfolio.
See the "Loan Portfolio Risk Elements and Credit Risk Management" section in Note 4 to the consolidated financial statements for additional information.
Allowance for Credit Losses
The allowance for credit losses (ACL) includes the allowance for loan losses and the reserve for unfunded credit commitments. Under CECL, our methodology to establish the allowance for loan losses has two basic components: (1) a collective reserve component for estimated expected credit losses for pools of loans that share common risk characteristics and (2) an individual reserve component for loans that do not share risk characteristics, consisting of collateral dependent, TDR, and expected TDR loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit.
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

67	2021 Form 10-K

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
At December 31, 2020, Valley maintained a higher combined weighting on the S-3 and S-4 alternative downside scenarios as compared to the Moody's Baseline scenario to reflect downside risk factors. During 2021, we discontinued the use of the S-4 (most adverse) downside scenario as a result of the continued actual and expected economic recovery, increased vaccination levels, strong housing and labor market conditions during 2021, and began to incorporate the S-1 moderate upside scenario.
At December 31, 2021, Valley maintained the majority of its probability weighting to the Moody’s Baseline scenario with less emphasis on the S-3 downside and S-1 upside scenarios. The Baseline weighting and the S-1 scenario reflect the positive economic outlook including higher GDP growth and lower unemployment levels that are expected to improve labor market conditions and promote stronger economic growth during 2022. However, this positive outlook could still be tempered by, among other factors, the uncertainty associated with the COVID-19 pandemic, acceleration in consumer prices caused by elevated levels of inflation, as well as continuing supply chain issues contributing to a downside risk to the near-term forecast.
At December 31, 2021, the Moody's Baseline forecast included the following specific assumptions:

•GDP expansion by over 5.4 percent in the first quarter 2022;
•Unemployment of 4.5 percent in the fourth quarter 2021 and improving to 3.9 percent in the first quarter 2022 and around 3.5 percent over the remainder of the forecast period ending fourth quarter 2023; and
•Strong U.S. economic growth driven by continued consumer spending.
The allowance for credit losses for loans methodology and accounting policy are fully described in Note 1 to the consolidated financial statements.

2021 Form 10-K	68

The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years indicated:

	Years Ended December 31,
	2021	2020	2019
Allowance for credit losses for loans	($ in thousands)
Beginning balance	$351,354	$164,604	$156,295
Impact of the adoption of ASU No. 2016-13 *	—	37,989	—
Allowance for purchased credit deteriorated (PCD) loans *	6,542	61,643	—
Beginning balance, adjusted	357,896	264,236	156,295
Loans charged-off: (2)
Commercial and industrial	(21,507)	(34,630)	(13,260)
Commercial real estate	(382)	(767)	(158)
Residential mortgage	(140)	(598)	(126)
Total Consumer	(4,303)	(9,294)	(8,671)
Total charge-offs	(26,332)	(45,289)	(22,215)
Charged-off loans recovered:
Commercial and industrial	3,934	1,956	2,397
Commercial real estate	2,553	1,054	1,237
Construction	4	452	—
Residential mortgage	676	670	66
Total Consumer	4,075	3,188	2,606
Total recoveries	11,242	7,320	6,306
Net charge-offs	(15,090)	(37,969)	(15,909)
Provision charged for credit losses	32,896	125,087	24,218
Ending balance	$375,702	$351,354	$164,604
Components of allowance for credit losses for loans:
Allowance for loan losses	$359,202	$340,243	$161,759
Allowance for unfunded credit commitments	16,500	11,111	2,845
Allowance for credit losses for loans	$375,702	$351,354	$164,604
Components of provision for credit losses for loans:
Provision for credit losses for loans	$27,507	$123,922	$25,809
Provision for unfunded credit commitments	5,389	1,165	(1,591)
Provision for credit losses for loans	$32,896	$125,087	$24,218

Allowance for credit losses for loans to total loans	1.10%	1.09%	0.55%

*    The adjustment for the year ended December 31, 2020 represents an increase in the allowance for credit losses for loans as a result of the adoption of ASU 2016-13 effective January 1, 2020.
See Note 5 to the consolidated financial statements for additional information regarding our allowance for credit losses for loans.

69	2021 Form 10-K

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the years indicated:

	Years Ended December 31,
	2021	2020	2019
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(17,573)	$(32,674)	$(10,863)
Commercial real estate	2,171	287	1,079
Construction	4	452	—
Residential mortgage	536	72	(60)
Total consumer	(228)	(6,106)	(6,065)
Total	(15,090)	(37,969)	(15,909)
Average loans outstanding
Commercial and industrial	$6,334,612	$6,418,813	$4,589,906
Commercial real estate	17,444,293	16,506,542	13,231,860
Construction	1,775,272	1,699,711	1,522,025
Residential mortgage	4,401,881	4,395,582	4,187,264
Total consumer	2,860,927	2,765,211	2,704,198
Total	32,816,985	31,785,859	26,235,253
Net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	0.28%	0.51%	0.24%
Commercial real estate	(0.01)	0.00	(0.01)
Construction	0.00	(0.03)	0.00
Residential mortgage	(0.01)	0.00	0.00
Total consumer	0.01	0.22	0.22
Our net loan charge-offs decreased $22.9 million to $15.1 million in 2021 as compared to $38.0 million in 2020 mainly due to lower net charge-offs related to borrowers impacted by the COVID-19 pandemic (largely within the commercial and industrial loan category). Partial loan charge-offs of taxi medallion loans totaled $4.8 million and $12.5 million, respectively, within the commercial and industrial loan category for the years ended December 31, 2021 and 2020.
The overall level of net loan charge-offs (as presented in the above table) continued to trend within management's expectations for the credit quality of the loan portfolio for 2021. While we have a positive outlook for the future performance of the loan portfolio, there can be no assurance that our levels of net charge-offs will not deteriorate in 2022, given the uncertain path of the recovery from the COVID-19 pandemic.

2021 Form 10-K	70

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories for the years ended December 31,:

	2021		2020
	Allowance Allocation	Percent of Loan Category to total loans	Allowance Allocation	Percent of Loan Category to total loans
	($ in thousands)
Loan Category:
Commercial and industrial	$103,090	17.1%	$131,070	21.3%
Commercial real estate:
Commercial real estate	193,258	55.5	146,009	51.9
Construction	24,232	5.4	18,104	5.4
Total commercial real estate	217,490	60.9	164,113	57.3
Residential mortgage	25,120	13.3	28,873	13.0
Total consumer	13,502	8.7	16,187	8.4
Total allowance for loan losses	359,202	100.0%	340,243	100.0%
Allowance for unfunded credit commitments	16,500		11,111
Total allowance for credit losses for loans	$375,702		$351,354
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments (including letters of credit), as a percentage of total loans was 1.10 percent at December 31, 2021 and 1.09 percent at December 31, 2020. The allowance for credit losses for loans increased $24.3 million at December 31, 2021 as compared to December 31, 2020 due, in large part, to higher quantitative reserves, particularly for non-owner occupied loans within the commercial real estate loan portfolio during 2021. During the fourth quarter 2021, we also recorded a $6.5 million increase to the allowance of credit losses for loans related to PCD loans acquired from Westchester and our provision for credit losses for loans included $6.2 million for non-PCD loans and unfunded credit commitments acquired from Westchester. These items were partially offset by decreases in both the economic forecast and non-economic qualitative reserve components of our CECL model largely due to improved economic outlook and lower levels of uncertainty related to the impact of the COVID-19 pandemic on credit quality of our loan portfolio at December 31, 2021 as compared to December 31, 2020.
Loan Repurchase Contingencies
We engage in the origination of residential mortgages for sale into the secondary market. Our loan sales totaled approximately $1.2 billion, $1.0 billion and $935 million for 2021, 2020 and 2019, respectively. Over the last three years, loan sales increased significantly, as new loan originations and refinance activity strengthened due to the favorably low interest rate environment complemented, from time to time, by sales from the held for investment portfolio.
In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (only five loan repurchases in 2021 and two loan repurchases in 2020). None of the loan repurchases resulted in material loss. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at December 31, 2021 and 2020. See Item 1A. Risk Factors - "We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” of this report for additional information.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2021 and 2020, shareholders’ equity totaled approximately $5.1 billion and $4.6 billion, or 11.7 percent and 11.3 percent of total assets, respectively. During 2021, total shareholders’ equity increased by $491.9 million primarily due to (i) net income of $473.8 million, (ii) the additional capital issued in the Westchester acquisition totaling $211.1 million, (iii) a $35.4 million increase attributable to the effect of share issuances under our stock incentive plan. These positive changes were partially offset by (i) cash dividends declared on common and preferred stock totaling a combined $195.1 million (ii) a net loss of $10.2 million recorded in accumulated comprehensive loss and (ii) repurchases of $23.1 million or our common stock with these shares held as treasury stock.

71	2021 Form 10-K

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
We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of December 31, 2021 and 2020, Valley and Valley National Bank exceeded all capital adequacy requirements. See Note 17 to the consolidated financial statements for Valley’s and Valley National Bank’s regulatory capital positions and capital ratios at December 31, 2021 and 2020.
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final interim rule as of April 3, 2020, 100 percent of the CECL Day 1 impact to shareholders' equity equaling $28.2 million after-tax was deferred for a two-year period ending January 1, 2022, and will be phased in on a pro-rata basis over a three-year period ending January 1, 2025. Additionally, 25 percent, or $19.1 million on an after tax basis of the reserve build (i.e., provision for credit losses less net charge-offs) since CECL adoption through December 31, 2021 is being phased in over the same time frame. We estimate these deferrals when fully phased in will reduce our risk based capital ratios by approximately 14 basis points.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was 60.7 percent and 52.7 percent for the years ended December 31, 2021 and 2020, respectively.
Cash dividends declared amounted to $0.44 per common share for both years ended December 31, 2021 and 2020. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the FRB or the OCC regarding the current level of its quarterly common stock dividend. However, the FRB has reiterated its long-standing guidance that banking organizations should consult them before declaring dividends in excess of earnings for the corresponding quarter. The renewed guidance was largely due to the increased risk of the COVID-19 pandemic negatively impacting the future level of bank earnings. See Item 1A. Risk Factors of this report for additional information.
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

2021 Form 10-K	72

Item 8.	Financial Statements and Supplementary Data
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2021	2020
	(in thousands except for share data)
Assets
Cash and due from banks	$205,156	$257,845
Interest bearing deposits with banks	1,844,764	1,071,360
Investment securities:
Equity securities	36,473	29,378
Trading debt securities	38,130	—
Available for sale debt securities	1,128,809	1,339,473
Held to maturity debt securities (net of allowance for credit losses of $1,165 at December 31, 2021 and $1,428 at December 31, 2020)	2,667,532	2,171,583
Total investment securities	3,870,944	3,540,434
Loans held for sale, at fair value	139,516	301,427
Loans	34,153,657	32,217,112
Less: Allowance for loan losses	(359,202)	(340,243)
Net loans	33,794,455	31,876,869
Premises and equipment, net	326,306	319,797
Lease right of use assets	259,117	252,053
Bank owned life insurance	566,770	535,209
Accrued interest receivable	96,882	106,230
Goodwill	1,459,008	1,382,442
Other intangible assets, net	70,386	70,449
Other assets	813,139	971,961
Total Assets	$43,446,443	$40,686,076
Liabilities
Deposits:
Non-interest bearing	$11,675,748	$9,205,266
Interest bearing:
Savings, NOW and money market	20,269,620	16,015,658
Time	3,687,044	6,714,678
Total deposits	35,632,412	31,935,602
Short-term borrowings	655,726	1,147,958
Long-term borrowings	1,423,676	2,295,665
Junior subordinated debentures issued to capital trusts	56,413	56,065
Lease liabilities	283,106	276,675
Accrued expenses and other liabilities	311,044	381,991
Total Liabilities	38,362,377	36,093,956
Shareholders’ Equity
Preferred stock, no par value; authorized 50,000,000 shares:
Series A (4,600,000 shares issued at December 31, 2021 and December 31, 2020)	111,590	111,590
Series B (4,000,000 shares issued at December 31, 2021 and December 31, 2020)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 423,034,027 shares at December 31, 2021 and 403,881,488 shares at December 31, 2020)	148,482	141,746
Surplus	3,883,035	3,637,468
Retained earnings	883,645	611,158
Accumulated other comprehensive loss	(17,932)	(7,718)
Treasury stock, at cost (1,596,959 common shares at December 31, 2021 and 22,490 common shares at December 31, 2020)	(22,855)	(225)
Total Shareholders’ Equity	5,084,066	4,592,120
Total Liabilities and Shareholders’ Equity	$43,446,443	$40,686,076
See accompanying notes to consolidated financial statements.

73	2021 Form 10-K

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2021	2020	2019
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$1,257,389	$1,284,707	$1,198,908
Interest and dividends on investment securities:
Taxable	56,026	70,249	86,926
Tax-exempt	11,716	14,563	17,420
Dividends	7,357	11,644	12,023
Interest on federal funds sold and other short-term investments	1,738	2,556	5,723
Total interest income	1,334,226	1,383,719	1,321,000
Interest Expense
Interest on deposits:
Savings, NOW and money market	42,879	76,169	145,177
Time	25,094	106,067	166,693
Interest on short-term borrowings	5,374	11,372	47,862
Interest on long-term borrowings and junior subordinated debentures	50,978	71,207	63,220
Total interest expense	124,325	264,815	422,952
Net Interest Income	1,209,901	1,118,904	898,048
(Credit) provision for credit losses for held to maturity securities	(263)	635	—
Provision for credit losses for loans	32,896	125,087	24,218
Net Interest Income After Provision for Credit Losses	1,177,268	993,182	873,830
Non-Interest Income
Trust and investment services	14,910	12,415	12,646
Insurance commissions	7,810	7,398	10,409
Service charges on deposit accounts	21,424	18,257	23,636
Gains (losses) on securities transactions, net	1,758	524	(150)
Other-than-temporary impairment losses on securities	—	—	(2,928)
Fees from loan servicing	11,651	10,352	9,794
Gains on sales of loans, net	26,669	42,251	18,914
Gains (losses) on sales of assets, net	901	(1,891)	78,333
Bank owned life insurance	8,817	10,083	8,232
Other	61,073	83,643	55,634
Total non-interest income	155,013	183,032	214,520
Non-Interest Expense
Salary and employee benefits expense	375,865	333,221	327,431
Net occupancy and equipment expense	132,098	129,002	118,191
FDIC insurance assessment	14,183	18,949	21,710
Amortization of other intangible assets	21,827	24,645	18,080
Professional and legal fees	38,432	32,348	20,810
Loss on extinguishment of debt	8,406	12,036	31,995
Amortization of tax credit investments	10,910	13,335	20,392
Telecommunication expenses	11,409	10,737	9,883
Other	78,412	71,875	63,063
Total non-interest expense	691,542	646,148	631,555
Income Before Income Taxes	640,739	530,066	456,795
Income tax expense	166,899	139,460	147,002
Net Income	473,840	390,606	309,793
Dividends on preferred stock	12,688	12,688	12,688
Net Income Available to Common Shareholders	$461,152	$377,918	$297,105

2021 Form 10-K	74

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME—(Continued)

	Years Ended December 31,
	2021	2020	2019
	(in thousands, except for share data)
Earnings Per Common Share:
Basic	$1.13	$0.94	$0.88
Diluted	1.12	0.93	0.87
Cash Dividends Declared Per Common Share	0.44	0.44	0.44
Weighted Average Number of Common Shares Outstanding:
Basic	407,445,379	403,754,356	337,792,270
Diluted	410,018,328	405,046,207	340,117,808

See accompanying notes to consolidated financial statements.

75	2021 Form 10-K

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$473,840	$390,606	$309,793
Other comprehensive income, net of tax:
Unrealized gains and losses on debt securities available for sale
Net (losses) gains arising during the period	(23,613)	27,845	39,262
Less reclassification adjustment for net (gains) losses included in net income	(491)	(377)	119
Total	(24,104)	27,468	39,381
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) on derivatives arising during the period	127	(2,251)	(989)
Less reclassification adjustment for net losses included in net income	2,447	2,074	1,291
Total	2,574	(177)	302
Defined benefit pension plan
Net gains (losses) arising during the period	10,306	(3,418)	(2,561)
Amortization of prior service credit	(96)	(98)	(93)
Amortization of actuarial net loss	1,106	721	188
Total	11,316	(2,795)	(2,466)
Total other comprehensive (loss) income	(10,214)	24,496	37,217
Total comprehensive income	$463,626	$415,102	$347,010

See accompanying notes to consolidated financial statements.

2021 Form 10-K	76

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2018	$209,691	331,431	$116,240	$2,796,499	$299,642	$(69,431)	$(2,187)	$3,350,454
Adjustment due to the adoption of ASU No. 2016-02	—	—	—	—	4,414	—	—	4,414
Adjustment due to the adoption of ASU No. 2017-08	—	—	—	—	(1,446)	—	—	(1,446)
Balance - January 1, 2019	209,691	331,431	116,240	2,796,499	302,610	(69,431)	(2,187)	3,353,422
Net income	—	—	—	—	309,793	—	—	309,793
Other comprehensive income, net of tax	—	—	—	—	—	37,217	—	37,217
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $1.38 per share	—	—	—	—	(5,500)	—	—	(5,500)
Common Stock, $0.44 per share	—	—	—	—	(154,689)	—	—	(154,689)
Effect of stock incentive plan, net	—	726	291	15,346	(1,467)	—	1,708	15,878
Common stock issued	—	71,121	24,892	810,363	—	—	—	835,255
Balance - December 31, 2019	209,691	403,278	141,423	3,622,208	443,559	(32,214)	(479)	4,384,188
Adjustment due to the adoption of ASU No. 2016-13	—	—	—	—	(28,187)	—	—	(28,187)
Balance - January 1, 2020	209,691	403,278	141,423	3,622,208	415,372	(32,214)	(479)	4,356,001
Net income	—	—	—	—	390,606	—	—	390,606
Other comprehensive income, net of tax	—	—	—	—	—	24,496	—	24,496
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $1.38 per share	—	—	—	—	(5,500)	—	—	(5,500)
Common Stock, $0.44 per share	—	—	—	—	(179,277)	—	—	(179,277)
Effect of stock incentive plan, net	—	581	323	15,260	(2,855)	—	254	12,982
Balance - December 31, 2020	209,691	403,859	141,746	3,637,468	611,158	(7,718)	(225)	4,592,120
Net income	—	—	—	—	473,840	—	—	473,840
Other comprehensive loss, net of tax	—	—	—	—	—	(10,214)	—	(10,214)
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $1.38 per share	—	—	—	—	(5,500)	—	—	(5,500)
Common Stock, $0.44 per share	—	—	—	—	(182,370)	—	—	(182,370)
Effect of stock incentive plan, net	—	3,484	1,238	39,931	(6,295)	—	484	35,358
Common stock issued in acquisition	—	15,709	5,498	205,636	—	—	—	211,134
Purchase of treasury stock	—	(1,615)	—	—	—	—	(23,114)	(23,114)
Balance - December 31, 2021	$209,691	421,437	$148,482	$3,883,035	$883,645	$(17,932)	$(22,855)	$5,084,066

See accompanying notes to consolidated financial statements.

77	2021 Form 10-K

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$473,840	$390,606	$309,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,934	57,615	53,317
Stock-based compensation	20,887	16,154	14,726
Provision for credit losses	32,633	125,722	24,218
Net amortization of premiums and accretion of discounts on securities and borrowings	30,251	38,315	29,512
Amortization of other intangible assets	21,827	24,645	18,080
(Gains) losses on securities transactions, net	(1,758)	(524)	150
Proceeds from sales of loans held for sale	1,180,912	1,019,841	509,448
Gains on sales of loans, net	(26,669)	(42,251)	(18,914)
Net impairment losses on securities recognized in earnings	—	—	2,928
Originations of loans held for sale	(1,003,818)	(1,211,227)	(537,985)
(Gains) losses on sales of assets, net	(901)	1,891	(78,333)
Loss on extinguishment of debt	8,406	12,036	31,995
Net deferred income tax expense (benefit)	26,827	(5,060)	15,228
Net change in:
Fair value of borrowings hedged by derivative transactions	(3,397)	—	—
Trading debt securities	(38,130)	—	—
Cash surrender value of bank owned life insurance	(8,817)	(10,083)	(8,232)
Accrued interest receivable	11,527	(593)	1,440
Other assets	122,241	(311,760)	(163,330)
Accrued expenses and other liabilities	(63,653)	58,234	57,882
Net cash provided by operating activities	837,142	163,561	261,923
Cash flows from investing activities:
Net loan originations and purchases	(1,036,949)	(2,490,937)	(2,538,909)
Equity securities:
Purchases	(4,051)	(8,337)	(14,776)
Sales	2,233	28,439	24,748
Held to maturity debt securities:
Purchases	(1,311,973)	(682,509)	(701,879)
Maturities, calls and principal repayments	802,167	824,477	424,475
Available for sale debt securities:
Purchases	(387,210)	(333,971)	(30,392)
Sales	91,978	30,020	271,901
Maturities, calls and principal repayments	462,273	555,589	316,024
Death benefit proceeds from bank owned life insurance	5,128	15,043	9,560
Proceeds from sales of real estate property and equipment	8,935	19,111	109,043
Proceeds from sales of loans held for investments	4,498	30,020	1,234,022
Purchases of real estate property and equipment	(39,428)	(24,607)	(23,375)
Cash and cash equivalents acquired in acquisitions, net	321,618	—	22,239
Net cash used in investing activities	$(1,080,781)	$(2,037,662)	$(897,319)

2021 Form 10-K	78

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from financing activities:
Net change in deposits	$2,534,826	$2,749,765	$1,808,148
Net change in short-term borrowings	(492,232)	54,678	(1,036,134)
Proceeds from issuance of long-term borrowings, net	295,922	838,388	950,000
Repayments of long-term borrowings	(1,168,465)	(679,775)	(921,995)
Cash dividends paid to preferred shareholders	(12,688)	(12,688)	(12,688)
Cash dividends paid to common shareholders	(179,667)	(177,965)	(146,537)
Purchase of common shares to treasury	(23,907)	(5,374)	(1,805)
Common stock issued, net	11,245	2,202	2,957
Other, net	(680)	(612)	(492)
Net cash provided by financing activities	964,354	2,768,619	641,454
Net change in cash and cash equivalents	720,715	894,518	6,058
Cash and cash equivalents at beginning of year	1,329,205	434,687	428,629
Cash and cash equivalents at end of year	$2,049,920	$1,329,205	$434,687
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$138,364	$279,042	$415,649
Federal and state income taxes	163,370	148,383	106,336
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$141	$4,040	$5,100
Loans transferred to loans held for sale	—	30,020	1,234,022
Lease right of use assets obtained in exchange for operating lease liabilities	48,453	16,062	312,143
Acquisitions:
Non-cash assets acquired:
Equity securities	$—	$—	$51,382
Available for sale debt securities	—	—	335,894
Held to maturity debt securities	9,197	—	4,877
Loans, net	908,023	—	3,378,358
Premises and equipment	1,356	—	23,585
Lease right of use assets	6,745	—	—
Bank owned life insurance	28,756	—	101,896
Accrued interest receivable	2,179	—	11,781
Goodwill	76,566	—	297,777
Other intangible assets	10,277	—	20,690
Other assets	23,093	—	50,873
Total non-cash assets acquired	$1,066,192	$—	$4,277,113
Liabilities assumed:
Deposits	$1,161,984	$—	$2,924,716
Short-term borrowings	—	—	10,500
Long-term borrowings	—	—	430,130
Accrued expenses and other liabilities	14,692	—	98,751
Total liabilities assumed	$1,176,676	$—	$3,464,097
Net (liabilities assumed) non-cash assets acquired	$(110,484)	$—	$813,016
Cash and cash equivalents acquired in acquisitions, net	$321,618	$—	$22,239
Common stock issued in acquisition	$211,134	$—	$835,255
See accompanying notes to consolidated financial statements.

79	2021 Form 10-K

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)
Business
Valley National Bancorp, a New Jersey Corporation (Valley), is a financial holding company whose principal wholly-owned subsidiary is Valley National Bank (the “Bank”), a national banking association providing a full range of commercial, retail and trust and investment services largely through its offices and ATM network throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida and Alabama. The Bank is subject to intense competition from other financial service providers and is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.
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
•an advisory firm specializing in the investment and management of tax credits;
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
Basis of Presentation
The consolidated financial statements of Valley include the Bank and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. See Note 11 for more details. Certain prior period amounts have been reclassified to conform to the current presentation.
Valley's previously reported consolidated statements of cash flows for the years ended December 31, 2020 and 2019 were revised to reflect a change in the presentation for loss on extinguishment of debt. The revisions resulted in increases of $12.0 million and $32.0 million in “Loss on extinguishment of debt” and corresponding decreases in “Repayments of the long-term borrowings” for the years ended December 31, 2020 and 2019, respectively. Management determined that the effect of the changes in presentation was immaterial to these periods.
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

2021 Form 10-K	80

material estimates. Actual results may differ from those estimates. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks (including the Federal Reserve Bank of New York) and, from time to time, overnight federal funds sold. Effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero, effectively eliminating the requirements, due to a change in its approach to monetary policy. The Federal Reserve Board indicated that it has no plans to re-impose reserve requirements but could in the future if conditions warrant. Prior to March 2020, the Bank was required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits.
Investment Securities
Debt securities are classified at the time of purchase based on management’s intention, as securities held-to-maturity, securities available-for-sale or trading securities. Investment securities classified as held-to-maturity are those that management has the positive intent and ability to hold until maturity. Investment securities held-to-maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the contractual term of the securities, adjusted for actual prepayments, or to call date if the security was purchased at premium. Investment securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses reported as a component of other comprehensive income or loss, net of tax. Realized gains or losses on the available-for-sale securities are recognized by the specific identification method and are included in net gains and losses on securities transactions within non-interest income.
Trading debt securities wholly consisting of municipal bonds are reported at fair value with the unrealized gains or losses due to changes in fair value reported within non-interest income. Net trading gains and losses are included in net gains and losses on securities transactions within non-interest income.
Equity securities are presented on the statements of financial condition at fair value with any unrealized and realized gains and losses reported in non-interest income.
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
Allowance for Credit Losses for Held to Maturity Debt Securities
On January 1, 2020, Valley adopted Accounting Standards Update (ASU) No. 2016-13 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires us to estimate and recognize an allowance for credit losses for held to maturity debt securities using the current expected credit loss methodology (CECL).
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
See Note 4 for more details regarding the allowance for credit losses for held to maturity securities.

81	2021 Form 10-K

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
Allowance for Credit Losses for Loans
As previously noted, Valley adopted ASU No. 2016-13 on January 1, 2020, and, as a result, the 2021 and 2020 periods presented in the consolidated financial statements follow the current expected credit losses methodology. The 2019 period has been reported in accordance with previously applicable GAAP, which followed the incurred credit losses methodology. The following policies noted are under the current expected credit losses methodology.
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

2021 Form 10-K	82

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
The loan credit quality data utilized in the transition matrix model is based on an internal credit risk rating system for the commercial and industrial loan and commercial real estate loan portfolio segments and delinquency aging status for the residential and consumer loan portfolio segments. Loans are risk-rated based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial and industrial loans and commercial real estate loans, and evaluated by the Loan Review Department on a test basis. Loans with a grade that are below a “Pass” grade are adversely classified. Once a loan becomes adversely classified, it automatically transitions from the "Pass" segment of the model to the corresponding adversely rated pool segment. Within the transition matrix model, each adverse classification or segment (Special Mention, Substandard, Doubtful, and Loss) has its own lifetime expected credit loss rate derived from loan-level historical transitions between the different loan risk ratings categories.
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

83	2021 Form 10-K

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
Leases
Lessor Arrangements. Valley's lessor arrangements primarily consist of direct financing and sales-type leases for equipment included in the commercial and industrial loan portfolio. Direct financing and sales-type leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased assets, net of unearned income, charge-offs and unamortized deferred costs of origination. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.
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
Other Real Estate Owned
Valley acquires other real estate owned (OREO) through foreclosure on loans secured by real estate. OREO is reported at the lower of cost or fair value, as established by a current appraisal (less estimated costs to sell) and it is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from valuation write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense. OREO totaled $2.3 million and $5.1 million at December 31, 2021 and 2020, respectively. OREO included foreclosed residential real estate properties totaling $1.0 million at December 31, 2020. There were no foreclosed residential real estate properties included in OREO at December 31, 2021.

2021 Form 10-K	84

Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.5 million and $1.9 million at December 31, 2021 and 2020, respectively.
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
On January 1, 2020, Valley adopted ASU No. 2017-04 "Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment," which simplified the impairment test by eliminating the step two requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment loss is recognized if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the unit (formerly step one of the two-step test). Goodwill is allocated to Valley's reporting unit, which is a business segment or one level below, at the date goodwill is recorded. Under current accounting guidance, Valley may choose to perform an optional qualitative assessment to determine whether it is necessary to perform the single-step quantitative goodwill impairment test for one or more reporting units each annual period.
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
Other Intangible Assets
Other intangible assets primarily consist of loan servicing rights (largely generated from loan servicing retained by the Bank on residential mortgage loan originations sold in the secondary market to government sponsored enterprises), core deposits (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) and, to a much lesser extent, various other types of intangibles obtained through acquisitions. Other intangible assets are amortized using various methods over their estimated lives and are periodically evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impairment is deemed to exist, an adjustment is recorded to earnings in the current period for the difference between the fair value of the asset and its carrying amount. See further details regarding loan servicing rights below.
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

85	2021 Form 10-K

Stock-Based Compensation
Compensation expense for restricted stock units, restricted stock and stock option awards (i.e., non-vested stock awards) is based on the fair value of the award on the date of the grant and is recognized ratably over the service period of the award. Valley's long-term incentive compensation plan includes a service period requirement for award grantees who are eligible for retirement pursuant to which an award will vest at one-twelfth per month after the grant date and requires the grantees to continue service with Valley for one year in order for the award to fully vest. Compensation expense for these awards is amortized monthly over a one year period after the grant date. The service period for non-retirement eligible employees is the shorter of the stated vesting period of the award or the period until the employee’s retirement eligibility date. The fair value of each option granted is estimated using a binomial option pricing model. The fair value of restricted stock units and awards is based upon the last sale price reported for Valley’s common stock on the date of grant or the last sale price reported preceding such date, except for performance-based stock awards with a market condition. The grant date fair value of a performance-based stock award that vests based on a market condition is determined by a third party specialist using a Monte Carlo valuation model. See Note 12 for additional information.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting. Acquired assets, including separately identifiable intangible assets, and assumed liabilities are recorded at their acquisition-date estimated fair values. The excess of the cost of acquisition over these fair values is recognized as goodwill. During the measurement period, which cannot exceed one year from the acquisition date, changes to estimated fair values are recognized as an adjustment to goodwill. Certain transaction costs are expensed as incurred.
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
Revenue Recognition
Valley's revenue contracts generally have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable, or distinct from other obligations within the contracts. Valley does not have a material amount of long-term customer agreements that include multiple performance obligations requiring price allocation and differences in the timing of revenue recognition. Valley has no customer contracts with variable fee agreements based upon performance. Valley's revenue within the scope of ASC Topic 606 includes: (i) trust and investment services income from investment management, investment, including tax credit, advisory services, trust, custody and other products; (ii) service charges on deposit accounts from checking accounts, savings accounts, overdrafts, insufficient funds, ATM transactions and other activities; and (iii) other income from fee income related to derivative interest rate swaps executed with commercial loan customers, fees from interchange, wire transfers, credit cards, safe deposit box, ACH, lockbox and various other products and services-related income.
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

2021 Form 10-K	86

Valley maintains a reserve related to certain tax positions that management believes contain an element of uncertainty. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate.
Comprehensive Income
Comprehensive income or loss is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to shareholders. Comprehensive income consists of net income and other comprehensive income or loss. Valley’s components of other comprehensive income or loss, net of deferred tax, include: (i) unrealized gains and losses on debt securities available for sale; (ii) unrealized gains and losses on derivatives used in cash flow hedging relationships; and (iii) the pension benefit adjustment for the unfunded portion of its various employee, officer, and director pension plans. Income tax effects are released from accumulated other comprehensive income on an individual unit of account basis. Valley presents comprehensive income and its components in the consolidated statements of comprehensive income for all periods presented. See Note 19 for additional disclosures.
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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in thousands, except for share data)
Net income available to common shareholders	$461,152	$377,918	$297,105
Basic weighted-average number of common shares outstanding	407,445,379	403,754,356	337,792,270
Plus: Common stock equivalents	2,572,949	1,291,851	2,325,538
Diluted weighted-average number of common shares outstanding	410,018,328	405,046,207	340,117,808
Earnings per common share:
Basic	$1.13	$0.94	$0.88
Diluted	1.12	0.93	0.87
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with restricted stock units. Potential anti-dilutive weighted common shares totaled approximately 411 thousand, 1.7 million, and 288 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Cash dividends to both preferred and common shareholders are payable and accrued when declared by Valley's Board of Directors.

87	2021 Form 10-K

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
Fair Value Hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. On a quarterly basis, Valley assesses the effectiveness of each hedging relationship by comparing the changes in cash flows or fair value of the derivative hedging instrument with the changes in cash flows or fair value of the designated hedged item or transaction. If a hedging relationship is terminated due to ineffectiveness, and the derivative instrument is not re-designated to a new hedging relationship, the subsequent change in fair value of such instrument is charged directly to earnings.
Interest Rate Contracts and Other Non-designated Hedges. Derivatives not designated as hedges do not meet the hedge accounting requirements under U.S. GAAP. Contracts in an asset position are included in other assets and contracts in a liability position are included in other liabilities. Changes in fair value of derivatives not designated in hedging relationships are recorded directly in earnings within other non-interest expense.
New Authoritative Accounting Guidance
New Accounting Guidance Issued and Adopted in 2020. ASU No. 2020-04, "Reference Rate Reform (Topic 848)" provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued, subject to meeting certain criteria. Under the new guidance, an entity can elect by accounting topic or industry subtopic to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect on a hedge-by-hedge basis to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. A one-time election to sell and/or transfer held to maturity debt securities that reference a rate affected by reference rate reform is also allowed. ASU No. 2020-04 became effective for all entities as of March 12, 2020 and can apply to all LIBOR reference rate modifications any time through December 31, 2022.
Valley’s LIBOR project working group, consisting of key stakeholders from throughout Valley, continue to monitor new developments for transitioning to alternative reference rates to align with regulatory guidelines. Valley has provided both internal and external communications that reference and educate customers and associates regarding the LIBOR transition and continues to update fall back language that reference LIBOR-based rates to ensure full reference rates change readiness. Valley’s technology systems have been updated to handle the new replacement rates. Valley started originating and renewing loans at new alternative benchmark rates after December 31, 2021. SOFR and Term SOFR are the preferred rates for loans and derivatives. Loans that were closed before December 31, 2021, may continue to be priced using LIBOR until June 30, 2023. Management is still assessing the expected impact of LIBOR cessation on Valley’s consolidated financial statements.
New Accounting Guidance Adopted in 2021. ASU No. 2020-08, "Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs" provides clarification and affects the guidance previously issued by ASU No. 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased

2021 Form 10-K	88

Callable Debt Securities.” ASU No. 2020-08 clarifies that an entity should reevaluate whether a debt security with multiple call dates is within the scope of paragraph 310-20-35-33. For each reporting period, to the extent that the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the premium should be amortized to the next call date, unless the guidance to consider estimated prepayments is applied. Valley adopted ASU No. 2020-08 on January 1, 2021 and the new guidance did not have a significant impact on Valley’s consolidated financial statements
New Accounting Guidance Issued in 2021. ASU No. 2021-01 "Reference Rate Reform (Topic 848)" extends some of Accounting Standards Codification Topic 848’s optional expedients to derivative contracts impacted by the discounting transition, including for derivatives that do not reference LIBOR or other reference rates that are expected to be discontinued. ASU No. 2021-01 is effective for all entities immediately upon issuance and may be elected retrospectively to eligible modifications as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications made on or after any date within the interim period including January 7, 2021 and it can be applied through December 31, 2022, similar to the other reference rate reform relief provided under Topic 848. ASU No. 2021-01 is not expected to have a significant impact on Valley’s consolidated financial statements.
ASU No. 2021-05 "Lessors – Certain Leases with Variable Lease Payments". ASU No. 2021-05 updates guidance in Accounting Standards Codification (ASC) 842, Leases and requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if: (i) the lease would have been classified as a sales-type lease or direct financing lease under ASC 842 classification criteria; and (ii) the lessor would have recognized a selling loss at lease commencement. ASU No. 2021-05 is effective for Valley for fiscal years and interim periods beginning after December 15, 2021, with early adoption permitted. ASU No. 2021-05 is not expected to have a significant impact on Valley’s consolidated financial statements
BUSINESS COMBINATIONS (Note 2)
Acquisitions
The Westchester Bank Holding Corporation
On December 1, 2021, Valley completed its acquisition of The Westchester Bank Holding Corporation (Westchester) and its principal subsidiary, The Westchester Bank which was headquartered in White Plains, New York. As of December 1, 2021, Westchester had approximately $1.4 billion in assets, $915.0 million in loans, and $1.2 billion in deposits, after purchase accounting adjustments, and a branch network of seven locations in Westchester County, New York. The common shareholders of Westchester received 229.645 shares of Valley common stock for each Westchester share they owned prior to the merger. The total consideration for the merger was $211.1 million, consisting of approximately 15.7 million shares of Valley common stock.
The transaction was accounted for under the acquisition method of accounting and accordingly the results of Westchester's operations have been included in Valley's consolidated financial statements for the year ended December 31, 2021 from the date of acquisition.

89	2021 Form 10-K

The following table sets forth assets acquired, and liabilities assumed in the Westchester acquisition, at their estimated fair values as of the closing date of the transaction:

December 1, 2021
($ in thousands)
Assets acquired:
Cash and cash equivalents	$332,221
Held to maturity debt securities	9,197
Loans, net	908,023
Premises and equipment	1,356
Right of use asset	5,873
Bank owned life insurance	28,756
Accrued interest receivable	2,179
Goodwill	63,469
Other intangible assets	8,130
Other assets	22,861
Total assets acquired	$1,382,065
Liabilities assumed:
Deposits:
Non-interest bearing	$434,780
Savings, NOW and money market	636,569
Time deposits	90,635
Total deposits	1,161,984
Lease liabilities	5,873
Accrued expense and other liabilities	3,074
Total liabilities assumed	$1,170,931
Common stock issued in acquisition	$211,134
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

Fair Value Measurement of Assets Acquired and Liabilities Assumed
Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in Westchester acquisition.
Cash and cash equivalents. The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.
Investment securities. The investment securities acquired from Westchester were classified as held to maturity debt securities based on Valley's intent at the acquisition date. The estimated fair values of the investment securities were calculated utilizing Level 2 inputs similar to the valuation techniques used for Valley's investment portfolios detailed in Note 3.
Loans. The acquired loan portfolio was recorded at its estimated value based on a discounted cash flow methodology. The acquired loan portfolio was segregated into categories for valuation purposes primarily based on loan type (commercial and industrial, commercial real estate, multifamily, construction, home equity and other consumer) and credit risk rating. The estimated fair value incorporates adjustments related to market loss assumptions and prevailing market interest rates for comparable assets and other market factors such as liquidity from the perspective of a market participant. Management estimated the cash flows expected to be collected at the acquisition date by using valuation models that incorporated loan contractual characteristics (such as payment type, amortization type, and term to maturity) as well as estimates of key valuation assumptions (such as prepayment speeds, default rates, and loss severity rates). The expected cash flows from the acquired loan

2021 Form 10-K	90

portfolios were discounted to present value based on estimated market rates. The market rates were estimated using a buildup approach based on the following components: funding cost, servicing cost, and consideration of liquidity premium. In addition, coupon rates for recently originated loans and available market data regarding origination rates were also considered in the analysis. The methods used to estimate the Level 3 fair values of loans are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Also, acquired portfolio loans and leases were evaluated upon acquisition and classified as either PCD, which indicates that the loan has experienced a more-than-insignificant deterioration in credit quality since origination, or non-PCD. Valley considered a variety of factors in evaluating the acquired loans for a more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, non-performing status, current or previous troubled debt restructurings, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination.
For PCD loans, an initial allowance was determined based on Valley’s CECL methodology and was added to the acquisition date fair value of each PCD loan to establish its initial amortized cost basis. The difference between the unpaid principal balance of loans and the calculated amortized cost basis resulted in a net non-credit discount totaling $8.5 million. The net discount is expected be accreted into interest income on a level-yield method over an average contractual life of the loans totaling 8 years.

The following table provides a reconciliation of the difference between the purchase price and the par value of the PCD loans acquired from Westchester:

December 1, 2021
($ in thousands)
Purchase price of PCD loans	$346,883
Allowance for credit losses at acquisition	6,542
Non-credit discount at acquisition	8,457
Par value of acquired PCD loans	$361,882
Other intangible assets. Other intangible assets consisting of core deposit intangibles (CDI) are measures of the value of non-maturity checking, savings, NOW and money market customer deposits that are acquired in a business combination. The fair value for CDI was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative costs of funds, and the interest costs associated with the customer deposits. The CDI is amortized over an estimated useful life of 10 years to approximate the existing deposit relationships acquired.
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
Dudley Ventures
On October 8, 2021, Valley acquired certain subsidiaries of Arizona-based Dudley Ventures (DV), an advisory firm specializing in the investment and management of tax credits. The transaction included the acquisition of DV Fund Advisors and DV Advisory Services which were both subsequently merged and renamed Dudley Ventures, as well as DV's community development entity, DV Community Investment. The transaction price included $11.3 million of cash at the closing date and fixed future stock consideration totaling $3.8 million. On November 16, 2021, Valley also acquired DV Financial Services, a registered broker-dealer regulated by FINRA, which is largely inactive. Goodwill and other intangible assets related to the acquired DV entities totaled $13.1 million and $2.1 million, respectively. See Note 8 for further details.
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

91	2021 Form 10-K

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
Had the acquisition of Oritani taken place in the beginning of 2019. Valley’s revenues (defined as the sum of net interest income and non-interest income), net income, basic earnings per share, and diluted earnings per share would have equaled the amounts indicated in the following table for the year ended December 31, 2019:

2019
(in thousands, except per share data)	Unaudited
Revenues	$1,219,887
Net income	361,079
Basic earnings per share	0.86
Diluted earnings per share	0.85
Pending Acquisition (Unaudited)
Bank Leumi Le-Israel Corporation
On September 23, 2021, Valley announced that it will acquire Bank Leumi Le-Israel Corporation, the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA, and collectively referred to as "Bank Leumi USA". Bank Leumi USA maintains its headquarters in New York City and also has commercial banking offices in Chicago, Los Angeles, Palo Alto, and Aventura, Florida. As of December 31, 2021, Bank Leumi USA had total assets of $8.3 billion, total deposits of $7.1 billion, and gross loans of $5.7 billion. The common stockholders of Bank Leumi USA will receive 3.8025 shares of Valley common stock and $5.08 in cash (subject to specified adjustments) for each Bank Leumi USA common share they own. Based on Valley’s closing stock price on December 31, 2021, the transaction is valued at an estimated $1.2 billion, inclusive of the value of options and upon completion of the acquisition, Bank Leumi Le-Israel B.M. will own approximately 14 percent of Valley's common stock. Valley has received regulatory approval from the Federal Reserve Bank of New York and the Office of the Comptroller of the Currency, as well as Valley shareholder approval of the issuance of Valley common stock in connection with the acquisition. The acquisition remains subject to regulatory approval by the New York State Department of Financial Services, as well as other customary closing conditions. The acquisition is anticipated to close in the second quarter 2022.
Merger expenses for all Valley acquisition related activities totaled $8.9 million, $1.9 million and $16.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The merger expenses mainly consisted of salary and employee benefits, as well as professional and legal, net occupancy and equipment, and other expenses included in non-interest expense on the consolidated statements of income.
FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Note 3)
Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

2021 Form 10-K	92

Assets and Liabilities Measured at Fair Value on a Recurring Basis and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2021 and 2020. The assets presented under “non-recurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities (1)	$32,844	$21,284	$—	$—
Trading debt securities	38,130	—	38,130	—
Available for sale debt securities:
U.S. government agency securities	20,925	—	20,925	—
Obligations of states and political subdivisions	79,890	—	79,890	—
Residential mortgage-backed securities	904,502	—	904,502	—
Corporate and other debt securities	123,492	—	123,492	—
Total available for sale debt securities	1,128,809	—	1,128,809	—
Loans held for sale (2)	139,516	—	139,516	—
Other assets (3)	181,500	—	181,500	—
Total assets	$1,520,799	$21,284	$1,487,955	$—
Liabilities
Other liabilities (3)	$52,376	$—	$52,376	$—
Total liabilities	$52,376	$—	$52,376	$—
Non-recurring fair value measurements:
Collateral dependent loans	$47,871	$—	$—	$47,871
Foreclosed assets	2,931	—	—	2,931
Total	$50,802	$—	$—	$50,802

93	2021 Form 10-K

		Fair Value Measurements at Reporting Date Using:
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Includes equity securities measured as net asset value (NAV) per share (or its equivalent) as a practical expedient totaling $11.6 million and $7.8 million at December 31, 2021 and 2020, respectively. These securities have not been classified in the fair value hierarchy.
(2)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $136.3 million and $286.4 million at December 31, 2021 and 2020, respectively.
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

2021 Form 10-K	94

Available for sale debt securities. U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. In addition, Valley reviews the volume and level of activity for all available for sale debt securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume.
Loans held for sale.  Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2021 and 2020 based on the short duration these assets were held and the credit quality of these loans.
Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR, Overnight Index Swap and Secured Overnight Financing Rate (SOFR) curves for all cleared derivatives. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at December 31, 2021 and 2020), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2021 and 2020.

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
Collateral dependent loans.  Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At December 31, 2021, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. The collateral dependent loan direct charge-offs to the allowance for loan losses totaled $2.1 million and $4.5 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, collateral dependent loans with a total amortized cost of $114.8 million and $104.4 million at December 31, 2021 and 2020, respectively, including our taxi medallion loan portfolio, were reduced by specific allowance for loan losses allocations totaling $66.9 million and $69.1 million to a reported total net carrying amount of $47.9 million and $35.2 million at December 31, 2021 and 2020, respectively.
Loan servicing rights.  Fair values for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third party vendor that requires inputs that are both significant to the fair value measurement and unobservable (Level 3). The fair value model is based on various assumptions, including but not limited to, prepayment speeds, internal rate of return (discount rate), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2021, the fair value model used a blended prepayment speed (stated as constant prepayment rates) of 12.9 percent and a discount rate of 9.0 percent for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate. Impairment charges are recognized on loan servicing rights when the amortized cost of a risk-stratified group of loan servicing rights exceeds the estimated fair value. Certain loan servicing rights were re-measured at fair value totaling $15.6 million at December 31, 2020. There were no loan servicing rights re-measured at fair value at December 31, 2021. See Note 8 for additional information.

95	2021 Form 10-K

Foreclosed assets.  Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, an asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. At December 31, 2021, the adjustments to appraisals of foreclosed assets were not material as compared to adjustments ranging from 1.5 percent to 22 percent at December 31, 2020.

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

2021 Form 10-K	96

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at December 31, 2021 and 2020 were as follows:

		2021		2020
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$205,156	$205,156	$257,845	$257,845
Interest bearing deposits with banks	Level 1	1,844,764	1,844,764	1,071,360	1,071,360
Equity securities (1)	Level 3	3,629	3,629	2,999	2,999
Held to maturity debt securities:
U.S. Treasury securities	Level 1	67,558	71,661	68,126	75,484
U.S. government agency securities	Level 2	6,265	6,378	6,222	6,513
Obligations of states and political subdivisions	Level 2	337,962	344,164	470,259	484,506
Residential mortgage-backed securities	Level 2	2,166,142	2,152,301	1,550,306	1,589,655
Trust preferred securities	Level 2	37,020	31,916	37,348	30,033
Corporate and other debt securities	Level 2	53,750	54,185	40,750	41,421
Total held to maturity debt securities (2)		2,668,697	2,660,605	2,173,011	2,227,612
Net loans	Level 3	33,794,455	33,283,251	31,876,869	31,635,060
Accrued interest receivable	Level 1	96,882	96,882	106,230	106,230
Federal Reserve Bank and Federal Home Loan Bank stock (3)	Level 2	206,450	206,450	250,116	250,116
Financial liabilities
Deposits without stated maturities	Level 1	31,945,368	31,945,368	25,220,924	25,220,924
Deposits with stated maturities	Level 2	3,687,044	3,670,113	6,714,678	6,639,022
Short-term borrowings	Level 1	655,726	637,490	1,147,958	1,151,478
Long-term borrowings	Level 2	1,423,676	1,404,184	2,295,665	2,405,345
Junior subordinated debentures issued to capital trusts	Level 2	56,413	46,306	56,065	57,779
Accrued interest payable (4)	Level 1	4,909	4,909	18,839	18,839

(1)Represents equity securities without a readily determinable fair value measured at costs less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.
INVESTMENT SECURITIES (Note 4)
Equity Securities
Equity securities carried at fair value totaled $36.5 million and $29.4 million at December 31, 2021 and 2020, respectively. At December 31, 2021, Valley's equity securities consisted of one publicly traded mutual fund, CRA investments and to a lesser extent, equity investments related to the development of new financial technologies. Valley's CRA and other equity investments are a mixture of both public traded entities and privately held entities without readily determinable fair market values.
Trading Debt Securities
The fair value of trading debt securities, wholly consisting of municipal bonds, totaled $38.1 million at December 31, 2021. We had no trading debt securities at December 31, 2020. Net trading gains were included in net gains and losses on securities transactions within non-interest income. See the "Realized Gains and Losses" section below.

97	2021 Form 10-K

Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at December 31, 2021 and 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2021
U.S. government agency securities	$20,323	$608	$(6)	$20,925
Obligations of states and political subdivisions:
Obligations of states and state agencies	26,088	132	(93)	26,127
Municipal bonds	53,530	349	(116)	53,763
Total obligations of states and political subdivisions	79,618	481	(209)	79,890
Residential mortgage-backed securities	895,279	14,986	(5,763)	904,502
Corporate and other debt securities	120,871	3,177	(556)	123,492
Total	$1,116,091	$19,252	$(6,534)	$1,128,809
December 31, 2020
U.S. Treasury securities	$50,031	$1,362	$—	$51,393
U.S. government agency securities	25,067	1,103	(13)	26,157
Obligations of states and political subdivisions:
Obligations of states and state agencies	40,861	970	(32)	41,799
Municipal bonds	37,489	731	(69)	38,151
Total obligations of states and political subdivisions	78,350	1,701	(101)	79,950
Residential mortgage-backed securities	1,050,369	40,426	(773)	1,090,022
Corporate and other debt securities	89,689	2,294	(32)	91,951
Total	$1,293,506	$46,886	$(919)	$1,339,473

2021 Form 10-K	98

The age of unrealized losses and fair value of related available for sale debt securities at December 31, 2021 and 2020 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2021
U.S. government agency securities	$—	$—	$1,326	$(6)	$1,326	$(6)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,549	(93)	—	—	10,549	(93)
Municipal bonds	19,100	(116)	—	—	19,100	(116)
Total obligations of states and political subdivisions	29,649	(209)	—	—	29,649	(209)
Residential mortgage-backed securities	371,256	(4,770)	25,960	(993)	397,216	(5,763)
Corporate and other debt securities	59,039	(556)	—	—	59,039	(556)
Total	$459,944	$(5,535)	$27,286	$(999)	$487,230	$(6,534)
December 31, 2020
U.S. government agency securities	$—	$—	$1,479	$(13)	$1,479	$(13)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	1,010	(32)	1,010	(32)
Municipal bonds	6,777	(69)	—	—	6,777	(69)
Total obligations of states and political subdivisions	6,777	(69)	1,010	(32)	7,787	(101)
Residential mortgage-backed securities	41,418	(500)	27,911	(273)	69,329	(773)
Corporate and other debt securities	12,517	(32)	—	—	12,517	(32)
Total	$60,712	$(601)	$30,400	$(318)	$91,112	$(919)
Within the available for sale debt securities portfolio, the total number of security positions in an unrealized loss position at December 31, 2021 was 139 as compared to 58 at December 31, 2020.
As of December 31, 2021, the fair value of securities available for sale that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $568.7 million.
The contractual maturities of available for sale debt securities at December 31, 2021 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$7,057	$7,121
Due after one year through five years	30,645	31,222
Due after five years through ten years	94,221	96,722
Due after ten years	88,889	89,242
Residential mortgage-backed securities	895,279	904,502
Total	$1,116,091	$1,128,809

99	2021 Form 10-K

Actual maturities of available for sale debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities available for sale was 5.0 years at December 31, 2021.
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
Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. See Note 1 for further information regarding Valley's accounting policy. Valley has evaluated available for sale debt securities that are in an unrealized loss position as of December 31, 2021 included in the table above and has determined that the declines in fair value are mainly attributable to market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment during the years ended December 31, 2021 and 2020, respectively, and, as a result, there was no allowance for credit losses for available for sale debt securities at December 31, 2021 and 2020.
Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at December 31, 2021 and 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2021
U.S. Treasury securities	$67,558	$4,103	$—	$71,661
U.S. government agency securities	6,265	113	—	6,378
Obligations of states and political subdivisions:
Obligations of states and state agencies	141,015	3,065	(312)	143,768
Municipal bonds	196,947	3,536	(87)	200,396
Total obligations of states and political subdivisions	337,962	6,601	(399)	344,164
Residential mortgage-backed securities	2,166,142	14,599	(28,440)	2,152,301
Trust preferred securities	37,020	5	(5,109)	31,916
Corporate and other debt securities	53,750	559	(124)	54,185
Total	$2,668,697	$25,980	$(34,072)	$2,660,605
December 31, 2020
U.S. Treasury securities	$68,126	$7,358	$—	$75,484
U.S. government agency securities	6,222	291	—	6,513
Obligations of states and political subdivisions:
Obligations of states and state agencies	262,762	8,060	(105)	270,717
Municipal bonds	207,497	6,292	—	213,789
Total obligations of states and political subdivisions	470,259	14,352	(105)	484,506
Residential mortgage-backed securities	1,550,306	39,603	(254)	1,589,655
Trust preferred securities	37,348	50	(7,365)	30,033
Corporate and other debt securities	40,750	672	(1)	41,421
Total	$2,173,011	$62,326	$(7,725)	$2,227,612

2021 Form 10-K	100

The age of unrealized losses and fair value of related debt securities held to maturity at December 31, 2021 and 2020 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2021
Obligations of states and political subdivisions:
Obligations of states and state agencies	$17,000	$(254)	$5,517	$(58)	$22,517	$(312)
Municipal bonds	9,403	(87)	—	—	9,403	(87)
Total obligations of states and political subdivisions	26,403	(341)	5,517	(58)	31,920	(399)
Residential mortgage-backed securities	1,381,405	(22,365)	206,520	(6,075)	1,587,925	(28,440)
Trust preferred securities	—	—	30,912	(5,109)	30,912	(5,109)
Corporate and other debt securities	32,627	(124)	—	—	32,627	(124)
Total	$1,440,435	$(22,830)	$242,949	$(11,242)	$1,683,384	$(34,072)
December 31, 2020
Obligations of states and state agencies	$5,546	$(105)	$—	$—	$5,546	$(105)
Residential mortgage-backed securities	21,599	(245)	2,470	(9)	24,069	(254)
Trust preferred securities	—	—	28,630	(7,365)	28,630	(7,365)
Corporate and other debt securities	10,749	(1)	—	—	10,749	(1)
Total	$37,894	$(351)	$31,100	$(7,374)	$68,994	$(7,725)
Within the securities held to maturity portfolio, the total number of security positions in an unrealized loss position at December 31, 2021 was 108 as compared to 13 at December 31, 2020.
As of December 31, 2021, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $1.2 billion.
The contractual maturities of investments in debt securities held to maturity at December 31, 2021 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	December 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$34,034	$34,197
Due after one year through five years	231,104	238,092
Due after five years through ten years	48,465	49,318
Due after ten years	188,952	186,697
Residential mortgage-backed securities	2,166,142	2,152,301
Total	$2,668,697	$2,660,605
Actual maturities of held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 6.1 years at December 31, 2021.

101	2021 Form 10-K

Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at December 31, 2021 and 2020.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
December 31, 2021
U.S. Treasury securities	$67,558	$—	$—	$—	$67,558
U.S. government agency securities	6,265	—	—	—	6,265
Obligations of states and political subdivisions:
Obligations of states and state agencies	118,368	—	5,576	17,071	141,015
Municipal bonds	148,854	—	—	48,093	196,947
Total obligations of states and political subdivisions	267,222	—	5,576	65,164	337,962
Residential mortgage-backed securities	2,166,142	—	—	—	2,166,142
Trust preferred securities	—	—	—	37,020	37,020
Corporate and other debt securities	2,000	6,000	—	45,750	53,750
Total	$2,509,187	$6,000	$5,576	$147,934	$2,668,697
December 31, 2020
U.S. Treasury securities	$68,126	$—	$—	$—	$68,126
U.S. government agency securities	6,222	—	—	—	6,222
Obligations of states and political subdivisions:
Obligations of states and state agencies	228,286	—	5,650	28,826	262,762
Municipal bonds	166,408	—	—	41,089	207,497
Total obligations of states and political subdivisions	394,694	—	5,650	69,915	470,259
Residential mortgage-backed securities	1,550,306	—	—	—	1,550,306
Trust preferred securities	—	—	—	37,348	37,348
Corporate and other debt securities	—	5,000	—	35,750	40,750
Total	$2,019,348	$5,000	$5,650	$143,013	$2,173,011
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At December 31, 2021, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the "non-rated" category included TEMS securities secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.
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

2021 Form 10-K	102

Held to maturity debt securities are carried net of an allowance for credit losses. The following table details the activity in the allowance for credit losses for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Beginning balance	$1,428	$—
Adoption of ASU No. 2016-13 on January 1, 2020	—	793
(Credit) provision for credit losses	(263)	635
Ending balance	$1,165	$1,428
There were no net charge-offs of held to maturity debt securities in the respective periods presented in the table above.
Realized Gains and Losses
Gross gains and losses realized on sales, maturities and other securities transactions related to non-trading securities and net gains on trading debt securities included in earnings for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
	(in thousands)
Sales transactions:
Gross gains	$1,370	$665	$—
Gross losses	(550)	(9)	—
Total	$820	$656	$—
Maturities and other securities transactions:
Gross gains	$10	$34	$67
Gross losses	(285)	(166)	(217)
Total	(275)	(132)	(150)
Net gains on trading debt securities	1,213	—	—
Net gains (losses) on securities transactions	$1,758	$524	$(150)
Net gains on sales transactions (as presented in the table above) include sales of available for sale debt securities related to $92.0 million of U.S. Treasury securities and residential mortgage-backed securities for the year ended December 31, 2021, and $30.0 million of certain municipal securities for the for the year ended December 31, 2020.

103	2021 Form 10-K

LOANS AND ALLOWANCE FOR CREDIT LOSSES FOR LOANS (Note 5)
The detail of the loan portfolio as of December 31, 2021 and 2020 was as follows:

	2021	2020
	(in thousands)
Loans:
Commercial and industrial:
Commercial and industrial	$5,411,601	$4,709,569
Commercial and industrial PPP loans *	435,950	2,152,139
Total commercial and industrial loans	5,847,551	6,861,708
Commercial real estate:
Commercial real estate	18,935,486	16,724,998
Construction	1,854,580	1,745,825
Total commercial real estate loans	20,790,066	18,470,823
Residential mortgage	4,545,064	4,183,743
Consumer:
Home equity	400,779	431,553
Automobile	1,570,036	1,355,955
Other consumer	1,000,161	913,330
Total consumer loans	2,970,976	2,700,838
Total loans	$34,153,657	$32,217,112

*    Represents SBA Paycheck Protection Program (PPP) loans, net of unearned fees totaling $12.1 million and $43.2 million at December 31, 2021 and 2020, respectively.
Total loans include net unearned discounts and deferred loan fees of $78.5 million and $95.8 million at December 31, 2021 and 2020, respectively. Net unearned discounts and deferred loan fees include the non-credit discount on purchased credit deterioration (PCD) loans and net unearned fees related to PPP loans at December 31, 2021 and 2020.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $83.7 million and $90.2 million at December 31, 2021 and 2020, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
Valley transferred and sold approximately $30.0 million of residential mortgage loans from the loan portfolio to loans held for sale in 2020. Excluding the loan transfers, there were no other sales of loans from the held for investment portfolio during the years December 31, 2021 and 2020.

Related Party Loans
In the ordinary course of business, Valley has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. All loans to related parties are performing as of December 31, 2021.
The following table summarizes the changes in the total amounts of loans and advances to the related parties during the year ended December 31, 2021:

2021
(in thousands)
Outstanding at beginning of year	$239,625
New loans and advances	7,613
Repayments	(13,799)
Outstanding at end of year	$233,439

2021 Form 10-K	104

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
Commercial and industrial loans.  A significant portion of Valley’s commercial and industrial loan portfolio is granted to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, Valley will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most credit worthy borrowers. Unsecured commercial and industrial loans totaled $1.0 billion and $2.7 billion at December 31, 2021 and 2020, respectively (including $436.0 million and $2.2 billion of SBA guaranteed PPP loans, respectively). The commercial portfolio also includes taxi medallion loans totaling approximately $86.0 million with related reserves of $58.5 million at December 31, 2021. All of these loans are on non-accrual status due to ongoing weakness exhibited in the taxi industry caused by strong competition from alternative ride-sharing services and the economic stress caused by the COVID-19 pandemic.
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

105	2021 Form 10-K

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
Other consumer loans.  Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in personal lines of credit (mainly those secured by cash surrender value of life insurance), credit card loans and personal loans. Unsecured consumer loans totaled approximately $54.0 million and $49.4 million, including $12.8 million and $8.8 million of credit card loans, at December 31, 2021 and 2020, respectively. Management believes the aggregate risk exposure to unsecured loans and lines of credit was not significant at December 31, 2021.
Credit Quality
The following table presents past due, current and non-accrual loans without an allowance for loan losses by loan portfolio class at December 31, 2021 and 2020:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2021
Commercial and industrial	$6,717	$7,870	$1,273	$99,918	$115,778	$5,731,773	$5,847,551	$9,066
Commercial real estate:
Commercial real estate	14,421	—	32	83,592	98,045	18,837,441	18,935,486	70,719
Construction	1,941	—	—	17,641	19,582	1,834,998	1,854,580	—
Total commercial real estate loans	16,362	—	32	101,233	117,627	20,672,439	20,790,066	70,719
Residential mortgage	10,999	3,314	677	35,207	50,197	4,494,867	4,545,064	20,401
Consumer loans:
Home equity	242	98	—	3,517	3,857	396,922	400,779	4
Automobile	6,391	656	271	240	7,558	1,562,478	1,570,036	—
Other consumer	178	266	518	101	1,063	999,098	1,000,161	—
Total consumer loans	6,811	1,020	789	3,858	12,478	2,958,498	2,970,976	4
Total	$40,889	$12,204	$2,771	$240,216	$296,080	$33,857,577	$34,153,657	$100,190

2021 Form 10-K	106

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2020
Commercial and industrial	$6,393	$2,252	$9,107	$106,693	$124,445	$6,737,263	$6,861,708	$4,075
Commercial real estate:
Commercial real estate	35,030	1,326	993	46,879	84,228	16,640,770	16,724,998	32,416
Construction	315	—	—	84	399	1,745,426	1,745,825	—
Total commercial real estate loans	35,345	1,326	993	46,963	84,627	18,386,196	18,470,823	32,416
Residential mortgage	17,717	10,351	3,170	25,817	57,055	4,126,688	4,183,743	11,610
Consumer loans:
Home equity	953	492	—	4,936	6,381	425,172	431,553	50
Automobile	8,056	1,107	245	338	9,746	1,346,209	1,355,955	—
Other consumer	1,248	224	26	535	2,033	911,297	913,330	—
Total consumer loans	10,257	1,823	271	5,809	18,160	2,682,678	2,700,838	50
Total	$69,712	$15,752	$13,541	$185,282	$284,287	$31,932,825	$32,217,112	$48,151
If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $7.1 million, $6.2 million, and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively; none of these amounts were included in interest income during these periods.
Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Pass,” “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that Valley will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses, and, therefore, not presented in the table below. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories but pose weaknesses that deserve management’s close attention are deemed Special Mention. Pass rated loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.

107	2021 Form 10-K

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at December 31, 2021 and 2020:

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,563,050	$743,165	$461,022	$362,748	$143,753	$337,713	$1,968,513	$247	$5,580,211
Special Mention	4,182	1,195	3,217	14,143	1,726	9,869	102,145	40	136,517
Substandard	8,248	4,823	3,139	7,077	910	408	19,642	109	44,356
Doubtful	—	—	2,733	—	16,355	67,379	—	—	86,467
Total commercial and industrial	$1,575,480	$749,183	$470,111	$383,968	$162,744	$415,369	$2,090,300	$396	$5,847,551
Commercial real estate
Risk Rating:
Pass	$4,517,917	$2,983,140	$2,702,580	$1,734,922	$1,474,770	$4,557,011	$195,851	$13,380	$18,179,571
Special Mention	7,700	50,019	46,911	44,187	65,623	143,540	50,168	—	408,148
Substandard	735	34,655	29,029	41,231	70,941	169,041	1,949	—	347,581
Doubtful	—	—	—	—	—	186	—	—	186
Total commercial real estate	$4,526,352	$3,067,814	$2,778,520	$1,820,340	$1,611,334	$4,869,778	$247,968	$13,380	$18,935,486
Construction
Risk Rating:
Pass	$274,097	$98,609	$48,555	$32,781	$6,061	$28,419	$1,313,555	$—	$1,802,077
Special Mention	4,131	—	1,009	—	—	—	18,449	—	23,589
Substandard	199	19	6	246	—	17,842	10,602	—	28,914
Total construction	$278,427	$98,628	$49,570	$33,027	$6,061	$46,261	$1,342,606	$—	$1,854,580

2021 Form 10-K	108

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$3,058,596	$605,112	$556,284	$212,215	$162,483	$337,484	$1,677,559	$350	$6,610,083
Special Mention	819	10,236	2,135	9,502	10,228	14,165	49,883	51	97,019
Substandard	5,215	3,876	12,481	1,798	4,215	12,965	18,913	462	59,925
Doubtful	—	5,203	1	17,010	2,596	69,871	—	—	94,681
Total commercial and industrial	$3,064,630	$624,427	$570,901	$240,525	$179,522	$434,485	$1,746,355	$863	$6,861,708
Commercial real estate
Risk Rating:
Pass	$3,096,549	$3,052,076	$2,230,047	$1,767,528	$1,798,137	$3,916,990	$199,145	$15,532	$16,076,004
Special Mention	50,193	68,203	44,336	48,813	66,845	109,295	1,705	—	389,390
Substandard	18,936	17,049	30,997	59,618	11,541	118,725	2,531	—	259,397
Doubtful	—	—	—	—	—	207	—	—	207
Total commercial real estate	$3,165,678	$3,137,328	$2,305,380	$1,875,959	$1,876,523	$4,145,217	$203,381	$15,532	$16,724,998
Construction
Risk Rating:
Pass	$145,246	$120,800	$111,174	$15,497	$47,971	$20,029	$1,199,034	$—	$1,659,751
Special Mention	—	1,043	—	—	9,996	17,414	47,311	—	75,764
Substandard	—	26	246	2,628	17	380	7,013	—	10,310
Total construction	$145,246	$121,869	$111,420	$18,125	$57,984	$37,823	$1,253,358	$—	$1,745,825

109	2021 Form 10-K

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of December 31, 2021 and 2020:

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$1,448,602	$635,531	$572,911	$425,152	$368,164	$1,014,190	$70,342	$—	$4,534,892
90 days or more past due	—	357	2,627	2,056	2,794	2,338	—	—	10,172
Total residential mortgage	$1,448,602	$635,888	$575,538	$427,208	$370,958	$1,016,528	$70,342	$—	$4,545,064
Consumer loans
Home equity
Performing	$13,847	$5,723	$6,994	$7,384	$5,359	$13,597	$303,888	$42,822	$399,614
90 days or more past due	—	—	—	—	—	35	536	594	1,165
Total home equity	13,847	5,723	6,994	7,384	5,359	13,632	304,424	43,416	400,779
Automobile
Performing	735,446	309,856	278,828	157,450	72,753	15,171	—	—	1,569,504
90 days or more past due	129	—	78	163	81	81	—	—	532
Total automobile	735,575	309,856	278,906	157,613	72,834	15,252	—	—	1,570,036
Other consumer
Performing	2,949	6,717	6,468	7,017	1,009	14,483	961,027	—	999,670
90 days or more past due	—	—	—	—	—	—	491	—	491
Total other consumer	2,949	6,717	6,468	7,017	1,009	14,483	961,518	—	1,000,161
Total consumer	$752,371	$322,296	$292,368	$172,014	$79,202	$43,367	$1,265,942	$43,416	$2,970,976

2021 Form 10-K	110

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$730,764	$778,161	$684,761	$582,650	$380,723	$943,616	$64,798	$—	$4,165,473
90 days or more past due	—	3,085	4,212	3,464	4,144	3,365	—	—	18,270
Total residential mortgage	$730,764	$781,246	$688,973	$586,114	$384,867	$946,981	$64,798	$—	$4,183,743
Consumer loans
Home equity
Performing	$8,580	$10,634	$11,756	$8,886	$5,340	$15,393	$318,869	$50,879	$430,337
90 days or more past due	—	—	—	—	25	83	378	730	1,216
Total home equity	8,580	10,634	11,756	8,886	5,365	15,476	319,247	51,609	431,553
Automobile
Performing	426,121	438,181	272,075	151,523	50,853	16,550	—	—	1,355,303
90 days or more past due	19	108	173	223	35	94	—	—	652
Total automobile	426,140	438,289	272,248	151,746	50,888	16,644	—	—	1,355,955
Other consumer
Performing	12,271	5,558	6,815	1,112	1,077	5,314	880,748	—	912,895
90 days or more past due	—	—	—	—	—	22	5	408	435
Total other consumer	12,271	5,558	6,815	1,112	1,077	5,336	880,753	408	913,330
Total consumer	$446,991	$454,481	$290,819	$161,744	$57,330	$37,456	$1,200,000	$52,017	$2,700,838
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
Generally, the concessions made for TDRs involve lowering the monthly payments on loans through either a reduction in interest rate below a market rate, an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these two methods. The concessions may also involve payment deferrals but rarely result in the forgiveness of principal or accrued interest. In addition, Valley frequently obtains additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms of the loan and Valley’s underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.
Performing TDRs (not reported as non-accrual loans) totaled $71.3 million and $57.4 million as of December 31, 2021 and 2020, respectively. Non-performing TDRs totaled $117.2 million and $92.8 million as of December 31, 2021 and 2020, respectively.

111	2021 Form 10-K

The following table presents pre- and post-modification amortized cost of loans by loan class modified as TDRs during the years ended December 31, 2021 and 2020. Post-modification amounts are presented as of December 31, 2021 and 2020, respectively.

Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		($ in thousands)
December 31, 2021
Commercial and industrial	70	$52,790	$48,764
Commercial real estate:
Commercial real estate	12	29,480	29,313
Construction	3	22,049	18,418
Total commercial real estate	15	51,529	47,731
Residential mortgage	14	9,663	9,578
Consumer	1	170	161
Total	100	$114,152	$106,234
December 31, 2020
Commercial and industrial	42	$46,090	$42,679
Commercial real estate:
Commercial real estate	6	24,683	21,654
Construction	—	—	—
Total commercial real estate	6	24,683	21,654
Residential mortgage	12	2,377	2,323
Consumer	1	72	70
Total	61	$73,222	$66,726
The total TDRs presented in the table above had allocated a specific allowance for loan losses that totaled $29.1 million and $21.1 million at December 31, 2021 and 2020, respectively. There were $6.0 million and $7.7 million of charge-offs related to TDRs for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the commercial and industrial loan category in the above table mostly consisted of non-accrual TDR taxi medallion loans classified as substandard and doubtful. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the year ended December 31, 2021.
Loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) in the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021		2020
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	—	$—	27	$23,247
Commercial real estate:
Commercial real estate	1	10,261	—	—
Construction	2	17,599	—	—
Total commercial real estate	3	27,860	—	—
Residential mortgage	—	—	1	247
Total	3	$27,860	28	$23,494
Forbearance. In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment, when requested by customers, all of which were insignificant. As of December 31, 2021, Valley had approximately $28 million of outstanding loans remaining in their payment deferral period under short-term modifications as compared to

2021 Form 10-K	112

approximately $361 million of loans in deferral at December 31, 2020. Under the applicable guidance, none of these loans were classified as TDRs at December 31, 2021 and 2020.
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
The following table presents collateral dependent loans by class as of December 31, 2021 and 2020:

	2021	2020
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$95,335	$106,239
Commercial real estate	110,174	41,562
Residential mortgage	35,745	28,176
Home equity	4	50
Total	$241,258	$176,027

* Commercial and industrial loans are primarily collateralized by taxi medallions.
Allowance for Credit Losses for Loans
The following table summarizes the allowance for credit losses for loans at December 31, 2021 and 2020:

	2021	2020
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$359,202	$340,243
Allowance for unfunded credit commitments	16,500	11,111
Total allowance for credit losses for loans	$375,702	$351,354
The following table summarizes the provision for credit losses for loans for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$27,507	$123,922	$25,809
Provision for unfunded credit commitments	5,389	1,165	(1,591)
Total provision for credit losses for loans	$32,896	$125,087	$24,218

113	2021 Form 10-K

The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2021 and 2020:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2021
Allowance for loan losses:
Beginning balance	$131,070	$164,113	$28,873	$16,187	$340,243
Allowance for purchased credit deteriorated (PCD) loans	3,528	2,953	57	4	6,542
Loans charged-off	(21,507)	(382)	(140)	(4,303)	(26,332)
Charged-off loans recovered	3,934	2,557	676	4,075	11,242
Net (charge-offs) recoveries	(17,573)	2,175	536	(228)	(15,090)
(Credit) provision for loan losses	(13,935)	48,249	(4,346)	(2,461)	27,507
Ending balance	$103,090	$217,490	$25,120	$13,502	$359,202
December 31, 2020
Allowance for loan losses:
Beginning balance	$104,059	$45,673	$5,060	$6,967	$161,759
Impact of ASU 2016-13 adoption*	15,169	49,797	20,575	6,990	92,531
Beginning balance, adjusted	119,228	95,470	25,635	13,957	254,290
Loans charged-off	(34,630)	(767)	(598)	(9,294)	(45,289)
Charged-off loans recovered	1,956	1,506	670	3,188	7,320
Net (charge-offs) recoveries	(32,674)	739	72	(6,106)	(37,969)
Provision for loan losses	44,516	67,904	3,166	8,336	123,922
Ending balance	$131,070	$164,113	$28,873	$16,187	$340,243

*    Includes a $61.6 million increase representing the estimated expected credit losses for PCD loans as a result of the ASU 2016-13 adoption on January 1, 2020.

2021 Form 10-K	114

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology for the years ended December 31, 2021 and 2020.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2021
Allowance for loan losses:
Individually evaluated for credit losses	$64,359	$6,277	$470	$390	$71,496
Collectively evaluated for credit losses	38,731	211,213	24,650	13,112	287,706
Total	$103,090	$217,490	$25,120	$13,502	$359,202
Loans:
Individually evaluated for credit losses	$119,760	$134,135	$42,469	$2,431	$298,795
Collectively evaluated for credit losses	5,727,791	20,655,931	4,502,595	2,968,545	33,854,862
Total	$5,847,551	$20,790,066	$4,545,064	$2,970,976	$34,153,657
December 31, 2020
Allowance for loan losses:
Individually evaluated for credit losses	$73,063	$1,338	$1,206	$264	$75,871
Collectively evaluated for credit losses	58,007	162,775	27,667	15,923	264,372
Total	$131,070	$164,113	$28,873	$16,187	$340,243
Loans:
Individually evaluated for credit losses	$131,057	$61,754	$35,151	$1,631	$229,593
Collectively evaluated for credit losses	6,730,651	18,409,069	4,148,592	2,699,207	31,987,519
Total	$6,861,708	$18,470,823	$4,183,743	$2,700,838	$32,217,112
LEASES (Note 6)
The following table presents the components of the right of use (ROU) assets and lease liabilities in the consolidated statements of financial condition by lease type at December 31, 2021 and 2020.

	December 31,
	2021	2020
	(in thousands)
ROU assets:
Operating leases	$258,714	$251,293
Finance leases	403	760
Total	$259,117	$252,053
Lease liabilities:
Operating leases	$282,339	$275,248
Finance leases	767	1,427
Total	$283,106	$276,675

115	2021 Form 10-K

The following table presents the components by lease type, of total lease cost recognized in the consolidated statements of income for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	(in thousands)
Finance lease cost:
Amortization of ROU assets	$378	$363	$291
Interest on lease liabilities	91	146	191
Operating lease cost	34,842	36,094	34,175
Short-term lease cost	700	783	410
Variable lease cost	3,417	4,296	3,573
Sublease income	(3,044)	(2,520)	(3,422)
Total lease cost (included in net occupancy and equipment expense)	$36,384	$39,162	$35,218
The following table presents supplemental cash flow information related to leases for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,173	$35,943	$34,380
Operating cash flows from finance leases	92	146	192
Financing cash flows from finance leases	681	612	492
The following table presents supplemental information related to leases at December 31, 2021 and 2020:

	December 31,
	2021	2020
Weighted-average remaining lease term
Operating leases	11.7 years	12.3 years
Finance leases	1.0 year	2.0 years
Weighted-average discount rate
Operating leases	3.28%	3.56%
Finance leases	7.24%	7.45%
The following table presents a maturity analysis of lessor and lessee arrangements outstanding as of December 31, 2021:

	Lessor	Lessee
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases
	(in thousands)
2022	$224,840	$35,629	$773
2023	198,546	33,461	16
2024	161,704	31,718	5
2025	116,715	30,403	3
2026	69,691	29,375	—
Thereafter	33,611	185,226	—
Total lease payments	805,107	345,812	797
Less: present value discount	(57,311)	(63,473)	(30)
Total	$747,796	$282,339	$767

2021 Form 10-K	116

The total net investment in direct financing and sales-type leases was $747.8 million and $643.5 million at December 31, 2021 and 2020, respectively, comprised of $745.2 million and $641.3 million in lease receivables and $2.6 million and $2.2 million in unguaranteed residuals, respectively. Total lease income was $28.1 million, $25.2 million and $19.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.
PREMISES AND EQUIPMENT, NET (Note 7)
At December 31, 2021 and 2020, premises and equipment, net consisted of:

	2021	2020
	(in thousands)
Land	$89,444	$90,379
Buildings	212,658	214,476
Leasehold improvements	92,186	88,898
Furniture and equipment	312,693	282,701
Total premises and equipment	706,981	676,454
Accumulated depreciation and amortization	(380,675)	(356,657)
Total premises and equipment, net	$326,306	$319,797
Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2021, 2020 and 2019 was approximately $28.8 million, $30.6 million, and $29.4 million, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 8)
The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit*
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2019	$21,218	$306,572	$825,767	$220,068	$1,373,625
Goodwill from business combinations	—	597	8,175	45	8,817
Balance at December 31, 2020	$21,218	$307,169	$833,942	$220,113	$1,382,442
Goodwill from business combinations	13,097	1,079	62,073	317	76,566
Balance at December 31, 2021	$34,315	$308,248	$896,015	$220,430	$1,459,008

*    Valley’s Wealth Management Division is comprised of trust, asset management, insurance and tax credit advisory services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

The goodwill from business combinations set forth in the table above during 2021 related to the Westchester and DV acquisitions and totaled $63.5 million and $13.1 million, respectively. Goodwill resulting from the DV acquisition was allocated entirely to the Wealth Management reporting unit. During 2020, goodwill from business combinations reflected the effect of the combined adjustments to the estimated fair values of certain loans, current taxes payable and deferred tax assets related to the Oritani acquisition on December 1, 2019. See Note 2 for further details related to these acquisitions.
There was no impairment of goodwill during the years ended December 31, 2021, 2020 and 2019.

117	2021 Form 10-K

The following tables summarize other intangible assets as of December 31, 2021 and 2020:

	Gross Intangible Assets	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(in thousands)
December 31, 2021
Loan servicing rights	$114,636	$(90,951)	$—	$23,685
Core deposits	109,290	(65,488)	—	43,802
Other	6,092	(3,193)	—	2,899
Total other intangible assets	$230,018	$(159,632)	$—	$70,386
December 31, 2020
Loan servicing rights	$103,150	$(80,340)	$(865)	$21,945
Core deposits	101,160	(53,747)	—	47,413
Other	3,945	(2,854)	—	1,091
Total other intangible assets	$208,255	$(136,941)	$(865)	$70,449
Core deposits are amortized using an accelerated method and have a weighted average amortization period of 9.2 years. The line item labeled “Other” included in the table above primarily consists of certain financial asset servicing contracts, customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 6.0 years. Valley recorded $8.1 million of core deposit intangibles resulting from the Westchester acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2021, 2020 and 2019.

The following table summarizes the change in loan servicing rights during the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in thousands)
Loan servicing rights:
Balance at beginning of year	$22,810	$24,732	$24,193
Origination of loan servicing rights	11,486	8,322	7,473
Amortization expense	(10,611)	(10,244)	(6,934)
Balance at end of year	$23,685	$22,810	$24,732
Valuation allowance:
Balance at beginning of year	$(865)	$(47)	$(83)
Impairment adjustment	865	(818)	36
Balance at end of year	$—	$(865)	$(47)
Balance at end of year, net of valuation allowance	$23,685	$21,945	$24,685
Loan servicing rights are accounted for using the amortization method. As shown in the above table, Valley recorded net recoveries of impairment charges totaling $865 thousand and $36 thousand for the years ended December 31, 2021 and 2019, respectively, and net impairment charges on its loan servicing rights totaling $818 thousand for the year ended December 31, 2020.
The Bank is a servicer of residential mortgage loan portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights of loans originated and sold by the Bank, and to a lesser extent, purchased mortgage servicing rights. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $3.6 billion, $3.5 billion and $3.4 billion at December 31, 2021, 2020 and 2019, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.
Valley recognized amortization expense on other intangible assets, including net recoveries of impairment charges on loan servicing rights (reflected in the table above), of $21.8 million, $24.6 million and $18.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

2021 Form 10-K	118

The following table presents the estimated amortization expense of other intangible assets over the next five-year period:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2022	$4,234	$11,401	$705
2023	3,433	9,510	572
2024	2,817	7,740	484
2025	2,321	5,970	396
2026	1,917	4,225	304

DEPOSITS (Note 9)
Included in time deposits are certificates of deposit over $250 thousand totaling $861.5 million and $1.4 billion at December 31, 2021 and 2020, respectively. Interest expense on time deposits of $250 thousand or more totaled approximately $1.1 million, $4.5 million and $5.8 million in 2021, 2020 and 2019, respectively.

The scheduled maturities of time deposits as of December 31, 2021 were as follows:

Year	Amount
(in thousands)
2022	$2,986,056
2023	434,952
2024	72,499
2025	40,134
2026	88,132
Thereafter	65,271
Total time deposits	$3,687,044
Deposits from certain directors, executive officers and their affiliates totaled $92.3 million and $97.3 million at December 31, 2021 and 2020, respectively.
BORROWED FUNDS (Note 10)
Short-Term Borrowings
Short-term borrowings at December 31, 2021 and 2020 consisted of the following:

	2021	2020

FHLB advances	$500,000	$1,000,000
Securities sold under agreements to repurchase	155,726	147,958
Total short-term borrowings	$655,726	$1,147,958
The weighted average interest rate for short-term FHLB advances was 0.37 percent and 0.38 percent at December 31, 2021 and 2020, respectively. The interest payments on the FHLB advances totaling $500 million were hedged with interest rate swaps at December 31, 2021. See Note 15 for additional details.

119	2021 Form 10-K

Long-Term Borrowings
Long-term borrowings at December 31, 2021 and 2020 consisted of the following:

	2021	2020

FHLB advances, net (1)	$789,033	$1,592,252
Subordinated debt, net (2)	634,643	403,413
Securities sold under agreements to repurchase	—	300,000
Total long-term borrowings	$1,423,676	$2,295,665

(1)
FHLB advances are presented net of unamortized premiums totaling $1.0 million at December 31, 2021 and prepayment penalties, and other purchase accounting adjustments totaling $2.6 million at December 31, 2020.

(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $5.8 million and $2.7 million at December 31, 2021 and 2020, respectively.
FHLB Advances. Long-term FHLB advances had a weighted average interest rate of 1.88 percent and 2.02 percent at December 31, 2021 and 2020, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.
In June 2021, Valley prepaid $247.5 million of long-term FHLB advances with maturities scheduled through 2025 and a weighted average effective interest rate of 1.82 percent. In December 2020, Valley prepaid $534.3 million of long-term FHLB advances scheduled to mature in 2021 and 2022 with a weighted average effective interest rate of 2.48 percent. The June 2021 and December 2020 transactions were funded with excess cash liquidity and accounted for as an early debt extinguishment resulting in losses of $8.4 million and $9.7 million reported within non-interest expense for the years ended December 31, 2021 and 2020, respectively.

Long-Term Borrowings
The long-term FHLB advances at December 31, 2021 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2023	$350,000
2024	165,000
2025	273,000
Total long-term FHLB advances	$788,000
There are no FHLB advances with scheduled repayments in years 2023 and thereafter, reported in the table above, which are callable for early redemption by the FHLB during 2022.
Subordinated Debt. On April 1, 2021, Valley redeemed, at par value, $60 million of its callable 6.25 percent subordinated notes originally due April 1, 2026. No gain or loss was incurred on this transaction.
At December 31, 2021, Valley had the following subordinated debt outstanding by its maturity date:
•$125 million of 5.125 percent subordinated notes issued in September 2013 and due September 27, 2023 with no call dates or prepayments allowed, unless certain conditions exist. Interest on the subordinated debentures is payable semi-annually in arrears on March 27 and September 27 of each year. In conjunction with the issuance, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the subordinated notes. In August 2016, the fair value interest rate swap with a notional amount of $125 million was terminated resulting in an adjusted fixed annual interest rate of 3.32 percent on the subordinated notes, after amortization of the derivative valuation adjustment recorded at the termination date. The subordinated notes had a net carrying value of $125.2 million and $130.5 million at December 31, 2021 and 2020, respectively.
•$100 million of 4.55 percent subordinated debentures (notes) issued in June 2015 and due June 30, 2025 with no call dates or prepayments allowed unless certain conditions exist. Interest on the subordinated notes is payable semi-annually in arrears on June 30 and December 30 of each year. The subordinated notes had a net carrying value of $99.6 million and $99.5 million at December 31, 2021 and 2020, respectively.

2021 Form 10-K	120

•$115 million of 5.25 percent Fixed-to-Floating Rate subordinated notes issued in June 2020 and due June 15, 2030 callable in whole or in part on or after June 15, 2025 or upon the occurrence of certain events. Interest on the subordinated notes during the initial five-year term through June 15, 2025 is payable semi-annually on June 15 and December 15. Thereafter, interest is expected to be set based on Three-Month Term Secured Overnight Financing Rate (SOFR) plus 514 basis points and paid quarterly through maturity of the notes. The subordinated notes had a net carrying value of $113.4 million and $113.3 million at December 31, 2021 and 2020, respectively.
•$300 million of 3.00 percent Fixed-to-Floating Rate subordinated notes issued in May 2021 and due June 15, 2031. The subordinated notes are callable in whole or in part on or after June 15, 2026 or upon the occurrence of certain events. Interest on the subordinated notes during the initial five year term through June 15, 2026 is payable semi-annually on June 15 and December 15. Thereafter, interest is expected to be set based on three-month SOFR plus 236 basis points and paid quarterly through maturity of the notes. At December 31, 2021, the subordinated notes had a carrying value of $296.4 million, net of unamortized debt issuance costs. During June 2021, Valley entered into an interest rate swap transaction used to hedge the change in the fair value of the $300 million in subordinated notes. See Note 15 for additional details.
Long-term securities sold under agreements to repurchase (repos). The long-term institutional repos had a weighted average interest rate of 3.37 percent at December 31, 2020. Long-term repos outstanding as of December 31, 2020 were repaid upon their respective contractual maturity dates during the third quarter 2021.
In September 2020, Valley prepaid $50 million of long-term institutional repo borrowings with an interest rate of 3.70 percent and an original contractual maturity date in January 2022. The debt prepayment was funded by excess cash liquidity. The transaction was accounted for as an early debt extinguishment resulting in a loss of $2.4 million for the year ended December 31, 2020.
Pledged Securities. The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $1.7 billion and $2.1 billion for December 31, 2021 and 2020, respectively.

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

121	2021 Form 10-K

The table below summarizes the outstanding junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2021 and 2020:

	GCB Capital Trust III	State Bancorp Capital Trust I	State Bancorp Capital Trust II	Aliant Statutory Trust II
	($ in thousands)
Junior Subordinated Debentures:
December 31, 2021
Carrying value (1)	$24,743	$9,225	$8,730	$13,715
Contractual principal balance	24,743	10,310	10,310	15,464
December 31, 2020
Carrying value (1)	$24,743	$9,125	$8,599	$13,598
Contractual principal balance	24,743	10,310	10,310	15,464

Annual interest rate	3-mo. LIBOR+1.4%	3-mo. LIBOR+3.45%	3-mo. LIBOR+2.85%	3-mo. LIBOR+1.8%
Stated maturity date	July 30, 2037	November 7, 2032	January 23, 2034	December 15, 2036
Initial call date	July 30, 2017	November 7, 2007	January 23, 2009	December 15, 2011
Trust Preferred Securities:
December 31, 2021 and 2020
Face value	$24,000	$10,000	$10,000	$15,000
Annual distribution rate	3-mo. LIBOR+1.4%	3-mo. LIBOR+3.45%	3-mo. LIBOR+2.85%	3-mo. LIBOR+1.8%
Issuance date	July 2, 2007	October 29, 2002	December 19, 2003	December 14, 2006
Distribution dates (2)	Quarterly	Quarterly	Quarterly	Quarterly

(1)The carrying values include unamortized purchase accounting adjustments at December 31, 2021 and 2020.
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
The trust preferred securities are included in Valley’s total risk-based capital (as Tier 2 capital) for regulatory purposes at December 31, 2021 and 2020.

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

2021 Form 10-K	122

The following table sets forth the change in the projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the qualified and non-qualified plans at December 31, 2021 and 2020:

	2021	2020
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$190,849	$175,405
Interest cost	3,510	4,941
Actuarial loss	(5,418)	18,813
Benefits paid	(8,737)	(8,310)
Projected benefit obligation at end of year	$180,204	$190,849
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$260,651	$236,621
Actual return on plan assets	25,057	30,987
Employer contributions	1,449	1,353
Benefits paid	(8,737)	(8,310)
Fair value of plan assets at end of year*	$278,420	$260,651

Funded status of the plan
Asset recognized	$98,216	$69,802
Accumulated benefit obligation	180,204	190,849

*    Includes accrued interest receivable of $783 thousand and $623 thousand as of December 31, 2021 and 2020, respectively.

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension expense for Valley’s qualified and non-qualified plans are presented in the following table. Valley expects to recognize approximately $698 thousand of the net actuarial loss reported in the following table as of December 31, 2021 as a component of net periodic pension expense during 2022.

	2021	2020
	(in thousands)
Net actuarial loss	$34,623	$50,272
Prior service cost	286	321
Deferred tax benefit	(9,703)	(14,132)
Total	$25,206	$36,461
The non-qualified plans had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as follows:

	2021	2020
	(in thousands)
Projected benefit obligation	$18,911	$20,513
Accumulated benefit obligation	18,911	20,513
Fair value of plan assets	—	—
In determining discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of AA or higher from either Moody’s or S&P with durations equal to the expected benefit payments streams required of each plan. The weighted average discount rate used in determining the actuarial present value of benefit obligations for the qualified and non-qualified plans was 2.87 percent and 2.52 percent as of December 31, 2021 and 2020, respectively.

123	2021 Form 10-K

The net periodic pension income for the qualified and non-qualified plans reported within other non-interest expense included the following components for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in thousands)
Interest cost	$3,510	$4,941	$6,113
Expected return on plan assets	(16,364)	(17,200)	(16,453)
Amortization of net loss	1,538	1,003	264
Total net periodic pension income	$(11,316)	$(11,256)	$(10,076)
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
Other changes in the qualified and non-qualified plan assets and benefit obligations recognized in other comprehensive (loss) income for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
	(in thousands)
Net (gain) loss	$(14,381)	$4,754
Amortization of prior service cost	135	136
Amortization of actuarial loss	(1,538)	(1,003)
Total recognized in other comprehensive (loss) income	$(15,784)	$3,887
Total recognized in net periodic pension income and other comprehensive (loss) income (before tax)	$(26,965)	$(7,233)

The benefit payments, which reflect expected future service, as appropriate, expected to be paid in future years are presented in the following table:

Year	Amount
(in thousands)
2022	$9,043
2023	9,319
2024	9,533
2025	9,800
2026	9,928
Thereafter	49,629
The weighted average discount rate, expected long-term rate of return on assets and rate of compensation increase used in determining Valley’s pension expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Discount rate - projected benefit obligation	2.50%	3.29%	4.30%
Discount rate - interest cost	1.88%	2.62%	3.99%
Expected long-term return on plan assets	6.75%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	N/A
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

2021 Form 10-K	124

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

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Mutual funds	28%	$79,462	$79,462	$—	$—
Corporate bonds	23	64,715	—	64,715	—
U.S. Treasury securities	22	59,931	59,931	—	—
Equity securities	21	57,987	57,987	—	—
U.S. government agency securities	4	10,590	—	10,590	—
Cash and money market funds	2	4,952	4,952	—	—
Total investments	100%	$277,637	$202,332	$75,305	$—

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Mutual funds	18%	$48,041	$48,041	$—	$—
Corporate bonds	20	51,410	—	51,410	—
U.S. Treasury securities	20	52,549	52,549	—	—
Equity securities	37	94,434	94,434	—	—
U.S. government agency securities	3	8,174	—	8,174	—
Cash and money market funds	2	5,420	5,420	—	—
Total investments	100%	$260,028	$200,444	$59,584	$—
The following is a description of the valuation methodologies used for assets measured at fair value:
Equity securities, U.S. Treasury securities and cash and money market funds are valued at fair value in the tables above utilizing exchange quoted prices in active markets for identical instruments (Level 1 inputs). Mutual funds are measured at their respective net asset values, which represents fair values of the securities held in the funds based on exchange quoted prices available in active markets (Level 1 inputs).

125	2021 Form 10-K

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
Other Non-Qualified Plans
Valley maintains separate non-qualified plans for former directors and senior management of Merchants Bank of New York acquired in January of 2001. At December 31, 2021 and 2020, the remaining obligations under these plans were $1.3 million and $1.4 million, respectively, of which $348 thousand and $399 thousand, respectively, were funded by Valley. As of December 31, 2021 and 2020, all of the obligations were included in other liabilities and $660 thousand (net of a $257 thousand tax benefit) and $731 thousand (net of a $286 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $917 thousand in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.
Valley assumed, in the Oritani acquisition on December 1, 2019, certain obligations under non-qualified retirement plans described below:
•Non-qualified benefit equalization pension plan that provided benefits to certain officers who were disallowed certain benefits under former Oritani’s qualified pension plan. This plan was terminated on November 30, 2019 and the accrued benefits are payable to plan participants in five equal installments beginning annually on December 1, 2020 through December 1, 2024. The funded obligation under this plan totaled $979 thousand and $1.3 million at December 31, 2021 and 2020, respectively.
•Supplemental Executive Retirement Income Agreement (the SERP) for the former CEO of Oritani. The SERP is a retirement benefit with a minimum payment period of 20 years upon death, disability, normal retirement, early retirement or separation from service after a change in control. Distributions from the plan began on July 1, 2020. The funded obligation under the SERP totaled $13.9 million and $13.6 million at December 31, 2021 and 2020, respectively. Valley recorded $357 thousand and $1.5 million of expenses related to the SERP for the year ended December 31, 2021 and 2020, respectively.
The above Oritani non-qualified plans are secured by investments in money market mutual funds which are held in a trust and classified as equity securities on the consolidated statements of financial condition at both December 31, 2021 and 2020.
Valley also assumed an Executive Group Life Insurance Replacement (“Split-Dollar”) Plan from Oritani. The Split-Dollar plan provides life insurance benefits to certain eligible employees upon death while employed or following termination of employment due to disability, retirement or change in control. Participants in the Split-Dollar plan are entitled to up to two times their base annual salary, as defined by the plan. The accrued liability for the Split-Dollar plan totaled $1.7 million and $1.8 million at December 31, 2021 and 2020, respectively. Valley recorded $104 thousand and $812 thousand of expenses related to the Split-Dollar plan for the years ended December 31, 2021 and 2020, respectively.
Bonus Plan
Valley National Bank and its subsidiaries may award cash incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense were $29.0 million, $25.1 million and $19.1 million during 2021, 2020 and 2019, respectively.
Savings and Investment Plan
Valley National Bank maintains a 401(k) plan that covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash invested in accordance with each participant’s investment elections. The Bank recorded $10.7 million, $10.1 million and $8.6 million in expense for contributions to the plan for the years ended December 31, 2021, 2020 and 2019, respectively.

2021 Form 10-K	126

Deferred Compensation Plan
Valley has a non-qualified, unfunded deferred compensation plan maintained for the purpose of providing deferred compensation for selected employees participating in the 401(k) plan whose contributions are limited as a result of the limitations under Section 401(a)(17) of the Internal Revenue Code. Each participant in the plan is permitted to defer per calendar year, up to five percent of the portion of the participant’s salary and cash bonus above the limit in effect under the Company's 401(k) plan and receive employer matching contributions that become fully vested after two years of participation in the plan. Plan participants also receive an annual interest crediting on their balances held as of December 31 each year. Benefits are generally paid to a participant in a single lump sum following the participant’s separation from service with Valley. Valley recorded plan expenses of $415 thousand, $372 thousand and $273 thousand for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, Valley had an unsecured general liability of $2.4 million and $1.7 million, respectively, included in accrued expenses and other liabilities in connection with this plan.
Stock Based Compensation
On April 19, 2021, Valley's shareholders approved the Valley National Bancorp 2021 Incentive Compensation Plan (the 2021 Plan) administered by the Compensation and Human Capital Management Committee (the Committee) as appointed by Valley's Board of Directors. The purposes of the 2021 Plan are to provide additional incentives to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain officers, other employees and non-employee directors whose efforts will result in the continued and long-term growth of Valley's business. Upon shareholder approval of the 2021 Plan, Valley ceased granting new awards under the Valley National Bancorp 2016 Long-Term Stock Incentive Plan (the 2016 Plan).
Under the 2021 Plan, Valley may issue awards to its officers, employees and non-employee directors in amounts up to 9 million shares of common stock (less one share for every share granted after December 31, 2020 under the 2016 Plan) in the form of stock appreciation rights, both incentive and non-qualified stock options, restricted stock and restricted stock units (RSUs). If after December 31, 2020 any award granted under the 2016 Plan is forfeited, expires, settled for cash, withheld for tax obligations, or otherwise does not result in the issuance of all or a portion of the shares subject to such award, the shares will be added to the 2021 Plan's share reserve. As of December 31, 2021, 7.4 million shares of common stock were available for issuance under the 2021 Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley's common stock on the last sale price reported for Valley's common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third-party specialist using a Monte Carlo valuation model.
Valley recorded total stock-based compensation expense of $20.9 million, $16.5 million and $15.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The stock-based compensation expense for 2021, 2020 and 2019 included $1.6 million, $1.5 million and $2.1 million, respectively, related to stock awards granted to retirement eligible employees. Compensation expense for awards to retirement eligible employees is amortized monthly over a one year required service period after the grant date. The fair values of all other stock awards are expensed over the shorter of the vesting or required service period. As of December 31, 2021, the unrecognized amortization expense for all stock-based compensation totaled approximately $18.6 million and will be recognized over an average remaining vesting period of approximately 1.82 years.
Restricted Stock Units (RSUs). Restricted stock units are awarded as (1) performance-based RSUs and (2) time-based RSUs. Performance based RSUs vest based on (i) growth in tangible book value per share plus dividends and (ii) total shareholder return as compared to our peer group. The performance based RSUs "cliff" vest after three years based on the cumulative performance of Valley during that time period. Generally, time-based RSUs vest ratably one-third each year over a three-year vesting period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common share) over the applicable performance or service period. Dividend equivalents, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the applicable performance or service conditions are not met. The grant date fair value of the performance-based RSUs was $12.36, $10.99 and $10.14 per share for the years ended December 31, 2021, 2020, and 2019, respectively. The grant date fair value of time-based RSUs was $12.01, $10.29, $10.32 for the years ended December 31, 2021, 2020, and 2019, respectively.

127	2021 Form 10-K

The following table sets forth the changes in RSUs outstanding for the years ended December 31, 2021, 2020 and 2019:

	Restricted Stock Units Outstanding
	2021	2020	2019
Outstanding at beginning of year	3,228,659	2,158,255	1,378,886
Granted	1,999,376	2,030,026	1,412,941
Vested	(1,239,797)	(879,085)	(500,204)
Forfeited	(98,482)	(80,537)	(133,368)
Outstanding at end of year	3,889,756	3,228,659	2,158,255
Restricted Stock.  Restricted stock is awarded to key employees providing for the immediate award of our common stock subject to certain vesting and restrictions under the 2016 Plan. Compensation expense is measured based on the grant-date fair value of the shares.
The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2021, 2020 and 2019:

	Restricted Stock Awards Outstanding
	2021	2020	2019
Outstanding at beginning of year	413,701	1,058,681	1,720,968
Vested	(191,104)	(610,607)	(547,653)
Forfeited	(8,689)	(34,373)	(114,634)
Outstanding at end of year	213,908	413,701	1,058,681
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
The following table summarizes stock options activity as of December 31, 2021, 2020 and 2019 and changes during the years ended on those dates:

	2021		2020		2019
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,986,347	$7	3,453,516	$8	1,051,787	$7
Acquired in business combinations	—	—	—	—	3,130,171	8
Exercised	(2,768,792)	7	(249,308)	8	(716,920)	7
Forfeited or expired	—	—	(217,861)	11	(11,522)	8
Outstanding at end of year	217,555	7	2,986,347	7	3,453,516	8
Exercisable at year-end	217,555	7	2,986,347	7	3,339,517	8

The following table summarizes information about stock options outstanding and exercisable at December 31, 2021:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$2-4	1,830	1.0	$4
4-6	50,892	4.1	6
6-8	107,233	5.2	7
8-10	32,000	6.3	10
10-12	25,600	6.7	10
	217,555	5.2	7

2021 Form 10-K	128

INCOME TAXES (Note 13)
Income tax expense for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	2021	2020	2019
	(in thousands)
Current expense:
Federal	$92,823	$96,057	$95,317
State	47,249	48,463	36,457
	140,072	144,520	131,774
Deferred expense (benefit):
Federal	19,709	(3,109)	10,444
State	7,118	(1,951)	4,784
	26,827	(5,060)	15,228
Total income tax expense	$166,899	$139,460	$147,002
The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	2021	2020
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$102,704	$96,508
Employee benefits	22,587	20,888
Net operating loss carryforwards	15,859	17,814
Purchase accounting	8,971	10,354
Other	11,689	24,677
Total deferred tax assets	161,810	170,241
Deferred tax liabilities:
Pension plans	30,119	22,705
Depreciation	10,343	3,829
Investment securities	3,728	12,690
Other investments	12,069	9,584
Core deposit intangibles	11,888	12,960
Other	14,133	12,226
Total deferred tax liabilities	82,280	73,994
Valuation Allowance	916	916
Net deferred tax asset (included in other assets)	$78,614	$95,331
Valley's federal net operating loss carryforwards totaled approximately $56.0 million at December 31, 2021 and expire during the period from 2029 through 2034. Valley's capital loss carryforwards totaled $3.1 million at December 31, 2021 and begin to expire at December 31, 2022. State net operating loss carryforwards totaled approximately $86.2 million at December 31, 2021 and expire during the period from 2029 through 2038.
Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits, net of an immaterial valuation allowance, of these deductible differences and loss carryforwards.

129	2021 Form 10-K

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 21 percent for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
	(in thousands)
Federal income tax at expected statutory rate	$134,556	$111,314	$95,927
Increase (decrease) due to:
State income tax expense, net of federal tax effect	42,950	36,744	32,581
Tax-exempt interest, net of interest incurred to carry tax-exempt securities	(2,298)	(2,786)	(3,118)
Bank owned life insurance	(1,759)	(2,026)	(1,637)
Tax credits from securities and other investments	(9,942)	(10,071)	(11,636)
FDIC insurance premium	2,457	3,283	2,507
Addition to reserve for uncertainties	—	—	31,123
Other, net	935	3,002	1,255
Income tax expense	$166,899	$139,460	$147,002
We invest in certain tax-advantaged investments that support qualified affordable housing projects and community development. Our investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. Third parties perform diligence on these investments for us on which we rely both at inception and on an on-going basis. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, may fail to meet certain government compliance requirements and may not be able to be realized.

We previously invested in mobile solar generators sold and leased back by DC Solar and its affiliates (DC Solar). DC Solar had its assets frozen in December 2018 by the U.S. Department of Justice. DC Solar and related entities are in Chapter 7 bankruptcy. A group of investors who purchased mobile solar generators from, and leased them back to DC Solar, including Valley received tax credits for making these renewable resource investments. During the fourth quarter 2019, several of the co- conspirators pleaded guilty to fraud in the on-going federal investigation. Based upon this information, Valley deemed that its tax positions related to the DC Solar funds did not meet the more likely than not recognition threshold in Valley's tax reserve assessment at December 31, 2019. The principals pleaded guilty to fraud in early 2020.

As of December 31, 2021, 2020, and 2019, Valley believes that it was fully reserved for the renewable energy tax credits and other tax benefits previously recognized from the investments in the DC Solar funds plus interest. Valley will continue to evaluate all of its existing tax positions, however, there can be no assurance that Valley will not recognize additional tax provisions related to this uncertain tax liability in the future.

A reconciliation of Valley’s reserve for uncertain tax liability positions for 2021, 2020 and 2019 is presented in the table below:

	2021	2020	2019
	(in thousands)
Beginning balance	$31,918	$31,918	$—
Additions based on tax positions related to prior years	—	—	31,918
Settlements with taxing authorities	(1,559)	—	—
Ending balance	$30,359	$31,918	$31,918
The entire balance of the reserve for uncertain tax liability positions, if recognized, would favorably affect Valley's effective income tax rate. It is reasonably possible that the reserve for uncertain tax liability positions could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations. The United States Bankruptcy Court approved the sale of the mobile solar generators resulting in a tax credit recapture of $1.6 million in 2021. Management estimates that the reserve for uncertain tax liability positions could decrease by $7.0 million within the next twelve months. Valley’s policy is to report interest and penalties, if any, related to the reserve for uncertain tax liability positions in income tax expense. Valley accrued approximately $8.7 million, $7.6 million, and $6.1 million of interest expense associated with Valley’s uncertain tax positions at December 31, 2021, 2020, and 2019, respectively.

2021 Form 10-K	130

Valley monitors its tax positions for the underlying facts, circumstances, and information available including the federal investigation of DC Solar and changes in tax laws, case law and regulations that may necessitate subsequent de-recognition of previous tax benefits.
Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2017. Valley is under examination by the IRS and also under routine examination by various state jurisdictions, and we expect the examinations to be completed within the next 12 months. Valley has considered, for all open audits, any potential adjustments in establishing our reserve for uncertain tax liability positions as of December 31, 2021.
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
The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$15,343	$20,074
Other tax credit investments, net	57,006	47,301
Total tax credit investments, net	$72,349	$67,375
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,360	$1,379
Total unfunded tax credit commitments	$1,360	$1,379

131	2021 Form 10-K

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$3,525	$5,414	$6,757
Other tax credit investment credits and tax benefits	9,320	8,065	10,205
Total reduction in income tax expense	$12,845	$13,479	$16,962
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$1,895	$2,714	$2,184
Affordable housing tax credit investment impairment losses	1,416	2,209	3,295
Other tax credit investment losses	811	2,234	5,668
Other tax credit investment impairment losses	6,788	6,178	9,245
Total amortization of tax credit investments recorded in non-interest expense	$10,910	$13,335	$20,392
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
•A current fair value of the investment based upon cash flow projections that is less than the carrying amount; and
•Change in the economic or technological environment that could adversely affect the investee’s operations.
On a periodic basis, Valley obtains financial reporting on its underlying tax credit investment assets for each fund. The financial reporting is reviewed for deterioration in the financial condition of the fund, the level of cash flows and any significant losses or impairment charges. Valley also regularly reviews the condition and continuing prospects of the underlying operations of the investment with the fund manager, including any observations from site visits and communications with the Fund Sponsor, if available. Annually, Valley obtains the audited financial statements prepared by an independent accounting firm for each investment, as well as the annual tax returns. Generally, none of the aforementioned review factors are individually conclusive and the relative importance of each factor will vary based on facts and circumstances. However, the longer the expected period of recovery, the stronger and more objective the positive evidence needs to be in order to overcome the presumption that the impairment is other than temporary. If management determines that a decline in value is other than temporary per its quarterly and annual reviews, including current probable cash flow projections, the applicable tax credit investment is written down to its estimated fair value through an impairment charge to earnings, which establishes the new cost basis of the investment.
During the first quarter 2019, Valley determined that future cash flows related to the remaining investments in three federal renewable energy tax credit funds sponsored by DC Solar (previously reported in other tax credit investments, net) were not probable based upon new information available, including the sponsor’s bankruptcy proceedings which were reclassified to Chapter 7 from Chapter 11 in late March 2019. As a result, Valley recognized an impairment charge for the entire aggregate unamortized investment of $2.4 million in the first quarter 2019, which is included within amortization of tax credit investments for the year ended December 31, 2019.

2021 Form 10-K	132

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
The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2021 and 2020:

	2021	2020
	(in thousands)
Commitments under commercial loans and lines of credit	$7,460,742	$5,595,561
Home equity and other revolving lines of credit	1,689,315	1,485,911
Standby letters of credit	311,285	293,900
Outstanding residential mortgage loan commitments	355,523	244,286
Commitments to sell loans	210,468	155,627
Commitments under unused lines of credit—credit card	96,734	68,735
Commercial letters of credit	7,603	1,663
Total	$10,131,670	$7,845,683
Obligations to advance funds under commitments to extend credit, including commitments under unused lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have specified expiration dates, which may be extended upon request, or other termination clauses and generally require payment of a fee. These commitments do not necessarily represent future cash requirements, as it is anticipated that many of these commitments will expire without being fully drawn upon. The Bank’s lending activity for outstanding loan commitments is primarily to customers within the states of New Jersey, New York, and Florida.
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

133	2021 Form 10-K

payment of either fixed or variable-rate amounts in exchange for the receipt of variable or fixed-rate amounts from a counterparty.
At December 31, 2021, Valley had 6 interest rate swap agreements, with a total notional amount of $700 million, to hedge the changes in cash flows associated with certain short-term FHLB advances and brokered deposits. Valley is required to pay fixed-rates of interest ranging from 0.05 percent to 0.63 percent and receives variable rates of interest that reset quarterly based on three-month LIBOR. Expiration dates for the swaps range from March 2022 to August 2022.
Fair Value Hedges of Fixed Rate Assets and Liabilities.  Valley is exposed to changes in the fair value of fixed rate subordinated debt due to changes in interest rates. From time to time, Valley uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Valley includes the gain or loss on the hedged items in the same income statement line item as the loss or gain on the related derivatives.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At December 31, 2021, Valley had 24 credit swaps with an aggregate notional amount of $232.8 million related to risk participation agreements.
At December 31, 2021, Valley had two "steepener" swaps with a total current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits. The rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand-alone swap tend to move in opposite directions with changes in three-month LIBOR rate and therefore provide an effective economic hedge.
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

2021 Form 10-K	134

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	December 31, 2021			December 31, 2020
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$310	$700,000	$—	$179	$1,100,000
Fair value hedge interest rate swaps	—	3,335	300,000	—	—	—
Total derivatives designated as hedging instruments	$—	$3,645	$1,000,000	$—	$179	$1,100,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts *	$181,012	$47,277	$10,301,460	$387,008	$154,025	$8,889,557
Mortgage banking derivatives	488	1,454	312	444	2,077	321,486
Total derivatives not designated as hedging instruments	$181,500	$48,731	$10,301,772	$387,452	$156,102	$9,211,043

*    Other derivatives include risk participation agreements.
The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account with the cash flow hedges and over-the-counter (OTC) non-designated derivative instruments. As a result, the fair value of the applicable derivative assets and liabilities are reported net of variation margin at December 31, 2021 and 2020 in the table above.
Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	2021	2020	2019
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(3,436)	$(2,912)	$(1,808)
Amount of gain (loss) recognized in other comprehensive income	138	(3,169)	(1,380)
The net gains or losses related to cash flow hedge ineffectiveness were immaterial during the years ended December 31, 2021, 2020 and 2019. The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $1.3 million and $3.9 million at December 31, 2021 and 2020, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $1.1 million will be reclassified as an increase to interest expense in 2022.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2021	2020	2019
	(in thousands)
Derivative—interest rate swaps:
Interest income	$—	$229	$133
Interest expense	(3,335)	—	—
Hedged item—subordinated debt and loans:
Interest income	$—	$(229)	$(133)
Interest expense	3,397	—	—

135	2021 Form 10-K

The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged items related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at December 31, 2021:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	(in thousands)
Long-term borrowings	$296,603	$(3,397)
The net losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	2021	2020	2019
	(in thousands)
Non-designated hedge interest rate and credit derivatives
Other non-interest expense	$54	$1,067	$898
Fee income related to derivative interest rate swaps executed with commercial loan customers totaled $26.9 million, $59.0 million and $33.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of December 31, 2021, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $44.2 million. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.

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

2021 Form 10-K	136

The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2021 and 2020.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments		Cash Collateral (1)	Net Amount
	(in thousands)
December 31, 2021
Assets:
Interest rate swaps	$181,012	$—	$181,012	$—		$—	$181,012
Liabilities:
Interest rate swaps	$50,922	$—	$50,922	$—		$(44,231)	$6,691
Total liabilities	$50,922	$—	$50,922	$—		$(44,231)	$6,691
December 31, 2020
Assets:
Interest rate swaps	$387,008	$—	$387,008	$—		$—	$387,008
Liabilities:
Interest rate swaps	$154,204	$—	$154,204	$—		$(150,487)	$3,717
Repurchase agreements	300,000	—	300,000	(300,000)	(2)	—	—
Total liabilities	$454,204	$—	$454,204	$(300,000)		$(150,487)	$3,717

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
Valley is required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of December 31, 2021 and 2020, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final interim rule as of April 3, 2020, 100 percent of the CECL Day 1 impact to shareholders' equity equaling $28.2 million after-tax was deferred for a two-year period ending January 1, 2022, and will be phased in on a pro-rata basis over a three-year period ending January 1, 2025. Additionally, 25 percent, or $19.1 million on an after tax basis of the reserve build (i.e., provision for credit losses less net charge-offs) since CECL adoption through December 31, 2021 is being phased in over the same time frame.

137	2021 Form 10-K

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under the Basel III risk-based capital guidelines at December 31, 2021 and 2020:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2021
Total Risk-based Capital
Valley	$4,454,485	13.10%	$3,569,144	10.50%	N/A	N/A
Valley National Bank	4,571,448	13.45	3,567,618	10.50	$3,397,732	10.00%
Common Equity Tier 1 Capital
Valley	3,417,930	10.06	2,379,429	7.00	N/A	N/A
Valley National Bank	4,308,734	12.68	2,378,412	7.00	2,208,526	6.50
Tier 1 Risk-based Capital
Valley	3,632,771	10.69	2,889,307	8.50	N/A	N/A
Valley National Bank	4,308,734	12.68	2,888,072	8.50	2,718,185	8.00
Tier 1 Leverage Capital
Valley	3,632,771	8.88	1,635,508	4.00	N/A	N/A
Valley National Bank	4,308,734	10.53	1,636,097	4.00	2,045,121	5.00

As of December 31, 2020
Total Risk-based Capital
Valley	$3,802,223	12.64%	$3,159,019	10.50%	N/A	N/A
Valley National Bank	3,839,922	12.76	3,158,842	10.50	$3,008,421	10.00%
Common Equity Tier 1 Capital
Valley	2,991,085	9.94	2,106,013	7.00	N/A	N/A
Valley National Bank	3,607,625	11.99	2,105,894	7.00	1,955,473	6.50
Tier 1 Risk-based Capital
Valley	3,205,926	10.66	2,557,301	8.50	N/A	N/A
Valley National Bank	3,607,625	11.99	2,557,158	8.50	2,406,736	8.00
Tier 1 Leverage Capital
Valley	3,205,926	8.06	1,591,852	4.00	N/A	N/A
Valley National Bank	3,607,625	9.07	1,591,457	4.00	1,989,321	5.00
COMMON AND PREFERRED STOCK (Note 18)
Repurchase Plan. In 2007, Valley’s Board of Directors approved the repurchase of up to 4.7 million of common shares. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. During the fourth quarter 2021, Valley repurchased approximately 1.6 million of its common shares on the open market at an average price of $14.31 per share totaling $23.1 million. Valley made no share repurchases under the plan during the years ended December 31, 2020 and 2019.
Other Stock Repurchases. Valley purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of stock awards. During the years ended December 31, 2021, 2020 and 2019, Valley purchased approximately 510 thousand, 510 thousand and 175 thousand shares, respectively, of its outstanding common stock at an average price of $10.85, $10.61 and $10.45, respectively, for such purpose.
Preferred Stock
Series A Issuance. On June 19, 2015, Valley issued 4.6 million shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, no par value per share, with a liquidation preference of $25 per share. Dividends on the preferred stock accrue and are payable quarterly in arrears, at a fixed rate per annum equal to 6.25 percent from the original

2021 Form 10-K	138

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
Preferred stock is included in Valley's (additional) Tier 1 capital and total risk-based capital at December 31, 2021 and 2020.
OTHER COMPREHENSIVE INCOME (Note 19)
The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019. Components of other comprehensive income (loss) include changes in net unrealized gains and losses on debt securities available for sale; unrealized gains and losses on derivatives used in cash flow hedging relationships; and the pension benefit adjustment for the unfunded portion of various employee, officer and director pension plans.

	2021			2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(in thousands)
Unrealized gains and losses on available for sale (AFS) debt securities
Net (losses) gains arising during the period	$(32,586)	$8,973	$(23,613)	$38,477	$(10,632)	$27,845	$54,723	$(15,461)	$39,262
Less reclassification adjustment for net (gains) losses included in net income (1)	(663)	172	(491)	(524)	147	(377)	150	(31)	119
Net change	(33,249)	9,145	(24,104)	37,953	(10,485)	27,468	54,873	(15,492)	39,381
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains (losses) arising during the period	138	(11)	127	(3,169)	918	(2,251)	(1,380)	391	(989)
Less reclassification adjustment for net losses (gains) included in net income (2)	3,436	(989)	2,447	2,912	(838)	2,074	1,808	(517)	1,291
Net change	3,574	(1,000)	2,574	(257)	80	(177)	428	(126)	302
Defined benefit pension plan
Net gains (losses) arising during the period	14,381	(4,075)	10,306	(5,719)	2,301	(3,418)	(2,385)	(176)	(2,561)
Amortization of prior service (cost) credit (3)	(135)	39	(96)	(136)	38	(98)	(135)	42	(93)
Amortization of net loss (3)	1,538	(432)	1,106	1,003	(282)	721	264	(76)	188
Net change	15,784	(4,468)	11,316	(4,852)	2,057	(2,795)	(2,256)	(210)	(2,466)
Total other comprehensive (loss) income	$(13,891)	$3,677	$(10,214)	$32,844	$(8,348)	$24,496	$53,045	$(15,828)	$37,217

(1)    Included in gains (losses) on securities transactions, net.
(2)     Included in interest expense.
(3)     Included in the computation of net periodic pension cost. See Note 12 for details.

139	2021 Form 10-K

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance-December 31, 2018	$(33,559)	$(4,031)	$(31,841)	$(69,431)
Other comprehensive income (loss) before reclassifications	39,262	(989)	(2,561)	35,712
Amounts reclassified from other comprehensive income (loss)	119	1,291	95	1,505
Other comprehensive income (loss), net	39,381	302	(2,466)	37,217
Balance-December 31, 2019	5,822	(3,729)	(34,307)	(32,214)
Other comprehensive income (loss) before reclassifications	27,845	(2,251)	(3,418)	22,176
Amounts reclassified from other comprehensive (loss) income	(377)	2,074	623	2,320
Other comprehensive income (loss), net	27,468	(177)	(2,795)	24,496
Balance-December 31, 2020	33,290	(3,906)	(37,102)	(7,718)
Other comprehensive (loss) income before reclassifications	(23,613)	127	10,306	(13,180)
Amounts reclassified from other comprehensive (loss) income	(491)	2,447	1,010	2,966
Other comprehensive (loss) income, net	(24,104)	2,574	11,316	(10,214)
Balance-December 31, 2021	$9,186	$(1,332)	$(25,786)	$(17,932)

PARENT COMPANY INFORMATION (Note 20)
Condensed Statements of Financial Condition

	December 31,
	2021	2020
	(in thousands)
Assets
Cash	$77,760	$130,163
Interest bearing deposits with banks	250	—
Equity securities	6,135	2,999
Investments in and receivables due from subsidiaries	5,764,957	4,998,795
Other assets	23,521	11,133
Total Assets	$5,872,623	$5,143,090
Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$49,265	$46,591
Long-term borrowings	634,643	403,413
Junior subordinated debentures issued to capital trusts	56,413	56,065
Accrued expenses and other liabilities	48,236	44,901
Shareholders’ equity	5,084,066	4,592,120
Total Liabilities and Shareholders’ Equity	$5,872,623	$5,143,090

2021 Form 10-K	140

Condensed Statements of Income

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Income
Dividends from subsidiary	$150,000	$186,000	$160,000
Income from subsidiary	—	4,436	4,550
Other interest and income	1,498	21	51
Total Income	151,498	190,457	164,601
Total Expenses	28,524	23,484	27,998
Income before income tax and equity in undistributed earnings of subsidiary	122,974	166,973	136,603
Income tax (benefit) expense	(9,501)	(3,946)	24,524
Income before equity in undistributed earnings of subsidiary	132,475	170,919	112,079
Equity in undistributed earnings of subsidiary	341,365	219,687	197,714
Net Income	473,840	390,606	309,793
Dividends on preferred stock	12,688	12,688	12,688
Net Income Available to Common Shareholders	$461,152	$377,918	$297,105

141	2021 Form 10-K

Condensed Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities:
Net Income	$473,840	$390,606	$309,793
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(341,365)	(219,687)	(197,714)
Stock-based compensation	20,887	16,154	14,726
Net amortization of premiums and accretion of discounts on borrowings	1,152	230	124
Net change in:
Other assets	2,134	121	19,768
Accrued expenses and other liabilities	(7,079)	17,905	8,803
Net cash provided by operating activities	149,569	205,329	155,500
Cash flows from investing activities:
Purchases of equity securities	(1,644)	(2,500)	—
Cash and cash equivalents (paid) acquired in acquisitions, net	(3,983)	—	11,947
Repayment of subordinated debt by subsidiary	—	100,000	—
Capital contributions to subsidiary	(227,000)	(210,000)	—
Other, net	—	(1,200)	—
Net cash (used in) provided by investing activities	(232,627)	(113,700)	11,947
Cash flows from financing activities:
Proceeds from issuance of long-term borrowings, net	295,922	113,146	—
Repayment of long-term borrowings	(60,000)	—	—
Dividends paid to preferred shareholders	(12,688)	(12,688)	(12,688)
Dividends paid to common shareholders	(179,667)	(177,965)	(146,537)
Purchase of common shares to treasury	(23,907)	(5,374)	(1,805)
Common stock issued, net	11,245	2,202	2,957
Net cash provided by (used in) financing activities	30,905	(80,679)	(158,073)
Net change in cash and cash equivalents	(52,153)	10,950	9,374
Cash and cash equivalents at beginning of year	130,163	119,213	109,839
Cash and cash equivalents at end of year	$78,010	$130,163	$119,213
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

2021 Form 10-K	142

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
The amounts disclosed as “corporate and other adjustments” represent income and expense items not directly attributable to a specific segment, including net gains and losses on available for sale and held to maturity securities transactions not reported in the investment management segment above, interest expense related to subordinated notes, amortization and impairment of tax credit investments, as well as non-core items, including the loss on extinguishment of debt and merger expenses.
The following tables represent the financial data for Valley’s four business segments for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$7,262,808	$25,554,177	$5,410,830	$—	$38,227,815

Interest income	$238,715	$1,018,674	$80,051	$(3,214)	$1,334,226
Interest expense	19,117	67,265	14,243	23,700	124,325
Net interest income (loss)	219,598	951,409	65,808	(26,914)	1,209,901
(Credit) provision for credit losses	(6,807)	39,703	(263)	—	32,633
Net interest income (loss) after provision for credit losses	226,405	911,706	66,071	(26,914)	1,177,268
Non-interest income	72,063	35,600	10,575	36,775	155,013
Non-interest expense	78,853	108,577	3,632	500,480	691,542
Internal transfer expense (income)	81,423	286,335	60,573	(428,331)	—
Income (loss) before income taxes	$138,192	$552,394	$12,441	$(62,288)	$640,739
Return on average interest earning assets (pre-tax) (unaudited)	1.90%	2.16%	0.23%	N/A	1.68%

143	2021 Form 10-K

	Year Ended December 31, 2020
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$7,160,793	$24,625,066	$5,225,074	$—	$37,010,933

Interest income	$257,196	$1,027,796	$102,883	$(4,156)	$1,383,719
Interest expense	47,712	164,075	34,814	18,214	264,815
Net interest income (loss)	209,484	863,721	68,069	(22,370)	1,118,904
Provision for credit losses	11,502	113,585	635	—	125,722
Net interest income (loss) after provision for credit losses	197,982	750,136	67,434	(22,370)	993,182
Non-interest income	81,499	64,783	10,083	26,667	183,032
Non-interest expense	77,582	98,710	1,136	468,720	646,148
Internal transfer expense (income)	77,835	267,588	56,788	(402,211)	—
Income (loss) before income taxes	$124,064	$448,621	$19,593	$(62,212)	$530,066
Return on average interest earning assets (pre-tax) (unaudited)	1.73%	1.82%	0.37%	N/A	1.43%

	Year Ended December 31, 2019
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets (unaudited)	$6,891,462	$19,343,791	$4,340,277	$—	$30,575,530

Interest income	$272,773	$926,328	$126,723	$(4,824)	$1,321,000
Interest expense	91,798	257,670	57,815	15,669	422,952
Net interest income (loss)	180,975	668,658	68,908	(20,493)	898,048
Provision for credit losses	6,688	17,530	—	—	24,218
Net interest income (loss) after provision for credit losses	174,287	651,128	68,908	(20,493)	873,830
Non-interest income	57,981	41,157	8,818	106,564	214,520
Non-interest expense	76,046	101,924	1,034	452,551	631,555
Internal transfer expense (income)	78,743	221,113	49,670	(349,526)	—
Income (loss) before income taxes	$77,479	$369,248	$27,022	$(16,954)	$456,795
Return on average interest earning assets (pre-tax) (unaudited)	1.12%	1.91%	0.62%	N/A	1.49%

2021 Form 10-K	144

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Valley National Bancorp:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for loan losses evaluated on a collective basis
As discussed in Note 5 to the consolidated financial statements, the Company’s total allowance for loan losses as of December 31, 2021 was $359.2 million, of which $287.7 million related to the loans collectively evaluated for credit losses (the collective ALL). The collective ALL includes the measure of expected credit losses on a collective basis for those loans that share similar risk characteristics. In estimating the collective ALL, the Company uses a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by using probability of default and loss given default metrics. The metrics are based on the migration of loans from performing to loss by credit quality rating or delinquency categories using life-of-loan analysis periods for each loan portfolio pool, and the

145	2021 Form 10-K

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALL estimate, including controls over the:
•development of the collective ALL methodology
•continued use and appropriateness of changes made to the transition matrix model
•performance monitoring of the transition matrix model
•identification and determination of the significant assumptions used in the model
•continued use and ongoing monitoring of the appropriateness of the reasonable and supportable forecast period
•development of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
•procedures performed by the Company to validate the model is fit for use and appropriate to estimate lifetime losses
•periodic testing of loan risk ratings for loan portfolios
•analysis of the collective ALL results, trends and ratios.
We evaluated the Company’s process to develop the collective ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ALL methodology for compliance with U.S. generally accepted accounting principles
•evaluating the judgments made by the Company relative to the assessment and performance monitoring of the transition matrix model used to calculate the life of loan loss percentage by comparing them to Company-specific metrics and trends and the applicable industry and regulatory practices
•testing the conceptual soundness and performance of the transition matrix model by inspecting the model documentation and model validation documentation to determine whether the model is suitable for the intended use
•evaluating the economic forecast scenarios and related weightings by comparing them to the Company’s business environment and relevant industry practices
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment and any relevant guarantees or underlying collateral

2021 Form 10-K	146

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
Goodwill impairment assessment of the Company’s reporting units
As discussed in Notes 1 and 8 to the consolidated financial statements, the carrying value of the Company’s goodwill balance is $1.5 billion as of December 31, 2021. The Company’s goodwill is not amortized but is subject to annual tests for impairment in the second quarter, or more often, if events or circumstances indicate it may be impaired. The Company elected to perform a quantitative impairment test for its annual assessment in the second quarter which compared the fair value of each of the reporting units with their carrying amounts, including goodwill. If the fair value of each of the reporting units exceeded its carrying amounts, the goodwill of the reporting unit was not impaired. An impairment loss is recognized if the carrying value of the net assets assigned to the reporting units exceeds the fair value, with the impairment charge not to exceed the amount of goodwill recorded. Fair value is determined using market multiples and certain discounted cash flow analyses. Factors that may materially affect the fair value estimate include, among others, changes in discount rates, terminal values and specific industry or market sector conditions.
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Short Hills, New Jersey
February 28, 2022

147	2021 Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Valley maintains disclosure controls and procedures which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, are defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Valley files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to Valley’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
Valley’s management, with the participation of the CEO and CFO, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s CEO and CFO have concluded that such disclosure controls and procedures were effective as of December 31, 2021 (the end of the period covered by this Annual Report on Form 10-K).
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
As of December 31, 2021, management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating

2021 Form 10-K	148

effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2021, Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2021 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2021. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
On July 1, 2021, Valley completed the implementation of its SAP S/4HANA general ledger and enterprise resource planning system. The new system was subject to various testing and review procedures before, during and after implementation. As a result of this implementation, Valley has experienced certain changes to its processes and procedures which in turn, resulted in changes to its internal control over financial reporting. Valley’s CEO and CFO have concluded that except for those changes there were no changes in Valley’s internal control over financial reporting in the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
We have not experienced any material impact to Valley’s internal controls over financial reporting due to the fact that most of Valley’s employees responsible for financial reporting have largely worked remotely during the COVID-19 pandemic. Valley is continually monitoring and assessing the impact of the COVID-19 pandemic on Valley’s internal controls over financial reporting to minimize the impact to their design and operating effectiveness.

149	2021 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Valley National Bancorp:

Opinion on Internal Control Over Financial Reporting
We have audited Valley National Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Short Hills, New Jersey
February 28, 2022

2021 Form 10-K	150

Item 9B.	Other Information
Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information regarding executive officers is included under the section captioned “Information about our Executive Officers” in Item 1 of this report. The information set forth under the captions “Director Information” and “Corporate Governance” in the 2022 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation
The information set forth under the captions “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Advisory Vote on Our Named Executive Officer Compensation” in the 2022 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2022 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Transactions with Management” and “Corporate Governance” in the 2022 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor Firm ID: 185.

The information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement is incorporated herein by reference.

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

151	2021 Form 10-K

(b)Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2)Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

A.
Agreement and Plan of Merger, dated as of September 22, 2021, by and among Valley National Bancorp, Bank Leumi Le-Israel Corporation, a New York corporation and Volcano Merger Sub Corporation, a New York corporation and subsidiary of Valley, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on September 27, 2021.

(3)Articles of Incorporation and By-laws:

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

I.	Indenture, dated as of May 28, 2021, between Valley and U. S. Bank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on May 28, 2021.

J.
First Supplemental Indenture, dated as of May 28, 2021, between Valley and U. S. Bank, N.A., as Trustee, including the form of Notes attached thereto, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on May 28, 2021. (Valley 3.00% sub debt due June 15, 2031).

(10) Material Contracts:

A.
Form of Amended and Restated Change in Control Agreement applicable to Executive Vice Presidents of Valley National Bank and Valley, incorporated herein by reference to Exhibit 10.E to the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2011 (No. 001-11277). Continues until December 31,2022 for Bernadette M. Mueller. +

B.
The Valley National Bancorp Benefit Equalization Plan, as Amended and Restated, incorporated herein by reference to Exhibit 10 to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2015.+

C.
Form of Participant Agreement for the Benefit Equalization Plan, incorporated herein by reference to Exhibit 10.J to the Registrant's Form 10-K Annual Report for the year ended December 31, 2011 (No. 001-11277).+

D.
Form of Valley National Bancorp Agreement for Performance Based Restricted Stock Unit Award, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K Current Report filed on May 2, 2016 (in use prior to 2019).+

E.
Form of Valley National Bancorp Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on May 8, 2017 (in use prior to 2019).+

F.
Valley National Bancorp Deferred Compensation Plan, dated as of January 1, 2017, incorporated herein by reference to Exhibit 10.S to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016.+

G.
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley and Ira Robbins, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

H.
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
Amended and Restated Change in Control Agreement, dated as of September 21, 2016, among Valley National Bank, Valley and Thomas A. Iadanza, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K Current Report filed on September 27, 2016 (applicable until December 31, 2022). +

K.
Severance Letter Agreement, dated as of January 3, 2017, between Valley, Valley National Bank and Ronald H. Janis, incorporated herein by reference to Exhibit 10.DD to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016.+

L.
Change in Control Agreement, dated as of January 3, 2017, between Valley, Valley National Bank and Ronald H. Janis, incorporated herein by reference to Exhibit 10.EE to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016 (applicable until December 31, 2022).+

M.
USAmeriBancorp, Inc. 2006 Stock Option and Restricted Stock Plan, as amended, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement filed on December 29, 2017.+

N.	USAmeriBancorp, Inc. 2015 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Form S-8 Registration Statement filed on December 29, 2017.+

O.	Form of Change in Control Agreement for Executive Vice President, dated January 16, 2019, incorporated herein by reference to Exhibit CC to the Registrant's Form 10-K filed on February 28, 2019. +

P.
Form of Change in Control Agreement for Senior Executive Vice President, dated January 16, 2019, incorporated herein by reference to Exhibit DD to the Registrant's Form 10-K filed on February 28, 2019. +

Q.
Form of Agreement to Reduce Change in Control Severance, effective January 1, 2023 (applicable to Ira Robbins, Thomas A. Iadanza, Ronald H. Janis and Bernadette M. Mueller), incorporated herein by reference to Exhibit EE to the Registrant's Form 10-K filed on February 28, 2019. +

R.
Form of Change in Control Agreement for President and Chief Executive Officer, dated January 16, 2019 and effective January 1, 2023 (applicable to Ira Robbins), incorporated herein by reference to Exhibit FF to the Registrant's Form 10-K filed on February 28, 2019. +

2021 Form 10-K	152

S.
Amendment to 2016 Change in Central Severance Plan for First Senior Vice Presidents and Senior Vice Presidents (applicable after January 1, 2020), incorporated herein by reference to Exhibit GG to the Registrant's Form 10-K filed on February 28, 2019. +

T.
2019 Change in Control Severance Plan applicable to First Senior Vice Presidents and Senior Vice Presidents, incorporated herein by reference to Exhibit HH to the Registrant's Form 10-K filed on February 28, 2019. +

U.
Form of Change in Control Agreement for Senior Executive Vice President, effective January 1, 2023 (covering Thomas A. Iadanza and Ronald H. Janis), incorporated herein by reference to Exhibit II to the Registrant's Form 10-K filed on February 28, 2019. +

V.
Valley National Bancorp 2016 Long-Term Stock Incentive Plan, as amended and restated on January 28, 2020 incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 6, 2020. +

W.
Form of Valley National Bancorp Agreement for Performance Based Restricted Stock Unit Award, in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan, (for use in 2019 and thereafter), incorporated herein by reference to Exhibit LL to the Registrant's Form 10-K filed on February 28, 2019. +

X.
Form of Valley National Bancorp Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan, (for use in 2019 and thereafter), incorporated herein by reference to Exhibit MM to the Registrant's Form 10-K filed on February 28, 2019. +

Y.
Form of Valley National Bancorp Director Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan, (for use in 2019 and thereafter), incorporated herein by reference to Exhibit NN to the Registrant's Form 10-K filed on February 28, 2019. +

Z.
Oritani Financial Corp. 2011 Equity Incentive Plan, incorporated by reference to Appendix A of the proxy statement for the Special Meeting of Oritani Stockholders (Commission File No. 001-34786) filed by Oritani under the Securities Exchange Act of 1934, as amended, on June 27, 2011. +

AA.
Employment Agreement, dated as of July 25, 2017, by and among Joseph V. Chillura, Valley National Bancorp and Valley National Bank, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 7, 2020. +

BB.	Valley National Bancorp 2021 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 7, 2021. +

CC.
Form of Valley National Bancorp Director Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2021 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 7, 2021. +

DD.	Form of Valley National Bancorp Time-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2021 Incentive Compensation Plan + *

EE.	Form of Valley National Bancorp Performance-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2021 Incentive Compensation Plan. +*

153	2021 Form 10-K

(21)List of Subsidiaries as of December 31, 2021:

	Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	Aliant Statutory Trust II	Delaware	100%
	GCB Capital Trust III	Delaware	100%
	State Bancorp Capital Trust I	Delaware	100%
	State Bancorp Capital Trust II	Delaware	100%
	Dudley Ventures, LLC	Delaware	100%
	DV Financial Services, LLC	Delaware	100%
(b)	Subsidiaries of Valley National Bank:
	Hallmark Capital Management, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Valley Insurance Services, Inc.	New York	90%
	Metro Title and Settlement Agency, Inc.	New York	100%
	Valley Commercial Capital, LLC	New Jersey	100%
	Valley Securities Holdings, LLC	New York	100%
	VNB New York, LLC	New York	100%
	DV Community Investment, LLC	Delaware	100%
(c)	Subsidiaries of Valley Insurance Services, Inc.:
	RISC One, Inc.	New York	90%
	Valley Insurance Services of Florida, LLC	Florida	90%
(d)	Subsidiaries of Valley Securities Holdings, LLC:
	SAR II, Inc.	New Jersey	100%
	Shrewsbury Capital Corporation	New Jersey	100%
	Valley Investments, Inc.	New Jersey	100%
	Oritani Investment Corp.	New Jersey	100%
(e)	Subsidiary of Oritani Investment Corp.:
	Oritani Asset Corp.	New Jersey	100%
(f)	Subsidiary of SAR II, Inc.:
	VNB Realty, Inc.	New Jersey	100%
(g)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%

(23)	Consent of KPMG LLP.*
(24)	Power of Attorney of Certain Directors and Officers of Valley.*
(31.1)	Certification of Ira Robbins, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(31.2)	Certification of Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(32)
Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, Chairman of the Board and Chief Executive Officer of the Company and Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company.*

(101)	Interactive Data File (XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.

+	Management contract and compensatory plan or arrangement.

2021 Form 10-K	154

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY NATIONAL BANCORP

By:	/s/ IRA ROBBINS
Ira Robbins, Chairman of the Board and Chief Executive Officer

By:	/s/ MICHAEL D. HAGEDORN
Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer
Dated: February 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ IRA ROBBINS	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Ira Robbins

/S/ MICHAEL D. HAGEDORN	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Michael D. Hagedorn

/S/ MITCHELL L. CRANDELL	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Mitchell L. Crandell

ANDREW B. ABRAMSON*	Director	February 28, 2022
Andrew B. Abramson

PETER J. BAUM*	Director	February 28, 2022
Peter J. Baum

ERIC P. EDELSTEIN*	Director	February 28, 2022
Eric P. Edelstein

MARC J. LENNER*	Director	February 28, 2022
Marc J. Lenner

PETER V. MAIO*	Director	February 28, 2022
Peter V. Maio

SURESH L. SANI*	Director	February 28, 2022
Suresh L. Sani

LISA J. SCHULTZ*	Director	February 28, 2022
Lisa J. Schultz

JENNIFER W. STEANS*	Director	February 28, 2022
Jennifer W. Steans

155	2021 Form 10-K

Signature	Title	Date

JEFFREY S. WILKS*	Director	February 28, 2022
Jeffrey S. Wilks

DR. SIDNEY S. WILLIAMS, JR.*	Director	February 28, 2022
Dr. Sidney S. Williams, Jr.

*

By: /s/ MICHAEL D. HAGEDORN	February 28, 2022
Michael D. Hagedorn, attorney-in fact

2021 Form 10-K	156