Form 10-Q
period 2022-03-31
VALLEY NATIONAL BANCORP
filed 2022-05-09
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 506,305,454 shares were outstanding as of May 6, 2022.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Cash and due from banks	$424,035	$205,156
Interest bearing deposits with banks	306,885	1,844,764
Investment securities:
Equity securities	35,992	36,473
Trading debt securities	11,739	38,130
Available for sale debt securities	1,015,034	1,128,809
Held to maturity debt securities (net of allowance for credit losses of $1,222 at March 31, 2022 and $1,165 at December 31, 2021)	3,071,983	2,667,532
Total investment securities	4,134,748	3,870,944
Loans held for sale, at fair value	77,632	139,516
Loans	35,364,405	34,153,657
Less: Allowance for loan losses	(362,510)	(359,202)
Net loans	35,001,895	33,794,455
Premises and equipment, net	337,479	326,306
Lease right of use assets	258,512	259,117
Bank owned life insurance	566,440	566,770
Accrued interest receivable	102,667	96,882
Goodwill	1,468,354	1,459,008
Other intangible assets, net	74,884	70,386
Other assets	797,926	813,139
Total Assets	$43,551,457	$43,446,443
Liabilities
Deposits:
Non-interest bearing	$11,947,001	$11,675,748
Interest bearing:
Savings, NOW and money market	20,285,967	20,269,620
Time	3,414,368	3,687,044
Total deposits	35,647,336	35,632,412
Short-term borrowings	484,181	655,726
Long-term borrowings	1,409,142	1,423,676
Junior subordinated debentures issued to capital trusts	56,500	56,413
Lease liabilities	282,437	283,106
Accrued expenses and other liabilities	575,477	311,044
Total Liabilities	38,455,073	38,362,377
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at March 31, 2022 and December 31, 2021)	111,590	111,590
Series B (4,000,000 shares issued at March 31, 2022 and December 31, 2021)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 423,034,027 shares at March 31, 2022 and December 31, 2021)	148,482	148,482
Surplus	3,872,236	3,883,035
Retained earnings	945,225	883,645
Accumulated other comprehensive loss	(56,098)	(17,932)
Treasury stock, at cost (1,639,750 common shares at March 31, 2022 and 1,596,959 common shares at December 31, 2021)	(23,152)	(22,855)
Total Shareholders’ Equity	5,096,384	5,084,066
Total Liabilities and Shareholders’ Equity	$43,551,457	$43,446,443
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended March 31,
	2022	2021
Interest Income
Interest and fees on loans	$317,365	$313,181
Interest and dividends on investment securities:
Taxable	18,439	13,166
Tax-exempt	2,517	3,356
Dividends	1,676	1,871
Interest on federal funds sold and other short-term investments	461	224
Total interest income	340,458	331,798
Interest Expense
Interest on deposits:
Savings, NOW and money market	9,627	11,125
Time	2,831	11,093
Interest on short-term borrowings	806	1,758
Interest on long-term borrowings and junior subordinated debentures	9,525	15,155
Total interest expense	22,789	39,131
Net Interest Income	317,669	292,667
Provision (credit) for credit losses for held to maturity securities	57	(358)
Provision for credit losses for loans	3,500	9,014
Net Interest Income After Provision for Credit Losses	314,112	284,011
Non-Interest Income
Trust and investment services	5,131	3,329
Insurance commissions	1,859	1,558
Service charges on deposit accounts	6,212	5,103
(Losses) gains on securities transactions, net	(1,072)	101
Fees from loan servicing	2,781	2,899
Gains on sales of loans, net	986	3,513
Bank owned life insurance	2,046	2,331
Other	21,327	12,399
Total non-interest income	39,270	31,233
Non-Interest Expense
Salary and employee benefits expense	107,733	88,103
Net occupancy and equipment expense	36,806	32,259
FDIC insurance assessment	4,158	3,276
Amortization of other intangible assets	4,437	6,006
Professional and legal fees	14,749	6,272
Amortization of tax credit investments	2,896	2,744
Telecommunication expense	3,271	3,160
Other	23,290	18,393
Total non-interest expense	197,340	160,213
Income Before Income Taxes	156,042	155,031
Income tax expense	39,314	39,321
Net Income	116,728	115,710
Dividends on preferred stock	3,172	3,172
Net Income Available to Common Shareholders	$113,556	$112,538

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (continued)
(in thousands, except for share data)

	Three Months Ended March 31,
	2022	2021
Earnings Per Common Share:
Basic	$0.27	$0.28
Diluted	0.27	0.28
Cash Dividends Declared per Common Share	0.11	0.11
Weighted Average Number of Common Shares Outstanding:
Basic	421,573,843	405,152,605
Diluted	423,506,550	407,636,765
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$116,728	$115,710
Other comprehensive loss, net of tax:
Unrealized gains and losses on available for sale securities
Net losses arising during the period	(38,892)	(10,436)
Less reclassification adjustment for net (gains) losses included in net income	(10)	44
Total	(38,902)	(10,392)
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains on derivatives arising during the period	218	174
Less reclassification adjustment for net losses included in net income	386	651
Total	604	825
Defined benefit pension plan
Amortization of actuarial net loss	132	280
Total other comprehensive loss	(38,166)	(9,287)
Total comprehensive income	$78,562	$106,423
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2022

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2021	$209,691	421,437	$148,482	$3,883,035	$883,645	$(17,932)	$(22,855)	$5,084,066
Net income	—	—	—	—	116,728	—	—	116,728
Other comprehensive loss, net of tax	—	—	—	—	—	(38,166)	—	(38,166)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(46,803)	—	—	(46,803)
Effect of stock incentive plan, net	—	972	—	(10,799)	(5,173)	—	13,220	(2,752)
Purchase of treasury stock	—	(1,015)	—	—	—	—	(13,517)	(13,517)
Balance - March 31, 2022	$209,691	421,394	$148,482	$3,872,236	$945,225	$(56,098)	$(23,152)	$5,096,384

For the Three Months Ended March 31, 2021

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2020	$209,691	403,859	$141,746	$3,637,468	$611,158	$(7,718)	$(225)	$4,592,120
Net income	—	—	—	—	115,710	—	—	115,710
Other comprehensive loss, net of tax	—	—	—	—	—	(9,287)	—	(9,287)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(45,281)	—	—	(45,281)
Effect of stock incentive plan, net	—	1,939	689	14,480	(5,764)	—	175	9,580
Balance - March 31, 2021	$209,691	405,798	$142,435	$3,651,948	$672,651	$(17,005)	$(50)	$4,659,670

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$116,728	$115,710
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,346	13,848
Stock-based compensation	7,263	5,465
Provision for credit losses	3,557	8,656
Net amortization of premiums and accretion of discounts on securities and borrowings	7,487	8,293
Amortization of other intangible assets	4,437	6,006
Losses (gains) on securities transactions, net	1,072	(101)
Proceeds from sales of loans held for sale	204,628	357,108
Gains on sales of loans, net	(986)	(3,513)
Originations of loans held for sale	(144,485)	(287,765)
Gains on sales of assets, net	64	196
Net change in:
Fair value of borrowings hedged by derivative transactions	(14,696)	—
Trading debt securities	26,391	—
Cash surrender value of bank owned life insurance	(2,046)	(2,331)
Accrued interest receivable	(5,785)	(1,560)
Other assets	12,999	204,948
Accrued expenses and other liabilities	265,029	(111,562)
Net cash provided by operating activities	496,003	313,398
Cash flows from investing activities:
Net loan originations and purchases	(1,210,754)	(475,142)
Equity securities:
Purchases	(662)	(1,878)
Sales	848	319
Held to maturity debt securities:
Purchases	(545,462)	(407,793)
Maturities, calls and principal repayments	136,024	184,163
Available for sale debt securities:
Purchases	(15,000)	—
Sales	—	41,134
Maturities, calls and principal repayments	73,008	164,235
Death benefit proceeds from bank owned life insurance	2,369	1,628
Proceeds from sales of real estate property and equipment	5,692	1,742
Purchases of real estate property and equipment	(22,749)	(8,042)
Cash paid in acquisition	(8,607)	—
Net cash used in investing activities	(1,585,293)	(499,634)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)
	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Net change in deposits	$14,924	$649,607
Net change in short-term borrowings	(171,545)	(63,292)
Repayments of long-term borrowings	—	(51,769)
Cash dividends paid to preferred shareholders	(3,172)	(3,172)
Cash dividends paid to common shareholders	(46,205)	(45,526)
Purchase of common shares to treasury	(23,627)	(542)
Common stock issued, net	95	5,723
Other, net	(180)	(165)
Net cash (used in) provided by financing activities	(229,710)	490,864
Net change in cash and cash equivalents	(1,319,000)	304,628
Cash and cash equivalents at beginning of year	2,049,920	1,329,205
Cash and cash equivalents at end of period	$730,920	$1,633,833

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$19,682	$37,997
Federal and state income taxes	6,842	5,855
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$—	$141
Lease right of use assets obtained in exchange for operating lease liabilities	6,836	21
Non-cash net assets acquired	8,607	—
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at March 31, 2022 and for all periods presented have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Note 2. Business Combinations
Acquisitions
Landmark Insurance of the Palm Beaches. On February 1, 2022, the Bank's insurance agency subsidiary, Valley Insurance Services, acquired Landmark Insurance of the Palm Beaches Inc. (Landmark) agency. The purchase price included $8.6 million in cash and $1.0 million in contingent consideration. Goodwill and other intangible assets totaled $4.4 million and $6.2 million, respectively. The transaction was accounted for under the acquisition method of accounting and accordingly the results of Landmark's operations have been included in Valley's consolidated financial statements for the three months ended March 31, 2022 from the date of acquisition.
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
During the first quarter 2022, Valley revised the estimated fair values of the acquired assets as of the acquisition date of Westchester based upon additional information obtained that existed as of December 1, 2021. The adjustments related to the fair value of deferred tax assets and resulted in a $5.0 million increase in goodwill (see Note 9 for more information). If additional information (that existed as of the acquisition date) becomes available, the fair value estimates for acquired assets and assumed liabilities are subject to change for up to one year after the acquisition date.

Recent Acquisition
Bank Leumi Le-Israel Corporation. On April 1, 2022, Valley completed its acquisition of Bank Leumi Le-Israel Corporation, the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA, and collectively referred to as "Bank Leumi USA". Bank Leumi USA maintained its headquarters in New York City with commercial banking offices in Chicago, Los Angeles, Palo Alto, and Aventura, Florida. Valley issued approximately 85 million shares of common stock and paid $113.4 million in cash in the transaction. The common shareholders of Bank Leumi USA received 3.8025 shares of Valley common stock and $5.08 in cash for each Bank Leumi USA common share that they owned. Based on Valley’s closing stock price on March 31, 2022, the transaction was valued at an estimated $1.2 billion, inclusive of the value of options. As a result of the acquisition, Bank Leumi Le-Israel B.M. owned approximately 14 percent of Valley's common stock as of April 1, 2022. As of March 31, 2022, Bank Leumi had approximately $8.3 billion in assets, $6.1 billion of loans and $7.1 billion of deposits. The acquisition supplements Valley’s commercial banking expertise and provides new business capabilities in the technology banking and private banking areas. In addition, the acquisition further diversifies our loan portfolio from a geographic perspective by allowing Valley to enter new markets.
Merger expenses related to the completed and subsequent acquisition activity above totaled $4.4 million for the three months ended March 31, 2022. The merger expenses mainly consisted of salaries and benefits expense, professional and legal fees, and other expense within non-interest expense on the consolidated statements of income. Valley incurred no merger related expenses during the three months ended March 31, 2021.
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except for share data)
Net income available to common shareholders	$113,556	$112,538
Basic weighted average number of common shares outstanding	421,573,843	405,152,605
Plus: Common stock equivalents	1,932,707	2,484,160
Diluted weighted average number of common shares outstanding	423,506,550	407,636,765
Earnings per common share:
Basic	$0.27	$0.28
Diluted	0.27	0.28

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price per share of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with restricted stock units. Potential anti-dilutive weighted common shares were immaterial for the three months ended March 31, 2022 and 2021.
Note 4. Accumulated Other Comprehensive Loss
The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2022:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2021	$9,186	$(1,332)	$(25,786)	$(17,932)
Other comprehensive (loss) gain before reclassification	(38,892)	218	—	(38,674)
Amounts reclassified from other comprehensive (loss) income	(10)	386	132	508
Other comprehensive (loss) income, net	(38,902)	604	132	(38,166)
Balance at March 31, 2022	$(29,716)	$(728)	$(25,654)	$(56,098)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three months ended March 31, 2022 and 2021:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Components of Accumulated Other Comprehensive Loss	2022	2021	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	$14	$(59)	(Losses) gains on securities transactions, net
Tax effect	(4)	15
Total net of tax	10	(44)
Unrealized losses on derivatives (cash flow hedges) before tax	(542)	(915)	Interest expense
Tax effect	156	264
Total net of tax	(386)	(651)
Defined benefit pension plan:
Amortization of actuarial net loss	(183)	(388)	*
Tax effect	51	108
Total net of tax	(132)	(280)
Total reclassifications, net of tax	$(508)	$(975)

*	Amortization of actuarial net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.
Note 5. New Authoritative Accounting Guidance

New Accounting Guidance Adopted in 2022

Accounting Standards Update (ASU) No. 2021-01 "Reference Rate Reform (Topic 848)" extends some of Accounting Standards Codification Topic 848’s optional expedients to derivative contracts impacted by the discounting transition, including for derivatives that do not reference LIBOR or other reference rates that are expected to be discontinued. ASU No. 2021-01 is effective for all entities immediately upon issuance and may be elected retrospectively to eligible modifications as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications made on or after any date within the interim period including January 7, 2021 and it can be applied through December 31, 2022, similar to the other reference rate reform relief provided under Topic 848. ASU No. 2021-01 is not expected to have a significant impact on Valley’s consolidated financial statements.

ASU No. 2021-05 "Lessors – Certain Leases with Variable Lease Payments" updates guidance in ASC 842, Leases and requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if: (i) the lease would have been classified as a sales-type lease or direct financing lease under ASC 842 classification criteria; and (ii) the lessor would have recognized a selling loss at lease commencement. Valley adopted ASU No. 2021-05 on January 1, 2022, and the new guidance did not have a significant impact on Valley’s consolidated financial statements.

New Accounting Guidance Issued in 2022

ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging –Portfolio Layer Method” expands and clarifies the current guidance on accounting for fair value hedge basis adjustments under the portfolio layer method for both single-layer and multiple-layer hedges. This method allows entities to designate multiple hedging relationships with a single closed portfolio, and therefore a larger portion of the interest rate risk associated with such a portfolio is eligible to be hedged. ASU No. 2022-01 also clarifies that no assets may be added to a closed portfolio once it is designated in a portfolio layer method hedge. ASU No. 2022-01 will be effective for Valley on January 1, 2023, and it is not expected to have a significant impact on Valley's consolidated financial statements.

ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” eliminates the troubled debt restructuring (TDR) accounting model for creditors, such as Valley, that have adopted Topic 326, “Financial Instruments – Credit Losses.” ASU No. 2022-02 will require all loan modifications to be accounted for under the general loan modification guidance in Subtopic 310-20. On a prospective basis, entities will also be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Public business entities within the scope of the Topic 326 vintage disclosure requirements also will be required to prospectively disclose current-period gross write-off information by vintage. However, gross recoveries will not be required. ASU No. 2022-02 will be effective for Valley on January 1, 2023, with early adoption permitted. Valley is currently evaluating the impact of ASU No. 2022-02 on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2022 and December 31, 2021. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	March 31, 2022	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities (1)	$30,528	$19,009	$—	$—
Trading debt securities	11,739	—	11,739	—
Available for sale debt securities:
U.S. government agency securities	18,332	—	18,332	—
Obligations of states and political subdivisions	67,951	—	67,951	—
Residential mortgage-backed securities	795,554	—	795,554	—
Corporate and other debt securities	133,197	—	133,197	—
Total available for sale debt securities	1,015,034	—	1,015,034	—
Loans held for sale (2)	77,632	—	77,632	—
Other assets (3)	176,270	—	176,270	—
Total assets	$1,311,203	$19,009	$1,280,675	$—
Liabilities
Other liabilities (3)	$189,682	$—	$189,682	$—
Total liabilities	$189,682	$—	$189,682	$—
Non-recurring fair value measurements:
Collateral dependent loans	$47,603	$—	$—	$47,603
Foreclosed assets	1,176	—	—	1,176
Total	$48,779	$—	$—	$48,779

		Fair Value Measurements at Reporting Date Using:
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Includes equity securities measured at net asset value (NAV) per share (or its equivalent) as a practical expedient totaling $11.5 million and $11.6 million at March 31, 2022 and December 31, 2021, respectively. These securities have not been classified in the fair value hierarchy.
(2)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $79.1 million and $136.3 million at March 31, 2022 and December 31, 2021, respectively.
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

Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2022 and December 31, 2021 based on the short duration these assets were held, and the credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR, Overnight Index Swap and Secured Overnight Financing Rate (SOFR) curves for all cleared derivatives. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2022 and December 31, 2021), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2022 and December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The following valuation techniques were used for certain non-financial assets measured at fair value on a non-recurring basis, including collateral dependent loans reported at the fair value of the underlying collateral and foreclosed assets, which are reported at fair value upon initial recognition or subsequent impairment as described below.

Collateral Dependent Loans. Collateral dependent loans are loans when foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At March 31, 2022, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. At March 31, 2022, collateral dependent loans with a total amortized cost of $114.4 million, including our taxi medallion loan portfolio, were reduced by specific allowance for loan losses allocations totaling $66.8 million to a reported total net carrying amount of $47.6 million.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, an asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no adjustments to the appraisals of foreclosed assets at March 31, 2022.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2022 and December 31, 2021 were as follows:

	Fair Value Hierarchy	March 31, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$424,035	$424,035	$205,156	$205,156
Interest bearing deposits with banks	Level 1	306,885	306,885	1,844,764	1,844,764
Equity securities (1)	Level 3	5,464	5,464	3,629	3,629
Held to maturity debt securities:
U.S. Treasury securities	Level 1	67,401	68,932	67,558	71,661
U.S. government agency securities	Level 2	5,572	5,453	6,265	6,378
Obligations of states and political subdivisions	Level 2	319,160	318,021	337,962	344,164
Residential mortgage-backed securities	Level 2	2,594,295	2,440,498	2,166,142	2,152,301
Trust preferred securities	Level 2	37,027	31,733	37,020	31,916
Corporate and other debt securities	Level 2	49,750	49,214	53,750	54,185
Total held to maturity debt securities (2)		3,073,205	2,913,851	2,668,697	2,660,605
Net loans	Level 3	35,001,895	33,815,930	33,794,455	33,283,251
Accrued interest receivable	Level 1	102,667	102,667	96,882	96,882
Federal Reserve Bank and Federal Home Loan Bank stock (3)	Level 2	195,536	195,536	206,450	206,450
Financial liabilities
Deposits without stated maturities	Level 1	32,232,968	32,232,968	31,945,368	31,945,368
Deposits with stated maturities	Level 2	3,414,368	3,365,608	3,687,044	3,670,113
Short-term borrowings	Level 1	484,181	478,300	655,726	637,490
Long-term borrowings	Level 2	1,409,142	1,336,303	1,423,676	1,404,184
Junior subordinated debentures issued to capital trusts	Level 2	56,500	39,578	56,413	46,306
Accrued interest payable (4)	Level 1	8,016	8,016	4,909	4,909

(1)Represents equity securities without a readily determinable fair value measured at cost less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.
Note 7. Investment Securities

Equity Securities

Equity securities carried at fair value totaled $36.0 million and $36.5 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, Valley's equity securities consisted of one publicly traded mutual fund, CRA investments and to a lesser extent, equity investments related to the development of new financial technologies. Our CRA and other equity investments are a mixture of both publicly traded entities and privately held entities without readily determinable fair market values.

Trading Debt Securities

The fair value of trading debt securities, wholly consisting of municipal bonds, totaled $11.7 million and $38.1 million at March 31, 2022 and December 31, 2021, respectively. Net trading gains and losses were included in net gains and losses on securities transactions within non-interest income. We recorded net trading losses of $1.1 million and net trading gains of $219 thousand for three months ended March 31, 2022 and 2021, respectively.

Available for Sale Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at March 31, 2022 and December 31, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2022
U.S. government agency securities	$18,448	$32	$(148)	$18,332
Obligations of states and political subdivisions:
Obligations of states and state agencies	25,274	22	(310)	24,986
Municipal bonds	47,270	66	(4,371)	42,965
Total obligations of states and political subdivisions	72,544	88	(4,681)	67,951
Residential mortgage-backed securities	829,222	971	(34,639)	795,554
Corporate and other debt securities	135,550	1,033	(3,386)	133,197
Total	$1,055,764	$2,124	$(42,854)	$1,015,034
December 31, 2021
U.S. government agency securities	$20,323	$608	$(6)	$20,925
Obligations of states and political subdivisions:
Obligations of states and state agencies	26,088	132	(93)	26,127
Municipal bonds	53,530	349	(116)	53,763
Total obligations of states and political subdivisions	79,618	481	(209)	79,890
Residential mortgage-backed securities	895,279	14,986	(5,763)	904,502
Corporate and other debt securities	120,871	3,177	(556)	123,492
Total	$1,116,091	$19,252	$(6,534)	$1,128,809

The age of unrealized losses and fair value of the related available for sale debt securities at March 31, 2022 and December 31, 2021 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2022
U.S. government agency securities	$13,880	$(140)	$1,292	$(8)	$15,172	$(148)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,153	(310)	—	—	10,153	(310)
Municipal bonds	31,523	(4,371)	—	—	31,523	(4,371)
Total obligations of states and political subdivisions	41,676	(4,681)	—	—	41,676	(4,681)
Residential mortgage-backed securities	688,282	(31,427)	39,143	(3,212)	727,425	(34,639)
Corporate and other debt securities	74,665	(3,386)	—	—	74,665	(3,386)
Total	$818,503	$(39,634)	$40,435	$(3,220)	$858,938	$(42,854)
December 31, 2021
U.S. government agency securities	$—	$—	$1,326	$(6)	$1,326	$(6)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,549	(93)	—	—	10,549	(93)
Municipal bonds	19,100	(116)	—	—	19,100	(116)
Total obligations of states and political subdivisions	29,649	(209)	—	—	29,649	(209)
Residential mortgage-backed securities	371,256	(4,770)	25,960	(993)	397,216	(5,763)
Corporate and other debt securities	59,039	(556)	—	—	59,039	(556)
Total	$459,944	$(5,535)	$27,286	$(999)	$487,230	$(6,534)
Within the available for sale debt securities portfolio, the total number of security positions in an unrealized loss position was 404 and 139 at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, the fair value of available for sale debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $488.5 million.
The contractual maturities of available for sale debt securities at March 31, 2022 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2022
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$11,305	$11,303
Due after one year through five years	23,241	23,375
Due after five years through ten years	103,691	102,991
Due after ten years	88,305	81,811
Residential mortgage-backed securities	829,222	795,554
Total	$1,055,764	$1,015,034

Actual maturities of available for sale debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 5.0 years at March 31, 2022.
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

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley has evaluated available for sale debt securities that are in an unrealized loss position as of March 31, 2022 included in the table above and has determined that the declines in fair value are mainly attributable to market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment during the three months ended March 31, 2022 and 2021. There was no allowance for credit losses for available for sale debt securities at March 31, 2022 and December 31, 2021.

Held to Maturity Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at March 31, 2022 and December 31, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2022
U.S. Treasury securities	$67,401	$1,531	$—	$68,932
U.S. government agency securities	5,572	—	(119)	5,453
Obligations of states and political subdivisions:
Obligations of states and state agencies	132,017	648	(1,054)	131,611
Municipal bonds	187,143	871	(1,604)	186,410
Total obligations of states and political subdivisions	319,160	1,519	(2,658)	318,021
Residential mortgage-backed securities	2,594,295	1,993	(155,790)	2,440,498
Trust preferred securities	37,027	4	(5,298)	31,733
Corporate and other debt securities	49,750	181	(717)	49,214
Total	$3,073,205	$5,228	$(164,582)	$2,913,851
December 31, 2021
U.S. Treasury securities	$67,558	$4,103	$—	$71,661
U.S. government agency securities	6,265	113	—	6,378
Obligations of states and political subdivisions:
Obligations of states and state agencies	141,015	3,065	(312)	143,768
Municipal bonds	196,947	3,536	(87)	200,396
Total obligations of states and political subdivisions	337,962	6,601	(399)	344,164
Residential mortgage-backed securities	2,166,142	14,599	(28,440)	2,152,301
Trust preferred securities	37,020	5	(5,109)	31,916
Corporate and other debt securities	53,750	559	(124)	54,185
Total	$2,668,697	$25,980	$(34,072)	$2,660,605

The age of unrealized losses and fair value of related debt securities held to maturity at March 31, 2022 and December 31, 2021 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2022
U.S. government agency securities	$4,092	$(119)	$—	$—	$4,092	$(119)
Obligations of states and political subdivisions:
Obligations of states and state agencies	38,979	(815)	5,317	(239)	44,296	(1,054)
Municipal bonds	25,255	(1,514)	1,305	(90)	26,560	(1,604)
Total obligations of states and political subdivisions	64,234	(2,329)	6,622	(329)	70,856	(2,658)
Residential mortgage-backed securities	1,786,943	(105,507)	533,425	(50,283)	2,320,368	(155,790)
Trust preferred securities	—	—	30,729	(5,298)	30,729	(5,298)
Corporate and other debt securities	37,783	(717)	—	—	37,783	(717)
Total	$1,893,052	$(108,672)	$570,776	$(55,910)	$2,463,828	$(164,582)
December 31, 2021
Obligations of states and political subdivisions:
Obligations of states and state agencies	$17,000	$(254)	$5,517	$(58)	$22,517	$(312)
Municipal bonds	9,403	(87)	—	—	9,403	(87)
Total obligations of states and political subdivisions	26,403	(341)	5,517	(58)	31,920	(399)
Residential mortgage-backed securities	1,381,405	(22,365)	206,520	(6,075)	1,587,925	(28,440)
Trust preferred securities	—	—	30,912	(5,109)	30,912	(5,109)
Corporate and other debt securities	32,627	(124)	—	—	32,627	(124)
Total	$1,440,435	$(22,830)	$242,949	$(11,242)	$1,683,384	$(34,072)

Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 303 and 108 at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $909.7 million.
The contractual maturities of investments in debt securities held to maturity at March 31, 2022 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2022
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$39,603	$39,663
Due after one year through five years	215,490	217,668
Due after five years through ten years	46,097	45,919
Due after ten years	177,720	170,103
Residential mortgage-backed securities	2,594,295	2,440,498
Total	$3,073,205	$2,913,851

Actual maturities of held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 7.9 years at March 31, 2022.
Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities through the use of the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at March 31, 2022 and December 31, 2021.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
March 31, 2022
U.S. Treasury securities	$67,401	$—	$—	$—	$67,401
U.S. government agency securities	5,572	—	—	—	5,572
Obligations of states and political subdivisions:
Obligations of states and state agencies	110,710	—	5,556	15,751	132,017
Municipal bonds	135,463	—	—	51,680	187,143
Total obligations of states and political subdivisions	246,173	—	5,556	67,431	319,160
Residential mortgage-backed securities	2,594,295	—	—	—	2,594,295
Trust preferred securities	—	—	—	37,027	37,027
Corporate and other debt securities	2,000	6,000	—	41,750	49,750
Total	$2,915,441	$6,000	$5,556	$146,208	$3,073,205
December 31, 2021
U.S. Treasury securities	$67,558	$—	$—	$—	$67,558
U.S. government agency securities	6,265	—	—	—	6,265
Obligations of states and political subdivisions:
Obligations of states and state agencies	118,368	—	5,576	17,071	141,015
Municipal bonds	148,854	—	—	48,093	196,947
Total obligations of states and political subdivisions	267,222	—	5,576	65,164	337,962
Residential mortgage-backed securities	2,166,142	—	—	—	2,166,142
Trust preferred securities	—	—	—	37,020	37,020
Corporate and other debt securities	2,000	6,000	—	45,750	53,750
Total	$2,509,187	$6,000	$5,576	$147,934	$2,668,697

Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At March 31, 2022, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the "non-rated" category included TEMS securities secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

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

At March 31, 2022, held to maturity debt securities were carried net of allowance for credit losses totaling $1.2 million and $1.2 million at March 31, 2022 and December 31, 2021, respectively. Valley recorded provision for credit losses of $57 thousand for the three months ended March 31, 2022 and a credit (negative) provision for credit losses of $358 thousand for the three months ended March 31, 2021.
Note 8. Loans and Allowance for Credit Losses for Loans

The detail of the loan portfolio as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Loans:
Commercial and industrial:
Commercial and industrial	$5,587,781	$5,411,601
Commercial and industrial PPP loans *	203,609	435,950
Total commercial and industrial loans	5,791,390	5,847,551
Commercial real estate:
Commercial real estate	19,763,202	18,935,486
Construction	2,174,542	1,854,580
Total commercial real estate loans	21,937,744	20,790,066
Residential mortgage	4,691,935	4,545,064
Consumer:
Home equity	393,538	400,779
Automobile	1,552,928	1,570,036
Other consumer	996,870	1,000,161
Total consumer loans	2,943,336	2,970,976
Total loans	$35,364,405	$34,153,657

*Represents SBA Paycheck Protection Program (PPP) loans, net of unearned fees totaling $5.9 million and $12.1 million at March 31, 2022 and December 31, 2021, respectively.

Total loans includes net unearned discounts and deferred loan fees of $62.0 million and $78.5 million at March 31, 2022 and December 31, 2021, respectively. Net unearned discounts and deferred loan fees include the non-credit discount on purchased credit deterioration (PCD) loans and net unearned fees related to PPP loans at March 31, 2022 and December 31, 2021.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $87.6 million and $83.7 million at March 31, 2022 and December 31, 2021, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

There were no sales of loans from the held for investment portfolio during the three months ended March 31, 2022 and 2021.

Credit Risk Management

For all of its loan types, Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk appetite. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management

Division and by the Credit Committee. A reporting system supplements the management review process by providing management with frequent reports concerning loan production, loan quality, internal loan classification, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by Valley to manage its risk across business sectors and through cyclical economic circumstances. See Valley’s Annual Report on Form 10-K for the year ended December 31, 2021 for further details.

Credit Quality

The following table presents past due, current and non-accrual loans without an allowance for loan losses by loan portfolio class at March 31, 2022 and December 31, 2021:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
March 31, 2022
Commercial and industrial	$6,723	$14,461	$9,261	$96,631	$127,076	$5,664,314	$5,791,390	$8,341
Commercial real estate:
Commercial real estate	30,807	6,314	—	79,180	116,301	19,646,901	19,763,202	66,191
Construction	1,708	3,125	—	17,618	22,451	2,152,091	2,174,542	—
Total commercial real estate loans	32,515	9,439	—	96,798	138,752	21,798,992	21,937,744	66,191
Residential mortgage	9,266	2,560	1,746	33,275	46,847	4,645,088	4,691,935	19,227
Consumer loans:
Home equity	38	42	—	3,382	3,462	390,076	393,538	3
Automobile	4,687	458	4	273	5,422	1,547,506	1,552,928	—
Other consumer	1,137	54	396	99	1,686	995,184	996,870	—
Total consumer loans	5,862	554	400	3,754	10,570	2,932,766	2,943,336	3
Total	$54,366	$27,014	$11,407	$230,458	$323,245	$35,041,160	$35,364,405	$93,762

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2021
Commercial and industrial	$6,717	$7,870	$1,273	$99,918	$115,778	$5,731,773	$5,847,551	$9,066
Commercial real estate:
Commercial real estate	14,421	—	32	83,592	98,045	18,837,441	18,935,486	70,719
Construction	1,941	—	—	17,641	19,582	1,834,998	1,854,580	—
Total commercial real estate loans	16,362	—	32	101,233	117,627	20,672,439	20,790,066	70,719
Residential mortgage	10,999	3,314	677	35,207	50,197	4,494,867	4,545,064	20,401
Consumer loans:
Home equity	242	98	—	3,517	3,857	396,922	400,779	4
Automobile	6,391	656	271	240	7,558	1,562,478	1,570,036	—
Other consumer	178	266	518	101	1,063	999,098	1,000,161	—
Total consumer loans	6,811	1,020	789	3,858	12,478	2,958,498	2,970,976	4
Total	$40,889	$12,204	$2,771	$240,216	$296,080	$33,857,577	$34,153,657	$100,190

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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at March 31, 2022 and December 31, 2021:

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2022	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$337,060	$1,224,531	$705,495	$414,559	$327,590	$443,359	$2,094,405	$208	$5,547,207
Special Mention	197	4,469	716	3,087	13,566	9,848	97,834	11	129,728
Substandard	28	2,144	5,728	3,387	570	6,286	10,497	110	28,750
Doubtful	—	—	—	2,717	—	82,988	—	—	85,705
Total commercial and industrial	$337,285	$1,231,144	$711,939	$423,750	$341,726	$542,481	$2,202,736	$329	$5,791,390
Commercial real estate
Risk Rating:
Pass	$1,301,030	$4,505,671	$3,074,999	$2,564,818	$1,654,197	$5,685,062	$203,527	$13,286	$19,002,590
Special Mention	3,890	22,188	69,992	32,837	84,259	176,080	9,684	—	398,930
Substandard	—	10,193	39,207	36,344	42,625	224,972	8,160	—	361,501
Doubtful	—	—	—	—	—	181	—	—	181
Total commercial real estate	$1,304,920	$4,538,052	$3,184,198	$2,633,999	$1,781,081	$6,086,295	$221,371	$13,286	$19,763,202
Construction
Risk Rating:
Pass	$31,645	$313,251	$88,262	$44,544	$13,381	$17,718	$1,623,723	$—	$2,132,524
Special Mention	—	—	—	1,001	—	—	21,467	—	22,468
Substandard	—	—	—	1	—	17,841	1,708	—	19,550
Total construction	$31,645	$313,251	$88,262	$45,546	$13,381	$35,559	$1,646,898	$—	$2,174,542

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,563,050	$743,165	$461,022	$362,748	$143,753	$337,713	$1,968,513	$247	$5,580,211
Special Mention	4,182	1,195	3,217	14,143	1,726	9,869	102,145	40	136,517
Substandard	8,248	4,823	3,139	7,077	910	408	19,642	109	44,356
Doubtful	—	—	2,733	—	16,355	67,379	—	—	86,467
Total commercial and industrial	$1,575,480	$749,183	$470,111	$383,968	$162,744	$415,369	$2,090,300	$396	$5,847,551
Commercial real estate
Risk Rating:
Pass	$4,517,917	$2,983,140	$2,702,580	$1,734,922	$1,474,770	$4,557,011	$195,851	$13,380	$18,179,571
Special Mention	7,700	50,019	46,911	44,187	65,623	143,540	50,168	—	408,148
Substandard	735	34,655	29,029	41,231	70,941	169,041	1,949	—	347,581
Doubtful	—	—	—	—	—	186	—	—	186
Total commercial real estate	$4,526,352	$3,067,814	$2,778,520	$1,820,340	$1,611,334	$4,869,778	$247,968	$13,380	$18,935,486
Construction
Risk Rating:
Pass	$274,097	$98,609	$48,555	$32,781	$6,061	$28,419	$1,313,555	$—	$1,802,077
Special Mention	4,131	—	1,009	—	—	—	18,449	—	23,589
Substandard	199	19	6	246	—	17,842	10,602	—	28,914
Total construction	$278,427	$98,628	$49,570	$33,027	$6,061	$46,261	$1,342,606	$—	$1,854,580

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of March 31, 2022 and December 31, 2021.

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2022	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$394,913	$1,487,234	$603,092	$563,634	$345,807	$1,220,733	$69,458	$—	$4,684,871
90 days or more past due	—	—	542	1,663	4,094	765	—	—	7,064
Total residential mortgage	$394,913	$1,487,234	$603,634	$565,297	$349,901	$1,221,498	$69,458	$—	$4,691,935
Consumer loans
Home equity
Performing	$5,735	$13,431	$5,258	$6,173	$6,486	$16,775	$298,122	$40,566	$392,546
90 days or more past due	—	—	—	—	—	2	400	590	992
Total home equity	5,735	13,431	5,258	6,173	6,486	16,777	298,522	41,156	393,538
Automobile
Performing	142,530	678,425	279,849	245,235	134,274	71,935	—	—	1,552,248
90 days or more past due	—	134	103	154	159	130	—	—	680
Total automobile	142,530	678,559	279,952	245,389	134,433	72,065	—	—	1,552,928
Other consumer
Performing	7,033	4,215	6,368	6,419	6,836	9,527	956,468	—	996,866
90 days or more past due	—	—	—	—	—	—	4	—	4
Total other consumer	7,033	4,215	6,368	6,419	6,836	9,527	956,472	—	996,870
Total consumer	$155,298	$696,205	$291,578	$257,981	$147,755	$98,369	$1,254,994	$41,156	$2,943,336

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$1,448,602	$635,531	$572,911	$425,152	$368,164	$1,014,190	$70,342	$—	$4,534,892
90 days or more past due	—	357	2,627	2,056	2,794	2,338	—	—	10,172
Total residential mortgage	$1,448,602	$635,888	$575,538	$427,208	$370,958	$1,016,528	$70,342	$—	$4,545,064
Consumer loans
Home equity
Performing	$13,847	$5,723	$6,994	$7,384	$5,359	$13,597	$303,888	$42,822	$399,614
90 days or more past due	—	—	—	—	—	35	536	594	1,165
Total home equity	13,847	5,723	6,994	7,384	5,359	13,632	304,424	43,416	400,779
Automobile
Performing	735,446	309,856	278,828	157,450	72,753	15,171	—	—	1,569,504
90 days or more past due	129	—	78	163	81	81	—	—	532
Total automobile	735,575	309,856	278,906	157,613	72,834	15,252	—	—	1,570,036
Other consumer
Performing	2,949	6,717	6,468	7,017	1,009	14,483	961,027	—	999,670
90 days or more past due	—	—	—	—	—	—	491	—	491
Total other consumer	2,949	6,717	6,468	7,017	1,009	14,483	961,518	—	1,000,161
Total consumer	$752,371	$322,296	$292,368	$172,014	$79,202	$43,367	$1,265,942	$43,416	$2,970,976
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
Performing TDRs (not reported as non-accrual loans) totaled $56.5 million and $71.3 million as of March 31, 2022 and December 31, 2021, respectively. Non-performing TDRs totaled $104.7 million and $117.2 million as of March 31, 2022 and December 31, 2021, respectively.

The following table presents the pre- and post-modification amortized cost of loans by loan class modified as TDRs during the three months ended March 31, 2022 and 2021. Post-modification amounts are presented as of March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022			2021
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	11	$9,684	$9,662	5	$13,744	$13,307
Commercial real estate	2	5,260	5,251	2	4,197	4,185
Residential mortgage	1	121	117	6	1,528	1,518
Consumer	—	—	—	1	170	168
Total	14	$15,065	$15,030	14	$19,639	$19,178

The total TDRs presented in the above table had allocated allowance for loan losses of $7.8 million and $3.4 million at March 31, 2022 and 2021, respectively. There were no charge-offs related to TDRs for the three months ended March 31, 2022. There were charge-offs of $5.1 million related to TDRs for the three months ended March 31, 2021. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the three months ended March 31, 2022 and 2021.

Loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	2	$1,850	16	$12,384
Construction	2	17,599	—	—
Residential mortgage	—	—	3	655
Total	4	$19,449	19	$13,039

Forbearance. In response to the COVID-19 pandemic and its economic impact to certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment, when requested by customers. As of March 31, 2022, Valley had $23.0 million of outstanding loans remaining in their payment deferral period under short-term modifications as compared to $27.9 million of loans in deferral at December 31, 2021. Under the applicable accounting and regulatory guidance, none of these loans were classified as TDRs at March 31, 2022 and December 31, 2021.

Loans in Process of Foreclosure. Other real estate owned (OREO) totaled $1.0 million and $2.3 million at March 31, 2022 and December 31, 2021, respectively. There were no foreclosed residential real estate properties included in OREO at March 31, 2022 and at December 31, 2021. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.8 million and $2.5 million at March 31, 2022 and December 31, 2021, respectively.

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
The following table presents collateral dependent loans by class as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$93,389	$95,335
Commercial real estate:
Commercial real estate	92,402	110,174
Construction	19,307	—
Total commercial real estate loans	111,709	110,174
Residential mortgage	25,704	35,745
Home equity	3	4
Total	$230,805	$241,258

*    Commercial and industrial loans are primarily collateralized by taxi medallions.

Allowance for Credit Losses for Loans
The following table summarizes the allowance for credit losses for loans at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$362,510	$359,202
Allowance for unfunded credit commitments	16,742	16,500
Total allowance for credit losses for loans	$379,252	$375,702

The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$3,258	$8,692
Provision for unfunded credit commitments	242	322
Total provision for credit losses for loans	$3,500	$9,014

The following table details the activity in the allowance for loan losses by loan portfolio segment for the three months ended March 31, 2022 and 2021:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended March 31, 2022
Allowance for loan losses:
Beginning balance	$103,090	$217,490	$25,120	$13,502	$359,202
Loans charged-off	(1,571)	(173)	(26)	(825)	(2,595)
Charged-off loans recovered	824	107	457	1,257	2,645
Net (charge-offs) recoveries	(747)	(66)	431	432	50
(Credit) provision for loan losses	(1,140)	2,525	2,638	(765)	3,258
Ending balance	$101,203	$219,949	$28,189	$13,169	$362,510
Three Months Ended March 31, 2021
Allowance for losses:
Beginning balance	$131,070	$164,113	$28,873	$16,187	$340,243
Loans charged-off	(7,142)	(382)	(138)	(1,138)	(8,800)
Charged-off loans recovered	1,589	69	157	930	2,745
Net (charge-offs) recoveries	(5,553)	(313)	19	(208)	(6,055)
Provision (credit) for loan losses	891	10,436	(1,720)	(915)	8,692
Ending balance	$126,408	$174,236	$27,172	$15,064	$342,880

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at March 31, 2022 and December 31, 2021.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
March 31, 2022
Allowance for loan losses:
Individually evaluated for credit losses	$62,500	$6,303	$641	$179	$69,623
Collectively evaluated for credit losses	38,703	213,646	27,548	12,990	292,887
Total	$101,203	$219,949	$28,189	$13,169	$362,510
Loans:
Individually evaluated for credit losses	$103,534	$128,583	$34,696	$1,553	$268,366
Collectively evaluated for credit losses	5,687,856	21,809,161	4,657,239	2,941,783	35,096,039
Total	$5,791,390	$21,937,744	$4,691,935	$2,943,336	$35,364,405
December 31, 2021
Allowance for loan losses:
Individually evaluated for credit losses	$64,359	$6,277	$470	$390	$71,496
Collectively evaluated for credit losses	38,731	211,213	24,650	13,112	287,706
Total	$103,090	$217,490	$25,120	$13,502	$359,202
Loans:
Individually evaluated for credit losses	$119,760	$134,135	$42,469	$2,431	$298,795
Collectively evaluated for credit losses	5,727,791	20,655,931	4,502,595	2,968,545	33,854,862
Total	$5,847,551	$20,790,066	$4,545,064	$2,970,976	$34,153,657

Note 9. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill as allocated to our business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit *
	Wealth Management	Consumer Lending	Commercial Lending	Investment Management	Total
	(in thousands)
Balance at December 31, 2021	$34,315	$308,248	$896,015	$220,430	$1,459,008
Goodwill from business combinations	4,370	85	4,866	25	9,346
Balance at March 31, 2022	$38,685	$308,333	$900,881	$220,455	$1,468,354

*    Valley’s Wealth Management Division is comprised of trust, asset management, insurance and tax credit advisory services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

The goodwill from business combinations set forth in the above table during the three months ended March 31, 2022, related to the acquisition of Landmark by our insurance agency subsidiary and an adjustment to goodwill from the Westchester acquisition. The Landmark transaction resulted in $4.4 million of goodwill which was allocated entirely to the Wealth Management reporting unit. During the three months ended March 31, 2022, Valley recorded $5.0 million of additional goodwill reflecting an adjustment to the deferred tax assets acquired from Westchester as of the acquisition date. See Note 2 for details related to these acquisitions.

There was no impairment of goodwill recognized during the three months ended March 31, 2022 and 2021.

The following table summarizes other intangible assets as of March 31, 2022 and December 31, 2021:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
March 31, 2022
Loan servicing rights	$117,363	$(92,133)	$25,230
Core deposits	109,290	(68,373)	40,917
Other	12,299	(3,562)	8,737
Total other intangible assets	$238,952	$(164,068)	$74,884
December 31, 2021
Loan servicing rights	$114,636	$(90,951)	$23,685
Core deposits	109,290	(65,488)	43,802
Other	6,092	(3,193)	2,899
Total other intangible assets	$230,018	$(159,632)	$70,386

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
There was no net impairment recognized during the three months ended March 31, 2022. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $791 thousand for the three months ended March 31, 2021.

Core deposits are amortized using an accelerated method and have a weighted average amortization period of 9.2 years. The line item labeled “Other” included in the table above primarily consists of certain financial asset servicing contracts, customer lists and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 4.8 years.
Valley recorded $6.2 million of other intangible assets during the three months ended March 31, 2022 resulting from the Landmark acquisition. Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three months ended March 31, 2022 and 2021.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2022 through 2026:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2022	$2,660	$8,516	$1,372
2023	3,146	9,510	1,600
2024	2,733	7,740	1,401
2025	2,368	5,970	1,202
2026	2,039	4,225	998

Valley recognized amortization expense on other intangible assets totaling approximately $4.4 million and $6.0 million (including net recoveries of impairment charges on loan servicing rights) for the three months ended March 31, 2022 and 2021, respectively.

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
As of March 31, 2022, 6.1 million shares of common stock were available for issuance under the 2021 Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley's common stock on the last sale price reported for Valley's common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third-party specialist using a Monte Carlo valuation model.
Valley granted 1.2 million and 1.1 million of time-based restricted stock units (RSUs) during the three months ended March 31, 2022 and 2021, respectively. Generally, time-based RSUs vest ratably over a three-year period. The average grant date fair value of the RSUs granted during the three months ended March 31, 2022 and 2021 was $14.05 per share and $11.75 per share, respectively.
Valley granted 567 thousand and 604 thousand of performance-based RSUs to certain officers for the three months ended March 31, 2022 and 2021, respectively. The performance-based RSU awards include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share plus dividends and RSUs with vesting conditions based upon Valley's total shareholder return as compared to its peer group. The RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date or forfeited if the performance conditions are not met. The grant date fair value of the performance-based RSUs granted during the three months ended March 31, 2022 and 2021 was $14.82 per share and $12.36 per share, respectively.

Valley recorded total stock-based compensation expense of $7.3 million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of March 31, 2022, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $38.4 million and will be recognized over an average remaining vesting period of approximately 2.21 years.
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

Valley had five interest rate swaps with a total notional amount of $500 million mature during the three months ended March 31, 2022. These swaps were used to hedge the changes in cash flows associated with certain short-term Federal Home Loan Bank of New York (FHLB) advances.

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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At March 31, 2022, Valley had 25 credit swaps with an aggregate notional amount of $245.6 million related to risk participation agreements.

At March 31, 2022, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	March 31, 2022			December 31, 2021
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$590	$—	$200,000	$—	$310	$700,000
Fair value hedge interest rate swaps	—	16,634	300,000	—	3,335	300,000
Total derivatives designated as hedging instruments	$590	$16,634	$500,000	$—	$3,645	$1,000,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$172,393	$171,610	$11,264,601	$181,012	$47,277	$10,301,460
Mortgage banking derivatives	3,287	1,438	181,017	488	1,454	312,428
Total derivatives not designated as hedging instruments	$175,680	$173,048	$11,445,618	$181,500	$48,731	$10,613,888

*    Other derivatives include risk participation agreements.
The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account as settlements of the cash flow hedges and other non-designated derivative instruments. As a result, the fair value of the applicable derivative assets and liabilities are reported net of variation margin at March 31, 2022 and December 31, 2021 in the table above.

Gains (losses) included in the consolidated statements of income and other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(542)	$(915)
Amount of gain recognized in other comprehensive income (loss)	320	177
The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $728 thousand and $1.3 million at March 31, 2022 and December 31, 2021, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $485 thousand will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Derivative - interest rate swap:
Interest expense	530	—
Hedged item - subordinated debt
Interest expense	(530)	—
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at March 31, 2022.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	(in thousands)
Long-term borrowings	$282,443	$(17,557)
The net gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$(2,797)	$(1,785)

Other non-interest income included fee income related to non-designated hedge derivative interest rate swaps (not designated as hedging instruments) executed with commercial loan customers totaling $14.0 million and $6.2 million for the three months ended March 31, 2022 and 2021, respectively.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of March 31, 2022, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of March 31, 2022, there were no derivatives in an aggregate net liability position. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.

Note 12. Balance Sheet Offsetting

Certain financial instruments, including certain over-the-counter (OTC) derivatives (mostly interest rate swaps) and repurchase agreements (accounted for as secured long-term borrowings), may be eligible for offset in the consolidated statements of financial condition and/or subject to master netting arrangements or similar agreements. OTC derivatives include interest rate swaps executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house (presented in the table below). The credit risk associated with bilateral OTC derivatives is managed through obtaining collateral and enforceable master netting agreements.

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

The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of March 31, 2022 and December 31, 2021.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
March 31, 2022
Assets
Interest rate swaps	$172,983	$—	$172,983	$12,555	$117,289	$43,139
Liabilities
Interest rate swaps	$188,244	$—	$188,244	$(12,555)	$(2,323)	$173,366
December 31, 2021
Assets
Interest rate swaps	$181,012	$—	$181,012	$—	$—	$181,012
Liabilities
Interest rate swaps	$50,922	$—	$50,922	$—	$(44,231)	$6,691

*    Cash collateral received (pledged) to our counterparties in relation to market value exposures of OTC derivative contacts in a liability position.

Note 13. Tax Credit Investments

Valley’s tax credit investments are primarily related to investments promoting qualified affordable housing projects, and other investments related to community development and renewable energy sources. Some of these tax-advantaged investments support Valley’s regulatory compliance with the CRA. Valley’s investments in these entities generate a return primarily through the realization of federal income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits and deductions are recognized as a reduction of income tax expense.

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$14,666	$15,343
Other tax credit investments, net	54,687	57,006
Total tax credit investments, net	$69,353	$72,349
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,360	$1,360
Total unfunded tax credit commitments	$1,360	$1,360

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$744	$897
Other tax credit investment credits and tax benefits	2,551	2,685
Total reduction in income tax expense	$3,295	$3,582
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$415	$543
Affordable housing tax credit investment impairment losses	262	341
Other tax credit investment losses	309	173
Other tax credit investment impairment losses	1,910	1,687
Total amortization of tax credit investments recorded in non-interest expense	$2,896	$2,744

Note 14. Business Segments

Valley has four business segments that it monitors and reports on to manage Valley’s business operations. These segments are consumer lending, commercial lending, investment management, and corporate and other adjustments. Valley’s reportable segments have been determined based upon its internal structure of operations and lines of business. Each business segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from the corporate and other adjustments segment to each of the other three business segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average earning assets and/

or liabilities outstanding for the period. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

The following tables represent the financial data for Valley’s four business segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,638,942	$26,984,460	$5,659,646	$—	$40,283,048

Interest income	$59,459	$257,906	$23,787	$(694)	$340,458
Interest expense	3,207	11,327	2,376	5,879	22,789
Net interest income (loss)	56,252	246,579	21,411	(6,573)	317,669
Provision for credit losses	1,873	1,627	57	—	3,557
Net interest income (loss) after provision for credit losses	54,379	244,952	21,354	(6,573)	314,112
Non-interest income	13,817	16,880	2,073	6,500	39,270
Non-interest expense	16,568	25,085	836	154,851	197,340
Internal transfer expense (income)	28,647	99,916	17,061	(145,624)	—
Income (loss) before income taxes	$22,981	$136,831	$5,530	$(9,300)	$156,042
Return on average interest earning assets (pre-tax)	1.20%	2.03%	0.39%	N/A	1.55%

	Three Months Ended March 31, 2021
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,049,252	$25,533,227	$4,803,740	$—	$37,386,219

Interest income	$60,845	$252,336	$19,509	$(892)	$331,798
Interest expense	6,415	23,235	4,371	5,110	39,131
Net interest income (loss)	54,430	229,101	15,138	(6,002)	292,667
(Credit) provision for credit losses	(2,635)	11,676	(385)	—	8,656
Net interest income (loss) after provision for credit losses	57,065	217,425	15,523	(6,002)	284,011
Non-interest income	13,685	7,713	2,331	7,504	31,233
Non-interest expense	19,849	25,531	1,777	113,056	160,213
Internal transfer expense (income)	19,502	70,555	13,277	(103,334)	—
Income (loss) before income taxes	$31,399	$129,052	$2,800	$(8,220)	$155,031
Return on average interest earning assets (pre-tax)	1.78%	2.02%	0.23%	N/A	1.66%

Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

The following MD&A should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report. The words "Valley," the "Company," "we," "our" and "us" refer to Valley National Bancorp and its wholly owned subsidiaries, unless we indicate otherwise. Additionally, Valley’s principal subsidiary, Valley National Bank, is commonly referred to as the “Bank” in this MD&A.

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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “would,” “could,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, include, but are not limited to:

•the inability to realize expected cost savings and synergies from the Bank Leumi USA acquisition in amounts or in the timeframe anticipated;
•greater than expected costs or difficulties relating to Bank Leumi USA integration matters;
•the inability to retain customers and qualified employees of Bank Leumi USA;
•greater than expected non-recurring charges related to the Bank Leumi USA acquisition;
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
•a prolonged downturn in the economy, mainly in New Jersey, New York, Florida, Alabama, California and Illinois, as well as an unexpected decline in commercial real estate values within our market areas;
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
•results of examinations by the Office of the Comptroller of the Currency (OCC), the Federal Reserve Bank, the Consumer Financial Protection Bureau and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
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

A detailed discussion of factors that could affect our results is included in our SEC filings, including the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. At March 31, 2022, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2021, and there have been no material changes in such policies and estimates since the date of such report.
New Authoritative Accounting Guidance
See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At March 31, 2022, Valley had consolidated total assets of approximately $43.6 billion, total net loans of $35.0 billion, total deposits of $35.6 billion and total shareholders’ equity of $5.1 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn, Queens, Long Island, Westchester County, New York, Florida and Alabama. Of our current 232 branch network, 56 percent, 19 percent, 18 percent and 7 percent of the branches are in New Jersey,

New York, Florida and Alabama, respectively. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years primarily both through organic efforts and bank acquisitions as discussed below.
Landmark Insurance of the Palm Beaches. On February 1, 2022, the Bank's insurance agency subsidiary, Valley Insurance Services, acquired Landmark Insurance of the Palm Beaches, Inc. for $8.6 million in cash and $1.0 million in contingent consideration. This acquisition expanded Valley's presence in Florida and is expected to provide additional cross-selling opportunities across the Bank's service and product offerings.
Bank Leumi Le-Israel Corporation. On April 1, 2022, Valley completed its acquisition of Bank Leumi Le-Israel Corporation, the U.S. subsidiary of Bank Leumi Le-Israel B.M. and parent company of Bank Leumi USA, and collectively referred to as "Bank Leumi USA". Bank Leumi USA was headquartered in New York City with commercial banking offices in Chicago, Los Angeles, Palo Alto, and Aventura, Florida. As of the acquisition date, Bank Leumi USA had total assets of $8.3 billion, total deposits of $7.1 billion and gross loans of $6.1 billion, unadjusted for purchase accounting. The common shareholders of Bank Leumi USA received 3.8025 shares of Valley common stock and 5.08 in cash for each Bank Leumi USA common share that they owned. As a result, Valley issued approximately 85 million shares of common stock and paid $113.4 million in cash in the transaction.
See Note 2 to the consolidated financial statements for additional details regarding our acquisition activities.
Impact of COVID-19. COVID-19 infection rates declined during the first quarter 2022 and consumer and business activities remained robust. These factors combined with global supply chain disruptions, labor shortages and other factors contributed to higher inflation in the U.S. We continue to monitor the impact of COVID-19 including the emergence of any new variants closely, including its impact on our employees, customers, communities and results of operations and other government or Federal Reserve actions. See the "Operating Environment" section of MD&A for more details.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act and additional legislation that followed including the Consolidated Appropriations Act and the American Rescue Plan Act of 2021 provided funding for the SBA's Paycheck Protection Program (PPP) and established rules for qualifying borrowers to receive loan forgiveness by the SBA under this program. Valley extended a total of $3.2 billion PPP loans under the program, of which $3.0 billion of these loans have received forgiveness from the SBA. As of March 31, 2022, we had $203.6 million of PPP loans still outstanding.
In response to the COVID-19 pandemic and its economic impact on certain customers and in accordance with provisions set forth by the CARES Act, Valley implemented short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant, when requested by customers. Valley had $23.0 million of outstanding loans remaining in their payment deferral period under short-term modifications at March 31, 2022 as compared to $27.9 million at December 31, 2021.
Quarterly Results. Net income for the first quarter 2022 was $116.7 million, or $0.27 per diluted common share as compared to $115.7 million, or $0.28 per diluted common share, for the first quarter 2021. The $1.0 million increase in quarterly net income as compared to the same quarter one year ago was largely due to following changes:
•a $25.0 million increase in net interest income mainly due to (i) higher average loan balances driven by strong organic growth and loans acquired from The Westchester Bank Holding Corporation (Westchester) on December 1, 2021, (ii) higher average investment securities, (iii) a continued customer shift to deposits without stated maturities and the run-off of higher cost time deposits, (iv) lower average other borrowings driven by repayment of maturing FHLB advances, partially offset by (v) an $18.9 million decrease in PPP loan related interest and fees;
•an $8.0 million increase in non-interest income mainly due to a $7.8 million increase in fee income related to derivative interest rate swaps executed with commercial lending customers, fees generated by Dudley Ventures, our tax credit advisory subsidiary acquired in the fourth quarter 2021, partially offset by a decrease in net gains on sales of residential mortgage loans; and

•a $5.1 million decrease in our provision for credit losses mostly due to lower expected loss rates for the commercial real estate portfolio; partially offset by:
•a $37.1 million increase in non-interest expense mainly due to increases in salary and employee benefits, net occupancy and equipment, and professional and legal fees expense categories driven, in part, by our expansion of business operations due to acquisitions and targeted growth in our lending and technology teams, as well as merger related expenses totaling $4.6 million for the first quarter 2022.
See the “Net Interest Income”, “Non-Interest Income”, “Non-Interest Expense”, and “Income Taxes” sections below for more details on the items above impacting our first quarter 2022 results.
Operating Environment. During the first quarter 2022, real gross domestic product at an annual rate decreased 1.4 percent compared to a 6.9 percent increase in the fourth quarter 2021 largely as a result of a slowdown in inventory restocking and trade. Household demand and fixed investment from businesses and households improved modestly despite an acceleration in overall prices.
In March, the Federal Reserve raised the federal funds rate 0.25 percent to a target range of 0.25 percent to 0.50 percent. Following its meeting in May, the Federal Reserve raised the federal fund rate by another 0.50 percent to a target range of 0.75 percent to 1.00 percent to tame building inflationary pressures. Further interest rate hikes are expected during the remainder of 2022 largely due to the Federal Reserve's efforts to curtail the current high level of inflation, which has reached a 40-year high. In addition, the Federal Reserve slowed its purchase of Treasury securities and agency residential and commercial mortgage-backed securities and the Federal Reserve indicated at its recent meeting that it expects to reduce its securities holdings starting in June as securities reach their maturities.
The 10-year U.S. Treasury note yield ended the first quarter 2022 at 2.32 percent, 80 basis points higher compared with December 31, 2021. The spread between the 2- and 10-year U.S. Treasury note yields ended the first quarter 2022 at 0.04 percent, which is 75 basis points lower as compared to December 31, 2021.
The industry reported that demand for most commercial loan products continued to increase during the first quarter 2022. The increase was broad-based across commercial real estate lending and loans to middle market firms. Our loan originations increased sharply across most products in the first quarter 2022 primarily driven by increases in commercial real estate loans. However, anticipated higher market interest rates, persistent inflation, the lingering impact of the pandemic on supply chains and business opportunities, labor market conditions, and fallout from the Russia-Ukraine war, among other factors, add a high level of uncertainty to the future path of the U.S. economy. Should economic conditions deteriorate causing business activity, spending and investment to slow, it would adversely impact the Bank’s financial results, as highlighted below in this MD&A.
Loans. Total loans increased $1.2 billion to $35.4 billion at March 31, 2022 from December 31, 2021 despite a $232.3 million decrease in commercial and industrial PPP loans. Our non-PPP loan portfolio increased $1.4 billion, or 17.1 percent on an annualized basis, largely due to well-balanced commercial loan production across our primary markets and an uptick in new residential mortgage loans originated for investment rather than sale. See further details on our loan activities under the “Loan Portfolio” section below.
Asset Quality. Total non-performing assets (NPAs), consisting of non-accrual loans, other real estate owned (OREO), and other repossessed assets decreased $12.7 million to $232.7 million at March 31, 2022 as compared to December 31, 2021. Non-accrual loans decreased $9.8 million to $230.5 million at March 31, 2022 as compared to December 31, 2021 partly due to lower commercial real estate non-accruals reflecting one loan payoff partly offset by two loans which were moved to non-accrual status. In addition, commercial and industrial along with residential mortgage non-accrual loans decreased partly due to loan payoffs during the first quarter 2022. Non-accrual loans represented 0.65 percent of total loans at March 31, 2022 compared to 0.70 percent at December 31, 2021.
Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) increased $36.9 million to $92.8 million, or 0.26 percent of total loans, at March 31, 2022 as compared to $55.9 million, or 0.16 percent of total loans at December 31, 2021. Commercial real estate loans past due 30 to 59 days and 60 to 89 days increased $16.4 million and $6.3 million, respectively, to $30.8 million and $6.3 million, respectively at March 31,

2022 as compared to December 31, 2021 mainly due to two loans totaling $13.2 million and $6.0 million included in these respective delinquency categories at March 31, 2022. Commercial and industrial loans past due 60 to 89 days and 90 days or more increased $6.6 million and $8.0 million, respectively, as compared to December 31, 2021 mainly due to a few additional loans that are considered well-secured and in the process of collection. See further details in the "Non-performing Assets" section below.
Deposits and Other Borrowings. Overall, average deposits increased by $1.0 billion to $35.8 billion for the first quarter 2022 as compared to the fourth quarter 2021 mostly due to increased quarterly average balances related to deposits assumed from Westchester on December 1, 2021. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 33 percent, 57 percent and 10 percent of total deposits as of March 31, 2022, respectively. Our mix of average deposits for the first quarter 2022 continued to shift away from higher cost time deposits to the non-maturity deposit categories as compared to the fourth quarter 2021. The shift has been aided by normal CD maturities and our ability to increase commercial and retail non-maturity deposits.
Actual ending balances for deposits increased $14.9 million to approximately $35.6 billion at March 31, 2022 from December 31, 2021 largely due to increases of $271.3 million and $16.3 million in the non-maturity non-interest bearing deposit and interest bearing deposit categories, respectively, mostly offset by a $272.7 million decrease in time deposits. The decrease in time deposits was driven by run-off of maturing retail CDs with some continued migration to the more liquid deposit product categories. Total brokered deposits (consisting of money market deposit accounts) decreased approximately $203 million to $1.2 billion at March 31, 2022 as compared to $1.4 billion at December 31, 2021 as our funding mix continued to shift to commercial and retail deposit customers. While we believe the current operating environment will likely continue to be favorable for Valley’s deposit gathering initiatives, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at March 31, 2022.
The following table presents average short-term and long-term borrowings for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
	(in thousands)
Average short-term borrowings:
FHLB advances	$434,444	$500,000	$996,667
Securities sold under repurchase agreements	148,575	170,433	145,728
Federal funds purchased	11,278	—	26,222
Total	$594,297	$670,433	$1,168,617

Average long-term borrowings:
FHLB advances	$788,956	$789,108	$1,563,987
Subordinated debt	631,056	636,514	403,181
Securities sold under repurchase agreements	—	—	300,000
Junior subordinated debentures issued to capital trusts	56,457	56,379	56,111
Total	$1,476,469	$1,482,001	$2,323,279
Average short-term borrowings decreased $574.3 million during the first quarter 2022 as compared to the first quarter 2021 mostly due to our repayment of maturing FHLB advances funded with excess cash liquidity. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) decreased $846.8 million from the first quarter 2021 largely due to the combination of prepayments of FHLB advances during the second quarter 2021, repayments at maturity of several FHLB advances and $300 million of long-term repurchase agreements which matured during the third quarter 2021, partially offset by our issuance of $300 million subordinated notes in the second quarter 2021.
Actual ending balances for short-term borrowings decreased by $171.5 million to $484.2 million at March 31, 2022 as compared to December 31, 2021 largely due to normal repayments of maturing FHLB advances, partially offset by $125 million of federal funds purchased at March 31, 2022. Long-term borrowings of $1.4 billion at March 31, 2022 remained relatively unchanged as compared to December 31, 2021.

Selected Performance Indicators. The following table presents our annualized performance ratios for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Return on average assets	1.07%	1.14%
Return on average assets, as adjusted	1.10	1.14

Return on average shareholders’ equity	9.15	9.96
Return on average shareholders’ equity, as adjusted	9.43	9.97

Return on average tangible shareholders’ equity (ROATE)	13.09	14.49
ROATE, as adjusted	13.49	14.50
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
Adjusted net income is computed as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income, as reported	$116,728	$115,710
Add: Losses on available for sale and held to maturity securities transactions (net of tax) (a)	6	85
Add: Merger related expenses (net of tax) (b)	3,579	—
Net income, as adjusted	$120,313	$115,795

(a)    Included in (losses) gains on securities transactions, net.
(c)    Merger related expenses are primarily within salary and employee benefits expense, and professional and legal fees.

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

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Net income, as adjusted	$120,313	$115,795
Average assets	$43,570,251	$40,770,731
Annualized return on average assets, as adjusted	1.10%	1.14%
Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Net income, as adjusted	$120,313	$115,795
Average shareholders' equity	$5,104,709	$4,645,400
Annualized return on average shareholders' equity, as adjusted	9.43%	9.97%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Net income	$116,728	$115,710
Net income, as adjusted	120,313	115,795
Average shareholders’ equity	$5,104,709	$4,645,400
Less: Average goodwill and other intangible assets	1,538,356	1,451,750
Average tangible shareholders’ equity	$3,566,353	$3,193,650
Annualized ROATE	13.09%	14.49%
Annualized ROATE, as adjusted	13.49%	14.50%

Net Interest Income
Net interest income consists of interest income and dividends earned on interest earning assets, less interest expense on interest bearing liabilities, and represents the main source of income for Valley.
Net interest income on a tax equivalent basis totaling $318.4 million for the first quarter 2022 increased $2.4 million as compared to the fourth quarter 2021 and increased $24.8 million from the first quarter 2021. Interest income on a tax equivalent basis in the first quarter 2022 increased $475 thousand to $341.2 million as compared to the fourth quarter 2021. The increase was mainly due to increases in average loans and taxable investments totaling $1.3 billion and $275.1 million, respectively, largely offset by a $10.1 million decrease in PPP loan related interest and fees during the first quarter 2022 caused by the significant wind-down of our remaining PPP loan portfolio over the last several quarters. Interest expense of $22.8 million for the first quarter 2022 decreased $1.9 million as compared to the fourth quarter 2021 as we reduced our cost of funding from deposits and borrowings.

Average interest earning assets increased $2.9 billion to $40.3 billion for the first quarter 2022 as compared to the first quarter 2021 primarily due to strong organic loan growth over the 12-month period ended March 31, 2022, loans acquired from Westchester on December 1, 2021, purchases of taxable investment securities and higher interest bearing overnight funds due to fluctuations in the timing of loan and investment activity, as well as deposit growth. Compared to the fourth quarter 2021, average interest earning assets increased by $1.1 billion during the first quarter 2022. The increase was primarily driven by a $1.3 billion increase in average loan balances due to continued organic loan growth mainly in the commercial and residential mortgage loan categories and loans acquired from Westchester.
Average interest bearing liabilities increased $193.7 million to $26.1 billion for the first quarter 2022 as compared to the first quarter 2021 mainly due to the general solid growth in commercial and retail customer deposits without stated maturities and $727 million of interest bearing deposits assumed from Westchester, partially offset by repayments of other borrowings during the last 12-month period. As compared to the fourth quarter 2021, average interest bearing liabilities increased by $565.0 million in the first quarter 2022 mainly due to continued growth in average non-maturity deposits balances, including supplemental growth from relatively new niche product efforts targeting cannabis companies and professional service firms, partially offset by continued run-off of higher cost time deposits and lower utilization of short-term FHLB advances as a funding source. Total average deposits, including non-interest bearing deposits, increased $1.0 billion to $35.8 billion for the first quarter 2022 as compared to the fourth quarter 2021. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
Our net interest margin on a tax equivalent basis of 3.16 percent for the first quarter 2022 decreased by 7 basis points and increased by 2 basis points from 3.23 percent and 3.14 percent for the fourth quarter 2021 and first quarter 2021, respectively. The yield on average interest earning assets decreased by 9 basis points on a linked quarter basis mostly due to the lower yield on loans and two less days in the first quarter 2022 as compared to the fourth quarter 2021. The yield on average loans decreased by 16 basis points to 3.67 percent for the first quarter 2022 as compared to the fourth quarter 2021 largely due to the decrease in PPP loan related interest and fees. The overall cost of average interest bearing liabilities decreased 4 basis points to 0.35 percent for the first quarter 2022 as compared to the fourth quarter 2021. The decrease was mainly due to a 22 basis point decrease in the cost of average long-term borrowings, the continued runoff of maturing higher cost time deposits, and the moderately lower cost of our average non-maturity interest bearing deposits. Our cost of total average deposits was 0.14 percent for the first quarter 2022 as compared to 0.15 percent for the fourth quarter 2021.

In March 2022, the Federal Reserve increased the federal funds target rate by 0.25 percent to 0.50 percent and projected as many as six more similar interest rate hikes during the remainder of 2022. Higher levels of market interest rates would benefit certain interest earning assets on our balance sheet and likely provide us the opportunity to reinvest any excess cash, including normal repayments of loans and investments, at higher rates. Under this scenario, we continue to anticipate a certain lag in higher funding costs given the current liquidity present in the U.S. banking system. Based upon our estimates at March 31, 2022, we anticipate net interest income for the full 12 months of 2022 to be approximately 8 to 12 percent higher than reported net interest income in 2021, excluding the impact of our recent acquisition of Bank Leumi USA on April 1, 2022.

On May 4, 2022, the Federal Reserve increased the federal funds target rate by 0.50 percent to a range of 0.75 percent to 1.00 percent. This increase was generally anticipated in the interest rate backdrop used to forecast our net interest income as of March 31, 2022 and as such, our projected net interest income range given above for 2022 is unchanged.

The following table reflects the components of net interest income for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$34,623,402	$317,390	3.67%	$33,338,128	$319,165	3.83%	$32,582,479	$313,206	3.85%
Taxable investments (3)	3,838,468	20,115	2.10	3,563,329	17,667	1.98	3,111,116	15,037	1.93
Tax-exempt investments (1)(3)	401,742	3,186	3.17	418,049	3,209	3.07	513,809	4,248	3.31
Interest bearing deposits with banks	1,419,436	461	0.13	1,873,508	636	0.14	1,178,815	224	0.08
Total interest earning assets	40,283,048	341,152	3.39	39,193,014	340,677	3.48	37,386,219	332,715	3.56
Allowance for credit losses	(367,989)			(355,415)			(347,262)
Cash and due from banks	281,883			326,074			312,882
Other assets	3,361,185			3,286,785			3,373,506
Unrealized gains on securities available for sale, net	12,124			23,370			45,386
Total assets	$43,570,251			$42,473,828			$40,770,731
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$20,522,629	$9,627	0.19%	$19,685,730	$9,983	0.20%	$16,617,762	$11,125	0.27%
Time deposits	3,554,520	2,831	0.32	3,744,792	3,328	0.36	5,844,524	11,093	0.76
Total interest bearing deposits	24,077,149	12,458	0.21	23,430,522	13,311	0.23	22,462,286	22,218	0.40
Short-term borrowings	594,297	806	0.54	670,433	983	0.59	1,168,617	1,758	0.60
Long-term borrowings (4)	1,476,469	9,525	2.58	1,482,001	10,383	2.80	2,323,279	15,155	2.61
Total interest bearing liabilities	26,147,915	22,789	0.35	25,582,956	24,677	0.39	25,954,182	39,131	0.60
Non-interest bearing deposits	11,686,534			11,316,264			9,373,000
Other liabilities	631,093			669,265			798,149
Shareholders’ equity	5,104,709			4,905,343			4,645,400
Total liabilities and shareholders’ equity	$43,570,251			$42,473,828			$40,770,731
Net interest income/interest rate spread (5)		$318,363	3.04%		$316,000	3.09%		$293,584	2.96%
Tax equivalent adjustment		(694)			(699)			(917)
Net interest income, as reported		$317,669			$315,301			$292,667
Net interest margin (6)			3.15%			3.22%			3.13%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.16%			3.23%			3.14%
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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2022 Compared to March 31, 2021
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$19,096	$(14,912)	$4,184
Taxable investments	3,733	1,345	5,078
Tax-exempt investments*	(895)	(167)	(1,062)
Interest bearing deposits with banks	53	184	237
Total increase (decrease) in interest income	21,987	(13,550)	8,437
Interest Expense:
Savings, NOW and money market deposits	2,270	(3,768)	(1,498)
Time deposits	(3,330)	(4,932)	(8,262)
Short-term borrowings	(793)	(159)	(952)
Long-term borrowings and junior subordinated debentures	(5,465)	(165)	(5,630)
Total decrease in interest expense	(7,318)	(9,024)	(16,342)
Total increase (decrease) in net interest income	$29,305	$(4,526)	$24,779

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income
Non-interest income increased $8.0 million for the three months ended March 31, 2022 as compared to the same period of 2021. The following table presents the components of non-interest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Trust and investment services	$5,131	$3,329
Insurance commissions	1,859	1,558
Service charges on deposit accounts	6,212	5,103
(Losses) gains on securities transactions, net	(1,072)	101
Fees from loan servicing	2,781	2,899
Gains on sales of loans, net	986	3,513
Bank owned life insurance	2,046	2,331
Other	21,327	12,399
Total non-interest income	$39,270	$31,233

Trust and investment services income increased by $1.8 million for the three months ended March 31, 2022 as compared to the same period in 2021 mostly due to additional revenues generated by our new advisory firm, Dudley Ventures, LLC, specializing in the investment and management of tax credit investments, which we acquired in October 2021.
Net losses on securities transactions of $1.1 million for the three months ended March 31, 2022 were mostly due to net trading losses (including the fair value mark at March 31, 2022) related to our trading municipal bond portfolio.
Net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each period end. Net gains on sales of loans decreased $2.5 million for the three months ended March 31, 2022 as compared to the same period of 2021 mostly due to lower loan sales volume and spreads (i.e., margin on individual loan sales). During the first quarter 2022, we sold approximately $201 million of residential mortgage loans as compared to $348 million during the first quarter 2021. In addition, the mark to market loss on loans held for sale carried at fair value resulted in net losses totaling $4.8 million and $9.5 million for the three months ended March 31, 2022 and 2021, respectively. Our ability to generate net gains on sales of loans could continue to be challenged by a number of factors, including increases in market interest rates, lower customer demand and our potential decision to change the mix of loans originated for investment in our loan portfolio rather than sale. See further discussion of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.
Other non-interest income increased $8.9 million for the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to higher fee income from derivative interest rate swaps executed with commercial lending customers caused by a greater volume of transactions. Swap fee income totaled $14.0 million and $6.2 million for the three months ended March 31, 2022 and 2021, respectively. While we believe our commercial loan swap based product will remain attractive to borrowers in the current interest rate environment, we can provide no assurance that our swap fees will remain at the level reported for the first quarter 2022.
Non-Interest Expense
Non-interest expense increased $37.1 million to $197.3 million for the three months ended March 31, 2022 as compared to the same period in 2021. The following table presents the components of non-interest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Salary and employee benefits expense	$107,733	$88,103
Net occupancy and equipment expense	36,806	32,259
FDIC insurance assessment	4,158	3,276
Amortization of other intangible assets	4,437	6,006
Professional and legal fees	14,749	6,272
Amortization of tax credit investments	2,896	2,744
Telecommunications expense	3,271	3,160
Other	23,290	18,393
Total non-interest expense	$197,340	$160,213
Salary and employee benefits expense increased $19.6 million for the three months ended March 31, 2022 as compared to the same period of 2021 primarily due to strategic increases in our headcount to enhance lending and operations (including additions to staff due to the Westchester acquisition), increases in our branch compensation to preserve staffing and service levels, and to keep pace with the increases in wage demand across the industry. In addition, salary and employee benefits expense included approximately $2.8 million in merger expense, primarily consisting of severance, during the first quarter 2022.

Net occupancy and equipment expense increased $4.5 million for the three months ended March 31, 2022 as compared to the same period of 2021 mainly due to higher technology related expense and repair and maintenance costs.
Amortization of other intangible assets decreased $1.6 million for the three months ended March 31, 2022 as compared to the same period of 2021 mostly due to lower amortization expense on mortgage servicing rights. During the first quarter 2021, the higher level of amortization expense was partly caused by the acceleration of loan prepayments from customer refinance activity, partially offset by $791 thousand of net recoveries of impairment charges on certain loan servicing rights. See Note 9 to the consolidated financial statements for additional information.
Professional and legal fees increased $8.5 million for the three months ended March 31, 2022 as compared to the same period of 2021. The increase was largely attributable to higher third party managed services expense, increased consulting expense mainly related to technology transformation and new product initiatives, and, to a lesser extent, merger related expenses of $770 thousand during the three months ended March 31, 2022.
Other non-interest expense increased $4.9 million for the three months ended March 31, 2022 as compared to the same period of 2021. The increase was largely due to higher data processing costs, OREO expense, meals and entertainment, advertising and other incrementally higher operating expenses due to the expansion of our operations, including the acquisition of Westchester on December 1, 2021. The first quarter 2022 also included $1.1 million of merger related expenses.

Efficiency Ratio
The efficiency ratio measures total non-interest expense as a percentage of net interest income plus total non-interest income. We believe this non-GAAP measure provides a meaningful comparison of our operational performance and facilitates investors’ assessments of business performance and trends in comparison to our peers in the banking industry. Our overall efficiency ratio, and its comparability to some of our peers, is negatively impacted primarily by the amortization of tax credit investments, as well as infrequent charges within non-interest income and expense, including merger related expenses.
The following table presents our efficiency ratio and a reconciliation of the efficiency ratio adjusted for certain items during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Total non-interest expense	$197,340	$160,213
Less: Amortization of tax credit investments (pre-tax)	2,896	2,744
Less: Merger related expenses (pre-tax) (a)	4,628	—
Total non-interest expense, adjusted	$189,816	$157,469
Net interest income	$317,669	$292,667
Total non-interest income	39,270	31,233
Add: Losses on available for sale and held to maturity securities transactions, net (pre-tax) (b)	9	118
Total net interest income and non-interest income	$356,948	$324,018
Efficiency ratio	55.29%	49.46%
Efficiency ratio, adjusted	53.18%	48.60%

(a)    Included primarily within salary and employee benefits expense, professional and legal fees and other expense.
(b)    Included in gains on securities transactions, net.

Income Taxes
Income tax expense totaled $39.3 million for the first quarter 2022 as compared to $42.3 million and $39.3 million for the fourth quarter 2021 and first quarter 2021, respectively. Our effective tax rate was 25.2 percent, 26.9 percent and 25.4 percent for the first quarter 2022, fourth quarter 2021 and first quarter 2021, respectively. The decrease in the effective tax rate in the first quarter 2022 as compared to the fourth quarter 2021 was mainly due to an increase in excess stock compensation benefit recognized within income tax expense for the 2022 period.
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
The following tables present the financial data for each business segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,638,942	$26,984,460	$5,659,646	$—	$40,283,048
Income (loss) before income taxes	22,981	136,831	5,530	(9,300)	156,042
Annualized return on average interest earning assets (before tax)	1.20%	2.03%	0.39%	N/A	1.55%

	Three Months Ended March 31, 2021
	Consumer Lending	Commercial Lending	Investment Management	Corporate and Other Adjustments	Total
	($ in thousands)
Average interest earning assets	$7,049,252	$25,533,227	$4,803,740	$—	$37,386,219
Income (loss) before income taxes	31,399	129,052	2,800	(8,220)	155,031
Annualized return on average interest earning assets (before tax)	1.78%	2.02%	0.23%	N/A	1.66%

See Note 14 to the consolidated financial statements for additional details.
Consumer Lending
This consumer lending segment represented 21.6 percent of our loan portfolio at March 31, 2022, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 13.3 percent of our loan portfolio at March 31, 2022) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 4.4 percent of total loans at March 31, 2022) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. The consumer lending segment also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, insurance and tax credit advisory services.
Average interest earning assets in this segment increased $589.7 million to $7.6 billion for the three months ended March 31, 2022 as compared to the first quarter 2021. The increase was largely due to solid new and refinanced residential mortgage loan volumes over the last 12-month period, as well as growth in automobile loans and secured personal lines of credit. Loans acquired from Westchester on December 1, 2021 did not materially impact this business segment.
Income before income taxes generated by the consumer lending segment decreased $8.4 million to $23.0 million for the first quarter 2022 as compared to the first quarter 2021 largely due to a $4.5 million increase in the provision for loan losses and a $9.1 million increase in the internal transfer expense. The negative impact of these items was partially offset by a $3.3 million decrease in non-interest expense. The increase in the provision for loan losses was mainly due to reserves related to residential loan growth and deterioration in our economic forecast in the first quarter 2022 from December 31, 2021, and a negative (credit) provision in the first quarter 2021 caused by improvement in the economic forecast component of the reserves at March 31, 2021. The higher internal transfer expense was mostly driven by general increases related to organic growth in our business. Non-interest expense was higher in the 2021 period partly due to the mark to market impact of mortgage banking derivatives. See Note 11 to the consolidated financial statements for additional information on our mortgage bank derivative activities.
The net interest margin on the consumer lending portfolio decreased 15 basis points to 2.94 percent for the first quarter 2022 as compared to the first quarter 2021 mainly due to a 34 basis point decrease in the yield on average loans, partially offset by a 19 basis point decrease in the costs associated with our funding sources. The 34 basis point decrease in loan yield was largely due to lower yielding new loan volumes and normal loan repayments over the last 12-month period. The decrease in our funding costs was mainly due to continued runoff of higher cost time deposits, greater mix of non-interest bearing deposits and our ability to reprice most deposit products at lower interest rates. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.

Commercial Lending
The commercial lending segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $5.8 billion and represented 16.4 percent of the total loan portfolio at March 31, 2022. Commercial real estate loans and construction loans totaled $21.9 billion and represented 62.0 percent of the total loan portfolio at March 31, 2022.
Average interest earning assets in this segment increased approximately $1.5 billion to $27.0 billion for the three months ended March 31, 2022 as compared to the first quarter 2021 mostly due to strong new organic loan originations primarily concentrated in the commercial real estate loan portfolio and acquired loans from Westchester, partially offset by run-off of commercial and industrial PPP loans due to SBA loan forgiveness.
For the three months ended March 31, 2022, income before income taxes for the commercial lending segment increased $7.8 million to $136.8 million as compared to the first quarter 2021 mainly driven by increases in both net interest income and non-interest income, as well as a lower provision for loan losses, partially offset by higher internal transfer expense. Net interest income for this segment increased $17.5 million to $246.6 million for the first quarter 2022 as compared to the same period in 2021 primarily due to additional income generated on higher average loans and lower funding costs. Non-interest income increased $9.2 million to $16.9 million for the three months ended March 31, 2022 as compared to the first quarter 2021 mainly due to a $7.8 million increase in swap fee income from derivative interest rate swaps executed with commercial loan customers. The provision for loan losses decreased by $10.0 million mainly due to lower reserves in the commercial real estate loan category attributed primarily to lower loss rates as compared to March 31, 2021. Internal transfer expense increased $29.4 million for the first quarter 2022 as compared to the first quarter 2021 due to general increases related to both organic and acquired growth in our business.
The net interest margin for this segment increased 4 basis points to 3.65 percent for the first quarter 2022 as compared to the first quarter 2021 due to a 17 basis point decrease in the cost of our funding sources, which was largely offset by a 13 basis point decrease in the yield on average loans.
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
Average interest earning assets in this segment increased $855.9 million during the first quarter 2022 as compared to the first quarter 2021 mainly due to increases in average investment securities and interest bearing deposits with banks totaling $615.3 million and $240.6 million, respectively. The higher average investment securities balance was mainly driven by purchases of residential mortgage backed securities classified as held to maturity funded largely funded by deposit growth over the last 12-month period. The increase in overnight investments and deposits with other banks was mostly due to fluctuations in the timing of loan and investment activity and excess cash liquidity resulting from the solid growth in commercial and retail customer deposits.
During the first quarter 2022, income before income taxes for the investment management segment increased $2.7 million to $5.5 million as compared to $2.8 million for the first quarter 2021. The increase was mainly due to higher net interest income, largely offset by an increase in internal transfer expense. The increase in net interest income totaled $6.3 million and was mostly driven by higher yields and average investment balances, as well as lower cost of funding. Internal transfer expense increased $3.8 million for the first quarter 2022 as compared to the first quarter 2021.

The net interest margin for this segment increased 25 basis points to 1.51 percent for the first quarter 2022 as compared to the same quarter in 2021 largely due to a 19 basis point decrease in our cost of funding coupled with a 6 basis point increase in the yield on average investments. The increase in the yield on average investments as compared to the first quarter 2021 was largely driven by the higher amortization expense in the prior year caused, in part, by acceleration of principal repayments in the low interest rate environment.
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
The corporate and other adjustments segment recognized pre-tax losses of $9.3 million and $8.2 million for the three months ended March 31, 2022 and 2021, respectively. The $1.1 million increase in the pre-tax loss during the 2022 period was mainly driven by an increase in non-interest expense and, to a much lesser extent, lower non-interest income, mostly offset by an increase in internal transfer income. Non-interest expense increased $41.8 million to $154.9 million during the three months ended March 31, 2022 as compared to the same period a year ago largely due to increases in salaries and employee benefits expense and professional and legal fees for the three months ended March 31, 2022. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A. The internal transfer income increased by $42.3 million to $145.6 million for the three months ended March 31, 2022 as compared to the same period year ago mostly due to general increases related to our growth.
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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2022. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of March 31, 2022. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2022. Although the size of Valley’s balance sheet is forecasted to remain static as of March 31, 2022 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter 2022. The model also utilizes an immediate parallel shift in market interest rates at March 31, 2022.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$117,882	8.76%
+100	58,392	4.34
–100	(67,571)	(5.02)
–200	(136,954)	(10.18)
As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12 month period by 4.34 percent. Management believes the interest rate sensitivity remains within an acceptable tolerance range at March 31, 2022. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
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
The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 110 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at March 31, 2022.
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
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities classified as trading and available for sale, loans held for sale, and from time to time, federal funds sold and receivables related to unsettled securities transactions. Total liquid assets were approximately $2.0 billion, representing 5.0 percent of earning assets at March 31, 2022 and $3.5 billion, representing 8.7 percent of earning assets at December 31, 2021. Of the $2.0 billion of liquid assets at March 31, 2022, approximately $488.5 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $644.5 million in principal payments from securities in the total investment portfolio at March 31, 2022 over the next 12 month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments from total loans and loans held for sale at March 31, 2022 are projected in accordance with their scheduled contractual terms to be approximately $10.1 billion over the next 12 month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $33.8 billion and $29.4 billion for the three months ended March 31, 2022 and for the year ended December 31, 2021, respectively, representing 84.1 percent and 78.3 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.
Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous banks. While these lending lines are uncommitted, management believes that the Bank could borrow approximately $1.7 billion from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Additionally, Valley's collateral pledged to the FHLB may be used to obtain Municipal Letters of Credit (MULOC) to collateralize certain municipal deposits held by Valley. At March 31, 2022, Valley had $1.5 billion of MULOCs outstanding for this purpose. Furthermore, we can obtain overnight borrowings from the Federal Reserve Bank of New York via the discount window as a contingency for additional liquidity. At March 31, 2022, our borrowing capacity under the Federal Reserve Bank's discount window was $2.0 billion.
We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) decreased approximately $171.5 million to $484.2 million at March 31, 2022 as compared to December 31, 2021 largely due to normal repayments of FHLB advances, partially offset by $125 million of federal funds purchased at March 31, 2022.
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
Investment Securities Portfolio

As of March 31, 2022, we had $36.0 million, $11.7 million, $1.0 billion and $3.1 billion in equity, trading debt, available for sale and held to maturity debt securities, respectively. The equity securities consisted of one publicly traded mutual fund, CRA investments and several other equity investments we have made in companies that develop new financial technologies and in a partnership that invests in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities. Our trading debt securities portfolio wholly consists of investment grade municipal bonds. The available for sale and held to maturity debt securities portfolios, which comprise the majority of the securities we own, include U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds. Among other securities, our available for sale debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, that may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers.
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
We have evaluated all available for sale debt securities that are in an unrealized loss position as of March 31, 2022 and December 31, 2021 and determined that the declines in fair value were mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment charges during the three months ended March 31, 2022 and the year ended December 31, 2021, as a result, there was no allowance for credit losses for available for sale debt securities at March 31, 2022 and December 31, 2021.
Held to maturity debt securities. Valley estimates the expected credit losses on held to maturity debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero loss expectation for certain securities within the held to maturity portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. Held to maturity debt securities were carried net of an allowance for credit losses totaling approximately $1.2 million at both March 31, 2022 and December 31, 2021. There were no net charge-offs of held to maturity debt securities for the three months ended March 31, 2022 and 2021.
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
The following table presents the held to maturity and available for sale debt securities portfolios by investment grades at March 31, 2022:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA Rated	$872,466	$1,049	$(35,760)	$837,755
AA Rated	55,058	40	(5,192)	49,906
A Rated	4,992	15	—	5,007
BBB Rated	19,000	105	(262)	18,843
Non-investment grade	4,997	—	(17)	4,980
Not rated	99,251	915	(1,623)	98,543
Total	$1,055,764	$2,124	$(42,854)	$1,015,034
Held to maturity investment grades: *
AAA Rated	$2,770,369	$4,154	$(156,629)	$2,617,894
AA Rated	134,261	808	(1,133)	133,936
A Rated	10,811	100	—	10,911
BBB Rated	6,000	135	(88)	6,047
Non-investment grade	5,556	—	(240)	5,316
Not rated	146,208	31	(6,492)	139,747
Total	$3,073,205	$5,228	$(164,582)	$2,913,851
Allowance for credit losses	1,222	—	—	—
Total, net of allowance for credit losses	$3,071,983	$5,228	$(164,582)	$2,913,851

*	Rated using external rating agencies. Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA rated category of the held to maturity debt securities (in the above table) are mainly related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. The investment securities held to maturity portfolio included $146.2 million of investments not rated by the rating agencies with aggregate unrealized losses of $6.5 million at March 31, 2022 mostly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million.
See Note 7 to the consolidated financial statements for additional information regarding our investment securities portfolio.
Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2022	December 31, 2021
	($ in thousands)
Loans
Commercial and industrial:
Commercial and industrial	$5,587,781	$5,411,601
Commercial and industrial PPP loans	203,609	435,950
Total commercial and industrial *	5,791,390	5,847,551
Commercial real estate:
Commercial real estate	19,763,202	18,935,486
Construction	2,174,542	1,854,580
Total commercial real estate	21,937,744	20,790,066
Residential mortgage	4,691,935	4,545,064
Consumer:
Home equity	393,538	400,779
Automobile	1,552,928	1,570,036
Other consumer	996,870	1,000,161
Total consumer loans	2,943,336	2,970,976
Total loans*	$35,364,405	$34,153,657
As a percent of total loans:
Commercial and industrial	16.4%	17.1%
Commercial real estate	62.0	60.9
Residential mortgage	13.3	13.3
Consumer loans	8.3	8.7
Total	100.0%	100.0%

*     Includes net unearned discount and deferred loan fees of $62.0 million and $78.5 million at March 31, 2022 and December 31, 2021, respectively. Net unearned discounts and deferred loan fees included include the non-credit discount on purchased credit deteriorated (PCD) loans, and $5.9 million and $12.1 million of net unearned fees related to PPP loans at March 31, 2022 and December 31, 2021, respectively.
Commercial and industrial loans decreased $56.2 million, or 3.8 percent on an annualized basis, to $5.8 billion at March 31, 2022 as compared to December 31, 2021 mostly due to $232.3 million of PPP loans that were forgiven (i.e., repaid) during the first quarter 2022. PPP loan forgiveness will likely continue to negatively impact our ability to grow total commercial and industrial loans during the second quarter 2022. Non-PPP commercial and industrial loans increased by $176.2 million at March 31, 2022, or 13.0 percent on an annualized basis, as compared to December 31, 2021 mainly resulting from the solid new loan pipeline in most of our markets driven by several factors, including direct calling efforts of our growing commercial lending team.

Commercial real estate loans (excluding construction loans) increased $827.7 million, or 17.5 percent on an annualized basis, to $19.8 billion at March 31, 2022 from December 31, 2021 reflecting solid organic growth across most of our geographic footprints. Construction loans increased $320.0 million, or 69.0 percent on an annualized basis, to $2.2 billion at March 31, 2022 from December 31, 2021 largely due to a higher volume of advances on pre-existing loan projects during the first quarter 2022.
Residential mortgage loans increased $146.9 million, or 12.9 percent on an annualized basis, during the first quarter 2022 mainly due to new loan activity in the purchased home market, and, to a lesser extent, refinance loan volumes. New and refinanced residential mortgage loans totaled $552.6 million for the first quarter 2022 as compared to $632.8 million and $550.6 million for the fourth quarter 2021 and first quarter 2021, respectively. Florida originations totaled approximately $183.1 million and represented 33 percent of total originations. Of the total originations in the first quarter 2022, $144.5 million of residential mortgage loans were originated for sale rather than held for investment as compared to $287.8 million during the first quarter 2021. During the first quarter 2022, we retained over 74 percent of the total residential mortgages originations in our held for investment loan portfolio. We sold approximately $201.2 million of residential mortgage loans held for sale during the first quarter 2022. While we retained a higher percentage of new loan volumes during the first quarter 2022, we may continue to sell a large portion of our loan originations during the second quarter 2022 based upon normal management of the interest rate risk and mix of the interest earning assets on our balance sheet. Additionally, refinanced loan applications have decreased significantly in the early stages of the second quarter 2022 due to the recent increase in mortgage interest rates and may challenge our ability to grow this loan category.
Home equity loans decreased by $7.2 million to $393.5 million at March 31, 2022 compared to December 31, 2021. New home equity loan volumes and customer usage of existing home equity lines of credit continue to be modest, and may be further challenged by a less favorable rising interest rate environment.
Automobile loans decreased by $17.1 million, or 4.4 percent on an annualized basis, to $1.6 billion at March 31, 2022 as compared to December 31, 2021 as loan repayments outpaced origination volumes in the first quarter 2022. Car manufacturers have continued to struggle with low inventories of new vehicles caused by supply chain disruptions which have slowed auto production. We originated $148.1 million in auto loans through our dealership network during the first quarter 2022 as compared to $177.1 million in the fourth quarter 2021. Of the total originations, our Florida dealership network contributed $24.5 million in auto loan originations, representing approximately 17 percent of new loans, during the first quarter 2022. The current low levels of new and used automobile inventories may continue to negatively impact our auto loan growth during the second quarter 2022.
Other consumer loans decreased $3.3 million to $996.9 million at March 31, 2022 as compared to $1.0 billion at December 31, 2021.
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
For the remainder of 2022, we anticipate strong organic commercial and industrial non-PPP and commercial real estate loan growth. In the early stages of the second quarter 2022, we are encouraged that our commercial loan origination pipelines remain robust and overall loan growth should remain well-diversified across our markets in our commercial loan categories. Due to the exceptional growth generated in the first quarter, and an improved outlook for the rest of the year, we currently project that our organic loan growth will range from 10 to 12 percent for the full year of 2022, excluding the impact of our recent acquisition of Bank Leumi USA on April 1, 2022. However, there can be no assurance that those positive trends will continue, or balances will not decline from March 31, 2022 given the uncertainty in the U.S. economy due to several factors, including the Russia-Ukraine war, persistently high inflation, and the impact of the Federal Reserve's monetary policy actions.

Non-performing Assets
Non-performing assets (NPA) include non-accrual loans, other real estate owned (OREO), and other repossessed assets (which primarily consists of automobiles and taxi medallions) at March 31, 2022. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less estimated cost to sell.
Our NPAs decreased $12.7 million to $232.7 million at March 31, 2022 as compared to December 31, 2021 largely due to loan payoffs net of new non-accrual loans in several categories during the first quarter. NPAs as a percentage of total loans and NPAs totaled 0.65 percent and 0.71 percent at March 31, 2022 and December 31, 2021, respectively (as shown in the table below). We believe our total NPAs has remained relatively low as a percentage of the total loan portfolio and the level of NPAs is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. During 2021 and the first quarter 2022, our overall credit trends remained stable, and our business and borrowers continued to demonstrate resilience and growth despite the continuing challenges of the COVID-19 pandemic. However, management cannot provide assurance that the non-performing assets will not increase substantially from the levels reported at March 31, 2022 due to the continuing economic uncertainty and potential for credit deterioration. In addition, a few borrowers are still performing under forbearance agreements at March 31, 2022 as discussed under the "Loan Forbearance" section below.

The following table sets forth by loan category accruing past due and non-performing assets at the dates indicated in conjunction with our asset quality ratios:

	March 31, 2022	December 31, 2021
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$6,723	$6,717
Commercial real estate	30,807	14,421
Construction	1,708	1,941
Residential mortgage	9,266	10,999
Total consumer	5,862	6,811
Total 30 to 59 days past due	54,366	40,889
60 to 89 days past due:
Commercial and industrial	14,461	7,870
Commercial real estate	6,314	—
Construction	3,125	—
Residential mortgage	2,560	3,314
Total consumer	554	1,020
Total 60 to 89 days past due	27,014	12,204
90 or more days past due:
Commercial and industrial	9,261	1,273
Commercial real estate	—	32
Residential mortgage	1,746	677
Total consumer	400	789
Total 90 or more days past due	11,407	2,771
Total accruing past due loans	$92,787	$55,864
Non-accrual loans:
Commercial and industrial	$96,631	$99,918
Commercial real estate	79,180	83,592
Construction	17,618	17,641
Residential mortgage	33,275	35,207
Total consumer	3,754	3,858
Total non-accrual loans	230,458	240,216
Other real estate owned (OREO)	1,024	2,259
Other repossessed assets	1,176	2,931
Total non-performing assets (NPAs)	$232,658	$245,406
Performing troubled debt restructured loans	$56,538	$71,330
Total non-accrual loans as a % of loans	0.65%	0.70%
Total NPAs as a % of loans and NPAs	0.65	0.71
Total accruing past due and non-accrual loans as a % of loans	0.91	0.87
Allowance for loan losses as a % of non-accrual loans	157.30	149.53
Loans past due 30 to 59 days increased $13.5 million to $54.4 million at March 31, 2022 as compared to December 31, 2021. Commercial real estate loans past due 30 to 59 days increased $16.4 million to $30.8 million at March 31, 2022 as compared to December 31, 2021 mainly due to a $13.2 million loan included in this delinquency category at March 31, 2022.
Loans past due 60 to 89 days increased $14.8 million to $27.0 million at March 31, 2022 as compared to December 31, 2021. Commercial and industrial and commercial real estate loans within this delinquency category increased $6.6 million and $6.3 million, respectively, at March 31, 2022 mainly due to a few additional loans that are considered well-secured and in the process of collection reported at March 31, 2022.
Loans past due 90 days or more and still accruing interest increased $8.6 million to $11.4 million at March 31, 2022 as compared to December 31, 2021. The increase was mainly driven by a $8.0 million increase in commercial and industrial loans category, as well as a moderate increase in residential mortgage delinquencies. All of the loans past due 90 days or more and still accruing interest reported at March 31, 2022 are considered to be well-secured and in the process of collection.
Non-accrual loans decreased $9.8 million to $230.5 million at March 31, 2022 as compared to $240.2 million at December 31, 2021 mostly due to decreases of $4.4 million and $3.3 million in commercial real estate and commercial and industrial loans, respectively. The decrease in commercial real estate loans delinquencies was due, in part, to the full repayment of a $12.0 million loan during the first quarter 2022, partly offset by two new non-accrual loans at March 31, 2022. The decrease in non-accrual commercial and industrial loans was also partly due to loan payoffs during the first quarter 2022.
Non-accrual commercial and industrial loans totaled $96.6 million at March 31, 2022 and largely consist of non-performing New York City and Chicago taxi medallion loans totaling $84.7 million and $574 thousand, respectively. At March 31, 2022, the taxi medallion loans had related reserves of $58.2 million, or 68.2 percent of such loans. The tax medallion loans and related reserves remained relatively unchanged from December 31, 2021. Potential declines in the market valuation of taxi medallions and the stressed operating environment mainly within New York City due to the COVID-19 pandemic could negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $5.6 million within the allowance for loan losses based upon the taxi medallion loan balances at March 31, 2022. See the "Allowance for Credit Losses" section below for further details on our reserves.
OREO properties totaled $1.0 million at March 31, 2022 and declined $1.2 million as compared to December 31, 2021. Net gains and losses from sales of OREO were immaterial for the three months ended March 31, 2022 and 2021. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.8 million and $2.5 million at March 31, 2022 and December 31, 2021, respectively.

TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing interest or as non-accrual loans) totaled $56.5 million at March 31, 2022 as compared to $71.3 million at December 31, 2021. Performing TDRs consisted of 89 loans at March 31, 2022. On an aggregate basis, the $56.5 million in performing TDRs at March 31, 2022 had a modified weighted average interest rate of approximately 4.12 percent as compared to a pre-modification weighted average interest rate of 4.27 percent.
Loan Forbearance. In response to the COVID-19 pandemic and its economic impact on certain customers, Valley implemented short-term loan modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment, when requested by customers. Generally, the modification terms allow for a deferral of payments for up to 90 days, which Valley could extend for an additional 90 days. Any extensions beyond this period were provided in accordance with applicable regulatory guidance. Under the applicable accounting and regulatory guidance, none of these loans were classified as TDRs at March 31, 2022 and December 31, 2021. Valley had $23.0 million of outstanding loans remaining in their payment deferral periods under short-term modifications at March 31, 2022 as compared to $27.9 million at December 31, 2021.
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
For the first quarter 2022, we incorporated a probability weighted three-scenario economic forecast, including Moody's Baseline, S-3 and S-4 scenarios. At March 31, 2022, Valley maintained the majority of its probability weighting to the Moody’s Baseline scenario with less emphasis on the S-3 downside and S-4 (most adverse) scenarios. The Baseline weighting reflects a positive economic outlook including higher GDP growth and lower unemployment levels that are expected to improve labor market conditions and promote stronger economic growth during 2022. During the first quarter 2022, we removed our modest weighting to the Moody's S-1 upside scenario used at December 31, 2021 and added weighting to the S-4 adverse scenario due to the greater uncertainty caused by recent developments, including, but not limited to persistently high inflation, the Federal Reserve's monetary policy actions, the Russia-Ukraine war and the unknown impact of economic sanctions on Russia that may further negatively impact the supply chain in the US and abroad.
At March 31, 2022, the Moody's Baseline forecast included the following specific assumptions:
•GDP expansion by over 4.8 percent in the second quarter 2022;
•Unemployment of 3.7 percent in the second quarter 2022 and improving to 3.4 percent over the remainder of the forecast period ending in the first quarter 2024; and
•Strong U.S. economic growth driven by continued consumer spending.
See more details regarding our allowance for credit losses for loans in Note 8 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated.

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
	($ in thousands)
Average loans outstanding	$34,623,402	$33,338,128	$32,582,479
Allowance for credit losses for loans
Beginning balance	375,702	356,927	351,354
Allowance for purchased credit deteriorated (PCD) loans	—	6,542	—
Loans charged-off:
Commercial and industrial	(1,571)	(2,224)	(7,142)
Commercial real estate	(173)	—	(382)
Residential mortgage	(26)	(1)	(138)
Total consumer	(825)	(914)	(1,138)
Total charge-offs	(2,595)	(3,139)	(8,800)
Charged-off loans recovered:
Commercial and industrial	824	1,153	1,589
Commercial real estate	107	1,794	65
Construction	—	—	4
Residential mortgage	457	100	157
Total consumer	1,257	716	930
Total recoveries	2,645	3,763	2,745
Net loan recoveries (charge-offs)	50	624	(6,055)
Provision charged for credit losses	3,500	11,609	9,014
Ending balance	$379,252	$375,702	$354,313
Components of allowance for credit losses for loans:
Allowance for loan losses	$362,510	$359,202	$342,880
Allowance for unfunded credit commitments	16,742	16,500	11,433
Allowance for credit losses for loans	$379,252	$375,702	$354,313
Components of provision for credit losses for loans:
Provision for credit losses for loans	$3,258	$9,509	$8,692
Provision for unfunded credit commitments	242	2,100	322
Total provision for credit losses for loans	$3,500	$11,609	$9,014

Annualized ratio of net (recoveries) charge-offs to average loans outstanding	0.00%	(0.01)%	0.07%

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the indicated:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
	($ in thousands)
Net loan recoveries (charge-offs)
Commercial and industrial	$(747)	$(1,071)	$(5,553)
Commercial real estate	(66)	1,794	(317)
Construction	—	—	4
Residential mortgage	431	99	19
Total consumer	432	(198)	(208)
Total	$50	$624	$(6,055)
Average loans outstanding
Commercial and industrial	$5,727,350	$5,659,831	$6,891,366
Commercial real estate	19,342,697	18,353,345	16,913,773
Construction	1,914,413	1,857,590	1,728,088
Residential mortgage	4,681,417	4,516,379	4,435,252
Total consumer	2,957,525	2,950,983	2,614,000
Total	$34,623,402	$33,338,128	$32,582,479
Net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	0.01%	0.02%	0.08%
Commercial real estate	0.00	(0.01)	0.00
Construction	0.00	0.00	0.00
Residential mortgage	(0.01)	0.00	0.00
Total consumer	(0.01)	0.01	0.01
Net loan loss recoveries totaled $50 thousand and $624 thousand for the first quarter 2022 and fourth quarter 2021, respectively, as compared to $6.1 million in net loan charge-offs for the first quarter 2021. There were partial charge-offs of taxi medallion loans of $206 thousand within the commercial and industrial loan category during the first quarter 2022 as compared to $3.3 million for the first quarter 2021. There were no charge-offs of taxi medallion loans in the fourth quarter 2021. The overall level of loan charge-offs (as presented in the above table) continued to remain very low and trend well within management's expectations for the credit quality of the loan portfolio for the first quarter 2022.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2022		December 31, 2021		March 31, 2021
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$101,203	1.75%	$103,090	1.76%	$126,408	1.77%
Commercial real estate loans:
Commercial real estate	189,927	0.96	193,258	1.02	153,680	0.91
Construction	30,022	1.38	24,232	1.31	20,556	1.15
Total commercial real estate loans	219,949	1.00	217,490	1.05	174,236	0.93
Residential mortgage loans	28,189	0.60	25,120	0.55	27,172	0.67
Consumer loans:
Home equity	3,656	0.93	3,889	0.97	4,199	1.03
Auto and other consumer	9,513	0.37	9,613	0.37	10,865	0.46
Total consumer loans	13,169	0.45	13,502	0.45	15,064	0.54
Allowance for loan losses	362,510	1.03	359,202	1.05	342,880	1.05
Allowance for unfunded credit commitments	16,742		16,500		11,433
Total allowance for credit losses for loans	$379,252		$375,702		$354,313
Allowance for credit losses for loans as a % total loans		1.07%		1.10%		1.08%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments (including letters of credit), as a percentage of total loans was 1.07 percent, 1.10 percent and 1.08 percent at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. During the first quarter 2022, we recorded a $3.5 million provision for credit losses as compared to $11.6 million and $9.0 million for the fourth quarter 2021 and the first quarter 2021, respectively. The first quarter 2022 provision and increase in our allowance at March 31, 2022 largely reflects additional reserves required due to loan growth during the first quarter 2022.
The allocated reserves as a percentage of commercial real estate loans decreased 6 basis points to 0.96 percent at March 31, 2022 from December 31, 2021 mainly due to lower quantitative reserves for non-owner occupied loans caused by the improvement in the expected loss rates at March 31, 2022. The allowance for credit losses as a percentage of total non-PPP loans was 1.08 percent, 1.11 percent and 1.17 percent for the first quarter 2022, fourth quarter 2021 and first quarter 2021, respectively.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2022 and December 31, 2021, shareholders’ equity totaled approximately $5.1 billion, which represented 11.7 percent of total assets. During the three months ended March 31, 2022, total shareholders’ equity increased by $12.3 million primarily due to net income of $116.7 million, partially offset by cash dividends declared on common and preferred stock totaling a combined $50.0 million, an increase in other comprehensive loss of $38.2 million, repurchases of $13.5 million of our common stock with these shares held as treasury stock and a $2.7 million decrease attributable to the effect of our stock incentive plan.
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
We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of March 31, 2022 and December 31, 2021, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final interim rule as of April 3, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e. provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. Starting January 1, 2022, the deferral amount totaling $47.3 million after-tax will be phased-in 25 percent per year until fully phased-in on January 1, 2025. As of March 31, 2022, approximately $11.8 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk based capital ratios by approximately 4 basis points.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at March 31, 2022 and December 31, 2021:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2022
Total Risk-based Capital
Valley	$4,499,638	12.65%	$3,735,425	10.50%	N/A	N/A
Valley National Bank	4,576,857	12.88	3,730,491	10.50	$3,552,849	10.00%
Common Equity Tier 1 Capital
Valley	3,439,249	9.67	2,490,283	7.00	N/A	N/A
Valley National Bank	4,290,309	12.08	2,486,994	7.00	2,309,352	6.50
Tier 1 Risk-based Capital
Valley	3,654,090	10.27	3,023,915	8.50	N/A	N/A
Valley National Bank	4,290,309	12.08	3,019,922	8.50	2,842,279	8.00
Tier 1 Leverage Capital
Valley	3,654,090	8.70	1,679,775	4.00	N/A	N/A
Valley National Bank	4,290,309	10.22	1,679,314	4.00	2,099,143	5.00
As of December 31, 2021
Total Risk-based Capital
Valley	$4,454,485	13.10%	$3,569,144	10.50%	N/A	N/A
Valley National Bank	4,571,448	13.45	3,567,618	10.50	$3,397,732	10.00%
Common Equity Tier 1 Capital
Valley	3,417,930	10.06	2,379,429	7.00	N/A	N/A
Valley National Bank	4,308,734	12.68	2,378,412	7.00	2,208,526	6.50
Tier 1 Risk-based Capital
Valley	3,632,771	10.69	2,889,307	8.50	N/A	N/A
Valley National Bank	4,308,734	12.68	2,888,072	8.50	2,718,185	8.00
Tier 1 Leverage Capital
Valley	3,632,771	8.88	1,635,508	4.00	N/A	N/A
Valley National Bank	4,307,734	10.53	1,636,097	4.00	2,045,121	5.00

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding as follows:

	March 31, 2022	December 31, 2021
	($ in thousands, except for share data)
Common shares outstanding	421,394,277	421,437,068
Shareholders’ equity	$5,096,384	$5,084,066
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	1,543,238	1,529,394
Tangible common shareholders’ equity	$3,343,455	$3,344,981
Tangible book value per common share	$7.93	$7.94
Book value per common share	$11.60	$11.57

Management believes the tangible book value per common share ratio, a non-GAAP financial measure, provides information useful to management and investors in understanding our underlying operational performance, our business and performance trends and facilitates comparisons with the performance of others in the financial services industry. This non-GAAP financial measure should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. This non-GAAP financial measure may also be calculated differently from similar measures disclosed by other companies.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 59.3 percent for the three months ended March 31, 2022 as compared to 60.7 percent for the year ended December 31, 2021.
Cash dividends declared amounted to $0.11 per common share for each of the three months ended March 31, 2022 and 2021. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters
For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2021 in the MD&A section - “Liquidity and Cash Requirements” and Notes 11 and 12 to the consolidated financial statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 56 for a discussion of interest rate sensitivity.

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
(b) Changes in internal controls over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
In the normal course of business, we are a party to various outstanding legal proceedings and claims. There have been no material changes in the legal proceedings, if any, previously disclosed under Part I, Item 3 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A.	Risk Factors
There have been no material changes in the risk factors previously disclosed in the section titled "Risk Factors" in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2022 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2) (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2022 to January 31, 2022	869,041	$13.77	451,000	2,046,473
February 1, 2022 to February 28, 2022	860,112	13.47	563,503	1,482,970
March 1, 2022 to March 31, 2022	5,287	14.43	—	1,482,970
Total	1,734,440	$13.62	1,014,503

(1)Includes repurchases made in connection with the vesting of employee restricted stock awards.
(2)On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. The repurchase plan has no stated expiration date. No repurchase plans or programs expired or terminated during the three months ended March 31, 2022. On April 26, 2022, Valley terminated its 2007 stock repurchase plan (and the remaining shares available for repurchase under this plan in the table above).
(3)On April 26, 2022, Valley publicly announced a stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase will expire on April 25, 2024.
.

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
(10.1)
Investor Rights Agreement, dated as of April 1, 2022, by and between Valley National Bancorp and Bank Leumi Le-Israel B.M., incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report filed on April 1, 2022.

	(10.2)	Separation Agreement and General Release between Valley National Bank and Robert Bardusch dated as of February 16, 2022.*
(31.1)	Certification of Ira Robbins, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(31.2)	Certification of Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(32)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, Chairman of the Board and Chief Executive Officer of the Company, and Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company.**

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
May 9, 2022	Ira Robbins
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
May 9, 2022	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)