Form 10-Q
period 2022-06-30
VALLEY NATIONAL BANCORP
filed 2022-08-09
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 506,340,635 shares were outstanding as of August 8, 2022.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Cash and due from banks	$481,414	$205,156
Interest bearing deposits with banks	906,898	1,844,764
Investment securities:
Equity securities	41,716	36,473
Trading debt securities	—	38,130
Available for sale debt securities	1,382,551	1,128,809
Held to maturity debt securities (net of allowance for credit losses of $1,508 at June 30, 2022 and $1,165 at December 31, 2021)	3,718,469	2,667,532
Total investment securities	5,142,736	3,870,944
Loans held for sale, at fair value	18,348	139,516
Loans	43,560,777	34,153,657
Less: Allowance for loan losses	(468,819)	(359,202)
Net loans	43,091,958	33,794,455
Premises and equipment, net	360,819	326,306
Lease right of use assets	315,820	259,117
Bank owned life insurance	714,762	566,770
Accrued interest receivable	134,682	96,882
Goodwill	1,871,505	1,459,008
Other intangible assets, net	218,642	70,386
Other assets	1,181,223	813,139
Total Assets	$54,438,807	$43,446,443
Liabilities
Deposits:
Non-interest bearing	$16,139,559	$11,675,748
Interest bearing:
Savings, NOW and money market	23,547,951	20,269,620
Time	4,193,541	3,687,044
Total deposits	43,881,051	35,632,412
Short-term borrowings	1,522,804	655,726
Long-term borrowings	1,403,805	1,423,676
Junior subordinated debentures issued to capital trusts	56,587	56,413
Lease liabilities	368,920	283,106
Accrued expenses and other liabilities	1,000,727	311,044
Total Liabilities	48,233,894	38,362,377
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at June 30, 2022 and December 31, 2021)	111,590	111,590
Series B (4,000,000 shares issued at June 30, 2022 and December 31, 2021)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 507,896,910 and 423,034,027 shares at June 30, 2022 and December 31, 2021)	178,185	148,482
Surplus	4,965,488	3,883,035
Retained earnings	982,146	883,645
Accumulated other comprehensive loss	(108,337)	(17,932)
Treasury stock, at cost (1,568,384 common shares at June 30, 2022 and 1,596,959 common shares at December 31, 2021)	(22,260)	(22,855)
Total Shareholders’ Equity	6,204,913	5,084,066
Total Liabilities and Shareholders’ Equity	$54,438,807	$43,446,443
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income
Interest and fees on loans	$415,577	$315,314	$732,942	$628,495
Interest and dividends on investment securities:
Taxable	27,534	12,716	45,973	25,882
Tax-exempt	5,191	3,216	7,708	6,572
Dividends	3,076	2,167	4,752	4,038
Interest on federal funds sold and other short-term investments	1,569	235	2,030	459
Total interest income	452,947	333,648	793,405	665,446
Interest Expense
Interest on deposits:
Savings, NOW and money market	17,122	11,166	26,749	22,291
Time	3,269	6,279	6,100	17,372
Interest on short-term borrowings	4,083	1,168	4,889	2,926
Interest on long-term borrowings and junior subordinated debentures	10,313	14,128	19,838	29,283
Total interest expense	34,787	32,741	57,576	71,872
Net Interest Income	418,160	300,907	735,829	593,574
Provision (credit) for credit losses for held to maturity securities	286	(30)	343	(388)
Provision for credit losses for loans	43,712	8,777	47,212	17,791
Net Interest Income After Provision for Credit Losses	374,162	292,160	688,274	576,171
Non-Interest Income
Wealth management and trust fees	9,577	3,532	14,708	6,861
Insurance commissions	3,463	2,637	5,322	4,195
Service charges on deposit accounts	10,067	5,083	16,279	10,186
(Losses) gains on securities transactions, net	(309)	375	(1,381)	476
Fees from loan servicing	2,717	3,187	5,498	6,086
Gains on sales of loans, net	3,602	10,061	4,588	13,574
Bank owned life insurance	2,113	2,475	4,159	4,806
Other	27,303	15,776	48,630	28,175
Total non-interest income	58,533	43,126	97,803	74,359
Non-Interest Expense
Salary and employee benefits expense	154,798	91,095	262,531	179,198
Net occupancy expense	22,429	18,550	44,420	39,230
Technology, furniture and equipment expense	49,866	23,220	75,880	43,950
FDIC insurance assessment	5,351	3,374	9,509	6,650
Amortization of other intangible assets	11,400	5,449	15,837	11,455
Professional and legal fees	30,409	7,486	45,158	13,758
Loss on extinguishment of debt	—	8,406	—	8,406
Amortization of tax credit investments	3,193	2,972	6,089	5,716
Other	22,284	11,341	37,646	23,743
Total non-interest expense	299,730	171,893	497,070	332,106
Income Before Income Taxes	132,965	163,393	289,007	318,424
Income tax expense	36,552	42,881	75,866	82,202
Net Income	96,413	120,512	213,141	236,222
Dividends on preferred stock	3,172	3,172	6,344	6,344
Net Income Available to Common Shareholders	$93,241	$117,340	$206,797	$229,878

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (continued)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings Per Common Share:
Basic	$0.18	$0.29	$0.45	$0.57
Diluted	0.18	0.29	0.44	0.56
Cash Dividends Declared per Common Share	0.11	0.11	0.22	0.22
Weighted Average Number of Common Shares Outstanding:
Basic	506,302,464	405,963,209	464,172,210	405,560,146
Diluted	508,479,206	408,660,778	466,320,683	408,152,458
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$96,413	$120,512	$213,141	$236,222
Other comprehensive loss, net of tax:
Unrealized gains and losses on available for sale securities
Net losses arising during the period	(52,269)	(1,471)	(91,161)	(11,907)
Less reclassification adjustment for net losses (gains) included in net income	—	76	(10)	120
Total	(52,269)	(1,395)	(91,171)	(11,787)
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(23)	(147)	195	27
Less reclassification adjustment for net (gains) losses included in net income	(80)	534	306	1,185
Total	(103)	387	501	1,212
Defined benefit pension plan
Amortization of actuarial net loss	133	278	265	558
Total other comprehensive loss	(52,239)	(730)	(90,405)	(10,017)
Total comprehensive income	$44,174	$119,782	$122,736	$226,205
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2022

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2021	$209,691	421,437	$148,482	$3,883,035	$883,645	$(17,932)	$(22,855)	$5,084,066
Net income	—	—	—	—	116,728	—	—	116,728
Other comprehensive loss, net of tax	—	—	—	—	—	(38,166)	—	(38,166)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(46,803)	—	—	(46,803)
Effect of stock incentive plan, net	—	972	—	(10,799)	(5,173)	—	13,220	(2,752)
Purchase of treasury stock	—	(1,015)	—	—	—	—	(13,517)	(13,517)
Balance - March 31, 2022	209,691	421,394	148,482	3,872,236	945,225	(56,098)	(23,152)	5,096,384
Net income	—	—	—	—	96,413	—	—	96,413
Other comprehensive loss, net of tax	—	—	—	—	—	(52,239)	—	(52,239)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(56,211)	—	—	(56,211)
Effect of stock incentive plan, net	—	72	1	5,125	(109)	—	892	5,909
Common stock issued in acquisition	—	84,863	29,702	1,088,127	—	—	—	1,117,829
Balance - June 30, 2022	$209,691	506,329	$178,185	$4,965,488	$982,146	$(108,337)	$(22,260)	$6,204,913

For the Six Months Ended June 30, 2021

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2020	$209,691	403,859	$141,746	$3,637,468	$611,158	$(7,718)	$(225)	$4,592,120
Net income	—	—	—	—	115,710	—	—	115,710
Other comprehensive loss, net of tax	—	—	—	—	—	(9,287)	—	(9,287)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(45,281)	—	—	(45,281)
Effect of stock incentive plan, net	—	1,939	689	14,480	(5,764)	—	175	9,580
Balance - March 31, 2021	209,691	405,798	142,435	3,651,948	672,651	(17,005)	(50)	4,659,670
Net income	—	—	—	—	120,512	—	—	120,512
Other comprehensive loss, net of tax	—	—	—	—	—	(730)	—	(730)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(45,093)	—	—	(45,093)
Effect of stock incentive plan, net	—	286	115	6,688	(130)	—	(53)	6,620
Balance - June 30, 2021	$209,691	406,084	$142,550	$3,658,636	$744,768	$(17,735)	$(103)	$4,737,807

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$213,141	$236,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,185	27,681
Stock-based compensation	13,420	10,690
Provision for credit losses	47,555	17,403
Net amortization of premiums and accretion of discounts on securities and borrowings	9,680	14,112
Amortization of other intangible assets	15,837	11,455
Losses (gains) on securities transactions, net	1,381	(476)
Proceeds from sales of loans held for sale	331,298	690,844
Gains on sales of loans, net	(4,588)	(13,574)
Originations of loans held for sale	(210,048)	(541,627)
Losses (gains) on sales of assets, net	265	(36)
Loss on extinguishment of debt	—	8,406
Net change in:
Fair value of borrowings hedged by derivative transactions	(20,194)	—
Trading debt securities	38,130	(21,216)
Cash surrender value of bank owned life insurance	(4,159)	(4,806)
Accrued interest receivable	(12,083)	7,162
Other assets	(205,964)	131,345
Accrued expenses and other liabilities	558,675	(119,331)
Net cash provided by operating activities	805,531	454,254
Cash flows from investing activities:
Net loan originations and purchases	(3,495,486)	(264,512)
Equity securities:
Purchases	(1,538)	(2,482)
Sales	1,110	649
Held to maturity debt securities:
Purchases	(545,934)	(744,868)
Maturities, calls and principal repayments	294,052	372,397
Available for sale debt securities:
Purchases	(38,000)	(87,366)
Sales	12,846	41,134
Maturities, calls and principal repayments	150,262	287,901
Death benefit proceeds from bank owned life insurance	3,089	3,850
Proceeds from sales of real estate property and equipment	7,265	2,747
Proceeds from sales of loans held for investment	—	4,498
Purchases of real estate property and equipment	(35,164)	(12,207)
Cash and cash equivalent acquired in acquisitions, net	321,540	—
Net cash used in investing activities	(3,325,958)	(398,259)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)
	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Net change in deposits	$1,218,642	$1,259,172
Net change in short-term borrowings	763,284	(293,580)
Proceeds from issuance of long-term borrowings, net	—	295,934
Repayments of long-term borrowings	—	(710,595)
Cash dividends paid to preferred shareholders	(6,344)	(6,344)
Cash dividends paid to common shareholders	(92,618)	(90,201)
Purchase of common shares to treasury	(23,886)	(684)
Common stock issued, net	106	6,194
Other, net	(365)	(333)
Net cash provided by financing activities	1,858,819	459,563
Net change in cash and cash equivalents	(661,608)	515,558
Cash and cash equivalents at beginning of year	2,049,920	1,329,205
Cash and cash equivalents at end of period	$1,388,312	$1,844,763

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$57,151	$82,596
Federal and state income taxes	77,285	117,562
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$—	$141
Lease right of use assets obtained in exchange for operating lease liabilities	24,745	1,993
Acquisitions:
Non-cash assets acquired:
Equity securities	6,239	—
Investment securities available for sale	505,928	—
Investment securities held to maturity	806,627	—
Loans, net	5,844,070	—
Premises and equipment, net	38,827	—
Lease right of use assets	49,434	—
Bank owned life insurance	126,861	—
Accrued interest receivable	25,717	—
Goodwill	407,522	—
Other intangible assets, net	159,587	—
Other assets	158,352	—
Total non-cash assets acquired	$8,129,164	$—
Liabilities assumed:
Deposits	7,029,997	—
Short-term borrowings	103,794	—
Lease liabilities	79,844	—
Accrued expenses and other liabilities	119,240	—
Total liabilities assumed	$7,332,875	$—
Non-cash net assets acquired	$796,289	$—
Net cash and cash equivalents acquired in acquisition	$321,540	$—
Common stock issued in acquisition	$1,117,829	$—
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements of Valley National Bancorp, a New Jersey corporation (Valley), include the accounts of its commercial bank subsidiary, Valley National Bank (the Bank), and all of Valley’s direct or indirect wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. Certain prior period amounts have been reclassified to conform to the current presentation, including changes to our segment reporting structure, as further discussed in Note 9 and Note 14.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at June 30, 2022 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
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
Note 2. Business Combinations
Bank Leumi Le-Israel Corporation. On April 1, 2022, Valley completed its acquisition of Bank Leumi Le-Israel Corporation, the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA, and collectively referred to as "Bank Leumi USA". Bank Leumi USA maintained its headquarters in New York City with commercial banking offices in Chicago, Los Angeles, Palo Alto, and Aventura, Florida. The common shareholders of Bank Leumi USA received 3.8025 shares of Valley common stock and $5.08 in cash for each Bank Leumi USA common share that they owned. As a result, Valley issued approximately 85 million shares of common stock and paid $113.4 million in cash in the transaction. Based on Valley’s closing stock price on March 31, 2022, the transaction was valued at $1.2 billion, inclusive of the value of options. As a result of the acquisition, Bank Leumi Le-Israel B.M. owned approximately 14 percent of Valley's common stock as of April 1, 2022.
The transaction was accounted for under the acquisition method of accounting and accordingly the results of Bank Leumi USA's operations have been included in Valley's consolidated financial statements for the three and six months ended June 30, 2022 from the date of the acquisition.

The following table sets forth assets acquired and liabilities assumed in the Bank Leumi USA acquisition, at their estimated fair values as of the closing date of the transaction:

April 1, 2022

Assets acquired:
Cash and cash equivalents	$443,588
Equity securities	6,239
Available for sale debt securities	505,928
Held to maturity debt securities	806,627
Loans	5,914,389
Allowance for loan losses	(70,319)
Loans, net	5,844,070
Premises and equipment	38,827
Lease right of use assets	49,273
Bank owned life insurance	126,861
Accrued interest receivable	25,717
Goodwill	403,151
Other intangible assets	153,380
Other assets	158,352
Total assets acquired	$8,562,013
Liabilities assumed:
Deposits:
Non-interest bearing	$4,511,537
Interest bearing:
Savings, NOW and money market	2,224,834
Time	293,626
Total deposits	7,029,997
Short-term borrowings	103,794
Lease liabilities	79,683
Accrued expense and other liabilities	117,269
Total liabilities assumed	$7,330,743
Common stock issued in acquisition	1,117,829
Cash paid in acquisition	113,441

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

Fair Value Measurement of Assets Acquired and Liabilities Assumed

Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Bank Leumi USA acquisition.

Cash and cash equivalents. The estimated fair values of cash and cash equivalents approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Investment securities. The estimated fair value of equity securities, which represents a privately held Community Reinvestment Act (CRA) fund, was measured at net asset value (NAV). Other investment securities acquired from Bank Leumi USA were classified as available for sale and held to maturity debt securities based on Valley's intent at the acquisition date. Their estimated fair values were calculated utilizing Level 2 inputs similar to the valuation techniques used for Valley's investment portfolios detailed in Note 3.

Loans. The acquired loan portfolio was recorded at its estimated fair value based on a discounted cash flow methodology. The acquired loan portfolio was segregated into categories for valuation purposes primarily based on loan type and loan risk rating. The estimated fair value incorporates adjustments related to market loss assumptions and prevailing market interest rates for comparable assets and other market factors such as liquidity from a market participant perspective. Management estimated the cash flows expected to be collected at the acquisition date by using valuation models that incorporated loan contractual characteristics (such as payment type, amortization type, and term to maturity) as well as estimates of key valuation assumptions (such as prepayment speeds, default rates, and loss severity rates).

The expected cash flows from the acquired loan portfolios were discounted to present value based on estimated market rates. The market rates were estimated using a buildup approach based on the following components: funding cost, servicing cost, and consideration of liquidity premium. In addition, coupon rates for recently originated loans and available market data regarding origination rates were also considered in the analysis. The methods used to estimate the Level 3 fair values of loans are sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets.

The acquired loans were also evaluated upon acquisition to determine whether they represented purchased credit-deteriorated (PCD) loans, defined as loans which have experienced a more-than-insignificant deterioration in credit quality since origination. Valley considered a variety of factors in assessing loans the PCD classification, including but not limited to risk grades, delinquency, non-performing status, current or previous troubled debt restructurings, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination.

For PCD loans, an initial allowance was determined based on Valley’s CECL methodology and was added to the acquisition date fair value of each PCD loan to establish its initial amortized cost basis. The difference between the unpaid principal balance of loans and the calculated amortized cost basis resulted in a net non-credit discount totaling $18.8 million. This net discount will be accreted into interest income over the loan's remaining life using the effective interest method.

The following table provides a reconciliation of the unpaid principal balance and fair value of loans identified as PCD acquired from Bank Leumi USA:

April 1, 2022
($ in thousands)
Unpaid Principal Balance of PCD loans	$1,922,272
Allowance for credit losses at acquisition *	(70,319)
Non-credit discount at acquisition	(18,814)
Fair value of acquired PCD loans	$1,833,139

*    Represents the initial reserve for PCD loans, reported net of an additional $62.4 million charge-offs recognized at the date of acquisition in accordance with Valley's charge-off policy.
Other intangible assets. Other intangible assets recorded consist of core deposit intangibles (CDI) and other acquired client relationships. CDI assets are measures of the value of non-maturity checking, savings, NOW and money market customer deposits that are acquired in a business combination. The fair value for CDI was estimated based on a discounted cash flow methodology considering expected customer attrition rates, net maintenance cost of the deposit base, alternative costs of funds, and the interest costs associated with the customer deposits. The CDI is amortized using an accelerated amortization method over an estimated useful life of 10 years. For other acquired client relationships, fair value is measured using the multi-period excess earnings methodology under the income approach. This method measures the future economic income that can be attributed to the existing client relationships acquired, after considering revenue and expense assumptions, expected client attrition rates, and subtracting returns for other complementary assets that contribute to the income over their expected remaining useful lives. The resulting net cash flows are discounted to present value using an estimated intangible asset discount rate. The other acquired client relationships are amortized using an accelerated amortization method over an estimated remaining useful life of 14 years.
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
Supplemental Pro Forma Financial Information (Unaudited). The following table summarizes supplemental pro forma financial information giving effect to the merger as if it had been completed on January 1, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2022	2021
	(in thousands)
Net interest income	$369,549	$865,766	$728,419
Non-interest income	58,069	134,483	105,527
Net income	104,639	358,427	211,823
The supplemental pro forma financial information does not necessarily reflect the results of operations that would have occurred had Valley merged with Bank Leumi USA on January 1, 2021. Costs savings and other business synergies related to the merger are not included in the supplemental pro forma financial information.
Other Recent Acquisitions
Landmark Insurance of the Palm Beaches. On February 1, 2022, the Bank's insurance agency subsidiary, Valley Insurance Services, acquired Landmark Insurance of the Palm Beaches Inc. (Landmark) agency. The purchase price included $8.6 million in cash and $1.0 million in contingent consideration. Goodwill and other intangible assets totaled $4.4 million and $6.2 million, respectively. The transaction was accounted for under the acquisition method of accounting and accordingly the results of Landmark's operations have been included in Valley's consolidated financial statements for the three and six months ended June 30, 2022 from the date of acquisition.
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
During the six months ended June 30, 2022, Valley revised the estimated fair values of the acquired assets as of the acquisition date of Westchester based upon additional information obtained that existed as of December 1, 2021. The adjustments related to the fair value of deferred tax assets and resulted in a $5.0 million increase in goodwill (see Note 9 for more information). If additional information (that existed as of the acquisition date) becomes available, the fair value estimates for acquired assets and assumed liabilities are subject to change for up to one year after the acquisition date.
Merger expenses mainly related the Bank Leumi USA acquisition above totaled $54.5 million and $58.9 million for the three and six months ended June 30, 2022, respectively. The merger expenses largely consisted of salaries and benefits expense, professional and legal fees, and other expense (largely consisting of technology related costs) within non-interest expense on the consolidated statements of income. Valley incurred no merger related expenses during the three and six months ended June 30, 2021. Incremental merger expenses related to this acquisition are expected to be incurred in future periods, including professional fees, technology and other expenses related to back office consolidation of the Bank operations.
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except for share data)
Net income available to common shareholders	$93,241	$117,340	$206,797	$229,878
Basic weighted average number of common shares outstanding	506,302,464	405,963,209	464,172,210	405,560,146
Plus: Common stock equivalents	2,176,742	2,697,569	2,148,473	2,592,312
Diluted weighted average number of common shares outstanding	508,479,206	408,660,778	466,320,683	408,152,458
Earnings per common share:
Basic	$0.18	$0.29	$0.45	$0.57
Diluted	0.18	0.29	0.44	0.56

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price per share of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with restricted stock units. Potential anti-dilutive weighted common shares were immaterial for the three and six months ended June 30, 2022 and 2021.

Note 4. Accumulated Other Comprehensive Loss
The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2022:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at March 31, 2022	$(29,716)	$(728)	$(25,654)	$(56,098)
Other comprehensive loss before reclassification	(52,269)	(23)	—	(52,292)
Amounts reclassified from other comprehensive (loss) income	—	(80)	133	53
Other comprehensive (loss) income, net	(52,269)	(103)	133	(52,239)
Balance at June 30, 2022	$(81,985)	$(831)	$(25,521)	$(108,337)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2021	$9,186	$(1,332)	$(25,786)	$(17,932)
Other comprehensive (loss) gain before reclassification	(91,161)	195	—	(90,966)
Amounts reclassified from other comprehensive (loss) income	(10)	306	265	561
Other comprehensive (loss) income, net	(91,171)	501	265	(90,405)
Balance at June 30, 2022	$(81,985)	$(831)	$(25,521)	$(108,337)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2022 and 2021:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Accumulated Other Comprehensive Loss	2022	2021	2022	2021	Income Statement Line Item
	(in thousands)
Unrealized (losses) gains on AFS securities before tax	$—	$(103)	$14	$(162)	(Losses) gains on securities transactions, net
Tax effect	—	27	(4)	42
Total net of tax	—	(76)	10	(120)
Unrealized gains (losses) on derivatives (cash flow hedges) before tax	116	(749)	(426)	(1,664)	Interest expense
Tax effect	(36)	215	120	479
Total net of tax	80	(534)	(306)	(1,185)
Defined benefit pension plan:
Amortization of actuarial net loss	(184)	(387)	(367)	(775)	*
Tax effect	51	109	102	217
Total net of tax	(133)	(278)	(265)	(558)
Total reclassifications, net of tax	$(53)	$(888)	$(561)	$(1,863)

*	Amortization of actuarial net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.
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

ASU No. 2022-03, "Fair Value Measurement of Equity Securities subject to Contractual Sale Restrictions” updates guidance in ASC 820, Fair Value Measurement and clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities including (i) the nature and remaining duration of the restriction; (ii) the circumstances that could cause a lapse in restrictions; and (iii) the fair value of the securities with contractual sale restrictions. ASU No. 2022-03 will be effective for Valley on January 1, 2024, and it can be applied prospectively, with any adjustments resulting from adoption recognized in earnings on the date of adoption. The adoption of ASU No. 2022-03 is not expected to have a significant impact on Valley's consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2022 and December 31, 2021. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	June 30, 2022	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities (1)	$35,931	$24,683	$—	$—
Available for sale debt securities:
U.S. Treasury securities	292,398	292,398	—	—
U.S. government agency securities	30,533	—	30,533	—
Obligations of states and political subdivisions	157,478	—	157,478	—
Residential mortgage-backed securities	721,036	—	721,036	—
Corporate and other debt securities	181,106	—	181,106	—
Total available for sale debt securities	1,382,551	292,398	1,090,153	—
Loans held for sale (2)	18,348	—	18,348	—
Other assets (3)	344,189	—	344,189	—
Total assets	$1,781,019	$317,081	$1,452,690	$—
Liabilities
Other liabilities (3)	$364,266	$—	$364,266	$—
Total liabilities	$364,266	$—	$364,266	$—
Non-recurring fair value measurements:
Collateral dependent loans	$66,144	$—	$—	$66,144
Foreclosed assets	1,200	—	—	1,200
Total	$67,344	$—	$—	$67,344

		Fair Value Measurements at Reporting Date Using:
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Includes equity securities measured at net asset value (NAV) per share (or its equivalent) as a practical expedient totaling $11.2 million and $11.6 million at June 30, 2022 and December 31, 2021, respectively. These securities have not been classified in the fair value hierarchy.
(2)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $18.3 million and $136.3 million at June 30, 2022 and December 31, 2021, respectively.
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

Equity securities. The fair value of equity securities consists of a publicly traded mutual fund, a CRA investment fund and an investment related to the development of new financial technologies that are carried at quoted prices in active markets. Valley also has privately held CRA funds measured at NAV, which are excluded from fair value hierarchy levels in the tables above.

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

Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2022 and December 31, 2021 based on the short duration these assets were held, and the credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR, Overnight Index Swap and Secured Overnight Financing Rate (SOFR) curves for all cleared derivatives. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2022 and December 31, 2021), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2022 and December 31, 2021.

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

Collateral dependent loans. Collateral dependent loans are loans when foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At June 30, 2022, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. At June 30, 2022, collateral dependent loans with a total amortized cost of $144.6 million, including our taxi medallion loan portfolio, were reduced by specific allowance for loan losses allocations totaling $78.5 million to a reported total net carrying amount of $66.1 million.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, an asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no adjustments to the appraisals of foreclosed assets at June 30, 2022.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2022 and December 31, 2021 were as follows:

	Fair Value Hierarchy	June 30, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$481,414	$481,414	$205,156	$205,156
Interest bearing deposits with banks	Level 1	906,898	906,898	1,844,764	1,844,764
Equity securities (1)	Level 3	5,785	5,785	3,629	3,629
Held to maturity debt securities:
U.S. Treasury securities	Level 1	67,238	67,782	67,558	71,661
U.S. government agency securities	Level 2	259,711	243,354	6,265	6,378
Obligations of states and political subdivisions	Level 2	504,767	486,334	337,962	344,164
Residential mortgage-backed securities	Level 2	2,775,928	2,492,737	2,166,142	2,152,301
Trust preferred securities	Level 2	37,033	31,453	37,020	31,916
Corporate and other debt securities	Level 2	75,300	72,055	53,750	54,185
Total held to maturity debt securities (2)		3,719,977	3,393,715	2,668,697	2,660,605
Net loans	Level 3	43,091,958	42,056,562	33,794,455	33,283,251
Accrued interest receivable	Level 1	134,682	134,682	96,882	96,882
Federal Reserve Bank and Federal Home Loan Bank stock (3)	Level 2	268,133	268,133	206,450	206,450
Financial liabilities
Deposits without stated maturities	Level 1	39,687,510	39,687,510	31,945,368	31,945,368
Deposits with stated maturities	Level 2	4,193,541	4,181,719	3,687,044	3,670,113
Short-term borrowings	Level 1	1,522,804	1,488,738	655,726	637,490
Long-term borrowings	Level 2	1,403,805	1,329,047	1,423,676	1,404,184
Junior subordinated debentures issued to capital trusts	Level 2	56,587	43,695	56,413	46,306
Accrued interest payable (4)	Level 1	6,137	6,137	4,909	4,909

(1)Represents equity securities without a readily determinable fair value measured at cost less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.
Note 7. Investment Securities

Equity Securities

Equity securities totaled $41.7 million and $36.5 million at June 30, 2022 and December 31, 2021, respectively. See Note 6 for further details on equity securities.

Trading Debt Securities

The fair value of trading debt securities, wholly consisting of municipal bonds, totaled $38.1 million at December 31, 2021. There were no trading debt securities at June 30, 2022. Net trading gains and losses were included in net gains and losses on securities transactions within non-interest income. We recorded net trading losses of $387 thousand and $1.4 million for three and six months ended June 30, 2022, respectively. Net trading gains totaled $489 thousand and $707 thousand for the three and six months ended June 30, 2021, respectively.

Available for Sale Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at June 30, 2022 and December 31, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2022
U.S. Treasury securities	$305,371	$—	$(12,973)	$292,398
U.S. government agency securities	31,083	42	(592)	30,533
Obligations of states and political subdivisions:
Obligations of states and state agencies	13,252	10	(331)	12,931
Municipal bonds	173,450	13	(28,916)	144,547
Total obligations of states and political subdivisions	186,702	23	(29,247)	157,478
Residential mortgage-backed securities	780,624	216	(59,804)	721,036
Corporate and other debt securities	191,155	288	(10,337)	181,106
Total	$1,494,935	$569	$(112,953)	$1,382,551
December 31, 2021
U.S. government agency securities	$20,323	$608	$(6)	$20,925
Obligations of states and political subdivisions:
Obligations of states and state agencies	26,088	132	(93)	26,127
Municipal bonds	53,530	349	(116)	53,763
Total obligations of states and political subdivisions	79,618	481	(209)	79,890
Residential mortgage-backed securities	895,279	14,986	(5,763)	904,502
Corporate and other debt securities	120,871	3,177	(556)	123,492
Total	$1,116,091	$19,252	$(6,534)	$1,128,809

The age of unrealized losses and fair value of the related available for sale debt securities at June 30, 2022 and December 31, 2021 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2022
U.S. Treasury securities	$292,397	$(12,973)	$—	$—	$292,397	$(12,973)
U.S. government agency securities	26,224	(575)	1,202	(17)	27,426	(592)
Obligations of states and political subdivisions:
Obligations of states and state agencies	9,315	(331)	—	—	9,315	(331)
Municipal bonds	141,951	(28,916)	—	—	141,951	(28,916)
Total obligations of states and political subdivisions	151,266	(29,247)	—	—	151,266	(29,247)
Residential mortgage-backed securities	660,060	(52,782)	51,630	(7,022)	711,690	(59,804)
Corporate and other debt securities	148,818	(10,337)	—	—	148,818	(10,337)
Total	$1,278,765	$(105,914)	$52,832	$(7,039)	$1,331,597	$(112,953)
December 31, 2021
U.S. government agency securities	$—	$—	$1,326	$(6)	$1,326	$(6)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,549	(93)	—	—	10,549	(93)
Municipal bonds	19,100	(116)	—	—	19,100	(116)
Total obligations of states and political subdivisions	29,649	(209)	—	—	29,649	(209)
Residential mortgage-backed securities	371,256	(4,770)	25,960	(993)	397,216	(5,763)
Corporate and other debt securities	59,039	(556)	—	—	59,039	(556)
Total	$459,944	$(5,535)	$27,286	$(999)	$487,230	$(6,534)
Within the available for sale debt securities portfolio, the total number of security positions in an unrealized loss position was 655 and 139 at June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, the fair value of available for sale debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $446.4 million.

The contractual maturities of available for sale debt securities at June 30, 2022 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2022
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$13,002	$12,941
Due after one year through five years	179,567	176,480
Due after five years through ten years	249,507	237,046
Due after ten years	272,235	235,048
Residential mortgage-backed securities	780,624	721,036
Total	$1,494,935	$1,382,551
Actual maturities of available for sale debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 5.3 years at June 30, 2022.
Impairment Analysis of Available For Sale Debt Securities

Valley's available for sale debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These types of securities may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers, including due to current economic conditions and the effects of the COVID-19 pandemic.

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley has evaluated available for sale debt securities that are in an unrealized loss position as of June 30, 2022 included in the table above and has determined that the declines in fair value are mainly attributable to market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment during the three and six months ended June 30, 2022 and 2021. There was no allowance for credit losses for available for sale debt securities at June 30, 2022 and December 31, 2021.

Held to Maturity Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at June 30, 2022 and December 31, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2022
U.S. Treasury securities	$67,238	$573	$(29)	$67,782
U.S. government agency securities	259,711	138	(16,495)	243,354
Obligations of states and political subdivisions:
Obligations of states and state agencies	102,677	222	(2,468)	100,431
Municipal bonds	402,090	520	(16,707)	385,903
Total obligations of states and political subdivisions	504,767	742	(19,175)	486,334
Residential mortgage-backed securities	2,775,928	814	(284,005)	2,492,737
Trust preferred securities	37,033	3	(5,583)	31,453
Corporate and other debt securities	75,300	31	(3,276)	72,055
Total	$3,719,977	$2,301	$(328,563)	$3,393,715
December 31, 2021
U.S. Treasury securities	$67,558	$4,103	$—	$71,661
U.S. government agency securities	6,265	113	—	6,378
Obligations of states and political subdivisions:
Obligations of states and state agencies	141,015	3,065	(312)	143,768
Municipal bonds	196,947	3,536	(87)	200,396
Total obligations of states and political subdivisions	337,962	6,601	(399)	344,164
Residential mortgage-backed securities	2,166,142	14,599	(28,440)	2,152,301
Trust preferred securities	37,020	5	(5,109)	31,916
Corporate and other debt securities	53,750	559	(124)	54,185
Total	$2,668,697	$25,980	$(34,072)	$2,660,605

The age of unrealized losses and fair value of related debt securities held to maturity at June 30, 2022 and December 31, 2021 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2022
U.S. Treasury securities	$34,914	$(29)	$—	$—	$34,914	$(29)
U.S. government agency securities	220,737	(16,495)	—	—	220,737	(16,495)
Obligations of states and political subdivisions:
Obligations of states and state agencies	61,460	(1,466)	9,610	(1,002)	71,070	(2,468)
Municipal bonds	251,294	(16,606)	1,311	(101)	252,605	(16,707)
Total obligations of states and political subdivisions	312,754	(18,072)	10,921	(1,103)	323,675	(19,175)
Residential mortgage-backed securities	1,931,648	(197,148)	524,191	(86,857)	2,455,839	(284,005)
Trust preferred securities	—	—	30,450	(5,583)	30,450	(5,583)
Corporate and other debt securities	67,524	(3,276)	—	—	67,524	(3,276)
Total	$2,567,577	$(235,020)	$565,562	$(93,543)	$3,133,139	$(328,563)
December 31, 2021
Obligations of states and political subdivisions:
Obligations of states and state agencies	$17,000	$(254)	$5,517	$(58)	$22,517	$(312)
Municipal bonds	9,403	(87)	—	—	9,403	(87)
Total obligations of states and political subdivisions	26,403	(341)	5,517	(58)	31,920	(399)
Residential mortgage-backed securities	1,381,405	(22,365)	206,520	(6,075)	1,587,925	(28,440)
Trust preferred securities	—	—	30,912	(5,109)	30,912	(5,109)
Corporate and other debt securities	32,627	(124)	—	—	32,627	(124)
Total	$1,440,435	$(22,830)	$242,949	$(11,242)	$1,683,384	$(34,072)

Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 717 and 108 at June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $892.6 million.

The contractual maturities of investments in debt securities held to maturity at June 30, 2022 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2022
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$33,206	$33,186
Due after one year through five years	220,521	219,462
Due after five years through ten years	73,729	72,398
Due after ten years	616,593	575,932
Residential mortgage-backed securities	2,775,928	2,492,737
Total	$3,719,977	$3,393,715
Actual maturities of held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 7.7 years at June 30, 2022.

Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities through the use of the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at June 30, 2022 and December 31, 2021.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
June 30, 2022
U.S. Treasury securities	$67,238	$—	$—	$—	$67,238
U.S. government agency securities	259,711	—	—	—	259,711
Obligations of states and political subdivisions:
Obligations of states and state agencies	76,322	—	5,537	20,818	102,677
Municipal bonds	346,261	—	—	55,829	402,090
Total obligations of states and political subdivisions	422,583	—	5,537	76,647	504,767
Residential mortgage-backed securities	2,775,928	—	—	—	2,775,928
Trust preferred securities	—	—	—	37,033	37,033
Corporate and other debt securities	2,000	6,000	—	67,300	75,300
Total	$3,527,460	$6,000	$5,537	$180,980	$3,719,977
December 31, 2021
U.S. Treasury securities	$67,558	$—	$—	$—	$67,558
U.S. government agency securities	6,265	—	—	—	6,265
Obligations of states and political subdivisions:
Obligations of states and state agencies	118,368	—	5,576	17,071	141,015
Municipal bonds	148,854	—	—	48,093	196,947
Total obligations of states and political subdivisions	267,222	—	5,576	65,164	337,962
Residential mortgage-backed securities	2,166,142	—	—	—	2,166,142
Trust preferred securities	—	—	—	37,020	37,020
Corporate and other debt securities	2,000	6,000	—	45,750	53,750
Total	$2,509,187	$6,000	$5,576	$147,934	$2,668,697

Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At June 30, 2022, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the "non-rated" category included TEMS securities secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

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

Held to maturity debt securities were carried net of allowance for credit losses totaling $1.5 million at June 30, 2022 and $1.2 million at December 31, 2021. Valley recorded a provision for credit losses of $286 thousand and $343 thousand for the three and six months ended June 30, 2022, respectively, and a credit (negative) provision for credit losses of $30 thousand and $388 thousand, respectively, for the three and six months ended June 30, 2021.
Note 8. Loans and Allowance for Credit Losses for Loans

The detail of the loan portfolio as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Loans:
Commercial and industrial:
Commercial and industrial	$8,378,454	$5,411,601
Commercial and industrial PPP loans *	136,004	435,950
Total commercial and industrial loans	8,514,458	5,847,551
Commercial real estate:
Commercial real estate	23,535,086	18,935,486
Construction	3,374,373	1,854,580
Total commercial real estate loans	26,909,459	20,790,066
Residential mortgage	5,005,069	4,545,064
Consumer:
Home equity	431,455	400,779
Automobile	1,673,482	1,570,036
Other consumer	1,026,854	1,000,161
Total consumer loans	3,131,791	2,970,976
Total loans	$43,560,777	$34,153,657

*Represents SBA Paycheck Protection Program (PPP) loans, net of unearned fees totaling $2.5 million and $12.1 million at June 30, 2022 and December 31, 2021, respectively.

Total loans includes net unearned discounts and deferred loan fees of $141.2 million and $78.5 million at June 30, 2022 and December 31, 2021, respectively. The increase in total loans at June 30, 2022 is partially attributed to $5.9 billion of loans acquired in the Bank Leumi USA acquisition, which was inclusive of a $98.6 million net purchase discount at the acquisition date.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $115.7 million and $83.7 million at June 30, 2022 and December 31, 2021, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

There were no sales of loans from the held for investment portfolio during the three and six months ended June 30, 2022 and 2021.

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

Credit Quality

The following table presents past due, current and non-accrual loans without an allowance for loan losses by loan portfolio class at June 30, 2022 and December 31, 2021:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
June 30, 2022
Commercial and industrial	$7,143	$3,870	$15,470	$148,404	$174,887	$8,339,571	$8,514,458	$6,648
Commercial real estate:
Commercial real estate	10,516	630	—	85,807	96,953	23,438,133	23,535,086	68,128
Construction	9,108	3,862	—	49,780	62,750	3,311,623	3,374,373	9,494
Total commercial real estate loans	19,624	4,492	—	135,587	159,703	26,749,756	26,909,459	77,622
Residential mortgage	12,326	2,410	1,188	25,847	41,771	4,963,298	5,005,069	14,889
Consumer loans:
Home equity	377	2	—	2,920	3,299	428,156	431,455	126
Automobile	4,696	588	267	262	5,813	1,667,669	1,673,482	—
Other consumer	936	112	—	97	1,145	1,025,709	1,026,854	—
Total consumer loans	6,009	702	267	3,279	10,257	3,121,534	3,131,791	126
Total	$45,102	$11,474	$16,925	$313,117	$386,618	$43,174,159	$43,560,777	$99,285

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2021
Commercial and industrial	$6,717	$7,870	$1,273	$99,918	$115,778	$5,731,773	$5,847,551	$9,066
Commercial real estate:
Commercial real estate	14,421	—	32	83,592	98,045	18,837,441	18,935,486	70,719
Construction	1,941	—	—	17,641	19,582	1,834,998	1,854,580	—
Total commercial real estate loans	16,362	—	32	101,233	117,627	20,672,439	20,790,066	70,719
Residential mortgage	10,999	3,314	677	35,207	50,197	4,494,867	4,545,064	20,401
Consumer loans:
Home equity	242	98	—	3,517	3,857	396,922	400,779	4
Automobile	6,391	656	271	240	7,558	1,562,478	1,570,036	—
Other consumer	178	266	518	101	1,063	999,098	1,000,161	—
Total consumer loans	6,811	1,020	789	3,858	12,478	2,958,498	2,970,976	4
Total	$40,889	$12,204	$2,771	$240,216	$296,080	$33,857,577	$34,153,657	$100,190

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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at June 30, 2022 and December 31, 2021:

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2022	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,087,572	$1,322,828	$740,213	$407,985	$306,393	$423,058	$3,964,927	$184	$8,253,160
Special Mention	2,654	7,639	670	2,827	4,987	5,708	57,210	10	81,705
Substandard	—	2,049	5,704	3,727	4,722	4,790	70,131	66	91,189
Doubtful	1,102	141	—	2,712	—	78,067	6,382	—	88,404
Total commercial and industrial	$1,091,328	$1,332,657	$746,587	$417,251	$316,102	$511,623	$4,098,650	$260	$8,514,458
Commercial real estate
Risk Rating:
Pass	$3,704,273	$5,379,241	$3,371,598	$2,752,901	$1,659,319	$5,504,795	$288,599	$13,193	$22,673,919
Special Mention	73,171	40,956	82,875	34,661	64,861	129,785	15,052	—	441,361
Substandard	—	43,945	39,372	39,803	58,886	229,266	8,358	—	419,630
Doubtful	—	—	—	—	—	176	—	—	176
Total commercial real estate	$3,777,444	$5,464,142	$3,493,845	$2,827,365	$1,783,066	$5,864,022	$312,009	$13,193	$23,535,086
Construction
Risk Rating:
Pass	$472,849	$631,399	$157,587	$59,657	$10,664	$25,089	$1,900,402	$—	$3,257,647
Special Mention	28,296	—	—	—	—	—	25,610	—	53,906
Substandard	—	13,059	—	—	—	17,616	19,531	—	50,206
Doubtful	498	643	11,473	—	—	—	—	—	12,614
Total construction	$501,643	$645,101	$169,060	$59,657	$10,664	$42,705	$1,945,543	$—	$3,374,373

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,563,050	$743,165	$461,022	$362,748	$143,753	$337,713	$1,968,513	$247	$5,580,211
Special Mention	4,182	1,195	3,217	14,143	1,726	9,869	102,145	40	136,517
Substandard	8,248	4,823	3,139	7,077	910	408	19,642	109	44,356
Doubtful	—	—	2,733	—	16,355	67,379	—	—	86,467
Total commercial and industrial	$1,575,480	$749,183	$470,111	$383,968	$162,744	$415,369	$2,090,300	$396	$5,847,551
Commercial real estate
Risk Rating:
Pass	$4,517,917	$2,983,140	$2,702,580	$1,734,922	$1,474,770	$4,557,011	$195,851	$13,380	$18,179,571
Special Mention	7,700	50,019	46,911	44,187	65,623	143,540	50,168	—	408,148
Substandard	735	34,655	29,029	41,231	70,941	169,041	1,949	—	347,581
Doubtful	—	—	—	—	—	186	—	—	186
Total commercial real estate	$4,526,352	$3,067,814	$2,778,520	$1,820,340	$1,611,334	$4,869,778	$247,968	$13,380	$18,935,486
Construction
Risk Rating:
Pass	$274,097	$98,609	$48,555	$32,781	$6,061	$28,419	$1,313,555	$—	$1,802,077
Special Mention	4,131	—	1,009	—	—	—	18,449	—	23,589
Substandard	199	19	6	246	—	17,842	10,602	—	28,914
Total construction	$278,427	$98,628	$49,570	$33,027	$6,061	$46,261	$1,342,606	$—	$1,854,580

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of June 30, 2022 and December 31, 2021.

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2022	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$768,137	$1,518,240	$593,271	$515,561	$363,811	$1,162,383	$75,509	$—	$4,996,912
90 days or more past due	—	—	1,370	1,511	2,044	3,232	—	—	8,157
Total residential mortgage	$768,137	$1,518,240	$594,641	$517,072	$365,855	$1,165,615	$75,509	$—	$5,005,069
Consumer loans
Home equity
Performing	$21,198	$13,068	$4,946	$5,645	$6,212	$15,064	$324,606	$39,702	$430,441
90 days or more past due	—	—	—	—	—	1	425	588	1,014
Total home equity	21,198	13,068	4,946	5,645	6,212	15,065	325,031	40,290	431,455
Automobile
Performing	408,872	621,275	252,127	215,999	113,834	60,789	—	—	1,672,896
90 days or more past due	—	90	57	132	214	93	—	—	586
Total automobile	408,872	621,365	252,184	216,131	114,048	60,882	—	—	1,673,482
Other consumer
Performing	14,481	3,094	7,339	7,610	7,156	4,821	982,353	—	1,026,854
Total other consumer	14,481	3,094	7,339	7,610	7,156	4,821	982,353	—	1,026,854
Total consumer	$444,551	$637,527	$264,469	$229,386	$127,416	$80,768	$1,307,384	$40,290	$3,131,791

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$1,448,602	$635,531	$572,911	$425,152	$368,164	$1,014,190	$70,342	$—	$4,534,892
90 days or more past due	—	357	2,627	2,056	2,794	2,338	—	—	10,172
Total residential mortgage	$1,448,602	$635,888	$575,538	$427,208	$370,958	$1,016,528	$70,342	$—	$4,545,064
Consumer loans
Home equity
Performing	$13,847	$5,723	$6,994	$7,384	$5,359	$13,597	$303,888	$42,822	$399,614
90 days or more past due	—	—	—	—	—	35	536	594	1,165
Total home equity	13,847	5,723	6,994	7,384	5,359	13,632	304,424	43,416	400,779
Automobile
Performing	735,446	309,856	278,828	157,450	72,753	15,171	—	—	1,569,504
90 days or more past due	129	—	78	163	81	81	—	—	532
Total automobile	735,575	309,856	278,906	157,613	72,834	15,252	—	—	1,570,036
Other consumer
Performing	2,949	6,717	6,468	7,017	1,009	14,483	961,027	—	999,670
90 days or more past due	—	—	—	—	—	—	491	—	491
Total other consumer	2,949	6,717	6,468	7,017	1,009	14,483	961,518	—	1,000,161
Total consumer	$752,371	$322,296	$292,368	$172,014	$79,202	$43,367	$1,265,942	$43,416	$2,970,976
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
Performing TDRs (not reported as non-accrual loans) totaled $67.3 million and $71.3 million as of June 30, 2022 and December 31, 2021, respectively. Non-performing TDRs totaled $154.4 million and $117.2 million as of June 30, 2022 and December 31, 2021, respectively.

The following table presents the pre- and post-modification amortized cost of loans by loan class modified as TDRs during the three and six months ended June 30, 2022 and 2021. Post-modification amounts are presented as of June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022			2021
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	49	$82,120	$78,051	9	$8,592	$8,529
Commercial real estate	1	8,811	8,735	6	12,237	12,223
Residential mortgage	7	4,970	4,969	2	1,089	1,079
Consumer	1	125	124	—	—	—
Total	58	$96,026	$91,879	17	$21,918	$21,831

	Six Months Ended June 30,
	2022			2021
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	60	$91,804	$87,685	13	$20,855	$19,648
Commercial real estate	3	14,072	13,986	6	12,237	12,223
Residential mortgage	8	5,090	5,087	8	2,618	2,586
Consumer	1	125	124	1	169	166
Total	72	$111,091	$106,882	28	$35,879	$34,623

The total TDRs presented in the above table had allocated allowance for loan losses of $56.0 million and $4.5 million at June 30, 2022 and 2021, respectively. There were $1.5 million in charge-offs related to TDRs for the three and six months ended June 30, 2022. There were charge-offs of $697 thousand and $5.8 million related to TDRs for the three and six months ended June 30, 2021, respectively. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the three and six months ended June 30, 2022 and 2021.

Loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022		2021
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Construction	2	$17,599	—	$—
Residential mortgage	—	—	1	445
Total	2	$17,599	1	$445

	Six Months Ended June 30,
	2022		2021
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	—	$—	15	$12,384
Construction	2	17,599	—	—
Residential mortgage	—	—	2	692
Total	2	$17,599	17	$13,076

Loans in Process of Foreclosure. Other real estate owned (OREO) totaled $422 thousand and $2.3 million at June 30, 2022 and December 31, 2021, respectively. There were no foreclosed residential real estate properties included in OREO at June 30, 2022 and at December 31, 2021. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.0 million and $2.5 million at June 30, 2022 and December 31, 2021, respectively.

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
The following table presents collateral dependent loans by class as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$100,783	$95,335
Commercial real estate:
Commercial real estate	94,248	110,174
Construction	50,176	—
Total commercial real estate loans	144,424	110,174
Residential mortgage	21,695	35,745
Home equity	2	4
Total	$266,904	$241,258

*    The majority of the loans are collateralized by taxi medallions for all periods.

Allowance for Credit Losses for Loans
The allowance for credit losses (ACL) for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans increased $115.3 million from December 31, 2021 largely reflecting a net ACL of $70.3 million for PCD loans acquired from Bank Leumi USA that was recorded at April 1, 2022 and recognition of a $41.0 million provision related to non-PCD loans and unfunded credit commitments acquired from Bank Leumi USA during the three months ended June 30, 2022. Overall, an increased economic forecast reserve component of our CECL model caused by elevated uncertainty in economic conditions was largely offset by lower expected quantitative loss experience at June 30, 2022 as compared to December 31, 2021.

The following table summarizes the ACL for loans at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$468,819	$359,202
Allowance for unfunded credit commitments	22,144	16,500
Total allowance for credit losses for loans	$490,963	$375,702

The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$38,310	$5,810	$41,568	$14,502
Provision for unfunded credit commitments	5,402	2,967	5,644	3,289
Total provision for credit losses for loans	$43,712	$8,777	$47,212	$17,791
The following table details the activity in the allowance for loan losses by loan portfolio segment for the three and six months ended June 30, 2022 and 2021:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$101,203	$219,949	$28,189	$13,169	$362,510
Allowance for purchased credit deteriorated (PCD) loans *	33,452	36,618	206	43	70,319
Loans charged-off	(4,540)	—	(1)	(726)	(5,267)
Charged-off loans recovered	1,952	224	74	697	2,947
Net (charge-offs) recoveries	(2,588)	224	73	(29)	(2,320)
Provision for loan losses	12,472	20,436	1,421	3,981	38,310
Ending balance	$144,539	$277,227	$29,889	$17,164	$468,819
Three Months Ended June 30, 2021
Allowance for losses:
Beginning balance	$126,408	$174,236	$27,172	$15,064	$342,880
Loans charged-off	(10,893)	—	(1)	(1,480)	(12,374)
Charged-off loans recovered	678	665	191	1,474	3,008
Net (charge-offs) recoveries	(10,215)	665	190	(6)	(9,366)
(Credit) provision for loan losses	(6,504)	14,238	(2,059)	135	5,810
Ending balance	$109,689	$189,139	$25,303	$15,193	$339,324

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Six Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$103,090	$217,490	$25,120	$13,502	$359,202
Allowance for PCD loans *	33,452	36,618	206	43	70,319
Loans charged-off	(6,111)	(173)	(27)	(1,551)	(7,862)
Charged-off loans recovered	2,776	331	531	1,954	5,592
Net (charge-offs) recoveries	(3,335)	158	504	403	(2,270)
Provision for loan losses	11,332	22,961	4,059	3,216	41,568
Ending balance	$144,539	$277,227	$29,889	$17,164	$468,819
Six Months Ended June 30, 2021
Allowance for losses:
Beginning balance	$131,070	$164,113	$28,873	$16,187	$340,243
Loans charged-off	(18,035)	(382)	(139)	(2,618)	(21,174)
Charged-off loans recovered	2,267	734	348	2,404	5,753
Net (charge-offs) recoveries	(15,768)	352	209	(214)	(15,421)
(Credit) provision for loan losses	(5,613)	24,674	(3,779)	(780)	14,502
Ending balance	$109,689	$189,139	$25,303	$15,193	$339,324

*    Represents the allowance for acquired PCD loans, net of PCD loan charge-offs totaling $62.4 million in the second quarter 2022.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at June 30, 2022 and December 31, 2021.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
June 30, 2022
Allowance for loan losses:
Individually evaluated for credit losses	$93,698	$10,757	$641	$100	$105,196
Collectively evaluated for credit losses	50,841	266,470	29,248	17,064	363,623
Total	$144,539	$277,227	$29,889	$17,164	$468,819
Loans:
Individually evaluated for credit losses	$164,235	$169,737	$32,303	$1,531	$367,806
Collectively evaluated for credit losses	8,350,223	26,739,722	4,972,766	3,130,260	43,192,971
Total	$8,514,458	$26,909,459	$5,005,069	$3,131,791	$43,560,777
December 31, 2021
Allowance for loan losses:
Individually evaluated for credit losses	$64,359	$6,277	$470	$390	$71,496
Collectively evaluated for credit losses	38,731	211,213	24,650	13,112	287,706
Total	$103,090	$217,490	$25,120	$13,502	$359,202
Loans:
Individually evaluated for credit losses	$119,760	$134,135	$42,469	$2,431	$298,795
Collectively evaluated for credit losses	5,727,791	20,655,931	4,502,595	2,968,545	33,854,862
Total	$5,847,551	$20,790,066	$4,545,064	$2,970,976	$34,153,657
Note 9. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill as allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit *
	Wealth Management	Consumer Lending	Commercial Lending	Total
	(in thousands)
Balance at December 31, 2021	$36,399	$284,366	$1,138,243	$1,459,008
Goodwill from business combinations	15,564	85	396,848	412,497
Balance at June 30, 2022	$51,963	$284,451	$1,535,091	$1,871,505

*    Valley’s Wealth Management Division is comprised of trust, asset management, brokerage, insurance, and tax credit advisory services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the second quarter 2022, Valley performed the annual goodwill impairment test at its normal assessment date. The results of the 2022 annual impairment test resulted in no impairment. As discussed in Note 14, Valley made changes to its operating structure and strategy during the second quarter 2022 (and subsequent to the annual goodwill impairment test), which resulted in changes in its operating segments and reporting units to reflect how the CEO, who is the chief operating decision maker, intends to manage Valley, allocate resources and measure performance. Goodwill balances were reallocated across the new operating segments and reporting units (as reflected in the table above) based on their relative fair values using the valuation performed during the second quarter 2022.

The goodwill from business combinations set forth in the above table during the six months ended June 30, 2022, related to the acquisitions of Bank Leumi USA and Landmark totaled $403.2 million and $4.4 million, respectively. The goodwill from Landmark transaction was allocated entirely to the Wealth Management reporting unit. During the six months ended June 30, 2022, Valley recorded $5.0 million of additional goodwill reflecting an adjustment to the deferred tax assets acquired from Westchester as of the acquisition date. See Note 2 for details related to these acquisitions.

The following table summarizes other intangible assets as of June 30, 2022 and December 31, 2021:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
June 30, 2022
Loan servicing rights	$119,142	$(93,697)	$25,445
Core deposits	223,670	(76,447)	147,223
Other	51,299	(5,325)	45,974
Total other intangible assets	$394,111	$(175,469)	$218,642
December 31, 2021
Loan servicing rights	$114,636	$(90,951)	$23,685
Core deposits	109,290	(65,488)	43,802
Other	6,092	(3,193)	2,899
Total other intangible assets	$230,018	$(159,632)	$70,386

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no net impairment recognized during the three and six months ended June 30, 2022. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $42 thousand and $833 thousand for the three and six months ended June 30, 2021.

Core deposits are amortized using an accelerated method over a period of 10 years. Valley recorded $114.4 million of core deposit intangibles resulting from the Bank Leumi USA acquisition.

The line item labeled “Other” included in the table above primarily consists of customer lists, certain financial asset servicing contracts and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 13.3 years. Valley recorded $39.0 million and $6.2 million of other intangible assets during the six months ended June 30, 2022 resulting from the Bank Leumi USA and Landmark acquisitions, respectively.

Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and six months ended June 30, 2022 and 2021.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2022 through 2026:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2022	$1,792	$16,039	$3,509
2023	3,253	28,746	6,522
2024	2,849	24,897	5,951
2025	2,483	21,048	5,380
2026	2,153	17,223	4,805

Valley recognized amortization expense on other intangible assets totaling approximately $11.4 million and $5.4 million (including net recoveries of impairment charges on loan servicing rights) for the three months ended June 30, 2022 and 2021, respectively, and $15.8 million and $11.5 million for the six months ended June 30, 2022 and 2021, respectively.

Note 10. Stock–Based Compensation
On April 19, 2021, Valley's shareholders approved the Valley National Bancorp 2021 Incentive Compensation Plan (the 2021 Plan) administered by the Compensation and Human Capital Management Committee as appointed by Valley's Board of Directors. The purposes of the 2021 Plan are to provide additional incentives to officers and key employees of Valley and its subsidiaries, whose substantial contributions are essential to the continued growth and success of Valley, and to attract and retain officers, other employees and non-employee directors whose efforts will result in the continued and long-term growth of Valley's business.
As of June 30, 2022, 5.2 million shares of common stock were available for issuance under the 2021 Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley's common stock on the last sale price reported for Valley's common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third-party specialist using a Monte Carlo valuation model.
On April 1, 2022, Valley issued replacement options for the pre-existing and fully vested stock awards consisting of Bank Leumi USA options for 2.7 million shares of Valley common stock (which all remained outstanding at June 30, 2022) at a weighted average exercise price of $8.47. The stock plan under which the original Bank Leumi stock awards were issued is no longer active at the acquisition date.
Valley granted 937 thousand and 109 thousand of time-based restricted stock units (RSUs) during the three months ended June 30, 2022 and 2021, respectively, and 2.1 million and 1.2 million for the six months ended June 30, 2022 and 2021, respectively. Generally, time-based RSUs vest ratably over a three-year period. The average grant date fair value of the RSUs granted during the six months ended June 30, 2022 and 2021 was $13.51 per share and $11.63 per share, respectively.
Valley granted 619 thousand and 604 thousand of performance-based RSUs to certain officers for the six months ended June 30, 2022 and 2021, respectively. The performance-based RSU awards include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share plus dividends and RSUs with vesting conditions based upon Valley's total shareholder return as compared to its peer group. The RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date or forfeited if the performance conditions are not met. The grant date fair value of the performance-based RSUs granted during the six months ended June 30, 2022 and 2021 was $14.72 per share and $12.36 per share, respectively.

Valley recorded total stock-based compensation expense of $6.2 million and $5.2 million for the three months ended June 30, 2022 and 2021, respectively, and $13.4 million and $10.7 million for the six months ended June 30, 2022 and 2021, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of June 30, 2022, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $43.3 million and will be recognized over an average remaining vesting period of approximately 2.18 years.
Note 11. Derivative Instruments and Hedging Activities

Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest and currency rates.

Fair Value Hedges of Fixed Rate Assets and Liabilities. Valley is exposed to changes in the fair value of fixed-rate subordinated debt due to changes in interest rates. Valley uses interest rate swaps to manage its exposure to changes in fair value on fixed rate debt instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for Valley making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.

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

Valley had five interest rate swaps with a total notional amount of $500 million that matured during the six months ended June 30, 2022. These swaps were used to hedge the changes in cash flows associated with certain short-term Federal Home Loan Bank of New York (FHLB) advances.

Non-designated Hedges. Derivatives not designated as hedges are used to manage Valley’s exposure to interest rate movements, foreign currency risk, credit risk, and to provide services to customers or for other purposes. These derivatives do not meet the requirements for hedge accounting under U.S. GAAP. Derivatives not designated as hedges are not entered into for speculative purposes.

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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At June 30, 2022, Valley had 26 credit swaps with an aggregate notional amount of $243.9 million related to risk participation agreements.

At June 30, 2022, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

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

Valley enters foreign currency forward and option contracts, primarily to accommodate our customers, that are not designated as hedging instruments. Upon the origination of a certain foreign currency denominated transactions (including foreign currency holdings and non-U.S. dollar denominated loans) with a client, we enter into a respective hedging contract with a third party financial institution to mitigate the economic impact of foreign currency exchange rate fluctuation.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	June 30, 2022			December 31, 2021
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$490	$—	$200,000	$—	$310	$700,000
Fair value hedge interest rate swaps	—	22,056	300,000	—	3,335	300,000
Total derivatives designated as hedging instruments	$490	$22,056	$500,000	$—	$3,645	$1,000,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$318,521	$318,277	$12,523,601	$180,701	$47,044	$10,179,294
Foreign currency derivatives	24,489	23,481	1,590,130	311	233	122,166
Mortgage banking derivatives	689	452	86,421	488	1,454	312,428
Total derivatives not designated as hedging instruments	$343,699	$342,210	$14,200,152	$181,500	$48,731	$10,613,888

*    Other derivatives include risk participation agreements.
The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account as settlements of the cash flow hedges and other non-designated derivative instruments. As a result, the fair value of the applicable derivative assets and liabilities are reported net of variation margin at June 30, 2022 and December 31, 2021 in the table above.

Gains (losses) included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Amount of gain (loss) reclassified from accumulated other comprehensive loss to interest expense	$116	$(749)	$(426)	$(1,664)
Amount of gain (loss) recognized in other comprehensive loss	121	(158)	441	19
The accumulated after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $831 thousand and $1.3 million at June 30, 2022 and December 31, 2021, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $730 thousand will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Derivative - interest rate swap:
Interest expense	$76	$80	$606	$80
Hedged item - subordinated debt
Interest expense	$(147)	$(83)	$(477)	$(83)
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at June 30, 2022.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	(in thousands)
Long-term borrowings	$277,486	$(22,514)
The net losses (gains) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$1,143	$(2,210)	$(1,654)	$(425)

Other non-interest income included fee income related to non-designated hedge derivative interest rate swaps (not designated as hedging instruments) executed with commercial loan customers totaling $11.1 million and $7.6 million for the three months ended June 30, 2022 and 2021, respectively, and $25.1 million and $13.8 million for the six months ended June 30, 2022 and 2021, respectively.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of June 30, 2022, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of June 30, 2022, there were no derivatives in an aggregate net liability position. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.

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

The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of June 30, 2022 and December 31, 2021.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
June 30, 2022
Assets
Interest rate swaps	$319,011	$—	$319,011	$11,492	$307,724	$—
Liabilities
Interest rate swaps	$340,333	$—	$340,333	$(11,492)	$(1,142)	$327,699
December 31, 2021
Assets
Interest rate swaps	$180,701	$—	$180,701	$—	$—	$180,701
Liabilities
Interest rate swaps	$50,689	$—	$50,689	$—	$(44,231)	$6,458

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$26,003	$15,343
Other tax credit investments, net	49,483	57,006
Total tax credit investments, net	$75,486	$72,349
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,360	$1,360
Total unfunded tax credit commitments	$1,360	$1,360

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,614	$899	$2,358	$1,796
Other tax credit investment credits and tax benefits	2,539	2,743	5,090	5,428
Total reduction in income tax expense	$4,153	$3,642	$7,448	$7,224
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$653	$460	$1,068	$1,003
Affordable housing tax credit investment impairment losses	363	431	625	772
Other tax credit investment losses	386	351	695	524
Other tax credit investment impairment losses	1,791	1,730	3,701	3,417
Total amortization of tax credit investments recorded in non-interest expense	$3,193	$2,972	$6,089	$5,716

Note 14. Operating Segments

Prior to the second quarter 2022, Valley operated as four reportable segments: Consumer Lending, Commercial Lending, Investment Management, and Corporate and Other Adjustments. Valley re-evaluated its segment reporting during the second quarter 2022 to consider the Bank Leumi USA acquisition on April 1, 2022 along with other factors, including changes in the internal structure of operations, discrete financial information reviewed by key decision-makers, balance sheet management strategies and personnel. As a result, Valley determined it operated reportable segments consisting of Consumer Lending, Commercial Lending and Treasury and Corporate Other at June 30, 2022. Treasury and Corporate Other was reorganized to consolidate Treasury and other corporate-wide functions, including the Treasury managed investment securities portfolios and overnight interest earning cash balances formerly reported under Investment Management. The discrete financial information related to the activities previously reported in the Investment Management segment is no longer provided to Valley's CEO, who is the chief operating decision maker. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments.

Consumer Lending is mainly comprised of residential mortgages and automobile loans, and to a lesser extent, secured personal lines of credit, home equity loans and other consumer loans. The duration of the residential mortgage loan portfolio is subject to movements in the market level of interest rates and forecasted prepayment speeds. The average weighted life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Lending also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, brokerage, insurance and tax credit advisory services.

Commercial Lending is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, commercial lending is Valley’s operating segment that is most sensitive to movements in market interest rates.

Treasury and Corporate Other largely consists of the Treasury managed held to maturity debt securities and available for sale debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to the Consumer Lending and Commercial Lending segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each operating segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average earning assets and or liabilities outstanding for the period.

The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. The prior period balances presented in the tables below reflect reclassifications to conform the presentation in those periods to the current operating segment structure. Valley's consolidated results were not impacted by the changes discussed above and remain unchanged for all periods presented.

The following tables represent the financial data for Valley’s operating segments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,967,305	$34,549,982	$6,373,943	$48,891,230

Interest income	$63,137	$352,440	$37,370	$452,947
Interest expense	4,723	19,735	10,329	34,787
Net interest income	58,414	332,705	27,041	418,160
Provision for credit losses	5,402	38,310	286	43,998
Net interest income after provision for credit losses	53,012	294,395	26,755	374,162
Non-interest income	17,086	14,425	27,022	58,533
Non-interest expense	18,791	24,448	256,491	299,730
Internal transfer expense (income)	37,629	157,365	(194,994)	—
Income (loss) before income taxes	$13,678	$127,007	$(7,720)	$132,965
Return on average interest earning assets (pre-tax)	0.69%	1.47%	(0.48)%	1.09%

	Three Months Ended June 30, 2021
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,150,137	$25,485,161	$5,272,116	$37,907,414

Interest income	$59,419	$255,895	$18,334	$333,648
Interest expense	5,192	18,467	9,082	32,741
Net interest income	54,227	237,428	9,252	300,907
Provision (credit) for credit losses	711	8,066	(30)	8,747
Net interest income after provision for credit losses	53,516	229,362	9,282	292,160
Non-interest income	21,915	9,819	11,392	43,126
Non-interest expense	19,792	27,241	124,860	171,893
Internal transfer expense (income)	19,862	71,207	(91,069)	—
Income (loss) before income taxes	$35,777	$140,733	$(13,117)	$163,393
Return on average interest earning assets (pre-tax)	2.00%	2.21%	(1.00)%	1.72%

	Six Months Ended June 30, 2022
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,848,764	$30,743,387	$6,017,817	$44,609,968

Interest income	$122,596	$610,346	$60,463	$793,405
Interest expense	7,930	31,062	18,584	57,576
Net interest income (loss)	114,666	579,284	41,879	735,829
Provision for credit losses	7,275	39,937	343	47,555
Net interest income (loss) after provision for credit losses	107,391	539,347	41,536	688,274
Non-interest income	30,903	31,305	35,595	97,803
Non-interest expense	35,359	49,533	412,178	497,070
Internal transfer expense (income)	66,276	257,281	(323,557)	—
Income (loss) before income taxes	$36,659	$263,838	$(11,490)	$289,007
Return on average interest earning assets (pre-tax)	0.93%	1.72%	(0.38)%	1.30%

	Six Months Ended June 30, 2021
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,099,973	$25,509,061	$5,039,222	$37,648,256

Interest income	$120,264	$508,231	$36,951	$665,446
Interest expense	11,607	41,702	18,563	71,872
Net interest income	108,657	466,529	18,388	593,574
(Credit) provision for credit losses	(1,924)	19,715	(388)	17,403
Net interest income after provision for credit losses	110,581	446,814	18,776	576,171
Non-interest income	35,600	17,533	21,226	74,359
Non-interest expense	39,641	52,772	239,693	332,106
Internal transfer expense (income)	39,364	141,790	(181,154)	—
Income (loss) before income taxes	$67,176	$269,785	$(18,537)	$318,424
Return on average interest earning assets (pre-tax)	1.89%	2.12%	(0.74)%	1.69%
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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “would,” “could,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, include, but are not limited to:
~~•~~the inability to realize expected cost savings and synergies from the Bank Leumi USA acquisition in amounts or in the timeframe anticipated;
•greater than expected costs or difficulties relating to Bank Leumi USA integration matters;
•the inability to retain customers and qualified employees of Bank Leumi USA;
•greater than expected non-recurring charges related to the Bank Leumi USA acquisition;
•the continued impact of COVID-19 on the U.S. and global economies, including business disruptions, reductions in employment, supply chain interruptions, inflation, Federal Reserve actions impacting the level of market interest rates and an increase in business failures, specifically among our clients;
•the continued impact of COVID-19 on our employees and our ability to provide services to our customers and respond to their needs as more cases and new variants of COVID-19 may arise in our primary markets;
•continued deterioration in general business and economic conditions or turbulence in domestic or global financial markets;
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
•a prolonged downturn in the economy, mainly in New Jersey, New York, Florida, Alabama, California, and Illinois, as well as an unexpected decline in commercial real estate values within our market areas;
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
We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. At June 30, 2022, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2021, and there have been no material changes in such policies and estimates since the date of such report.
New Authoritative Accounting Guidance
See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At June 30, 2022, Valley had consolidated total assets of approximately $54.4 billion, total net loans of $43.1 billion, total deposits of $43.9 billion and total shareholders’ equity of $6.2 billion. Valley operates many convenient branch office locations and commercial banking offices in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, California, Alabama and Illinois. Of our current 238 branch network, 55 percent, 19 percent, 18 percent of the branches are in New Jersey, New York and Florida, respectively, with the remaining 8 percent of the branches in Alabama, California, and Illinois combined. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years both through organic efforts and bank acquisitions. Our most recent bank acquisition is discussed below.
Bank Leumi Le-Israel Corporation. On April 1, 2022, Valley completed its acquisition of Bank Leumi Le-Israel Corporation, the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA, and collectively referred to as "Bank Leumi USA". At the acquisition date, Bank Leumi USA had approximately $8.1 billion in assets, $5.9 billion of loans and $7.0 billion of deposits, after purchase accounting adjustments. Valley issued approximately 85 million shares of common stock and paid $113.4 million in cash in the transaction. The consideration for the acquisition totaled approximately $1.2 billion, inclusive of the value of stock options. The transaction resulted in $403.2 million of goodwill and $153.4 million of combined core deposit and other intangible assets subject to amortization. See Note 2 to the consolidated financial statements for additional details regarding the acquisition of Bank Leumi USA and other recent acquisition activities.
Impact of COVID-19. During the second quarter 2022, the impact of the COVID pandemic and new global outbreaks of the COVID variants were mostly overshadowed by inflationary concerns. Inflation remains elevated, reflecting supply and demand imbalances related to the COVID pandemic, higher food and energy prices, and broader price pressures. In June 2022, travel restrictions were further loosened by eliminating COVID-19 test requirement to enter the U.S. We continue to monitor the impact of COVID-19 including the emergence of any new more severe variants closely, including its impact on our employees, customers, communities and results of operations and other government or Federal Reserve actions. See the "Operating Environment" section of MD&A for more details.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act and additional legislation that followed including the Consolidated Appropriations Act and the American Rescue Plan Act of 2021 provided funding for the SBA's Paycheck Protection Program (PPP) and established rules for qualifying borrowers to receive loan forgiveness by the SBA under this program. Valley extended a total of $3.2 billion PPP loans under the program, of which $3.1 billion of these loans have received forgiveness from the SBA. As of June 30, 2022, we had $136.0 million (including $45.7 million acquired from Bank Leumi USA) of PPP loans still outstanding.
Quarterly Results. Net income for the second quarter 2022 was $96.4 million, or $0.18 per diluted common share as compared to $120.5 million, or $0.29 per diluted common share, for the second quarter 2021. The $24.1 million decrease in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:
•a $127.8 million increase in non-interest expense largely due to $54.5 million of merger expenses incurred during the second quarter 2022 and our expanded banking operations resulting from the acquisition of Bank Leumi USA on April 1, 2022 and The Westchester Bank Holding Corporation (Westchester) on December 1, 2021; and
•a $35.3 million increase in our provision for credit losses mainly due to $41.0 million of provision related to non-PCD loans and unfunded credit commitments acquired from Bank Leumi USA; partially offset by:
•a $117.3 million increase in net interest income mainly due to higher average loan balances driven by both acquired and organic loan volumes and increased yields on new and adjustable rate loans;
•a $15.4 million increase in non-interest income primarily driven by increases in wealth management and trust fees, service charges on deposit accounts and other income totaling $6.0 million, $5.0 million and $11.5 million, respectively, generated from the aforementioned bank acquisitions, partially offset by lower new gains on sales of loans; and
•a $6.3 million decrease in income tax expense mostly caused by lower pre-tax income.
See the “Net Interest Income”, “Non-Interest Income”, “Non-Interest Expense”, and “Income Taxes” sections below for more details on the items above impacting our second quarter 2022 results.
Operating Environment. During the second quarter 2022, real gross domestic product (GDP) at an annual rate decreased 1.3 percent compared to a decline of 1.6 percent in the first quarter 2022. The second consecutive quarter of decline in economic activity was driven in large part by a decline in inventory restocking and household fixed investment. Otherwise, household demand for goods and services improved modestly despite a continued acceleration in overall prices.

In May, June and July 2022, the Federal Reserve raised the federal funds rate by 50 basis points, 75 basis points and 75 basis points, respectively, resulting in a current target range of 2.25 percent to 2.50 percent. In addition, the Federal Reserve continued to reduce its holdings of Treasury securities and agency debt and mortgage-backed securities. The Federal Reserve indicated it will reduce its Treasury and agency securities portfolio by $47.5 billion per month and after three months will increase to $95 billion per month. The changes in policy reflect the Federal Reserve’s strong commitment to returning inflation to its 2 percent objective.

The 10-year U.S. Treasury note yield ended the second quarter 2022 at 2.98 percent, 66 basis points higher compared with March 31, 2022. The spread between the 2- and 10-year U.S. Treasury note yields ended the quarter at 0.06 percent, 2 basis points higher compared to March 31, 2022.

For all commercial banks in the U.S., loans and leases increased approximately 3.9 percent from March 31, 2022 to June 30, 2022. The banking industry reported softening in demand for most commercial loan products (particularly for commercial real estate loans secured by non-farm nonresidential structures) in recent months as compared to the beginning of the year. During the second quarter 2022, Valley’s new loan originations experienced solid increases across most product types primarily driven by an increase in non-owner occupied commercial real estate, commercial and industrial, residential mortgage and automobile loans. However, further declines in GDP, continued increases in market interest rates, persistently high inflation, the lingering impact of the pandemic on supply chains and business opportunities, labor market conditions, and fallout from the Russia-Ukraine war, among other factors, add a high level of uncertainty to the future path of the U.S. economy and the risk of a recession. Should economic conditions continue to deteriorate causing business activity, spending and investment to decline, it would adversely impact the Bank’s financial results, as highlighted below in this MD&A.
Loans. Total loans increased $8.2 billion to $43.6 billion at June 30, 2022 from March 31, 2022 largely due to a combination of $5.9 billion of acquired loans from Bank Leumi USA and strong organic loan growth. Excluding acquired loans from Bank Leumi USA, our loan portfolio increased 26 percent on an annualized basis during the second quarter 2022 as a result of strong commercial loan volumes and a continued uptick in new residential mortgage loans originated for investment rather than sale. We sold approximately $125 million of residential mortgage loans resulting in total pre-tax gains of $3.6 million in the second quarter 2022. See further details on our loan activities under the “Loan Portfolio” section.
Asset Quality. Total accruing past due loans decreased $19.3 million to $73.5 million, or 0.17 percent of total loans, at June 30, 2022 as compared to $92.8 million, or 0.26 percent of total loans, at March 31, 2022. Non-accrual loans represented 0.72 percent and 0.65 percent of total loans at June 30, 2022 and March 31, 2022, respectively. See further details in the "Non-performing Assets" section below.
Deposits and Other Borrowings. Overall, average deposits increased by $7.1 billion to $42.9 billion for the second quarter 2022 as compared to the first quarter 2022 mostly due to deposits assumed from Bank Leumi USA on April 1, 2022, as well as continued growth in commercial and retail customer deposits without stated maturities. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 38 percent, 54 percent and 8 percent of total deposits as of June 30, 2022, respectively. While we experienced some growth in time deposits due to recent CD promotions and deposits assumed from Bank Leumi USA, our overall mix of average deposits for the second quarter 2022 continued to shift away from higher cost time deposits to the non-maturity deposit categories as compared to the first quarter 2022.
Actual ending balances for deposits increased $8.2 billion to approximately $43.9 billion at June 30, 2022 from March 31, 2022 mostly due to $7.0 billion of assumed deposits from Bank Leumi USA and continued commercial customer deposit organic growth, and our increased utilization of brokered deposits, consisting of money market and time deposit accounts, in our funding mix. Total brokered deposits increased to $2.3 billion at June 30, 2022 as compared to $1.2 billion at March 31, 2022. Non-interest bearing deposits and the savings, NOW and money market category increased $4.2 billion and $3.3 billion, respectively, at June 30, 2022 as compared to March 31, 2022. The increase in non-interest bearing deposits during the second quarter 2022 was mainly attributable to $4.5 billion of deposits assumed from Bank Leumi USA. While we believe the current operating environment will likely continue to be favorable for Valley’s deposit gathering initiatives, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at June 30, 2022.
The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Average short-term borrowings:
FHLB advances	$822,913	$434,444	$707,692	$629,753	$851,381
Securities sold under repurchase agreements	142,790	148,575	166,125	145,666	155,983
Federal funds purchased	637,495	11,278	110	326,116	13,094
Total	$1,603,198	$594,297	$873,927	$1,101,535	$1,020,458

Average long-term borrowings:
FHLB advances	$788,803	$788,956	$1,391,382	$788,879	$1,477,207
Subordinated debt	617,291	631,056	453,258	624,135	428,358
Securities sold under repurchase agreements	—	—	300,000	—	300,000
Junior subordinated debentures issued to capital trusts	56,544	56,457	56,196	56,501	56,154
Total	$1,462,638	$1,476,469	$2,200,836	$1,469,515	$2,261,719
Average short-term borrowings increased $729.3 million during the second quarter 2022 as compared to the second quarter 2021 mostly due to an increase in the federal funds purchased balance as a part of our funding strategy. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) decreased $738.2 million from the second quarter 2021 largely due to the repayment of several maturing FHLB advances and repurchase agreements subsequent to the second quarter 2021.
Actual ending balances for short-term borrowings increased by $1.0 billion to $1.5 billion at June 30, 2022 as compared to March 31, 2022 largely due to additional FHLB advances, including approximately $103.8 million assumed from Bank Leumi USA, partially offset by a $125 million decrease in federal funds purchased at June 30, 2022. Long-term borrowings totaled $1.4 billion at June 30, 2022 and remained relatively unchanged from March 31, 2022.

Non-GAAP Financial Measures. The table below presents selected performance indicators, their comparative non-GAAP measures and the (non-GAAP) efficiency ratio for the periods indicated. The Company believes that the non-GAAP financial measures provide useful supplemental information to both management and investors in understanding Valley’s underlying operational performance, business, and performance trends, and may facilitate comparisons of our current and prior performance with the performance of others in the financial services industry. Management utilizes these measures for internal planning, forecasting and analysis purposes. Management believes that Valley’s presentation and discussion of this supplemental information, together with the accompanying reconciliations to the GAAP financial measures, also allows investors to view performance in a manner similar to management. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may also be calculated differently from similar measures disclosed by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selected Performance Indicators	($ in thousands, except for %)
GAAP measures:
Net income, as reported	$96,413	$120,512	$213,141	$236,222
Return on average assets	0.72%	1.17%	0.88%	1.15%
Return on average shareholders’ equity	6.18	10.24	7.51	10.10
Non-GAAP measures:
Net income, as adjusted	$165,803	$126,617	$286,116	$242,412
Return on average assets, as adjusted	1.25%	1.23%	1.18%	1.18%
Return on average shareholders' equity, as adjusted	10.63	10.76	10.09	10.37
Return on average tangible shareholders' equity (ROATE)	9.33	14.79	11.07	14.64
ROATE, as adjusted	16.05	15.54	14.87	15.03
Efficiency ratio	50.78	46.64	51.81	47.59

	June 30, 2022	December 31, 2021
Common Equity Per Share Data:
Book value per common share (GAAP)	$11.84	$11.57
Tangible book value per common share (non-GAAP)	7.71	7.94
Non-GAAP Reconciliations to GAAP Financial Measures
Adjusted net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income, as reported (GAAP)	$96,413	$120,512	$213,141	$236,222
Add: Loss on extinguishment of debt (net of tax)	—	6,024	—	6,024
Add: Losses on available for sale and held to maturity securities transactions (net of tax) (a)	(56)	81	(50)	166
Add: Non-PCD provision for credit losses (net of tax) (b)	29,282	—	29,282	—
Add: Merger related expenses (net of tax) (c)	40,164	—	43,743	—
Net income, as adjusted (non-GAAP)	$165,803	$126,617	$286,116	$242,412

(a)    Included in (losses) gains on securities transactions, net.
(b)    Represents the provision for credit losses for non-PCD loans, unfunded credit commitments and held to maturity debt securities acquired from Bank Leumi USA on April 1, 2022.
(c)    Merger related expenses are primarily within salary and employee benefits expense, professional and legal fees, and other expense.

In addition to the items used to calculate net income, as adjusted, in the table above, our net income is, from time to time, impacted by fluctuations in the level of net gains on sales of loans, wealth management fees, swap fees recognized from commercial loan customer transactions. These amounts can vary widely from period to period due to, among other factors, the amount of residential mortgage loans originated for sale, loan portfolio sales, brokerage fees, and commercial loan customer demand for certain products. See the “Non-Interest Income” section below for more details.
Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Net income, as adjusted (non-GAAP)	$165,803	$126,617	$286,116	$242,412
Average assets	$53,211,422	$41,161,459	$48,417,469	$40,967,174
Annualized return on average assets, as adjusted (non-GAAP)	1.25%	1.23%	1.18%	1.18%
Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Net income, as adjusted (non-GAAP)	$165,803	$126,617	$286,116	$242,412
Average shareholders' equity	$6,238,985	$4,708,797	$5,673,014	$4,677,273
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	10.63%	10.76%	10.09%	10.37%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Net income, as reported (GAAP)	$96,413	$120,512	$213,141	$236,222
Net income, as adjusted (non-GAAP)	165,803	126,617	$286,116	$242,412
Average shareholders’ equity	$6,238,985	$4,708,797	$5,673,014	$4,677,273
Less: Average goodwill and other intangible assets	2,105,585	1,449,388	1,823,538	1,450,562
Average tangible shareholders’ equity	$4,133,400	$3,259,409	$3,849,476	$3,226,711
Annualized ROATE (non-GAAP)	9.33%	14.79%	11.07%	14.64%
Annualized ROATE, as adjusted (non-GAAP)	16.05%	15.54%	14.87%	15.03%

The efficiency ratio is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$299,730	$171,893	$497,070	$332,106
Less: Loss on extinguishment of debt (pre-tax)	—	8,406	—	8,406
Less: Amortization of tax credit investments (pre-tax)	3,193	2,972	6,089	5,716
Less: Merger related expenses (pre-tax) (a)	54,496	—	59,124	—
Total non-interest expense, as adjusted (non-GAAP)	$242,041	$160,515	$431,857	$317,984
Net interest income, as reported (GAAP)	$418,160	$300,907	$735,829	$593,574
Total non-interest income, as reported (GAAP)	58,533	43,126	97,803	74,359
Add: Losses on available for sale and held to maturity securities transactions, net (pre-tax) (b)	(78)	113	(69)	231
Total net interest income and non-interest income, as adjusted (non-GAAP)	$476,615	$344,146	$833,563	$668,164
Efficiency ratio (non-GAAP)	50.78%	46.64%	51.81%	47.59%

(a)    Included primarily within salary and employee benefits expense, professional and legal fees, and other expense.
(b)    Included in gains on securities transactions, net.

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	June 30, 2022	December 31, 2021
	($ in thousands, except for share data)
Common shares outstanding	506,328,526	421,437,068
Shareholders’ equity	$6,204,913	$5,084,066
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	2,090,147	1,529,394
Tangible common shareholders’ equity	$3,905,075	$3,344,981
Tangible book value per common share (non-GAAP)	$7.71	$7.94
Book value per common share (GAAP)	$11.84	$11.57

Net Interest Income
Net interest income consists of interest income and dividends earned on interest earning assets, less interest expense on interest bearing liabilities, and represents the main source of income for Valley.
Net interest income on a tax equivalent basis totaling $419.6 million for the second quarter 2022 increased $101.2 million as compared to the first quarter 2022 and increased $117.8 million from the second quarter 2021. Interest income on a tax equivalent basis in the second quarter 2022 increased $113.2 million to $454.4 million as compared to the first quarter 2022. The increase was mostly due to higher average loan balances driven both by acquired and organic loans and increased yields on both new originations and adjustable rate loans in our portfolio. Interest expense of $34.8 million for the second quarter 2022 increased $12.0 million as compared to the first quarter 2022 largely due to a moderate increase in interest rates on both non-maturity deposits and short-term borrowings, as well as interest expense related to deposits and borrowings assumed in the Bank Leumi USA acquisition.
Average interest earning assets increased $11.0 billion to $48.9 billion for the second quarter 2022 as compared to the second quarter 2021 primarily due to the acquisitions of Bank Leumi USA and Westchester on April 1, 2022

and December 1, 2021, respectively, as well as strong organic loan growth over the 12-month period ended June 30, 2022. Compared to the first quarter 2022, average interest earning assets increased by $8.6 billion during the second quarter 2022. The increase was primarily driven by a $7.9 billion increase in average loan balances due to $5.9 billion of loans acquired form Bank Leumi USA and continued organic loan growth mainly in the non-PPP commercial loan categories, as well as residential mortgage loans.
Average interest bearing liabilities increased $4.2 billion to $29.7 billion for the second quarter 2022 as compared to the second quarter 2021 mainly due to $2.5 billion of interest bearing deposits assumed from Bank Leumi USA, strong growth in commercial and retail customer deposit balances without stated maturities, and $727 million of interest bearing deposits assumed from Westchester. As compared to the first quarter 2022, average interest bearing liabilities increased by $3.5 billion in the second quarter 2022 mainly due to the deposits from Bank Leumi USA and continued growth in average non-maturity deposits balances, including supplemental growth from commercial depositors, a relatively new niche product targeting professional service firms and an increased utilization of short-term borrowings as part of our funding and liquidity sources. Total average deposits, including non-interest bearing deposits, increased $7.1 billion to $42.9 billion for the second quarter 2022 as compared to the first quarter 2022. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
Our net interest margin on a tax equivalent basis of 3.43 percent for the second quarter 2022 increased by 27 basis points and 25 basis points from 3.16 percent and 3.18 percent for the first quarter 2022 and second quarter 2021, respectively. The yield on average interest earning assets increased by 33 basis points on a linked quarter basis mostly due to the aforementioned higher yields on new and adjustable rate loans in the second quarter 2022 as compared to the first quarter 2022. The yield on average loans increased by 24 basis points to 3.91 percent for the second quarter 2022 as compared to the first quarter 2022 largely due to the higher level of market interest rates. The yields on average taxable and non-taxable investments also increased 39 basis points and 67 basis points, respectively, from the first quarter 2022 largely due to interest income, including discount accretion, on investment securities acquired from Bank Leumi USA. The overall cost of average interest bearing liabilities increased 12 basis points to 0.47 percent for the second quarter 2022 as compared to the first quarter 2022. The increase was mainly due to moderately higher pricing of non-maturity deposits combined with greater utilization of brokered deposits and short-term borrowings in our loan funding mix during the second quarter 2022. Our cost of total average deposits only increased to 0.19 percent for the second quarter 2022 from 0.14 percent for the first quarter 2022.
As noted in the "Operating Environment" section above, the Federal Reserve raised the federal funds rate by 50 basis points, 75 basis points and 75 basis points, in May, June, and July 2022, respectively, resulting in a current target range of 2.25 percent to 2.50 percent. Higher levels of market interest rates would benefit certain interest earning assets on our balance sheet and likely provide us the opportunity to reinvest any excess cash, including normal repayments of loans and investments, at higher rates. Funding costs also increased during the second quarter 2022 and the early stages of the third quarter 2022, however at this time, we expect a continued benefit to our net interest income from a certain amount of lag in higher funding costs due to the current market and our ability to manage the balance sheet. While our outlook for our net interest income for the remainder of 2022 is positive, we cannot provide any assurances that our net interest income or margin will remain at the levels reported for the second quarter 2022.

The following table reflects the components of net interest income for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2022			March 31, 2022			June 30, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$42,517,287	$415,602	3.91%	$34,623,402	$317,390	3.67%	$32,635,298	$315,339	3.87%
Taxable investments (3)	4,912,994	30,610	2.49	3,838,468	20,115	2.10	3,159,842	14,883	1.88
Tax-exempt investments (1)(3)	684,471	6,571	3.84	401,742	3,186	3.17	498,971	4,071	3.26
Interest bearing deposits with banks	776,478	1,569	0.81	1,419,436	461	0.13	1,613,303	235	0.06
Total interest earning assets	48,891,230	454,352	3.72	40,283,048	341,152	3.39	37,907,414	334,528	3.53
Allowance for credit losses	(428,193)			(367,989)			(350,388)
Cash and due from banks	426,187			281,883			335,083
Other assets	4,362,789			3,361,185			3,237,689
Unrealized gains on securities available for sale, net	(40,591)			12,124			31,661
Total assets	$53,211,422			$43,570,251			$41,161,459
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$23,027,347	$17,122	0.30%	$20,522,629	$9,627	0.19%	$17,784,985	$11,166	0.25%
Time deposits	3,601,088	3,269	0.36	3,554,520	2,831	0.32	4,609,778	6,279	0.54
Total interest bearing deposits	26,628,435	20,391	0.31	24,077,149	12,458	0.21	22,394,763	17,445	0.31
Short-term borrowings	1,603,198	4,083	1.02	594,297	806	0.54	873,927	1,168	0.53
Long-term borrowings (4)	1,462,638	10,313	2.82	1,476,469	9,525	2.58	2,200,836	14,128	2.57
Total interest bearing liabilities	29,694,271	34,787	0.47	26,147,915	22,789	0.35	25,469,526	32,741	0.51
Non-interest bearing deposits	16,267,946			11,686,534			10,328,412
Other liabilities	1,010,220			631,093			654,724
Shareholders’ equity	6,238,985			5,104,709			4,708,797
Total liabilities and shareholders’ equity	$53,211,422			$43,570,251			$41,161,459
Net interest income/interest rate spread (5)		$419,565	3.25%		$318,363	3.04%		$301,787	3.02%
Tax equivalent adjustment		(1,405)			(694)			(880)
Net interest income, as reported		$418,160			$317,669			$300,907
Net interest margin (6)			3.42%			3.15%			3.18%
Tax equivalent effect			0.01			0.01			—
Net interest margin on a fully tax equivalent basis (6)			3.43%			3.16%			3.18%

The following table reflects the components of net interest income for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$38,592,151	$732,991	3.80%	$32,609,034	$628,545	3.86%
Taxable investments (3)	4,377,990	50,725	2.32%	3,135,614	29,920	1.91
Tax-exempt investments (1)(3)	543,646	9,757	3.59%	506,349	8,319	3.29
Interest bearing deposits with banks	1,096,181	2,030	0.37%	1,397,259	459	0.07
Total interest earning assets	44,609,968	795,503	3.57%	37,648,256	667,243	3.54
Allowance for credit losses	(398,258)			(348,834)
Cash and due from banks	354,433			324,044
Other assets	3,864,997			3,305,222
Unrealized gains on securities available for sale, net	(13,671)			38,486
Total assets	$48,417,469			$40,967,174
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$21,781,907	$26,749	0.25%	17,204,598	22,291	0.26%
Time deposits	3,577,933	6,100	0.34	5,223,740	17,372	0.67
Total interest bearing deposits	25,359,840	32,849	0.26	22,428,338	39,663	0.35
Short-term borrowings	1,101,535	4,889	0.89	1,020,458	2,926	0.57
Long-term borrowings (4)	1,469,515	19,838	2.70	2,261,719	29,283	2.59
Total interest bearing liabilities	27,930,890	57,576	0.41	25,710,515	71,872	0.56
Non-interest bearing deposits	13,989,897			9,853,345
Other liabilities	823,668			726,041
Shareholders’ equity	5,673,014			4,677,273
Total liabilities and shareholders’ equity	$48,417,469			$40,967,174
Net interest income/interest rate spread (5)		$737,927	3.16%		$595,371	2.98%
Tax equivalent adjustment		(2,098)			(1,797)
Net interest income, as reported		$735,829			$593,574
Net interest margin (6)			3.30%			3.15%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.31%			3.16%
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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2022 Compared to June 30, 2021			Six Months Ended June 30, 2022 Compared to June 30, 2021
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$96,554	$3,709	$100,263	$113,763	$(9,317)	$104,446
Taxable investments	9,942	5,785	15,727	13,503	7,302	20,805
Tax-exempt investments*	1,695	805	2,500	638	800	1,438
Interest bearing deposits with banks	(183)	1,517	1,334	(119)	1,690	1,571
Total increase in interest income	108,008	11,816	119,824	127,785	475	128,260
Interest Expense:
Savings, NOW and money market deposits	3,665	2,291	5,956	5,672	(1,214)	4,458
Time deposits	(1,192)	(1,818)	(3,010)	(4,426)	(6,846)	(11,272)
Short-term borrowings	1,398	1,517	2,915	249	1,714	1,963
Long-term borrowings and junior subordinated debentures	(5,099)	1,284	(3,815)	(10,647)	1,202	(9,445)
Total (decrease) increase in interest expense	(1,228)	3,274	2,046	(9,152)	(5,144)	(14,296)
Total increase (decrease) in net interest income	$109,236	$8,542	$117,778	$136,937	$5,619	$142,556

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income
Non-interest income increased $15.4 million and $23.4 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods of 2021. The following table presents the components of non-interest income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Wealth management and trust fees	$9,577	$3,532	$14,708	$6,861
Insurance commissions	3,463	2,637	5,322	4,195
Service charges on deposit accounts	10,067	5,083	16,279	10,186
(Losses) gains on securities transactions, net	(309)	375	(1,381)	476
Fees from loan servicing	2,717	3,187	5,498	6,086
Gains on sales of loans, net	3,602	10,061	4,588	13,574
Bank owned life insurance	2,113	2,475	4,159	4,806
Other	27,303	15,776	48,630	28,175
Total non-interest income	$58,533	$43,126	$97,803	$74,359

Wealth management and trust fees income increased by $6.0 million and $7.8 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 mostly due to $4.4 million of brokerage fees resulting from the acquisition of Bank Leumi USA and its wholly-owned broker dealer subsidiary now legally named Valley Financial Management, Inc. The increases in both 2022 periods were also supplemented by an additional revenues generated by our advisory firm, Dudley Ventures, LLC, specializing in the investment and management of tax credit investments, which we acquired in October 2021.

Service charges on deposit accounts increased by $5.0 million and $6.1 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 mostly driven by additional checking accounts related revenues resulting from deposit accounts acquired from Leumi USA.
Net losses on securities transactions of $1.4 million for the six months ended June 30, 2022 were mostly due to net trading losses related to our trading municipal bond portfolio.
Net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each reporting period end. Net gains on sales of loans decreased $6.5 million and $9.0 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods of 2021. The quarter over quarter decrease was mostly due to lower loan sale volumes and spreads (i.e., margin on individual loan sales). During the second quarter 2022, we sold approximately $125.0 million of residential mortgage loans as compared to $326.2 million during the second quarter 2021. The mark to market change on loans held for sale at fair value resulted in net gains totaling $1.5 million for the three months ended June 30, 2022 as compared to $460 thousand of net losses for the same period of 2021, and net losses totaling $3.3 million and $10.0 million for the six months ended June 30, 2022 and 2021, respectively. Our ability to generate net gains on sales of loans could continue to be challenged by a number of factors, including increases in market interest rates, lower customer demand for conforming loan products and our potential decision to change the mix of loans originated for investment in our loan portfolio rather than sale. See further discussion of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.
Other non-interest income increased $11.5 million and $20.5 million for the three and six months ended June 30, 2022 as compared to the same periods in 2021, respectively, mostly due to higher fee income from derivative interest rate swaps executed with commercial lending customers caused by a greater volume of transactions and higher foreign exchange fees. Swap fee income totaled $11.1 million and $7.6 million for the three months ended June 30, 2022 and 2021, respectively, and $25.1 million and $13.8 million for the six months ended June 30, 2022 and 2021, respectively. While we believe our commercial loan swap based product will remain attractive to borrowers in the current interest rate environment, we can provide no assurance that our swap fees will remain at the level reported for the second quarter 2022. Foreign exchange fees totaled $2.1 million and $2.5 million three and six months ended June 30, 2022, respectively. Foreign exchange fees for the respective reporting periods in 2021 were not material.

Non-Interest Expense
Non-interest expense increased $127.8 million and $165.0 million for the three and six months ended June 30, 2022 as compared to the same periods in 2021, respectively. The following table presents the components of non-interest expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Salary and employee benefits expense	$154,798	$91,095	$262,531	$179,198
Net occupancy expense	22,429	18,550	44,420	39,230
Technology, furniture and equipment expense	49,866	23,220	75,880	43,950
FDIC insurance assessment	5,351	3,374	9,509	6,650
Amortization of other intangible assets	11,400	5,449	15,837	11,455
Professional and legal fees	30,409	7,486	45,158	13,758
Loss on extinguishment of debt	—	8,406	—	8,406
Amortization of tax credit investments	3,193	2,972	6,089	5,716
Other	22,284	11,341	37,646	23,743
Total non-interest expense	$299,730	$171,893	$497,070	$332,106
Salary and employee benefits expense increased $63.7 million and $83.3 million for the three and six months ended June 30, 2022 as compared to the same periods of 2021, respectively. The increases in both 2022 periods were primarily due to strategic increases in our headcount to enhance lending and operations (including additions to staff due to the Bank Leumi USA and Westchester acquisitions), increases in our branch compensation to preserve staffing and service levels, and to keep pace with the increases in wage demand across the industry. In addition, salary and employee benefits expense included approximately $28.0 million in merger expense, primarily consisting of change in control and severance payments, related to Bank Leumi USA during the second quarter 2022.
Net occupancy expense increased $3.9 million and $5.2 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods of 2021 mainly due to higher depreciation expense and repair and maintenance costs.
Technology, furniture and equipment expense increased $26.6 million and $31.9 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods of 2021. The increases were due, in part, to Bank Leumi USA merger related expenses (largely consisting of technology related costs) totaling $15.3 million in the second quarter 2022 and higher data processing costs.
FDIC insurance assessment expense increased $2.0 million and $2.9 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods of 2021 mainly due to the Bank Leumi USA acquisition and continued organic loan growth.
Amortization of other intangible assets increased $6.0 million and $4.4 million for the three and six months ended June 30, 2022, respectively, as compared to the same period of 2021 mostly due to additional core deposit and other intangible assets resulting from the Bank Leumi USA acquisition. See Notes 2 and 9 to the consolidated financial statements for additional information.
Professional and legal fees increased $22.9 million and $31.4 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods of 2021. The increases were due, in part, to services expense, increased consulting expense mainly related to technology transformation and new product initiatives during the three and six months and merger related expenses. Merger related expenses totaled $11.4 million (related to the Bank Leumi USA acquisition) and $12.2 million for the three and six months ended June 30, 2022, respectively.
Loss on extinguishment of debt totaled $8.4 million for the three and six months ended June 30, 2021 reflecting the prepayment of approximately $248 million of long-term FHLB advances during the second quarter 2021.

Other non-interest expense increased $10.9 million and $13.9 million for the three and six months ended June 30, 2022 as compared to the same periods of 2021. These increases within this expense category related to advertising and other incrementally higher operating expenses due to the expansion of our operations, including acquisitions of Bank Leumi USA on April 1, 2022 and Westchester on December 1, 2021.
Income Taxes
Income tax expense totaled $36.6 million for the second quarter 2022 as compared to $39.3 million and $42.9 million for the first quarter 2022 and second quarter 2021, respectively. Our effective tax rate was 27.5 percent, 25.2 percent and 26.2 percent for the second quarter 2022, first quarter 2022 and second quarter 2021, respectively. The increase in the effective tax rate in the second quarter 2022 as compared to the first quarter 2022 was mainly due to the tax effect of an increase in permanent difference disallowances, lower discrete tax items, as well as moderate state tax rate adjustments recognized during the second quarter 2022. The decrease in income tax expense as compared to the second quarter 2021 was mainly due to lower pre-tax income.
U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will range from 26 percent to 28 percent for 2022, exclusive of pending potential tax rate increases.
Operating Segments
Prior to the second quarter 2022, Valley operated as four reportable segments: Consumer Lending, Commercial Lending, Investment Management, and Corporate and Other Adjustments. Valley re-evaluated its segment reporting during the second quarter 2022 to consider the Bank Leumi USA acquisition on April 1, 2022 along with other factors, including changes in the internal structure of operations, discrete financial information reviewed by key decision-makers, balance sheet management strategies and personnel. As a result, Valley determined it operated reportable segments consisting of Consumer Lending, Commercial Lending and Treasury and Corporate Other at June 30, 2022. Treasury and Corporate Other was reorganized to consolidate Treasury and other corporate-wide functions, including the Treasury managed investment securities portfolios and overnight interest earning cash balances formerly reported under Investment Management. The discrete financial information related to the activities previously reported in the Investment Management segment is no longer provided to Valley's CEO, who is the chief operating decision maker. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments.
The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. The prior-period balances reflect reclassifications to conform the presentation in those periods to the current operating segment structure. Valley's consolidated results were not impacted by the changes discussed above and remain unchanged for all periods presented.

The following tables present the financial data for Valley's operating segments for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,967,305	$34,549,982	$6,373,943	$48,891,230
Income (loss) before income taxes	13,678	127,007	(7,720)	132,965
Annualized return on average interest earning assets (before tax)	0.69%	1.47%	(0.48)%	1.09%

	Three Months Ended June 30, 2021
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,150,137	$25,485,161	$5,272,116	$37,907,414
Income (loss) before income taxes	35,777	140,733	(13,117)	163,393
Annualized return on average interest earning assets (before tax)	2.00%	2.21%	(1.00)%	1.72%

See Note 14 to the consolidated financial statements for additional details.
Consumer Lending
Consumer Lending represented 18.7 percent of our loan portfolio at June 30, 2022, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.5 percent of our loan portfolio at June 30, 2022) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 3.8 percent of total loans at June 30, 2022) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Lending also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, brokerage, insurance and tax credit advisory services.
Average interest earning assets in Consumer Lending increased $817.2 million to $8.0 billion for the three months ended June 30, 2022 as compared to the second quarter 2021. The increase was largely due to solid new and refinanced residential mortgage loan volumes over the last 12-month period, as well as growth in automobile loans and secured personal lines of credit. Loans acquired from Bank Leumi USA on April 1, 2022 and Westchester on December 1, 2021 did not materially impact this operating segment.
Income before income taxes generated by Consumer Lending decreased $22.1 million to $13.7 million for the second quarter 2022 as compared to the second quarter 2021 largely due to a $17.8 million increase in the internal transfer expense, $4.7 million increase in the provision for loan losses, and lower non-interest income. The negative impact of these items was partially offset by a $4.2 million increase in net interest income. The higher internal transfer expense was mostly driven by general increases related to organic growth in our retail business and the recent bank acquisitions. The increase in the provision for loan losses was mainly due to higher quantitative reserves for residential mortgage loans, as well as loan growth in this category. Non-interest income decreased $4.8 million or the second quarter 2022 as compared to the second quarter 2021 largely due to lower gains on sales of residential mortgage loans. The negative impact of these items was partially offset by a $4.2 million increase in net interest income mainly driven by higher average loan balances.

The net interest margin on the Consumer Lending portfolio decreased 9 basis points to 2.94 percent for the second quarter 2022 as compared to the second quarter 2021 mainly due to a 15 basis point decrease in the yield on average loans, partially offset by a 6 basis point decrease in the costs associated with our funding sources. The 15 basis point decrease in loan yield was largely due to lower yielding new loan volumes and normal loan repayments over the last 12-month period. The decrease in our funding costs was mainly due to continued runoff of higher cost time deposits, greater mix of non-interest bearing deposits. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
Commercial Lending
Commercial Lending is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $8.5 billion and represented 19.5 percent of the total loan portfolio at June 30, 2022. Commercial real estate loans and construction loans totaled $26.9 billion and represented 61.8 percent of the total loan portfolio at June 30, 2022.
Average interest earning assets in this segment increased approximately $9.1 billion to $34.5 billion for the three months ended June 30, 2022 as compared to the second quarter 2021 mostly due to acquired loans from Bank Leumi USA and Westchester and strong new organic loan originations primarily concentrated in the commercial real estate loan portfolio, partially offset by run-off of commercial and industrial PPP loans due to SBA loan forgiveness.
Income before income taxes for the three months ended June 30, 2022 for Commercial Lending decreased $13.7 million to $127.0 million as compared to the second quarter 2021. The decrease was mainly driven by an increase in the internal transfer expense coupled with higher provision for loan losses, partially offset by increases in both net interest income and non-interest income. Internal transfer expense increased $86.2 million for the second quarter 2022 as compared to the second quarter 2021 due to general increases related to both organic and acquired growth in our business. The provision for loan losses increased by $30.2 million as compared to the second quarter 2021 mainly due to the provision related to non-PCD loans and unfunded credit commitments acquired from Bank Leumi USA. See further details in the "Allowance for Credit Losses for Loans" section of this MD&A. Net interest income for this segment increased $95.3 million to $332.7 million for the second quarter 2022 as compared to the same period in 2021 primarily due to additional income generated on higher average loan balances. Non-interest income increased $4.6 million to $14.4 million for the three months ended June 30, 2022 as compared to the second quarter 2021 mainly due to a $3.5 million increase in swap fee income from derivative interest rate swaps executed with commercial loan customers.
The net interest margin for this segment increased 12 basis points to 3.85 percent for the second quarter 2022 as compared to the second quarter 2021 due to a 6 basis point decrease in the cost of our funding sources and a 6 basis point increase in the yield on average loans.
Treasury and Corporate Other
Treasury and Corporate Other largely consists of the Treasury managed held to maturity debt securities and available for sale debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to the Consumer Lending and Commercial Lending segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average earning assets and/or liabilities outstanding for the period. Other items disclosed in this segment include net gains and losses on available for sale and held to maturity securities transactions, not reported in the investment management segment above, interest expense related to subordinated notes, amortization and impairment of tax credit investments, as well as other non-core items, including merger expenses.
Average interest earning assets in this segment increased $1.1 billion during the three months ended June 30, 2022 mainly due to an increase of $1.8 billion in average investment securities, partially offset by lower average interest bearing deposits with banks. The increase in the average investment securities balance was mainly due to $1.3 billion of investment securities acquired from Bank Leumi USA. The $836.8 million decrease in average interest bearing deposits with banks as compared to the same period in 2021 was mainly due to continued funding of loan growth and fluctuations in the timing of loan and investment activity.
Treasury and Corporate Other recognized pre-tax losses of $7.7 million and $13.1 million for the three months ended June 30, 2022 and 2021, respectively. The $5.4 million decrease in the pre-tax loss during the 2022 period was due to increases in internal transfer income, net interest income and non-interest income that were more than offset by an increase in non-interest expense. The internal transfer income increased by $103.9 million to $195.0 million for the three months ended June 30, 2022 as compared to the same period a year ago mostly due to general increases related to our growth and recent acquisitions. Non-interest expense increased $131.6 million to $256.5 million during the three months ended June 30, 2022 as compared to the same period a year ago largely due to $54.5 million of merger expenses incurred during the second quarter 2022 and our expanded banking operations resulting from the Bank Leumi USA acquisition. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.
The net interest margin for this segment increased 102 basis points to 2.12 percent for the for the second quarter 2022 as compared to the second quarter 2021 due to a 96 basis point increase in the yield on average investments, and a 6 basis point decrease in cost of our funding sources. The increase in the yield on average investments as compared to the second quarter 2021 was largely due to higher interest income, including discount accretion, on securities acquired from Bank Leumi USA.

The following tables present the financial data for Valley's operating segment for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,848,764	$30,743,387	$6,017,817	$44,609,968
Income (loss) before income taxes	36,659	263,838	(11,490)	289,007
Annualized return on average interest earning assets (before tax)	0.93%	1.72%	(0.38)%	1.30%

	Six Months Ended June 30, 2021
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,099,973	$25,509,061	$5,039,222	$37,648,256
Income (loss) before income taxes	67,176	269,785	(18,537)	318,424
Annualized return on average interest earning assets (before tax)	1.89%	2.12%	(0.74)%	1.69%

Consumer Lending

Consumer Lending's average interest earning assets increased $748.8 million to $7.8 billion for the six months ended June 30, 2022 as compared to the same period in 2021. The increase was largely due to solid new and refinanced residential mortgage loan volumes over the last 12-month period, as well as growth in automobile loans and secured personal lines of credit.

Income before income taxes generated by Consumer Lending decreased $30.5 million to $36.7 million for the six months ended June 30, 2022 as compared to the same period in 2021 largely due to a $26.9 million increase in the internal transfer expense coupled with higher provision for loan losses and non-interest expense. The provision for loan losses increased $9.2 million for the six months ended June 30, 2022 from $1.9 million credit (negative) provision for the same period of 2021. The increase in provision was mainly due to higher reserves related to residential loan growth. See further details in the "Allowance for Credit Losses" section of this MD&A. Net interest income increased $6.0 million primarily due to the lower funding costs, as well as additional income generated on higher average loan balances. The higher net interest income was largely offset by a $4.7 million decrease in non-interest income, which was mostly attributable to lower net gains on sales of residential mortgage loans for the six months ended June 30, 2022 as compared to the same period in 2021.

Net interest margin on the Consumer Lending portfolio decreased 14 basis points to 2.92 percent for the six months ended June 30, 2022 as compared to the same period one year ago mainly due to a 27 basis point decrease in the yield on average loans, partially offset by a 13 basis point decrease in the costs associated with our funding sources. The 27 basis point decrease in loan yield was largely due to lower yielding new loan volumes prior to the second quarter 2022 and normal loan repayments. The decrease in our funding costs was mainly due to a greater mix of non-interest bearing deposits, deposits continuing to reprice at lower interest rates prior to the second quarter 2022 and the repayment of maturing higher cost borrowings.
Commercial Lending

Average interest earning assets in Commercial Lending increased $5.2 billion to $30.7 billion for the six months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily due to strong organic loan growth over the 12-month period ended June 30, 2022, as well as loans acquired from Bank Leumi USA and Westchester.

For the six months ended June 30, 2022, income before income taxes for Commercial Lending decreased $5.9 million to $263.8 million as compared to the same period in 2021 mainly driven by increases in internal transfer expense and provision for loan losses, largely offset by higher net interest income and non-interest income. Internal transfer expense increased $115.5 million to $257.3 million for the six months ended June 30, 2022 as compared to the same period in 2021. The provision for credit losses increased $20.2 million to $39.9 million during the six months ended June 30, 2022 as compared to $19.7 million for the same period in 2021 mainly due to the provision related to non-PCD loans and unfunded credit commitments acquired from Bank Leumi USA. See the "Allowance for Credit Losses for Loans" section below for further details. The negative impact of the aforementioned items was largely offset by increases in net interest income and non-interest income. Net interest income increased $112.8 million to $579.3 million for the six months ended June 30, 2022 as compared to the same period in 2021 largely due to higher average commercial loan balances during the 2022 period. Non-interest income increased $13.8 million for the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to a $11.3 million increase in fee income related to derivative interest rate swaps executed with commercial loan customers.

The net interest margin for this segment increased 12 basis points to 3.77 percent for the six months ended June 30, 2022 as compared to the same period in 2021 due to a 13 basis point decrease in the cost of our funding sources, partially offset by a 1 basis point decrease in yield on average loans.

Treasury and Corporate Other
Treasury and Corporate Other's average interest earning assets increased $978.6 million during the six months ended June 30, 2022 as compared to the same period in 2021. Within the category, a $1.2 billion increase in taxable investment securities was partially offset by a $301.1 million decrease in average interest bearing deposits with banks. The increase in the average investment securities balance was mainly due to $1.3 billion of investment securities acquired from Bank Leumi USA. The lower levels of excess liquidity were mainly due to the strong organic loan growth over the last 12-month period.

The pre-tax net loss for this segment totaled $11.5 million for the six months ended June 30, 2022 as compared to $18.5 million for the same period in 2021. The positive change of $7.0 million was mainly due to increases in internal transfer income and non-interest income, partially offset by higher non-interest expense. Internal transfer income increased $142.4 million to $323.6 million for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in net interest income totaled $23.5 million and was mostly driven by higher yields and average investment balances. Non-interest expense increased $172.5 million to $412.2 million for the six months ended June 30, 2022 as compared to the same period in 2021 partially due to $54.5 million of merger expenses incurred during the second quarter 2022 and other increases in expenses related to our expanded banking operations and organic business growth, partially offset by the loss on extinguishment of debt recorded during the comparative 2021 period. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.

Treasury and Corporate Other's net interest margin increased 67 basis points to 1.81 percent for the six months ended June 30, 2022 as compared to the same period in 2021 due to a 54 basis point increase in the yield on average investments, and a 13 basis point decrease in cost of our funding sources. The increase in the yield on average investments as compared to the same period in 2021 was largely driven by the higher amortization expense in the prior year caused, in part, by acceleration of principal repayments in the low interest rate environment mostly during the second half of 2021.
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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2022. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of June 30, 2022. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2022. Although the size of Valley’s balance sheet is forecasted to remain static as of June 30, 2022 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter 2022. The model also utilizes an immediate parallel shift in market interest rates at June 30, 2022.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+200	$148,467	8.38%
+100	82,263	4.64
–100	(82,438)	(4.65)
–200	(144,574)	(8.16)
As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12 month period by 4.64 percent. Management believes the interest rate sensitivity remains within an acceptable tolerance range at June 30, 2022. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.

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
The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 110 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at June 30, 2022.
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
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities classified as trading and available for sale, loans held for sale, and from time to time, federal funds sold and receivables related to unsettled securities transactions. Total liquid assets were approximately $3.0 billion, representing 6.0 percent of earning assets at June 30, 2022 and $3.5 billion, representing 8.7 percent of earning assets at December 31, 2021. Of the $3.0 billion of liquid assets at June 30, 2022, approximately $446.4 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $1.6 billion in principal payments from securities in the total investment portfolio at June 30, 2022 over the next 12 month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments from total loans and loans held for sale at June 30, 2022 are projected in accordance with their scheduled contractual terms to be approximately $12.4 billion over the next 12 month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $36.8 billion and $29.4 billion for the six months ended June 30, 2022 and for the year ended December 31, 2021, respectively, representing 82.5 percent and 78.3 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.
Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well established relationships with numerous banks. While these lending lines are uncommitted, management believes that the Bank could borrow approximately $1.9 billion from these banks on a collective basis.

The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Additionally, Valley's collateral pledged to the FHLB may be used to obtain Municipal Letters of Credit (MULOC) to collateralize certain municipal deposits held by Valley. At June 30, 2022, Valley had $1.6 billion of MULOCs outstanding for this purpose. Furthermore, we can obtain overnight borrowings from the Federal Reserve Bank of New York via the discount window as a contingency for additional liquidity. At June 30, 2022, our borrowing capacity under the Federal Reserve Bank's discount window was $2.0 billion.
We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) decreased approximately $867.1 million to $1.5 billion at June 30, 2022 as compared to December 31, 2021 largely due to normal repayments of FHLB advances, partially offset by $125 million of federal funds purchased at June 30, 2022.
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
Investment Securities Portfolio

As of June 30, 2022, we had $41.7 million, $1.4 billion, and $3.7 billion in equity, available for sale and held to maturity debt securities, respectively. There were no trading debt securities at June 30, 2022. The equity securities consisted of two publicly traded mutual funds, CRA investments and several other equity investments we have made in companies that develop new financial technologies and in a partnership that invests in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities. The available for sale and held to maturity debt securities portfolios, which comprise the majority of the securities we own, include U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds. Among other securities, our available for sale debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, that may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers.

We acquired $6.2 million, $505.9 million, and $806.6 million of equity securities, available for sale debt and held to maturity debt securities, respectively, from Bank Leumi USA on April 1, 2022.
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
We have evaluated all available for sale debt securities that are in an unrealized loss position as of June 30, 2022 and December 31, 2021 and determined that the declines in fair value were mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment charges during the three and six months ended June 30, 2022 and the year ended December 31, 2021, as a result, there was no allowance for credit losses for available for sale debt securities at June 30, 2022 and December 31, 2021.
Held to maturity debt securities. Valley estimates the expected credit losses on held to maturity debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero loss expectation for certain securities within the held to maturity portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. Held to maturity debt securities were carried net of an allowance for credit losses totaling approximately $1.5 million and $1.2 million at June 30, 2022 and December 31, 2021, respectively. There were no net charge-offs of held to maturity debt securities for the three and six months ended June 30, 2022 and 2021.
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

The following table presents the held to maturity and available for sale debt securities portfolios by investment grades at June 30, 2022:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA Rated	$1,153,626	$264	$(78,607)	$1,075,283
AA Rated	149,516	14	(24,967)	124,563
A Rated	12,041	—	(640)	11,401
BBB Rated	84,590	108	(4,006)	80,692
Not rated	95,162	183	(4,733)	90,612
Total	$1,494,935	$569	$(112,953)	$1,382,551
Held to maturity investment grades: *
AAA Rated	$3,260,777	$1,871	$(306,324)	$2,956,324
AA Rated	256,294	342	(11,623)	245,013
A Rated	10,389	25	(125)	10,289
BBB Rated	6,000	31	(141)	5,890
Non-investment grade	5,537	—	(760)	4,777
Not rated	180,980	32	(9,590)	171,422
Total	$3,719,977	$2,301	$(328,563)	$3,393,715
Allowance for credit losses	1,508	—	—	—
Total, net of allowance for credit losses	$3,718,469	$2,301	$(328,563)	$3,393,715

*	Rated using external rating agencies. Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA and AA rated categories of both the held to maturity and available for sale debt securities portfolios (in the above table) were mainly related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and were driven by the rising interest rate environment during the second quarter 2022. The investment securities held to maturity portfolio included $181.0 million of investments not rated by the rating agencies with aggregate unrealized losses of $9.6 million at June 30, 2022 mostly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million.
See Note 7 to the consolidated financial statements for additional information regarding our investment securities portfolio.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2022	March 31, 2022	December 31, 2021
	($ in thousands)
Loans
Commercial and industrial:
Commercial and industrial	$8,378,454	$5,587,781	$5,411,601
Commercial and industrial PPP loans	136,004	203,609	435,950
Total commercial and industrial *	8,514,458	5,791,390	5,847,551
Commercial real estate:
Commercial real estate	23,535,086	19,763,202	18,935,486
Construction	3,374,373	2,174,542	1,854,580
Total commercial real estate	26,909,459	21,937,744	20,790,066
Residential mortgage	5,005,069	4,691,935	4,545,064
Consumer:
Home equity	431,455	393,538	400,779
Automobile	1,673,482	1,552,928	1,570,036
Other consumer	1,026,854	996,870	1,000,161
Total consumer loans	3,131,791	2,943,336	2,970,976
Total loans*	$43,560,777	$35,364,405	$34,153,657
As a percent of total loans:
Commercial and industrial	19.5%	16.4%	17.1%
Commercial real estate	61.8	62.0	60.9
Residential mortgage	11.5	13.3	13.3
Consumer loans	7.2	8.3	8.7
Total	100.0%	100.0%	100.0%

*     Includes net unearned discount and deferred loan fees of $141.2 million, $62.0 million, and $78.5 million at June 30, 2022, March 31, 2022, and December 31, 2021, respectively. The linked quarter increase was largely due to a $98 million net purchase discount associated with the loans acquired from Bank Leumi USA on April 1, 2022.
Total loans increased $8.2 billion to approximately $43.6 billion at June 30, 2022 from March 31, 2022 largely due to a combination of acquired loans from Bank Leumi USA totaling $5.9 billion and strong organic loan growth. Excluding the Bank Leumi USA acquired loans, non-PPP commercial and industrial, total commercial real estate (including construction) and residential mortgage loans increased 37 percent, 26 percent, and 25 percent, respectively, on an annualized basis during the second quarter 2022.
Commercial and industrial loans increased $2.7 billion to $8.5 billion at June 30, 2022 as compared to March 31, 2022. Excluding $2.4 billion of loan acquired from Bank Leumi USA and PPP loans, the non-commercial and industrial loan organic growth totaled $514.4 million during the second quarter 2022 mainly due to the solid new loan pipeline in most of our markets driven by direct calling efforts of our growing commercial lending team. The PPP loans decreased $67.6 million to $136.0 million at June 30, 2022 compared to $203.6 million at March 31, 2022 mainly due to loan forgiveness (repayments), partially offset by $45.7 million of PPP loans acquired from Bank Leumi USA.
Commercial real estate loans (excluding construction loans) increased $3.8 billion to $23.5 billion at June 30, 2022 from March 31, 2022. Excluding $3.1 billion of loans acquired from Bank Leumi USA, the approximate $700 million increase was driven by solid organic growth across most of our geographic footprints. Construction loans increased $1.2 billion to $3.4 billion at June 30, 2022 from March 31, 2022 due, in part, to approximately $834 million of loans acquired from Bank Leumi USA and higher volume of advances on new, and to a lesser extent, pre-existing loan projects during the second quarter 2022.

Residential mortgage loans increased $313.1 million, or 26.7 percent on an annualized basis, during the second quarter 2022 primarily due to new loan activity in the purchased home market and an increase in such loans originated for investment rather than sale. Residential mortgage loans acquired from Bank Leumi USA were not material. New and refinanced residential mortgage loans totaled $540.7 million for the second quarter 2022 as compared to $552.6 million and $753.2 million for the first quarter 2022 and second quarter 2021, respectively. Florida originations totaled approximately $154.9 million and represented 28.7 percent of total residential mortgage loan originations in the quarter. Of the total originations in the second quarter 2022, only $61.9 million of residential mortgage loans were originated for sale rather than held for investment as compared to $144.5 million during the first quarter 2022. During the second quarter 2022, we retained approximately 89 percent of the total residential mortgages originations in our held for investment loan portfolio. We sold approximately $125.0 million of residential mortgage loans held for sale during the second quarter 2022. We may continue to retain a higher percentage of new loan volumes during the third quarter 2022 due to several factors, including consumer demand and preferences for certain mortgage products and our management of the interest rate risk and the mix of the interest earning assets on our balance sheet. Additionally, refinanced loan applications continue to be a low percentage of our volume in the early stages of the third quarter 2022 due to the increase in the level of mortgage interest rates and may challenge our ability to grow this loan category.
Home equity loans increased by $37.9 million to $431.5 million at June 30, 2022 compared to March 31, 2022. New home equity loan volumes and customer usage of existing home equity lines of credit continue to be modest and challenged by a less favorable rising interest rate environment.
Automobile loans increased by $120.6 million, or 31.1 percent on an annualized basis, to $1.7 billion at June 30, 2022 as compared to March 31, 2022 as loan originations volumes outpaced loan repayments during the second quarter 2022. Loan originations were mainly driven by high consumer demand for vehicle purchases and our competitive rates offered for new and used car financing. We originated $278.2 million in auto loans through our dealership network during the second quarter 2022 as compared to $148.1 million in the fourth quarter 2021. Of the total originations, our Florida dealership network contributed $40.6 million in auto loan originations, representing approximately 15 percent of new loans, during the second quarter 2022. The current low levels of new and used automobile inventories and rising interest rates could negatively impact our auto loan growth during the third quarter 2022.
Other consumer loans increased $30.0 million to $1.0 billion at June 30, 2022 from March 31, 2022.
A large part of our lending is in northern and central New Jersey, New York City, Long Island, and Florida. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.

For the remainder of 2022, we anticipate strong organic commercial and industrial non-PPP and commercial real estate loan growth. In the early stages of the third quarter 2022, we are encouraged that our commercial loan origination pipelines remain robust and overall loan growth should remain well-diversified across our markets in our commercial loan categories. Based upon current projections, we anticipate 8 to 10 percent annualized loan growth for the second half of 2022. However, there can be no assurance that those positive trends will continue, or balances will not decline from June 30, 2022 given the forecasted slowdown of the U.S. economy growth due to several factors, including the Russia-Ukraine war, persistently high inflation, and the impact of the Federal Reserve's rapid monetary policy tightening. In addition, we anticipate that consumer loan activity will slow meaningfully for the remainder of the year.

Non-performing Assets
Non-performing assets (NPA) include non-accrual loans, other real estate owned (OREO), and other repossessed assets (which primarily consists of automobiles and taxi medallions) at June 30, 2022. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less estimated cost to sell.
Our NPAs increased $82.1 million to $314.7 million at June 30, 2022 as compared to March 31, 2022 mostly due to $70.5 million of acquired non-accrual loans from Bank Leumi USA. NPAs as a percentage of total loans and NPAs totaled 0.72 percent and 0.65 percent at June 30, 2022 and March 31, 2022, respectively (as shown in the table below). We believe our total NPAs has remained relatively low as a percentage of the total loan portfolio and the level of NPAs is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. During 2021 and the first half of 2022, our overall credit trends remained stable, and our business and borrowers continued to demonstrate resilience and growth despite the continuing challenges of the COVID-19 pandemic and the uncertain economy. However, management cannot provide assurance that the non-performing assets will not increase substantially from the levels reported at June 30, 2022 due to high inflation, aggressive tightening of the U.S. monetary policy and the resulting potential for credit deterioration.

The following table sets forth by loan category accruing past due and non-performing assets at the dates indicated in conjunction with our asset quality ratios:

	June 30, 2022	March 31, 2022	December 31, 2021
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$7,143	$6,723	$6,717
Commercial real estate	10,516	30,807	14,421
Construction	9,108	1,708	1,941
Residential mortgage	12,326	9,266	10,999
Total consumer	6,009	5,862	6,811
Total 30 to 59 days past due	45,102	54,366	40,889
60 to 89 days past due:
Commercial and industrial	3,870	14,461	7,870
Commercial real estate	630	6,314	—
Construction	3,862	3,125	—
Residential mortgage	2,410	2,560	3,314
Total consumer	702	554	1,020
Total 60 to 89 days past due	11,474	27,014	12,204
90 or more days past due:
Commercial and industrial	15,470	9,261	1,273
Commercial real estate	—	—	32
Residential mortgage	1,188	1,746	677
Total consumer	267	400	789
Total 90 or more days past due	16,925	11,407	2,771
Total accruing past due loans	$73,501	$92,787	$55,864
Non-accrual loans:
Commercial and industrial	$148,404	$96,631	$99,918
Commercial real estate	85,807	79,180	83,592
Construction	49,780	17,618	17,641
Residential mortgage	25,847	33,275	35,207
Total consumer	3,279	3,754	3,858
Total non-accrual loans	313,117	230,458	240,216
Other real estate owned (OREO)	422	1,024	2,259
Other repossessed assets	1,200	1,176	2,931
Total non-performing assets (NPAs)	$314,739	$232,658	$245,406
Performing troubled debt restructured loans	$67,274	$56,538	$71,330
Total non-accrual loans as a % of loans	0.72%	0.65%	0.70%
Total NPAs as a % of loans and NPAs	0.72	0.65	0.71
Total accruing past due and non-accrual loans as a % of loans	0.89	0.91	0.87
Allowance for loan losses as a % of non-accrual loans	149.73	157.30	149.53
Loans past due 30 to 59 days decreased $9.3 million to $45.1 million at June 30, 2022 as compared to March 31, 2022. Commercial real estate loans past due 30 to 59 days decreased $20.3 million to $10.5 million at June 30, 2022 as compared to March 31, 2022 due, in part, to a $13.2 million loan included in this delinquency category at March 31, 2022 that moved to non-accrual loans as of June 30, 2022. The decrease in commercial real estate loans was partially offset by higher construction loan delinquencies mostly due to one loan acquired from Bank Leumi USA included in this category at June 30, 2022.

Loans past due 60 to 89 days decreased $15.5 million to $11.5 million at June 30, 2022 as compared to March 31, 2022. Commercial and industrial within this delinquency category decreased $10.6 million largely due to the migration of loans totaling $8.8 million to the 90 days or more past due category at June 30, 2022. Commercial real estate loans delinquencies decreased $5.7 million at June 30, 2022 mainly due to a $6.0 million loan included in this delinquency category at March 31, 2022 that became current as to all contractual payments at June 30, 2022.
Loans past due 90 days or more and still accruing interest increased $5.5 million to $16.9 million at June 30, 2022 as compared to March 31, 2022. The increase was mainly driven by the aforementioned migration of commercial and industrial loans totaling $8.8 million from the 60 to 89 days past due category at June 30, 2022. All of the loans past due 90 days or more and still accruing interest reported at June 30, 2022 are considered to be well-secured and in the process of collection.
Non-accrual loans increased $82.7 million to $313.1 million at June 30, 2022 as compared to $230.5 million at March 31, 2022. Commercial and industrial loans increased $51.8 million mainly due to a $43 million borrower relationship with related reserves of $22.0 million within the allowance for loan losses at June 30, 2022. Construction loan delinquencies increased $32.2 million mainly due to two loan relationships acquired from Bank Leumi USA. The $6.6 million increase in non-accrual commercial real estate loans was mainly due to the aforementioned $13.2 million non-performing loan at June 30, 2022 that was previously reported in the 30 to 59 days past due delinquency category at March 31, 2022.
Non-accrual commercial and industrial loans totaled $148.4 million at June 30, 2022 and included non-performing taxi medallion loans totaling $80.4 million. At June 30, 2022, the taxi medallion loans (mostly collateralized by New York City medallions) had related reserves of $55.3 million, or 68.8 percent of such loans. The tax medallion loans and related reserves remained relatively unchanged from March 31, 2022. Potential declines in the market valuation of taxi medallions and the stressed operating environment mainly within New York City due to the COVID-19 pandemic could negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $5.5 million within the allowance for loan losses based upon the taxi medallion loan balances at June 30, 2022. See the "Allowance for Credit Losses" section below for further details on our reserves.
OREO properties totaled $422 thousand at June 30, 2022 and declined $602 thousand as compared to March 31, 2022. Net gains from sales of OREO totaled $309 thousand and $623 thousand for the three and six months ended June 30, 2022 respectively. Net gains and losses from sales of OREO totaled $300 thousand and $335 thousand, respectively, for the three and six months ended June 30, 2021. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.0 million and $2.5 million at June 30, 2022 and December 31, 2021, respectively.

TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing interest or as non-accrual loans) totaled $67.3 million at June 30, 2022 as compared to $56.5 million at March 31, 2022. Performing TDRs consisted of 93 loans at June 30, 2022. On an aggregate basis, the $67.3 million in performing TDRs at June 30, 2022 had a modified weighted average interest rate of approximately 4.58 percent as compared to a pre-modification weighted average interest rate of 4.21 percent.
Allowance for Credit Losses for Loans
The allowance for credit losses (ACL) for loans includes the allowance for loan losses and the reserve for unfunded credit commitments. Under CECL, our methodology to establish the allowance for loan losses has two basic components: (i) a collective reserve component for estimated expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve component for loans that do not share risk characteristics, consisting of collateral dependent, TDR, and expected TDR loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit.

Valley estimated the collective ACL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. In estimating the component of the allowance on a collective basis we use a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics. The metrics are based on the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool and the severity of loss based on the aggregate net lifetime losses. The model's expected losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) the impact of the reasonable and supportable economic forecast, relative probability weightings and reversion period, (ii) other asset specific risks to the extent they do not exist in the historical loss information, and (iii) net expected recoveries of charged-off loan balances. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses. The expected lifetime loss rate is the life of loan loss percentage from the transition matrix model plus the impact of the adjustments for qualitative factors. The expected credit losses are the product of multiplying the model’s expected lifetime loss rate by the exposure at default at period end on an undiscounted basis.
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
For the second quarter 2022, we incorporated a probability weighted three-scenario economic forecast, including Moody's Baseline, S-3 and S-4 scenarios. At June 30, 2022, Valley maintained the majority of its probability weighting to the Moody’s Baseline scenario with less emphasis on the S-3 downside and S-4 (most adverse) scenarios relatively consistent with its weighting in the March 31, 2022 ACL analysis. However, the Baseline forecast and weighting at June 30, 2022 reflects a less optimistic outlook than at March 31, 2022 in terms of GDP growth and unemployment levels and potential near term negative economic impacts, given present uncertain economic conditions.
At June 30, 2022, the Moody's Baseline forecast included the following specific assumptions:
•GDP expansion by about 3.6 percent in the third quarter 2022;
•Unemployment of 3.4 percent in the third quarter 2022 and 3.4 to 3.6 percent over the remainder of the forecast period ending in the first quarter 2024; and
•U.S. economic growth continues in 2022 as the impact of COVID-19 wanes and consumer spending increases on entertainment and travel.
See more details regarding our allowance for credit losses for loans in Note 8 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in thousands)
Average loans outstanding	$42,517,287	$34,623,402	$32,635,298	$38,592,151	$32,609,034
Allowance for credit losses for loans
Beginning balance	$379,252	$375,702	$354,313	$375,702	$351,354
Allowance for purchased credit deteriorated (PCD) loans (1)	70,319	—	—	70,319	—
Loans charged-off:
Commercial and industrial	(4,540)	(1,571)	(10,893)	(6,111)	(18,035)
Commercial real estate	—	(173)	—	(173)	(382)
Residential mortgage	(1)	(26)	(1)	(27)	(139)
Total consumer	(726)	(825)	(1,480)	(1,551)	(2,618)
Total charge-offs	(5,267)	(2,595)	(12,374)	(7,862)	(21,174)
Charged-off loans recovered:
Commercial and industrial	1,952	824	678	2,776	2,267
Commercial real estate	224	107	665	331	730
Construction	—	—	—	—	4
Residential mortgage	74	457	191	531	348
Total consumer	697	1,257	1,474	1,954	2,404
Total recoveries	2,947	2,645	3,008	5,592	5,753
Net loan (charge-offs) recoveries	(2,320)	50	(9,366)	(2,270)	(15,421)
Provision charged for credit losses	43,712	3,500	8,777	47,212	17,791
Ending balance	$490,963	$379,252	$353,724	$490,963	$353,724
Components of allowance for credit losses for loans:
Allowance for loan losses	$468,819	$362,510	$339,324	$468,819	$339,324
Allowance for unfunded credit commitments	22,144	16,742	14,400	22,144	14,400
Allowance for credit losses for loans	$490,963	$379,252	$353,724	$490,963	$353,724
Components of provision for credit losses for loans:
Provision for credit losses for loans (2)	$38,310	$3,258	$5,810	$41,568	$14,502
Provision for unfunded credit commitments (2)	5,402	242	2,967	5,644	3,289
Total provision for credit losses for loans	$43,712	$3,500	$8,777	$47,212	$17,791

Annualized ratio of net charge-offs (recoveries) to average loans outstanding	0.02%	0.00%	0.11%	0.01%	0.09%

(1)    Represents the allowance for acquired PCD loans, net of PCD loan charge-offs totaling $62.4 million in the second quarter 2022.
(2)    Includes $36.3 million and $4.7 million of provision related to non-PCD loans and unfunded credit commitments, respectively, acquired from Bank Leumi USA in the second quarter 2022.

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the indicated:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(2,588)	$(747)	$(10,215)	$(3,335)	$(15,768)
Commercial real estate	224	(66)	665	158	348
Construction	—	—	—	—	4
Residential mortgage	73	431	190	504	209
Total consumer	(29)	432	(6)	403	(214)
Total	$(2,320)	$50	$(9,366)	$(2,270)	$(15,421)
Average loans outstanding
Commercial and industrial	$8,304,822	$5,727,350	$6,899,503	$7,017,820	$6,895,469
Commercial real estate	23,319,419	19,342,697	16,831,259	21,303,889	16,872,338
Construction	2,925,741	1,914,413	1,754,399	2,421,678	1,741,254
Residential mortgage	4,727,481	4,681,417	4,292,052	4,706,695	4,363,650
Total consumer	3,239,824	2,957,525	2,858,085	3,142,069	2,736,323
Total	$42,517,287	$34,623,402	$32,635,298	$38,592,151	$32,609,034
Net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	0.03%	0.01%	0.15%	0.05%	0.23%
Commercial real estate	0.00	0.00	0.00	0.00	0.00
Construction	0.00	0.00	0.00	0.00	0.00
Residential mortgage	0.00	(0.01)	0.00	(0.01)	0.00
Total consumer	0.00	(0.01)	0.00	(0.01)	0.01
Net loan charge-offs totaled $2.3 million (excluding $62.4 million of Day 1 PCD loan charge-offs related to the Bank Leumi USA acquisition) for the second quarter 2022 as compared to net recoveries of $50 thousand for the first quarter 2022 and net loan charge-offs of $9.4 million for the second quarter 2021. Gross partial loan charge-offs of taxi medallion loans totaled $2.7 million within the commercial and industrial loan category for the second quarter 2022 as compared to $1.4 million and $206 thousand during the second quarter 2021 and first quarter 2022, respectively. The overall level of loan charge-offs (as presented in the above table) continued to remain very low and trend well within management's expectations for the credit quality of the loan portfolio for the second quarter 2022.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2022		March 31, 2022		June 30, 2021
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$144,539	1.70%	$101,203	1.75%	$109,689	1.80%
Commercial real estate loans:
Commercial real estate	227,457	0.97	189,927	0.96	168,220	0.96
Construction	49,770	1.47	30,022	1.38	20,919	1.19
Total commercial real estate loans	277,227	1.03	219,949	1.00	189,139	0.98
Residential mortgage loans	29,889	0.60	28,189	0.60	25,303	0.60
Consumer loans:
Home equity	3,907	0.91	3,656	0.93	4,602	1.12
Auto and other consumer	13,257	0.49	9,513	0.37	10,591	0.43
Total consumer loans	17,164	0.55	13,169	0.45	15,193	0.53
Allowance for loan losses	468,819	1.08	362,510	1.03	339,324	1.05
Allowance for unfunded credit commitments	22,144		16,742		14,400
Total allowance for credit losses for loans	$490,963		$379,252		$353,724
Allowance for credit losses for loans as a % total loans		1.13%		1.07%		1.09%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 1.13 percent at June 30, 2022 as compared to 1.07 percent and 1.09 percent at March 31, 2022 and June 30, 2021, respectively. The allowance for credit losses at June 30, 2022 was impacted by (i) the total provision for credit losses for loans during the second quarter 2022, (ii) a net $70.3 million allowance for credit losses for PCD loans acquired from Bank Leumi USA recorded at the acquisition date, and (iii) the net loan charge-offs during the second quarter 2022.
During the second quarter 2022, the provision for credit losses for loans totaled $43.7 million as compared to $3.5 million and $8.8 million for the first quarter 2022 and second quarter 2021, respectively. The increase in the second quarter 2022 provision as compared to the first quarter 2022 was primarily due to $36.3 million and $4.7 million of provision related to non-PCD loans and unfunded credit commitments, respectively, acquired from Bank Leumi USA. Overall, an increased economic forecast reserve component of our CECL model was largely offset by lower expected quantitative loss experience at June 30, 2022 as compared to March 31, 2022.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2022 and December 31, 2021, shareholders’ equity totaled approximately $6.2 billion and $5.1 billion, which represented 11.4 percent and 11.7 percent of total assets, respectively. During the six months ended June 30, 2022, total shareholders’ equity increased by $1.1 billion primarily due to:
•additional capital of $1.1 billion issued in the Bank Leumi USA acquisition,
•net income of $213.1 million,
•a $3.2 million increase attributable to the effect of our stock incentive plan, partially offset by

•cash dividends declared on common and preferred stock totaling a combined $109.4 million,
•an other comprehensive loss of $90.4 million, and
•repurchases of $13.5 million of our common stock with these shares held as treasury stock.
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
We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of June 30, 2022 and December 31, 2021, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final interim rule as of April 3, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e. provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. Starting January 1, 2022, the deferral amount totaling $47.3 million after-tax will be phased-in 25 percent per year until fully phased-in on January 1, 2025. As of June 30, 2022, approximately $11.8 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk based capital ratios by approximately 3 basis points.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at June 30, 2022 and December 31, 2021:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2022
Total Risk-based Capital
Valley	$5,146,322	11.53%	$4,686,340	10.50%	N/A	N/A
Valley National Bank	5,326,861	11.94	4,684,699	10.50	$4,461,618	10.00%
Common Equity Tier 1 Capital
Valley	4,043,465	9.06	3,124,227	7.00	N/A	N/A
Valley National Bank	4,977,845	11.16	3,123,133	7.00	2,900,052	6.50
Tier 1 Risk-based Capital
Valley	4,258,306	9.54	3,793,704	8.50	N/A	N/A
Valley National Bank	4,977,845	11.16	3,792,375	8.50	3,569,294	8.00
Tier 1 Leverage Capital
Valley	4,258,306	8.33	2,045,320	4.00	N/A	N/A
Valley National Bank	4,977,845	9.74	2,044,412	4.00	2,555,515	5.00
As of December 31, 2021
Total Risk-based Capital
Valley	$4,454,485	13.10%	$3,569,144	10.50%	N/A	N/A
Valley National Bank	4,571,448	13.45	3,567,618	10.50	$3,397,732	10.00%
Common Equity Tier 1 Capital
Valley	3,417,930	10.06	2,379,429	7.00	N/A	N/A
Valley National Bank	4,308,734	12.68	2,378,412	7.00	2,208,526	6.50
Tier 1 Risk-based Capital
Valley	3,632,771	10.69	2,889,307	8.50	N/A	N/A
Valley National Bank	4,308,734	12.68	2,888,072	8.50	2,718,185	8.00
Tier 1 Leverage Capital
Valley	3,632,771	8.88	1,635,508	4.00	N/A	N/A
Valley National Bank	4,307,734	10.53	1,636,097	4.00	2,045,121	5.00
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 50.0 percent for the six months ended June 30, 2022 as compared to 60.7 percent for the year ended December 31, 2021.
Cash dividends declared amounted to $0.22 per common share for each of the six months ended June 30, 2022 and 2021. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision.
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
(b) Changes in internal controls over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2022 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2) (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (3)
April 1, 2022 to April 30, 2022	1,130	$12.60	—	25,000,000
May 1, 2022 to May 31, 2022	10,142	11.98	—	25,000,000
June 1, 2022 to June 30, 2022	9,031	13.63	—	25,000,000
Total	20,303	$12.75	—

(1)Includes repurchases made in connection with the vesting of employee restricted stock awards.
(2)On January 17, 2007, Valley publicly announced its intention to repurchase up to 4.7 million outstanding common shares in the open market or in privately negotiated transactions. On April 26, 2022, Valley terminated its 2007 stock repurchase plan.
(3)On April 26, 2022, Valley publicly announced a stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase will expire on April 25, 2024.

Item 5.	Other Items
Ronald H. Janis, Senior Executive Vice President and General Counsel of the Company, notified the Company in April 2022 of his intention to retire as of May 1, 2022. Gary G. Michael, who joined the Company in November 2006, most recently serving as the Company’s Deputy General Counsel since January 2017, was appointed as Executive Vice President and General Counsel effective May 1, 2022.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report filed on August 7, 2020.
	(3.2)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 24, 2018.
(10)	Material Contracts:
	(10.1)	Consulting Agreement, dated as of May 1, 2022, by and between Valley National Bancorp and Avner Mendelson.*
(31.1)	Certification of Ira Robbins, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(31.2)	Certification of Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
August 9, 2022	Ira Robbins
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
August 9, 2022	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)