Form 10-Q
period 2022-09-30
VALLEY NATIONAL BANCORP
filed 2022-11-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 506,356,727 shares were outstanding as of November 7, 2022.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
/VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Cash and due from banks	$431,471	$205,156
Interest bearing deposits with banks	686,877	1,844,764
Investment securities:
Equity securities	43,318	36,473
Trading debt securities	4,100	38,130
Available for sale debt securities	1,271,854	1,128,809
Held to maturity debt securities (net of allowance for credit losses of $1,696 at September 30, 2022 and $1,165 at December 31, 2021)	3,720,324	2,667,532
Total investment securities	5,039,596	3,870,944
Loans held for sale, at fair value	6,073	139,516
Loans	45,185,764	34,153,657
Less: Allowance for loan losses	(475,744)	(359,202)
Net loans	44,710,020	33,794,455
Premises and equipment, net	362,203	326,306
Lease right of use assets	314,511	259,117
Bank owned life insurance	714,649	566,770
Accrued interest receivable	159,406	96,882
Goodwill	1,871,505	1,459,008
Other intangible assets, net	208,226	70,386
Other assets	1,422,964	813,139
Total Assets	$55,927,501	$43,446,443
Liabilities
Deposits:
Non-interest bearing	$15,420,625	$11,675,748
Interest bearing:
Savings, NOW and money market	23,559,662	20,269,620
Time	6,328,556	3,687,044
Total deposits	45,308,843	35,632,412
Short-term borrowings	919,283	655,726
Long-term borrowings	1,541,097	1,423,676
Junior subordinated debentures issued to capital trusts	56,673	56,413
Lease liabilities	367,428	283,106
Accrued expenses and other liabilities	1,460,348	311,044
Total Liabilities	49,653,672	38,362,377
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at September 30, 2022 and December 31, 2021)	111,590	111,590
Series B (4,000,000 shares issued at September 30, 2022 and December 31, 2021)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 507,896,910 and 423,034,027 shares at September 30, 2022 and December 31, 2021)	178,185	148,482
Surplus	4,972,732	3,883,035
Retained earnings	1,100,838	883,645
Accumulated other comprehensive loss	(165,557)	(17,932)
Treasury stock, at cost (1,545,408 common shares at September 30, 2022 and 1,596,959 common shares at December 31, 2021)	(22,060)	(22,855)
Total Shareholders’ Equity	6,273,829	5,084,066
Total Liabilities and Shareholders’ Equity	$55,927,501	$43,446,443
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income
Interest and fees on loans	$496,520	$309,753	$1,229,462	$938,248
Interest and dividends on investment securities:
Taxable	28,264	14,292	74,416	40,174
Tax-exempt	5,210	2,609	12,739	9,181
Dividends	2,738	1,505	7,490	5,543
Interest on federal funds sold and other short-term investments	3,996	642	6,026	1,101
Total interest income	536,728	328,801	1,330,133	994,247
Interest Expense
Interest on deposits:
Savings, NOW and money market	50,674	10,605	77,423	32,896
Time	15,174	4,394	21,274	21,766
Interest on short-term borrowings	5,160	1,464	10,049	4,390
Interest on long-term borrowings and junior subordinated debentures	11,728	11,312	31,566	40,595
Total interest expense	82,736	27,775	140,312	99,647
Net Interest Income	453,992	301,026	1,189,821	894,600
Provision (credit) for credit losses for held to maturity securities	188	35	531	(353)
Provision for credit losses for loans	1,835	3,496	49,047	21,287
Net Interest Income After Provision for Credit Losses	451,969	297,495	1,140,243	873,666
Non-Interest Income
Wealth management and trust fees	9,281	3,550	23,989	10,411
Insurance commissions	3,750	1,610	9,072	5,805
Service charges on deposit accounts	10,338	5,428	26,617	15,614
Gains (losses) on securities transactions, net	323	787	(1,058)	1,263
Fees from loan servicing	3,138	2,894	8,636	8,980
Gains on sales of loans, net	922	6,442	5,510	20,016
Bank owned life insurance	1,681	2,018	5,840	6,824
Other	26,761	19,702	75,391	47,877
Total non-interest income	56,194	42,431	153,997	116,790
Non-Interest Expense
Salary and employee benefits expense	134,572	93,992	397,103	273,190
Net occupancy expense	26,486	19,941	70,906	59,171
Technology, furniture and equipment expense	39,365	21,007	115,245	64,956
FDIC insurance assessment	6,500	3,644	16,009	10,294
Amortization of other intangible assets	11,088	5,298	26,925	16,753
Professional and legal fees	17,840	13,492	62,998	27,250
Loss on extinguishment of debt	—	—	—	8,406
Amortization of tax credit investments	3,105	3,079	9,194	8,795
Other	22,683	14,469	60,329	38,213
Total non-interest expense	261,639	174,922	758,709	507,028
Income Before Income Taxes	246,524	165,004	535,531	483,428
Income tax expense	68,405	42,424	144,271	124,626
Net Income	178,119	122,580	391,260	358,802
Dividends on preferred stock	3,172	3,172	9,516	9,516
Net Income Available to Common Shareholders	$174,947	$119,408	$381,744	$349,286

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (continued)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings Per Common Share:
Basic	$0.35	$0.29	$0.80	$0.86
Diluted	0.34	0.29	0.79	0.86
Cash Dividends Declared per Common Share	0.11	0.11	0.33	0.33
Weighted Average Number of Common Shares Outstanding:
Basic	506,342,200	406,824,160	478,383,342	405,986,114
Diluted	508,690,997	409,238,001	480,625,357	408,509,767
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$178,119	$122,580	$391,260	$358,802
Other comprehensive loss, net of tax:
Unrealized gains and losses on available for sale securities
Net losses arising during the period	(57,242)	(3,953)	(148,403)	(15,860)
Less reclassification adjustment for net gains included in net income	(12)	(613)	(22)	(493)
Total	(57,254)	(4,566)	(148,425)	(16,353)
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(85)	(96)	110	(69)
Less reclassification adjustment for net (gains) losses included in net income	(13)	743	293	1,928
Total	(98)	647	403	1,859
Defined benefit pension plan
Amortization of actuarial net loss	132	279	397	837
Total other comprehensive loss	(57,220)	(3,640)	(147,625)	(13,657)
Total comprehensive income	$120,899	$118,940	$243,635	$345,145
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2022

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2021	$209,691	421,437	$148,482	$3,883,035	$883,645	$(17,932)	$(22,855)	$5,084,066
Net income	—	—	—	—	116,728	—	—	116,728
Other comprehensive loss, net of tax	—	—	—	—	—	(38,166)	—	(38,166)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(46,803)	—	—	(46,803)
Effect of stock incentive plan, net	—	972	—	(10,799)	(5,173)	—	13,220	(2,752)
Purchase of treasury stock	—	(1,015)	—	—	—	—	(13,517)	(13,517)
Balance - March 31, 2022	209,691	421,394	148,482	3,872,236	945,225	(56,098)	(23,152)	5,096,384
Net income	—	—	—	—	96,413	—	—	96,413
Other comprehensive loss, net of tax	—	—	—	—	—	(52,239)	—	(52,239)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(56,211)	—	—	(56,211)
Effect of stock incentive plan, net	—	72	1	5,125	(109)	—	892	5,909
Common stock issued in acquisition	—	84,863	29,702	1,088,127	—	—	—	1,117,829
Balance - June 30, 2022	209,691	506,329	178,185	4,965,488	982,146	(108,337)	(22,260)	6,204,913
Net income	—	—	—	—	178,119	—	—	178,119
Other comprehensive loss, net of tax	—	—	—	—	—	(57,220)	—	(57,220)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(56,242)	—	—	(56,242)
Effect of stock incentive plan, net	—	23	—	7,244	(13)	—	200	7,431
Balance - September 30, 2022	$209,691	506,352	$178,185	$4,972,732	$1,100,838	$(165,557)	$(22,060)	$6,273,829

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited) (continued)

For the Nine Months Ended September 30, 2021

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2020	$209,691	403,859	$141,746	$3,637,468	$611,158	$(7,718)	$(225)	$4,592,120
Net income	—	—	—	—	115,710	—	—	115,710
Other comprehensive loss, net of tax	—	—	—	—	—	(9,287)	—	(9,287)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(45,281)	—	—	(45,281)
Effect of stock incentive plan, net	—	1,939	689	14,480	(5,764)	—	175	9,580
Balance - March 31, 2021	209,691	405,798	142,435	3,651,948	672,651	(17,005)	(50)	4,659,670
Net income	—	—	—	—	120,512	—	—	120,512
Other comprehensive loss, net of tax	—	—	—	—	—	(730)	—	(730)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(45,093)	—	—	(45,093)
Effect of stock incentive plan, net	—	286	115	6,688	(130)	—	(53)	6,620
Balance - June 30, 2021	209,691	406,084	142,550	3,658,636	744,768	(17,735)	(103)	4,737,807
Net income	—	—	—	—	122,580	—	—	122,580
Other comprehensive income, net of tax	—	—	—	—	—	(3,640)	—	(3,640)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(45,228)	—	—	(45,228)
Effect of stock incentive plan, net	—	1,230	426	13,831	(168)	—	62	14,151
Balance - September 30, 2021	$209,691	407,314	$142,976	$3,672,467	$818,780	$(21,375)	$(41)	$4,822,498

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$391,260	$358,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,545	40,799
Stock-based compensation	20,978	15,852
Provision for credit losses	49,578	20,934
Net amortization of premiums and accretion of discounts on securities and borrowings	10,603	22,145
Amortization of other intangible assets	26,925	16,753
Losses (gains) on securities transactions, net	1,058	(1,263)
Proceeds from sales of loans held for sale	378,216	932,274
Gains on sales of loans, net	(5,510)	(20,016)
Originations of loans held for sale	(244,441)	(774,443)
Losses (gains) on sales of assets, net	372	(380)
Loss on extinguishment of debt	—	8,406
Net change in:
Fair value of borrowings hedged by derivative transactions	(30,585)	—
Trading debt securities	34,030	(4,797)
Cash surrender value of bank owned life insurance	(5,840)	(6,824)
Accrued interest receivable	(36,807)	8,157
Other assets	(402,391)	97,341
Accrued expenses and other liabilities	990,607	(130,698)
Net cash provided by operating activities	1,230,598	583,042
Cash flows from investing activities:
Net loan originations and purchases	(5,114,908)	(405,204)
Equity securities:
Purchases	(4,148)	(3,163)
Sales	1,725	1,227
Held to maturity debt securities:
Purchases	(666,188)	(1,062,202)
Maturities, calls and principal repayments	410,760	633,272
Available for sale debt securities:
Purchases	(49,618)	(367,866)
Sales	12,846	91,978
Maturities, calls and principal repayments	192,868	376,875
Death benefit proceeds from bank owned life insurance	4,680	3,850
Proceeds from sales of real estate property and equipment	7,400	4,982
Proceeds from sales of loans held for investment	—	4,498
Purchases of real estate property and equipment	(50,511)	(19,805)
Cash and cash equivalent acquired in acquisitions, net	321,540	—
Net cash used in investing activities	(4,933,554)	(741,558)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)
	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Net change in deposits	$2,646,434	$1,697,003
Net change in short-term borrowings	159,763	(364,612)
Proceeds from issuance of long-term borrowings, net	147,508	295,922
Repayments of long-term borrowings	—	(1,168,465)
Cash dividends paid to preferred shareholders	(9,516)	(9,516)
Cash dividends paid to common shareholders	(148,345)	(134,860)
Purchase of common shares to treasury	(24,013)	(699)
Common stock issued, net	106	15,199
Other, net	(553)	(505)
Net cash provided by financing activities	2,771,384	329,467
Net change in cash and cash equivalents	(931,572)	170,951
Cash and cash equivalents at beginning of year	2,049,920	1,329,205
Cash and cash equivalents at end of period	$1,118,348	$1,500,156

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$129,504	$109,661
Federal and state income taxes	122,170	148,674
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$—	$141
Lease right of use assets obtained in exchange for operating lease liabilities	32,604	40,296
Acquisitions:
Non-cash assets acquired:
Equity securities	6,239	—
Investment securities available for sale	505,928	—
Investment securities held to maturity	806,627	—
Loans, net	5,844,070	—
Premises and equipment, net	38,827	—
Lease right of use assets	49,434	—
Bank owned life insurance	126,861	—
Accrued interest receivable	25,717	—
Goodwill	407,522	—
Other intangible assets, net	159,587	—
Other assets	158,352	—
Total non-cash assets acquired	$8,129,164	$—
Liabilities assumed:
Deposits	7,029,997	—
Short-term borrowings	103,794	—
Lease liabilities	79,844	—
Accrued expenses and other liabilities	119,240	—
Total liabilities assumed	$7,332,875	$—
Non-cash net assets acquired	$796,289	$—
Net cash and cash equivalents acquired in acquisition	$321,540	$—
Common stock issued in acquisition	$1,117,829	$—
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements of Valley National Bancorp, a New Jersey corporation (Valley), include the accounts of its commercial bank subsidiary, Valley National Bank (the Bank), and all other entities in which Valley has a controlling financial interest. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. Certain prior period amounts have been reclassified to conform to the current presentation, including changes to our segment reporting structure, as further discussed in Note 9 and Note 15.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at September 30, 2022 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
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
Note 2. Business Combinations
Bank Leumi Le-Israel Corporation. On April 1, 2022, Valley completed its acquisition of Bank Leumi Le-Israel Corporation, the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA, collectively referred to as "Bank Leumi USA". Bank Leumi USA maintained its headquarters in New York City with commercial banking offices in Chicago, Los Angeles, Palo Alto, and Aventura, Florida. The common shareholders of Bank Leumi USA received 3.8025 shares of Valley common stock and $5.08 in cash for each Bank Leumi USA common share that they owned. As a result, Valley issued approximately 85 million shares of common stock and paid $113.4 million in cash in the transaction. Based on Valley’s closing stock price on March 31, 2022, the transaction was valued at $1.2 billion, inclusive of the value of options. As a result of the acquisition, Bank Leumi Le-Israel B.M. owned approximately 14 percent of Valley's common stock as of April 1, 2022.
The transaction was accounted for under the acquisition method of accounting and accordingly the results of Bank Leumi USA's operations have been included in Valley's consolidated financial statements for the three and nine months ended September 30, 2022 from the date of the acquisition.

The following table sets forth assets acquired and liabilities assumed in the Bank Leumi USA acquisition, at their estimated fair values as of the closing date of the transaction:

April 1, 2022
(in thousands)
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

Investment securities. The estimated fair value of equity securities, which represents a privately held Community Reinvestment Act (CRA) fund, was measured at net asset value (NAV). Other investment securities acquired from Bank Leumi USA were classified as available for sale and held to maturity debt securities based on Valley's intent at the acquisition date. Their estimated fair values were calculated utilizing Level 2 inputs similar to the valuation techniques used for Valley's investment portfolios detailed in Note 6.

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
Supplemental Pro Forma Financial Information (Unaudited). The following table summarizes supplemental pro forma financial information giving effect to the merger as if it had been completed on January 1, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net interest income	$453,992	$371,178	$1,261,442	$1,099,597
Non-interest income	56,194	58,931	175,488	164,458
Net income	178,119	139,666	478,891	351,489
The supplemental pro forma financial information does not necessarily reflect the results of operations that would have occurred had Valley merged with Bank Leumi USA on January 1, 2021. Costs savings and other business synergies related to the merger are not included in the supplemental pro forma financial information.
Other Recent Acquisitions
Landmark Insurance of the Palm Beaches. On February 1, 2022, the Bank's insurance agency subsidiary, Valley Insurance Services, acquired Landmark Insurance of the Palm Beaches Inc. (Landmark) agency. The purchase price included $8.6 million in cash and $1.0 million in contingent consideration. Goodwill and other intangible assets totaled $4.4 million and $6.2 million, respectively. The transaction was accounted for under the acquisition method of accounting and accordingly the results of Landmark's operations have been included in Valley's consolidated financial statements for the three and nine months ended September 30, 2022 from the date of acquisition.
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
During the nine months ended September 30, 2022, Valley revised the estimated fair values of the acquired assets as of the acquisition date of Westchester based upon additional information obtained that existed as of December 1, 2021. The adjustments related to the fair value of deferred tax assets and resulted in a $5.0 million increase in goodwill (see Note 9 for more information). If additional information (that existed as of the acquisition date)

becomes available, the fair value estimates for acquired assets and assumed liabilities are subject to change for up to one year after the acquisition date.
Merger expenses mainly related to the Bank Leumi USA acquisition above totaled $4.7 million and $63.8 million for the three and nine months ended September 30, 2022, respectively. The merger expenses largely consisted of salaries and benefits expense; technology, furniture and equipment expense; and professional and legal fees within non-interest expense on the consolidated statements of income. Valley incurred merger related expenses of $1.3 million during the three and nine months ended September 30, 2021. Incremental merger expenses related to this acquisition are expected to be incurred in future periods, including professional fees, technology and other expenses related to back office consolidation of the Bank operations.
Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except for share data)
Net income available to common shareholders	$174,947	$119,408	$381,744	$349,286
Basic weighted average number of common shares outstanding	506,342,200	406,824,160	478,383,342	405,986,114
Plus: Common stock equivalents	2,348,797	2,413,841	2,242,015	2,523,653
Diluted weighted average number of common shares outstanding	508,690,997	409,238,001	480,625,357	408,509,767
Earnings per common share:
Basic	$0.35	$0.29	$0.80	$0.86
Diluted	0.34	0.29	0.79	0.86

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price per share of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with restricted stock units. Potential anti-dilutive weighted common shares were immaterial for the three and nine months ended September 30, 2022 and 2021.
Note 4. Accumulated Other Comprehensive Loss
The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2022:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at June 30, 2022	$(81,985)	$(831)	$(25,521)	$(108,337)
Other comprehensive loss before reclassification	(57,242)	(85)	—	(57,327)
Amounts reclassified from other comprehensive (loss) income	(12)	(13)	132	107
Other comprehensive (loss) income, net	(57,254)	(98)	132	(57,220)
Balance at September 30, 2022	$(139,239)	$(929)	$(25,389)	$(165,557)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension Plan
	(in thousands)
Balance at December 31, 2021	$9,186	$(1,332)	$(25,786)	$(17,932)
Other comprehensive (loss) gain before reclassification	(148,403)	110	—	(148,293)
Amounts reclassified from other comprehensive (loss) income	(22)	293	397	668
Other comprehensive (loss) income, net	(148,425)	403	397	(147,625)
Balance at September 30, 2022	$(139,239)	$(929)	$(25,389)	$(165,557)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2022 and 2021:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Accumulated Other Comprehensive Loss	2022	2021	2022	2021	Income Statement Line Item
	(in thousands)
Unrealized gains on AFS securities before tax	$16	$825	$30	$663	Gains (losses) on securities transactions, net
Tax effect	(4)	(212)	(8)	(170)
Total net of tax	12	613	22	493
Unrealized gains (losses) on derivatives (cash flow hedges) before tax	21	(1,044)	(405)	(2,708)	Interest expense
Tax effect	(8)	301	112	780
Total net of tax	13	(743)	(293)	(1,928)
Defined benefit pension plan:
Amortization of actuarial net loss	(183)	(388)	(550)	(1,163)	*
Tax effect	51	109	153	326
Total net of tax	(132)	(279)	(397)	(837)
Total reclassifications, net of tax	$(107)	$(409)	$(668)	$(2,272)

*	Amortization of actuarial net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.
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

New Accounting Guidance Issued in 2022

ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging –Portfolio Layer Method” expands and clarifies the current guidance on accounting for fair value hedge basis adjustments under the portfolio layer method for both single-layer and multiple-layer hedges. This method allows entities to designate multiple hedging relationships with a single closed portfolio, and therefore a larger portion of the interest rate risk associated with such a portfolio is eligible to be hedged. ASU No. 2022-01 also clarifies that no assets may be added to a closed portfolio once it is designated in a portfolio layer method hedge. ASU No. 2022-01 will be effective for Valley on January 1, 2023. Valley is currently evaluating the impact of ASU No. 2022-01 but it is not expected to have a significant impact on Valley's consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2022 and December 31, 2021. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	September 30, 2022	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities (1)	$34,942	$23,917	$—	$—
Trading debt securities	4,100	2,915	1,185	—
Available for sale debt securities:
U.S. Treasury securities	277,902	277,902	—	—
U.S. government agency securities	26,821	—	26,821	—
Obligations of states and political subdivisions	141,563	—	141,563	—
Residential mortgage-backed securities	646,665	—	646,665	—
Corporate and other debt securities	178,903	—	178,903	—
Total available for sale debt securities	1,271,854	277,902	993,952	—
Loans held for sale (2)	6,073	—	6,073	—
Other assets (3)	594,116	—	594,116	—
Total assets	$1,911,085	$304,734	$1,595,326	$—
Liabilities
Other liabilities (3)	$625,656	$—	$625,656	$—
Total liabilities	$625,656	$—	$625,656	$—
Non-recurring fair value measurements:
Collateral dependent loans	$73,108	$—	$—	$73,108
Foreclosed assets	1,122	—	—	1,122
Total	$74,230	$—	$—	$74,230

		Fair Value Measurements at Reporting Date Using:
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Includes equity securities measured at net asset value (NAV) per share (or its equivalent) as a practical expedient totaling $11.0 million and $11.6 million at September 30, 2022 and December 31, 2021, respectively. These securities have not been classified in the fair value hierarchy.
(2)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $6.2 million and $136.3 million at September 30, 2022 and December 31, 2021, respectively.
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

Trading debt securities. Trading debt securities consist of U.S Treasury securities and municipal bonds reported at fair value utilizing Level 1 and Level 2 inputs, respectively. The prices for municipal bonds are derived from market quotations and matrix pricing obtained through an independent pricing service. Management reviews the data and assumptions used in pricing the securities by its third-party provider to ensure the highest level of significant inputs are derived from market observable data.

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

Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2022 and December 31, 2021 based on the short duration these assets were held, and the credit quality of these loans.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR, Overnight Index Swap and Secured Overnight Financing Rate (SOFR) curves for all cleared derivatives. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2022 and December 31, 2021), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2022 and December 31, 2021.

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

Collateral dependent loans. Collateral dependent loans are loans when foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At September 30, 2022, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. At September 30, 2022, collateral dependent loans with a total amortized cost of $171.3 million, including our taxi medallion loan portfolio, were reduced by specific allowance for loan losses allocations totaling $98.2 million to a reported total net carrying amount of $73.1 million.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, an asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no adjustments to the appraisals of foreclosed assets at September 30, 2022.

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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2022 and December 31, 2021 were as follows:

	Fair Value Hierarchy	September 30, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$431,471	$431,471	$205,156	$205,156
Interest bearing deposits with banks	Level 1	686,877	686,877	1,844,764	1,844,764
Equity securities (1)	Level 3	8,376	8,376	3,629	3,629
Held to maturity debt securities:
U.S. Treasury securities	Level 1	67,075	66,030	67,558	71,661
U.S. government agency securities	Level 2	259,869	214,314	6,265	6,378
Obligations of states and political subdivisions	Level 2	471,189	430,134	337,962	344,164
Residential mortgage-backed securities	Level 2	2,811,582	2,373,581	2,166,142	2,152,301
Trust preferred securities	Level 2	37,038	31,417	37,020	31,916
Corporate and other debt securities	Level 2	75,267	71,176	53,750	54,185
Total held to maturity debt securities (2)		3,722,020	3,186,652	2,668,697	2,660,605
Net loans	Level 3	44,710,020	41,945,829	33,794,455	33,283,251
Accrued interest receivable	Level 1	159,406	159,406	96,882	96,882
Federal Reserve Bank and Federal Home Loan Bank stock (3)	Level 2	267,319	267,319	206,450	206,450
Financial liabilities
Deposits without stated maturities	Level 1	38,980,287	38,980,287	31,945,368	31,945,368
Deposits with stated maturities	Level 2	6,328,556	6,194,389	3,687,044	3,670,113
Short-term borrowings	Level 1	919,283	883,100	655,726	637,490
Long-term borrowings	Level 2	1,541,097	1,424,946	1,423,676	1,404,184
Junior subordinated debentures issued to capital trusts	Level 2	56,673	56,543	56,413	46,306
Accrued interest payable (4)	Level 1	16,519	16,519	4,909	4,909

(1)Represents equity securities without a readily determinable fair value measured at cost less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.
Note 7. Investment Securities

Equity Securities

Equity securities totaled $43.3 million and $36.5 million at September 30, 2022 and December 31, 2021, respectively. See Note 6 for further details on equity securities.

Trading Debt Securities

The fair value of trading debt securities totaled $4.1 million and $38.1 million at September 30, 2022 and December 31, 2021, respectively. Net trading gains and losses were included in net gains and losses on securities transactions within non-interest income. We recorded net trading losses of $1.2 million and net trading gains of $705 thousand for the nine months ended September 30, 2022 and 2021, respectively. The net trading gains and losses for the three months ended September 30, 2022 and 2021 were not material.

Available for Sale Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at September 30, 2022 and December 31, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2022
U.S. Treasury securities	$306,748	$—	$(28,846)	$277,902
U.S. government agency securities	29,529	50	(2,758)	26,821
Obligations of states and political subdivisions:
Obligations of states and state agencies	12,576	—	(565)	12,011
Municipal bonds	173,574	—	(44,022)	129,552
Total obligations of states and political subdivisions	186,150	—	(44,587)	141,563
Residential mortgage-backed securities	744,547	66	(97,948)	646,665
Corporate and other debt securities	197,847	15	(18,959)	178,903
Total	$1,464,821	$131	$(193,098)	$1,271,854
December 31, 2021
U.S. government agency securities	$20,323	$608	$(6)	$20,925
Obligations of states and political subdivisions:
Obligations of states and state agencies	26,088	132	(93)	26,127
Municipal bonds	53,530	349	(116)	53,763
Total obligations of states and political subdivisions	79,618	481	(209)	79,890
Residential mortgage-backed securities	895,279	14,986	(5,763)	904,502
Corporate and other debt securities	120,871	3,177	(556)	123,492
Total	$1,116,091	$19,252	$(6,534)	$1,128,809

The age of unrealized losses and fair value of the related available for sale debt securities at September 30, 2022 and December 31, 2021 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2022
U.S. Treasury securities	$277,902	$(28,846)	$—	$—	$277,902	$(28,846)
U.S. government agency securities	22,614	(2,720)	1,142	(38)	23,756	(2,758)
Obligations of states and political subdivisions:
Obligations of states and state agencies	4,402	(56)	7,610	(509)	12,012	(565)
Municipal bonds	119,722	(40,475)	9,305	(3,547)	129,027	(44,022)
Total obligations of states and political subdivisions	124,124	(40,531)	16,915	(4,056)	141,039	(44,587)
Residential mortgage-backed securities	376,683	(39,604)	266,591	(58,344)	643,274	(97,948)
Corporate and other debt securities	160,743	(14,670)	15,145	(4,289)	175,888	(18,959)
Total	$962,066	$(126,371)	$299,793	$(66,727)	$1,261,859	$(193,098)
December 31, 2021
U.S. government agency securities	$—	$—	$1,326	$(6)	$1,326	$(6)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,549	(93)	—	—	10,549	(93)
Municipal bonds	19,100	(116)	—	—	19,100	(116)
Total obligations of states and political subdivisions	29,649	(209)	—	—	29,649	(209)
Residential mortgage-backed securities	371,256	(4,770)	25,960	(993)	397,216	(5,763)
Corporate and other debt securities	59,039	(556)	—	—	59,039	(556)
Total	$459,944	$(5,535)	$27,286	$(999)	$487,230	$(6,534)
Within the available for sale debt securities portfolio, the total number of security positions in an unrealized loss position was 743 and 139 at September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, the fair value of available for sale debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $348.1 million.

The contractual maturities of available for sale debt securities at September 30, 2022 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2022
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$8,593	$8,553
Due after one year through five years	184,748	174,982
Due after five years through ten years	271,404	246,134
Due after ten years	255,529	195,520
Residential mortgage-backed securities	744,547	646,665
Total	$1,464,821	$1,271,854
Actual maturities of available for sale debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 6.6 years at September 30, 2022.
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

Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley has evaluated available for sale debt securities that are in an unrealized loss position as of September 30, 2022 included in the table above and has determined that the declines in fair value are mainly attributable to market volatility, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment during the three and nine months ended September 30, 2022 and 2021. There was no allowance for credit losses for available for sale debt securities at September 30, 2022 and December 31, 2021.

Held to Maturity Debt Securities

The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at September 30, 2022 and December 31, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2022
U.S. Treasury securities	$67,075	$—	$(1,045)	$66,030
U.S. government agency securities	259,869	—	(45,555)	214,314
Obligations of states and political subdivisions:
Obligations of states and state agencies	88,276	16	(5,127)	83,165
Municipal bonds	382,913	17	(35,961)	346,969
Total obligations of states and political subdivisions	471,189	33	(41,088)	430,134
Residential mortgage-backed securities	2,811,582	250	(438,251)	2,373,581
Trust preferred securities	37,038	1	(5,622)	31,417
Corporate and other debt securities	75,267	—	(4,091)	71,176
Total	$3,722,020	$284	$(535,652)	$3,186,652
December 31, 2021
U.S. Treasury securities	$67,558	$4,103	$—	$71,661
U.S. government agency securities	6,265	113	—	6,378
Obligations of states and political subdivisions:
Obligations of states and state agencies	141,015	3,065	(312)	143,768
Municipal bonds	196,947	3,536	(87)	200,396
Total obligations of states and political subdivisions	337,962	6,601	(399)	344,164
Residential mortgage-backed securities	2,166,142	14,599	(28,440)	2,152,301
Trust preferred securities	37,020	5	(5,109)	31,916
Corporate and other debt securities	53,750	559	(124)	54,185
Total	$2,668,697	$25,980	$(34,072)	$2,660,605

The age of unrealized losses and fair value of related debt securities held to maturity at September 30, 2022 and December 31, 2021 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2022
U.S. Treasury securities	$66,030	$(1,045)	$—	$—	$66,030	$(1,045)
U.S. government agency securities	213,129	(45,555)	—	—	213,129	(45,555)
Obligations of states and political subdivisions:
Obligations of states and state agencies	69,161	(3,397)	12,403	(1,730)	81,564	(5,127)
Municipal bonds	284,323	(34,193)	7,674	(1,768)	291,997	(35,961)
Total obligations of states and political subdivisions	353,484	(37,590)	20,077	(3,498)	373,561	(41,088)
Residential mortgage-backed securities	1,354,304	(200,314)	1,007,883	(237,937)	2,362,187	(438,251)
Trust preferred securities	—	—	30,416	(5,622)	30,416	(5,622)
Corporate and other debt securities	57,181	(3,336)	7,245	(755)	64,426	(4,091)
Total	$2,044,128	$(287,840)	$1,065,621	$(247,812)	$3,109,749	$(535,652)
December 31, 2021
Obligations of states and political subdivisions:
Obligations of states and state agencies	$17,000	$(254)	$5,517	$(58)	$22,517	$(312)
Municipal bonds	9,403	(87)	—	—	9,403	(87)
Total obligations of states and political subdivisions	26,403	(341)	5,517	(58)	31,920	(399)
Residential mortgage-backed securities	1,381,405	(22,365)	206,520	(6,075)	1,587,925	(28,440)
Trust preferred securities	—	—	30,912	(5,109)	30,912	(5,109)
Corporate and other debt securities	32,627	(124)	—	—	32,627	(124)
Total	$1,440,435	$(22,830)	$242,949	$(11,242)	$1,683,384	$(34,072)

Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 826 and 108 at September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $619.5 million.

The contractual maturities of investments in debt securities held to maturity at September 30, 2022 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2022
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$31,783	$31,721
Due after one year through five years	195,679	191,824
Due after five years through ten years	86,011	79,844
Due after ten years	596,965	509,682
Residential mortgage-backed securities	2,811,582	2,373,581
Total	$3,722,020	$3,186,652
Actual maturities of held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 8.8 years at September 30, 2022.

Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities through the use of the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at September 30, 2022 and December 31, 2021.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
September 30, 2022
U.S. Treasury securities	$67,075	$—	$—	$—	$67,075
U.S. government agency securities	259,869	—	—	—	259,869
Obligations of states and political subdivisions:
Obligations of states and state agencies	63,434	—	5,517	19,325	88,276
Municipal bonds	348,330	—	—	34,583	382,913
Total obligations of states and political subdivisions	411,764	—	5,517	53,908	471,189
Residential mortgage-backed securities	2,811,582	—	—	—	2,811,582
Trust preferred securities	—	—	—	37,038	37,038
Corporate and other debt securities	2,000	6,000	—	67,267	75,267
Total	$3,552,290	$6,000	$5,517	$158,213	$3,722,020
December 31, 2021
U.S. Treasury securities	$67,558	$—	$—	$—	$67,558
U.S. government agency securities	6,265	—	—	—	6,265
Obligations of states and political subdivisions:
Obligations of states and state agencies	118,368	—	5,576	17,071	141,015
Municipal bonds	148,854	—	—	48,093	196,947
Total obligations of states and political subdivisions	267,222	—	5,576	65,164	337,962
Residential mortgage-backed securities	2,166,142	—	—	—	2,166,142
Trust preferred securities	—	—	—	37,020	37,020
Corporate and other debt securities	2,000	6,000	—	45,750	53,750
Total	$2,509,187	$6,000	$5,576	$147,934	$2,668,697

Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At September 30, 2022, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the "non-rated" category included TEMS securities secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

Allowance for Credit Losses for Held to Maturity Debt Securities

Valley has a zero-loss expectation for certain securities within the held to maturity portfolio, and therefore it is not required to estimate an allowance for credit losses related to these securities under the CECL standard. After an evaluation of qualitative factors, Valley identified the following securities types which it believes qualify for this exclusion: U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds called TEMS.

Held to maturity debt securities were carried net of allowance for credit losses totaling $1.7 million at September 30, 2022, and $1.2 million at December 31, 2021. Valley recorded a provision for credit losses of $188 thousand and $531 thousand for the three and nine months ended September 30, 2022, respectively. Valley recorded a provision for credit losses of $35 thousand and a credit (negative) provision for credit losses of $353 thousand for the three and nine months ended September 30, 2021, respectively. There were no charge-offs for all the respective periods of 2022 and 2021.
Note 8. Loans and Allowance for Credit Losses for Loans

The detail of the loan portfolio as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Loans:
Commercial and industrial:
Commercial and industrial	$8,615,557	$5,411,601
Commercial and industrial PPP loans *	85,820	435,950
Total commercial and industrial loans	8,701,377	5,847,551
Commercial real estate:
Commercial real estate	24,493,445	18,935,486
Construction	3,571,818	1,854,580
Total commercial real estate loans	28,065,263	20,790,066
Residential mortgage	5,177,128	4,545,064
Consumer:
Home equity	467,135	400,779
Automobile	1,711,086	1,570,036
Other consumer	1,063,775	1,000,161
Total consumer loans	3,241,996	2,970,976
Total loans	$45,185,764	$34,153,657

*Represents SBA Paycheck Protection Program (PPP) loans, net of unearned fees totaling $1.4 million and $12.1 million at September 30, 2022 and December 31, 2021, respectively.

Total loans include net unearned discounts and deferred loan fees of $136.5 million and $78.5 million at September 30, 2022 and December 31, 2021, respectively. The increase in total loans at September 30, 2022 is partially attributed to $5.9 billion of loans acquired in the Bank Leumi USA acquisition, which was inclusive of a $98.6 million net purchase discount at the acquisition date.

Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $139.6 million and $83.7 million at September 30, 2022 and December 31, 2021, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

There were no sales of loans from the held for investment portfolio during the three and nine months ended September 30, 2022 and 2021.

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

Credit Quality

The following table presents past due, current and non-accrual loans without an allowance for loan losses by loan portfolio class at September 30, 2022 and December 31, 2021:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
September 30, 2022
Commercial and industrial	$19,526	$2,188	$15,072	$135,187	$171,973	$8,529,404	$8,701,377	$5,043
Commercial real estate:
Commercial real estate	6,196	383	15,082	67,319	88,980	24,404,465	24,493,445	64,260
Construction	—	12,969	—	61,098	74,067	3,497,751	3,571,818	14,941
Total commercial real estate loans	6,196	13,352	15,082	128,417	163,047	27,902,216	28,065,263	79,201
Residential mortgage	13,045	5,947	550	26,564	46,106	5,131,022	5,177,128	14,378
Consumer loans:
Home equity	321	168	312	2,845	3,646	463,489	467,135	123
Automobile	4,999	702	109	286	6,096	1,704,990	1,711,086	—
Other consumer	876	304	—	96	1,276	1,062,499	1,063,775	—
Total consumer loans	6,196	1,174	421	3,227	11,018	3,230,978	3,241,996	123
Total	$44,963	$22,661	$31,125	$293,395	$392,144	$44,793,620	$45,185,764	$98,745

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2021
Commercial and industrial	$6,717	$7,870	$1,273	$99,918	$115,778	$5,731,773	$5,847,551	$9,066
Commercial real estate:
Commercial real estate	14,421	—	32	83,592	98,045	18,837,441	18,935,486	70,719
Construction	1,941	—	—	17,641	19,582	1,834,998	1,854,580	—
Total commercial real estate loans	16,362	—	32	101,233	117,627	20,672,439	20,790,066	70,719
Residential mortgage	10,999	3,314	677	35,207	50,197	4,494,867	4,545,064	20,401
Consumer loans:
Home equity	242	98	—	3,517	3,857	396,922	400,779	4
Automobile	6,391	656	271	240	7,558	1,562,478	1,570,036	—
Other consumer	178	266	518	101	1,063	999,098	1,000,161	—
Total consumer loans	6,811	1,020	789	3,858	12,478	2,958,498	2,970,976	4
Total	$40,889	$12,204	$2,771	$240,216	$296,080	$33,857,577	$34,153,657	$100,190

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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at September 30, 2022 and December 31, 2021:

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2022	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,451,283	$1,193,937	$663,575	$352,556	$279,803	$395,216	$4,076,834	$159	$8,413,362
Special Mention	15,224	3,433	20,292	5,246	9,320	3,852	56,973	9	114,349
Substandard	—	2,279	5,285	2,082	4,467	5,312	71,792	—	91,217
Doubtful	—	—	—	2,701	2,636	77,112	—	—	82,449
Total commercial and industrial	$1,466,507	$1,199,649	$689,152	$362,585	$296,226	$481,492	$4,205,599	$168	$8,701,377
Commercial real estate
Risk Rating:
Pass	$5,326,845	$5,193,267	$3,280,227	$2,733,365	$1,553,479	$5,161,982	$284,891	$3,599	$23,537,657
Special Mention	102,150	63,572	90,429	43,812	75,328	155,873	15,074	—	546,239
Substandard	17,641	31,910	37,797	40,394	63,254	210,011	8,372	—	409,379
Doubtful	—	—	—	—	—	170	—	—	170
Total commercial real estate	$5,446,636	$5,288,749	$3,408,453	$2,817,571	$1,692,061	$5,528,036	$308,337	$3,599	$24,493,445
Construction
Risk Rating:
Pass	$743,720	$607,441	$120,837	$30,246	$10,572	$17,069	$1,952,786	$—	$3,482,671
Special Mention	12,917	—	—	—		—	13,084	—	26,001
Substandard	—	11,376	—	982		17,599	20,183	—	50,140
Doubtful	—	643	—	—		12,364	—	—	13,006
Total construction	$756,637	$619,460	$120,837	$31,228	$10,572	$47,032	$1,986,053	$—	$3,571,818

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,563,050	$743,165	$461,022	$362,748	$143,753	$337,713	$1,968,513	$247	$5,580,211
Special Mention	4,182	1,195	3,217	14,143	1,726	9,869	102,145	40	136,517
Substandard	8,248	4,823	3,139	7,077	910	408	19,642	109	44,356
Doubtful	—	—	2,733	—	16,355	67,379	—	—	86,467
Total commercial and industrial	$1,575,480	$749,183	$470,111	$383,968	$162,744	$415,369	$2,090,300	$396	$5,847,551
Commercial real estate
Risk Rating:
Pass	$4,517,917	$2,983,140	$2,702,580	$1,734,922	$1,474,770	$4,557,011	$195,851	$13,380	$18,179,571
Special Mention	7,700	50,019	46,911	44,187	65,623	143,540	50,168	—	408,148
Substandard	735	34,655	29,029	41,231	70,941	169,041	1,949	—	347,581
Doubtful	—	—	—	—	—	186	—	—	186
Total commercial real estate	$4,526,352	$3,067,814	$2,778,520	$1,820,340	$1,611,334	$4,869,778	$247,968	$13,380	$18,935,486
Construction
Risk Rating:
Pass	$274,097	$98,609	$48,555	$32,781	$6,061	$28,419	$1,313,555	$—	$1,802,077
Special Mention	4,131	—	1,009	—	—	—	18,449	—	23,589
Substandard	199	19	6	246	—	17,842	10,602	—	28,914
Total construction	$278,427	$98,628	$49,570	$33,027	$6,061	$46,261	$1,342,606	$—	$1,854,580

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of September 30, 2022 and December 31, 2021.

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2022	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$1,040,542	$1,508,300	$586,418	$505,502	$351,579	$1,113,157	$63,694	$—	$5,169,192
90 days or more past due	—	—	129	1,508	2,526	3,773	—	—	7,936
Total residential mortgage	$1,040,542	$1,508,300	$586,547	$507,010	$354,105	$1,116,930	$63,694	$—	$5,177,128
Consumer loans
Home equity
Performing	$36,133	$12,728	$4,788	$5,279	$5,822	$15,602	$346,709	$39,105	$466,166
90 days or more past due	—	—	—	—	—	—	424	545	969
Total home equity	36,133	12,728	4,788	5,279	5,822	15,602	347,133	39,650	467,135
Automobile
Performing	589,413	570,603	226,848	188,741	95,798	39,039	—	—	1,710,442
90 days or more past due	75	111	78	167	132	81	—	—	644
Total automobile	589,488	570,714	226,926	188,908	95,930	39,120	—	—	1,711,086
Other consumer
Performing	21,110	2,934	7,262	7,476	7,560	16,546	1,000,795	—	1,063,683
90 days or more past due	—	—	—	—	—	—	92	—	92
Total other consumer	21,110	2,934	7,262	7,476	7,560	16,546	1,000,887	—	1,063,775
Total consumer	$646,731	$586,376	$238,976	$201,663	$109,312	$71,268	$1,348,020	$39,650	$3,241,996

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$1,448,602	$635,531	$572,911	$425,152	$368,164	$1,014,190	$70,342	$—	$4,534,892
90 days or more past due	—	357	2,627	2,056	2,794	2,338	—	—	10,172
Total residential mortgage	$1,448,602	$635,888	$575,538	$427,208	$370,958	$1,016,528	$70,342	$—	$4,545,064
Consumer loans
Home equity
Performing	$13,847	$5,723	$6,994	$7,384	$5,359	$13,597	$303,888	$42,822	$399,614
90 days or more past due	—	—	—	—	—	35	536	594	1,165
Total home equity	13,847	5,723	6,994	7,384	5,359	13,632	304,424	43,416	400,779
Automobile
Performing	735,446	309,856	278,828	157,450	72,753	15,171	—	—	1,569,504
90 days or more past due	129	—	78	163	81	81	—	—	532
Total automobile	735,575	309,856	278,906	157,613	72,834	15,252	—	—	1,570,036
Other consumer
Performing	2,949	6,717	6,468	7,017	1,009	14,483	961,027	—	999,670
90 days or more past due	—	—	—	—	—	—	491	—	491
Total other consumer	2,949	6,717	6,468	7,017	1,009	14,483	961,518	—	1,000,161
Total consumer	$752,371	$322,296	$292,368	$172,014	$79,202	$43,367	$1,265,942	$43,416	$2,970,976
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
Performing TDRs (not reported as non-accrual loans) totaled $69.7 million and $71.3 million as of September 30, 2022 and December 31, 2021, respectively. Non-performing TDRs totaled $155.7 million and $117.2 million as of September 30, 2022 and December 31, 2021, respectively.

The following tables present the pre- and post-modification amortized cost of loans by loan class modified as TDRs during the three and nine months ended September 30, 2022 and 2021. Post-modification amounts are presented as of September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022			2021
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	65	$54,586	$54,747	4	$2,446	$2,414
Commercial real estate:
Commercial real estate	1	2,187	2,187	5	14,473	14,539
Construction	2	11,025	7,811	2	17,599	17,599
Total commercial real estate	3	13,212	9,998	7	32,072	32,138
Residential mortgage	1	44	44	4	356	350
Total	69	$67,842	$64,789	15	$34,874	$34,902

	Nine Months Ended September 30,
	2022			2021
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	79	$109,779	$105,495	16	$21,822	$19,060
Commercial real estate:
Commercial real estate	4	16,259	15,660	11	26,710	26,730
Construction	2	11,025	7,811	2	17,599	17,599
Total commercial real estate	6	27,284	23,471	13	44,309	44,329
Residential mortgage	9	5,135	5,116	12	2,974	2,909
Consumer	1	125	123	1	170	163
Total	95	$142,323	$134,205	42	$69,275	$66,461

The total TDRs presented in the above tables had allocated allowance for loan losses of $71.5 million and $8.2 million at September 30, 2022 and 2021, respectively. There were $3.8 million and $5.4 million in charge-offs related to TDRs for the three and nine months ended September 30, 2022. There were charge-offs of $206 thousand and $6.0 million related to TDRs for the three and nine months ended September 30, 2021, respectively. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the three and nine months ended September 30, 2022 and 2021.

Loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022		2021
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	1	$42,771	—	$—
Commercial real estate	2	5,207	1	419
Residential mortgage	1	1,071	1	129
Total	4	$49,049	2	$548

	Nine Months Ended September 30,
	2022		2021
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	1	$42,771	—	$—
Commercial real estate	2	5,207	1	419
Residential mortgage	1	1,071	1	129
Total	4	$49,049	2	$548

Loans in Process of Foreclosure. Other real estate owned (OREO) totaled $286 thousand and $2.3 million at September 30, 2022 and December 31, 2021, respectively. There were no foreclosed residential real estate properties included in OREO at September 30, 2022 and December 31, 2021. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.9 million and $2.5 million at September 30, 2022 and December 31, 2021, respectively.

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
The following table presents collateral dependent loans by class as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$129,776	$95,335
Commercial real estate:
Commercial real estate	73,862	110,174
Construction	41,726	—
Total commercial real estate loans	115,588	110,174
Residential mortgage	32,487	35,745
Home equity	—	4
Total	$277,851	$241,258

*    The majority of the loans are collateralized by taxi medallions for all periods.

Allowance for Credit Losses for Loans
The allowance for credit losses (ACL) for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans at September 30, 2022 increased $122.7 million from December 31, 2021 largely reflecting a net ACL of $70.3 million for PCD loans acquired from Bank Leumi USA that was recorded at April 1, 2022 and recognition of a $41.0 million provision related to non-PCD loans and unfunded credit commitments acquired from Bank Leumi USA during the three months ended June 30, 2022. Overall, an increased economic forecast reserve component of our CECL model caused by elevated uncertainty in economic conditions was largely offset by lower expected quantitative loss experience at September 30, 2022 as compared to December 31, 2021.

The following table summarizes the ACL for loans at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$475,744	$359,202
Allowance for unfunded credit commitments	22,664	16,500
Total allowance for credit losses for loans	$498,408	$375,702

The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$1,315	$3,496	$42,883	$17,998
Provision for unfunded credit commitments	520	—	6,164	3,289
Total provision for credit losses for loans	$1,835	$3,496	$49,047	$21,287

The following table details the activity in the allowance for loan losses by loan portfolio segment for the three and nine months ended September 30, 2022 and 2021:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$144,539	$277,227	$29,889	$17,164	$468,819
Loans charged-off	(5,033)	(4,000)	—	(962)	(9,995)
Charged-off loans recovered	13,236	1,729	163	477	15,605
Net recoveries (charge-offs)	8,203	(2,271)	163	(485)	5,610
Provision (credit) for loan losses	1,309	(7,176)	6,105	1,077	1,315
Ending balance	$154,051	$267,780	$36,157	$17,756	$475,744
Three Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$109,689	$189,139	$25,303	$15,193	$339,324
Loans charged-off	(1,248)	—	—	(771)	(2,019)
Charged-off loans recovered	514	29	228	955	1,726
Net (charge-offs) recoveries	(734)	29	228	184	(293)
(Credit) provision for loan losses	(5,078)	10,553	(799)	(1,180)	3,496
Ending balance	$103,877	$199,721	$24,732	$14,197	$342,527

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Nine Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$103,090	$217,490	$25,120	$13,502	$359,202
Allowance for PCD loans *	33,452	36,618	206	43	70,319
Loans charged-off	(11,144)	(4,173)	(27)	(2,513)	(17,857)
Charged-off loans recovered	16,012	2,060	694	2,431	21,197
Net recoveries (charge-offs)	4,868	(2,113)	667	(82)	3,340
Provision for loan losses	12,641	15,785	10,164	4,293	42,883
Ending balance	$154,051	$267,780	$36,157	$17,756	$475,744
Nine Months Ended September 30, 2021
Allowance for loan losses:
Beginning balance	$131,070	$164,113	$28,873	$16,187	$340,243
Loans charged-off	(19,283)	(382)	(139)	(3,389)	(23,193)
Charged-off loans recovered	2,781	763	576	3,359	7,479
Net (charge-offs) recoveries	(16,502)	381	437	(30)	(15,714)
(Credit) provision for loan losses	(10,691)	35,227	(4,578)	(1,960)	17,998
Ending balance	$103,877	$199,721	$24,732	$14,197	$342,527

*    Represents the allowance for acquired PCD loans, net of PCD loan charge-offs totaling $62.4 million in the second quarter 2022 related to the Bank Leumi USA acquisition.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at September 30, 2022 and December 31, 2021.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
September 30, 2022
Allowance for loan losses:
Individually evaluated for credit losses	$89,822	$8,544	$4,592	$100	$103,058
Collectively evaluated for credit losses	64,229	259,236	31,565	17,656	372,686
Total	$154,051	$267,780	$36,157	$17,756	$475,744
Loans:
Individually evaluated for credit losses	$151,415	$149,775	$42,911	$1,507	$345,608
Collectively evaluated for credit losses	8,549,962	27,915,488	5,134,217	3,240,489	44,840,156
Total	$8,701,377	$28,065,263	$5,177,128	$3,241,996	$45,185,764
December 31, 2021
Allowance for loan losses:
Individually evaluated for credit losses	$64,359	$6,277	$470	$390	$71,496
Collectively evaluated for credit losses	38,731	211,213	24,650	13,112	287,706
Total	$103,090	$217,490	$25,120	$13,502	$359,202
Loans:
Individually evaluated for credit losses	$119,760	$134,135	$42,469	$2,431	$298,795
Collectively evaluated for credit losses	5,727,791	20,655,931	4,502,595	2,968,545	33,854,862
Total	$5,847,551	$20,790,066	$4,545,064	$2,970,976	$34,153,657
Note 9. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill as allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis were:

	Business Segment / Reporting Unit *
	Wealth Management	Consumer Lending	Commercial Lending	Total
	(in thousands)
Balance at December 31, 2021	$38,851	$222,390	$1,197,767	$1,459,008
Goodwill from business combinations	10,984	62,875	338,638	412,497
Balance at September 30, 2022	$49,835	$285,265	$1,536,405	$1,871,505

*    Valley’s Wealth Management Division is comprised of trust, asset management, brokerage, insurance, and tax credit advisory services. This reporting unit is included in the Consumer Lending segment for financial reporting purposes.

During the second quarter 2022, Valley performed the annual goodwill impairment test at its normal assessment date. There was no impairment of goodwill recognized during the three and nine months ended September 30, 2022 and 2021.

As discussed in Note 15, Valley made changes to its operating structure and strategy during the second quarter 2022 (and subsequent to the annual goodwill impairment test), which resulted in changes in its operating segments and reporting units to reflect how the CEO, who is the chief operating decision maker, intends to manage Valley, allocate resources and measure performance. Goodwill balances were reallocated across the new operating segments and reporting units (as reflected in the table above) based on their relative fair values using the valuation performed during the second quarter 2022.

The goodwill from business combinations set forth in the above table during the nine months ended September 30, 2022, related to the acquisitions of Bank Leumi USA and Landmark totaled $403.2 million and $4.4 million, respectively. The goodwill from Landmark transaction was allocated entirely to the Wealth Management reporting unit. During the nine months ended September 30, 2022, Valley recorded $5.0 million of additional goodwill reflecting an adjustment to the deferred tax assets acquired from Westchester as of the acquisition date. See Note 2 for details related to these acquisitions.

The following table summarizes other intangible assets as of September 30, 2022 and December 31, 2021:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
September 30, 2022
Loan servicing rights	$119,813	$(94,956)	$24,857
Core deposits	223,670	(84,511)	139,159
Other	51,299	(7,089)	44,210
Total other intangible assets	$394,782	$(186,556)	$208,226
December 31, 2021
Loan servicing rights	$114,636	$(90,951)	$23,685
Core deposits	109,290	(65,488)	43,802
Other	6,092	(3,193)	2,899
Total other intangible assets	$230,018	$(159,632)	$70,386

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no net impairment recognized during the three and nine months ended September 30, 2022. Valley recorded net recoveries of impairment charges on its loan servicing rights totaling $32 thousand and $864 thousand for the three and nine months ended September 30, 2021, respectively.

Core deposits are amortized using an accelerated method over a period of 10 years. Valley recorded $114.4 million of core deposit intangibles resulting from the Bank Leumi USA acquisition.

The line item labeled “Other” included in the table above primarily consists of customer lists, certain financial asset servicing contracts and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 13.3 years. Valley recorded $39.0 million and $6.2 million of other intangible assets during the nine months ended September 30, 2022 resulting from the Bank Leumi USA and Landmark acquisitions, respectively.

Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2022 and 2021.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2022 through 2026:

	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2022	$865	$7,975	$1,745
2023	3,195	28,746	6,522
2024	2,817	24,897	5,951
2025	2,471	21,048	5,380
2026	2,156	17,223	4,805

Valley recognized amortization expense on other intangible assets (including net recoveries of impairment charges on loan servicing rights) totaling approximately $11.1 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively, and $26.9 million and $16.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 10. Borrowed Funds

Short-Term Borrowings

Short-term borrowings at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
FHLB advances	$785,767	$500,000
Securities sold under agreements to repurchase	133,516	155,726
Total short-term borrowings	$919,283	$655,726
The weighted average interest rate for short-term FHLB advances was 3.21 percent and 0.37 percent at September 30, 2022 and December 31, 2021, respectively.

Long-Term Borrowings

Long-term borrowings at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
FHLB advances, net (1)	$788,574	$789,033
Subordinated debt, net (2)	752,523	634,643
Total long-term borrowings	$1,541,097	$1,423,676

(1)	FHLB advances are presented net of unamortized premiums totaling $574 thousand and $1.0 million at September 30, 2022 and December 31, 2021, respectively.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $7.3 million and $5.8 million at September 30, 2022 and December 31, 2021, respectively.

FHLB Advances. Long-term FHLB advances had a weighted average interest rate of 1.88 percent at both September 30, 2022 and December 31, 2021. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at September 30, 2022 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2023	$350,000
2024	165,000
2025	273,000
Total long-term FHLB advances	$788,000

There are no FHLB advances with scheduled repayments in years 2023 and thereafter, reported in the table above, which are callable for early redemption by the FHLB during the next 12 months.

Subordinated debt. On September 20, 2022, Valley issued $150 million of 6.25 percent fixed-to-floating rate subordinated notes due September 30, 2032. Interest on the subordinated notes during the initial five year term through September 30, 2027, is payable semi-annually in arrears on March 30 and September 30, commencing on March 30, 2023. Thereafter, interest is expected to be set based on three-month Secured Overnight Financing Rate (SOFR) plus 278 basis points and paid quarterly through maturity of the notes. At September 30, 2022, the subordinated notes had a carrying value of $147.5 million, net of unamortized debt issuance costs.

Valley also had the following subordinated debt outstanding at September 30, 2022:

•$125 million aggregate principal amount of 5.125 percent subordinated notes due September 27, 2023 with no call dates or prepayments allowed except upon the occurrence of certain events;

•$100 million aggregate principal amount of 4.55 percent subordinated notes due June 30, 2025 with no call dates or prepayments allowed except upon the occurrence of certain events;

•$115 million aggregate principal amount of 5.25 percent fixed-to-floating rate subordinated notes due June 15, 2030 and callable in whole or in part on or after June 15, 2025 or upon the occurrence of certain events; and

•$300 million aggregate principal amount of 3.00 percent fixed-to-floating rate subordinated notes due June 15, 2031 and are callable in whole or in part on or after June 15, 2026 or upon the occurrence of certain events.

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
As of September 30, 2022, 5.1 million shares of common stock were available for issuance under the 2021 Plan. The essential features of each award are described in the award agreement relating to that award. The grant, exercise, vesting, settlement or payment of an award may be based upon the fair value of Valley's common stock on the last sale price reported for Valley's common stock on such date or the last sale price reported preceding such date, except for performance-based awards with a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third-party specialist using a Monte Carlo valuation model.
On April 1, 2022, Valley issued replacement options for the pre-existing and fully vested stock awards consisting of Bank Leumi USA options for 2.7 million shares of Valley common stock (which all remained outstanding at

September 30, 2022) at a weighted average exercise price of $8.47. The stock plan under which the original Bank Leumi stock awards were issued is no longer active at the acquisition date.
Valley granted 234 thousand and 30 thousand of time-based restricted stock units (RSUs) during the three months ended September 30, 2022 and 2021, respectively, and 2.3 million and 1.2 million for the nine months ended September 30, 2022 and 2021, respectively. Generally, time-based RSUs vest ratably over a three-year period. The average grant date fair value of the RSUs granted during the nine months ended September 30, 2022 and 2021 was $13.31 per share and $11.98 per share, respectively.
Valley granted 619 thousand and 604 thousand of performance-based RSUs to certain officers for the nine months ended September 30, 2022 and 2021, respectively. The performance-based RSU awards include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share plus dividends and RSUs with vesting conditions based upon Valley's total shareholder return as compared to its peer group. The RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents are accumulated and paid to the grantee at the vesting date or forfeited if the performance conditions are not met. The grant date fair value of the performance-based RSUs granted during the nine months ended September 30, 2022 and 2021 was $14.72 per share and $12.36 per share, respectively.

Valley recorded total stock-based compensation expense of $7.6 million and $5.2 million for the three months ended September 30, 2022 and 2021, respectively, and $21.0 million and $15.9 million for the nine months ended September 30, 2022 and 2021, respectively. The fair values of stock awards are expensed over the shorter of the vesting or required service period. As of September 30, 2022, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $40.0 million and will be recognized over an average remaining vesting period of approximately 2.1 years.
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

Valley had six interest rate swaps with a total notional amount of $700 million that matured during the nine months ended September 30, 2022. These swaps were used to hedge the changes in cash flows associated with certain short-term FHLB advances and brokered deposits.

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

Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At September 30, 2022, Valley had 28 credit swaps with an aggregate notional amount of $290.7 million related to risk participation agreements.

At September 30, 2022, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.

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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	September 30, 2022			December 31, 2021
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$—	$—	$—	$310	$700,000
Fair value hedge interest rate swaps	—	32,566	300,000	—	3,335	300,000
Total derivatives designated as hedging instruments	$—	$32,566	$300,000	$—	$3,645	$1,000,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$576,213	$575,917	$13,347,157	$180,701	$47,044	$10,179,294
Foreign currency derivatives	17,873	17,142	1,205,558	311	233	122,166
Mortgage banking derivatives	30	31	1,875	488	1,454	312,428
Total derivatives not designated as hedging instruments	$594,116	$593,090	$14,554,590	$181,500	$48,731	$10,613,888

*    Includes risk participation agreements.
The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account as settlements of the cash flow hedges and other non-designated derivative instruments. As a result, the fair value of the applicable derivative assets and liabilities are reported net of variation margin at September 30, 2022 and December 31, 2021 in the table above.

Gains (losses) included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, elated to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Amount of gain (loss) reclassified from accumulated other comprehensive loss to interest expense	$21	$(1,044)	$(405)	$(2,708)
Amount of (loss) gain recognized in other comprehensive loss	(6)	(144)	435	(125)
The accumulated after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $929 thousand and $1.3 million at September 30, 2022 and December 31, 2021, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $995 thousand before tax will be reclassified as an increase to interest expense over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Derivative - interest rate swap:
Interest expense	$(989)	$(396)	$(383)	$(316)
Hedged item - subordinated debt
Interest expense	$325	$405	$802	$322
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at September 30, 2022.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	(in thousands)
Long-term borrowings	$267,640	$(32,360)
The net losses (gains) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$463	$216	$(1,191)	$(209)

Other non-interest income included fee income related to non-designated hedge derivative interest rate swaps (not designated as hedging instruments) executed with commercial loan customers totaling $10.7 million and $8.8 million for the three months ended September 30, 2022 and 2021, respectively, and $35.8 million and $22.6 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparty could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of September 30, 2022, Valley was in compliance with all of the provisions of its derivative counterparty agreements. As of September 30, 2022, there were no derivatives in an aggregate net liability position. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.

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

The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of September 30, 2022 and December 31, 2021.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
September 30, 2022
Assets
Interest rate swaps	$576,213	$—	$576,213	$(914)	$(374,030)	$201,269
Liabilities
Interest rate swaps	$608,483	$—	$608,483	$(914)	$(454)	$607,115
December 31, 2021
Assets
Interest rate swaps	$180,701	$—	$180,701	$—	$—	$180,701
Liabilities
Interest rate swaps	$50,689	$—	$50,689	$—	$(44,231)	$6,458

*    Cash collateral received from or pledged to our counterparties in relation to market value exposures of OTC derivative contacts in a liability position.

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$25,139	$15,343
Other tax credit investments, net	52,749	57,006
Total tax credit investments, net	$77,888	$72,349
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,360	$1,360
Total unfunded tax credit commitments	$1,360	$1,360

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,184	$948	$3,542	$2,744
Other tax credit investment credits and tax benefits	2,557	2,702	7,647	8,130
Total reduction in income tax expense	$3,741	$3,650	$11,189	$10,874
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$598	$681	$1,666	$1,684
Affordable housing tax credit investment impairment losses	266	387	891	1,159
Other tax credit investment losses	308	256	1,003	780
Other tax credit investment impairment losses	1,933	1,755	5,634	5,172
Total amortization of tax credit investments recorded in non-interest expense	$3,105	$3,079	$9,194	$8,795

Note 15. Operating Segments

Prior to the second quarter 2022, Valley operated as four reportable segments: Consumer Lending, Commercial Lending, Investment Management, and Corporate and Other Adjustments. Valley re-evaluated its segment reporting during the second quarter 2022 to consider the Bank Leumi USA acquisition on April 1, 2022 along with other factors, including changes in the internal structure of operations, discrete financial information reviewed by key decision-makers, balance sheet management strategies and personnel. As a result, Valley determined it operated reportable segments consisting of Consumer Lending, Commercial Lending and Treasury and Corporate Other at June 30, 2022. Treasury and Corporate Other was reorganized to consolidate Treasury and other corporate-wide functions, including the Treasury managed investment securities portfolios and overnight interest earning cash balances formerly reported under Investment Management. The discrete financial information related to the activities previously reported in the Investment Management segment is no longer provided to Valley's CEO, who is the chief operating decision maker. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments. There were no additional changes to Valley's reportable segments at September 30, 2022.

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

The following tables represent the financial data for Valley’s operating segments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,307,993	$36,033,901	$6,189,348	$50,531,242

Interest income	$70,590	$425,930	$40,208	$536,728
Interest expense	12,288	53,294	17,154	82,736
Net interest income	58,302	372,636	23,054	453,992
Provision (credit) for credit losses	7,182	(5,347)	188	2,023
Net interest income after provision for credit losses	51,120	377,983	22,866	451,969
Non-interest income	19,637	23,510	13,047	56,194
Non-interest expense	24,352	31,759	205,528	261,639
Internal transfer expense (income)	26,268	113,932	(140,200)	—
Income before income taxes	$20,137	$255,802	$(29,415)	$246,524
Return on average interest earning assets (pre-tax)	0.97%	2.84%	(1.90)%	1.95%

	Three Months Ended September 30, 2021
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,373,897	$25,324,485	$5,634,492	$38,332,874

Interest income	$58,887	$250,866	$19,048	$328,801
Interest expense	4,032	13,795	9,948	27,775
Net interest income	54,855	237,071	9,100	301,026
(Credit) provision for credit losses	(4,614)	8,110	35	3,531
Net interest income after provision for credit losses	59,469	228,961	9,065	297,495
Non-interest income	11,845	11,611	18,975	42,431
Non-interest expense	13,520	27,504	133,898	174,922
Internal transfer expense (income)	20,662	71,141	(91,803)	—
Income (loss) before income taxes	$37,132	$141,927	$(14,055)	$165,004
Return on average interest earning assets (pre-tax)	2.01%	2.24%	(1.00)%	1.72%

	Nine Months Ended September 30, 2022
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,978,732	$32,551,062	$6,075,623	$46,605,417

Interest income	$193,186	$1,036,276	$100,671	$1,330,133
Interest expense	20,218	84,356	35,738	140,312
Net interest income	172,968	951,920	64,933	1,189,821
Provision for credit losses	14,457	34,590	531	49,578
Net interest income after provision for credit losses	158,511	917,330	64,402	1,140,243
Non-interest income	50,540	54,815	48,642	153,997
Non-interest expense	59,711	81,292	617,706	758,709
Internal transfer expense (income)	92,544	371,213	(463,757)	—
Income before income taxes	$56,796	$519,640	$(40,905)	$535,531
Return on average interest earning assets (pre-tax)	0.95%	2.13%	(0.90)%	1.53%

	Nine Months Ended September 30, 2021
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,176,086	$25,465,276	$5,261,185	$37,902,547

Interest income	$179,151	$759,097	$55,999	$994,247
Interest expense	15,639	55,497	28,511	99,647
Net interest income	163,512	703,600	27,488	894,600
(Credit) provision for credit losses	(6,538)	27,825	(353)	20,934
Net interest income after provision for credit losses	170,050	675,775	27,841	873,666
Non-interest income	47,445	29,144	40,201	116,790
Non-interest expense	53,161	80,276	373,591	507,028
Internal transfer expense (income)	60,026	212,931	(272,957)	—
Income (loss) before income taxes	$104,308	$411,712	$(32,592)	$483,428
Return on average interest earning assets (pre-tax)	1.94%	2.16%	(0.83)%	1.70%
Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

The following MD&A should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report. The words "Valley," the "Company," "we," "our" and "us" refer to Valley National Bancorp and its subsidiaries, unless we indicate otherwise. Additionally, Valley’s principal subsidiary, Valley National Bank, is commonly referred to as the “Bank” in this MD&A.

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “intend,” “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “would,” “could,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:
~~•~~the inability to realize expected cost savings and synergies from the Bank Leumi USA acquisition in the amounts or timeframe anticipated;
•greater than expected costs or difficulties relating to Bank Leumi USA integration matters;
•the inability to retain customers and qualified employees of Bank Leumi USA;
•greater than expected non-recurring charges related to the Bank Leumi USA acquisition;
•macroeconomic factors in the U.S. and globally due to COVID-19 or otherwise, including business disruptions, reductions in employment, supply chain interruptions, inflation, Federal Reserve actions impacting the level of market interest rates and an increase in business failures, specifically among our clients;
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
Critical Accounting Policies and Estimates

Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. At September 30, 2022, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2021, and there have been no material changes in such policies and estimates since the date of such report.
New Authoritative Accounting Guidance
See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At September 30, 2022, Valley had consolidated total assets of approximately $55.9 billion, total net loans of $44.7 billion, total deposits of $45.3 billion and total shareholders’ equity of $6.3 billion. Valley operates many convenient branch office locations and commercial banking offices in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, California, Alabama and Illinois. Of our current 238 branch network, 55 percent, 19 percent, 18 percent of the branches are in New Jersey, New York and Florida, respectively, with the remaining 8 percent of the branches in Alabama, California, and Illinois combined. Despite targeted branch consolidation activity, we have significantly grown both in asset size and locations over the past several years both through organic efforts and bank acquisitions. Our most recent bank acquisition is discussed below.

Bank Leumi Le-Israel Corporation. On April 1, 2022, Valley completed its acquisition of Bank Leumi Le-Israel Corporation, the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA, collectively referred to as "Bank Leumi USA". At the acquisition date, Bank Leumi USA had approximately $8.1 billion in assets, $5.9 billion of loans and $7.0 billion of deposits, after purchase accounting adjustments. Valley issued approximately 85 million shares of common stock and paid $113.4 million in cash in the transaction. The consideration for the acquisition totaled approximately $1.2 billion, inclusive of the value of stock options. The transaction resulted in $403.2 million of goodwill and $153.4 million of combined core deposit and other intangible assets subject to amortization. See Note 2 to the consolidated financial statements for additional details regarding the acquisition of Bank Leumi USA and other recent acquisition activities.
Impact of COVID-19. During the third quarter 2022, worldwide inflationary concerns continued to outweigh the other negative impacts of COVID-19. Among other factors, China's "zero COVID" policy has created disruption of China's manufacturing industry which could have prolonged negative consequences for the global economy as China exports up to one-third of the world's intermediate goods. We continue to monitor the impact of COVID-19 including the emergence of new variants closely, including its impact on our employees, customers, communities and results of operations and other government or Federal Reserve actions. See the "Operating Environment" section of MD&A for more details.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act and additional legislation that followed including the Consolidated Appropriations Act and the American Rescue Plan Act of 2021 provided funding for the SBA's Paycheck Protection Program (PPP) and established rules for qualifying borrowers to receive loan forgiveness by the SBA under this program. Valley extended a total of $3.2 billion PPP loans under the program, of which $3.1 billion have received forgiveness from the SBA. As of September 30, 2022, we had $85.8 million (including $35.5 million acquired from Bank Leumi USA) of PPP loans still outstanding.
Quarterly Results. Net income for the third quarter 2022 was $178.1 million, or $0.34 per diluted common share as compared to $122.6 million, or $0.29 per diluted common share, for the third quarter 2021. The $55.5 million increase in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:
•a $153.0 million increase in net interest income mainly due to higher average loan balances driven by both acquired and organic loan volumes and increased yields on new and adjustable-rate loans;
•a $13.8 million increase in non-interest income primarily driven by increases in wealth management and trust fees, service charges on deposit accounts and other income totaling $5.7 million, $4.9 million and $7.1 million, respectively, related to additional income resulting from the Bank Leumi USA acquisition, partially offset by lower net gains on sales of residential mortgage loans; and
•a $1.5 million decrease in our provision for credit losses, partially offset by:
•an $86.7 million increase in non-interest expense largely due to increases in salary and employee benefits; technology, furniture and equipment expenses; and net occupancy caused by our expanded banking operations resulting from the acquisitions of Bank Leumi USA on April 1, 2022 and The Westchester Bank Holding Corporation (Westchester) on December 1, 2021; and
•a $26.0 million increase in income tax expense mostly due to higher pre-tax income in the third quarter 2022.
See the “Net Interest Income”, “Non-Interest Income”, “Non-Interest Expense”, and “Income Taxes” sections below for more details on the impact of the items above on our third quarter 2022 results.
Operating Environment. During the third quarter of 2022, real gross domestic product increased 2.8 percent compared to a decline of 0.6 percent in the second quarter of 2022. The increase in economic activity was driven in large part by household spending on goods and services, and a favorable mix of export activity outpacing imports.

Residential fixed investments declined as mortgage rates increased markedly which weighed on the headline result. Business fixed investment, inventory restocking and government spending increased at a tepid rate.

During the third quarter 2022, the Federal Reserve raised the target range for the federal funds rate by 150 basis points to a target range of 3.00 percent to 3.25 percent at the end of the third quarter. Following its meeting in November, the Federal Reserve raised the federal fund rate by another 75 basis points to a target range of 3.75 percent to 4.00 percent. In addition, the Federal Reserve has continued to reduce its holdings of Treasury securities and agency debt and mortgage-backed securities. Consistent with its previously announced plan, the Federal Reserve targeted a reduction of its Treasury and agency securities portfolio by $47.5 billion per month through September 21, 2022 and, effective September 22, 2022, raised its target reduction of securities to $95 billion per month. These actions reflect the Federal Reserve’s strong commitment to returning inflation to its 2 percent objective.

The 10-year U.S. Treasury note yield ended the third quarter of 2022 at 3.83 percent, 85 basis points higher compared to June 30, 2022. The spread between the 2- and 10-year U.S. Treasury note yields ended the quarter at negative 0.39 percent, a 45 basis point decline from June 30, 2022.

For all commercial banks in the U.S., loans and leases increased approximately 2.5 percent from June 30, 2022 to September 30, 2022. While loan growth moderated somewhat during the quarter, survey data from the industry reported that demand for most commercial and industrial loan products increased. Alternatively, demand for most real estate related loans declined, particularly for commercial real estate loans with construction and land development purposes. During the third quarter 2022, Valley’s new loan originations decreased across most product types as compared to the second quarter, but loan growth remained at robust levels partly due to slower paydowns on existing loans due to the rising market interest rate environment. While confident in our commercial loan pipelines, we expect a more challenging overall loan origination environment moving forward, especially in the residential mortgage and consumer loan portfolios, due to the impact of higher market interest rates on customer demand and selective tightening of certain underwriting standards by Valley.

Further expected increases in market interest rates, persistently high inflation, the lingering impact of supply chain issues, tight labor market conditions, and global economic fallout from the Russia-Ukraine war, among other factors, has added a higher level of uncertainty to the future path of the U.S. economy and an elevated risk of a recession. Should economic conditions deteriorate causing business activity, spending and investment to decline, it would adversely impact our financial results, as highlighted below in this MD&A.
Loans. Total loans increased $1.6 billion to $45.2 billion at September 30, 2022 from June 30, 2022 primarily due to strong organic loan growth. Our loan portfolio increased 15 percent on an annualized basis during the third quarter 2022 from the second quarter 2022 as a result of solid commercial loan volumes and a continued increase in new residential mortgage loans originated for investment rather than sale. During the third quarter 2022, we sold only $48 million of residential mortgage loans. See further details on our loan activities under the “Loan Portfolio” section.
Asset Quality. Non-accrual loans represented 0.65 percent and 0.72 percent of total loans at September 30, 2022 and June 30, 2022, respectively. Net recoveries of loan charge-offs totaled $5.6 million for the third quarter 2022 as compared to net loan charge-offs of $2.3 million for the second quarter 2022. Total accruing past due loans increased $25.2 million to $98.7 million, or 0.22 percent of total loans, at September 30, 2022 as compared to $73.5 million, or 0.17 percent of total loans, at June 30, 2022. See further details in the "Non-performing Assets" section below.
Deposits and Other Borrowings. Overall, average deposits increased by $1.9 billion to $44.8 billion for the third quarter 2022 as compared to the second quarter 2022 mostly due to growth in our retail and brokered CD portfolios. The retail growth resulted from strategic CD campaigns, while the brokered CD growth resulted from our increased utilization of brokered deposits, as a favorable funding alternative, during the third quarter 2022. Average non-interest-bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 36 percent, 53 percent and 12 percent of total deposits as of September 30, 2022, respectively.

Actual ending balances for deposits increased $1.4 billion to approximately $45.3 billion at September 30, 2022 from June 30, 2022 largely due to the increased utilization of brokered deposits, consisting of both money market and time deposit accounts, in our funding mix. Total brokered deposits increased to $3.7 billion at September 30, 2022 as compared to $2.3 billion at June 30, 2022. Non-interest bearing deposits decreased $718.9 million at September 30, 2022 as compared to June 30, 2022 largely due to fluctuations in certain commercial customer balances, as well as some migration of both commercial and retail balances to interest bearing deposit products. While our overall deposit levels increased during the third quarter 2022, we believe the current operating environment will likely remain very challenging for Valley’s deposit gathering initiatives. As a result, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at September 30, 2022.
The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Average short-term borrowings:
FHLB advances	$438,267	$822,913	$690,217	$565,222	$797,070
Securities sold under repurchase agreements	140,777	142,790	170,257	144,019	160,793
Federal funds purchased	437,196	637,495	—	363,550	8,681
Total	$1,016,240	$1,603,198	$860,474	$1,072,791	$966,544

Average long-term borrowings:
FHLB advances	$788,651	$788,803	$814,224	$788,802	$1,253,785
Subordinated debt	632,627	617,291	638,349	626,997	499,124
Securities sold under repurchase agreements	—	—	86,957	—	228,205
Junior subordinated debentures issued to capital trusts	56,631	56,544	56,284	56,545	56,198
Total	$1,477,909	$1,462,638	$1,595,814	$1,472,344	$2,037,312
Average short-term borrowings increased $155.8 million during the third quarter 2022 as compared to the third quarter 2021 mostly due to an increase in the balance of federal funds purchased as a part of our overall funding strategy, partially offset by less utilization of FHLB advances. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) decreased $117.9 million from the third quarter 2021 largely due to the repayment of long-term repurchase agreements during the third quarter 2021 and, to a lesser extent, maturities of FHLB advances over the last 12 months.
Actual ending balances for short-term borrowings decreased $603.5 million to $919.3 million at September 30, 2022 as compared to June 30, 2022 largely due to the maturity of FHLB advances during the third quarter 2022 and our increased utilization of broker deposits, as a favorable alternative funding source, in our funding mix at September 30, 2022. Long-term borrowings increased to approximately $1.5 billion at September 30, 2022 as compared to $1.4 billion at June 30, 2022 primarily due to the issuance of new subordinated notes during the third quarter 2022. On September 20, 2022, Valley issued $150 million of 6.25 percent fixed-to-floating rate subordinated notes due September 30, 2032. At September 30, 2022, the subordinated notes had a carrying value of $147.5 million, net of unamortized debt issuance costs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selected Performance Indicators	($ in thousands, except for %)
GAAP measures:
Net income, as reported	$178,119	$122,580	$391,260	$358,802
Return on average assets	1.30%	1.18%	1.03%	1.16%
Return on average shareholders’ equity	11.39	10.23	8.89	10.14
Non-GAAP measures:
Net income, as adjusted	$181,455	$124,727	$467,571	$367,139
Return on average assets, as adjusted	1.32%	1.20%	1.23%	1.19%
Return on average shareholders' equity, as adjusted	11.60	10.41	10.62	10.37
Return on average tangible shareholders' equity (ROATE)	17.21	14.64	13.20	14.63
ROATE, as adjusted	17.54	14.90	15.77	14.97
Efficiency ratio	49.76	49.16	51.03	48.12

	September 30, 2022	December 31, 2021
Common Equity Per Share Data:
Book value per common share (GAAP)	$11.98	$11.57
Tangible book value per common share (non-GAAP)	7.87	7.94
Non-GAAP Reconciliations to GAAP Financial Measures
Adjusted net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income, as reported (GAAP)	$178,119	$122,580	$391,260	$358,802
Add: Loss on extinguishment of debt (net of tax)	—	—	—	6,024
Less: Gains on available for sale and held to maturity securities transactions (net of tax) (a)	(24)	(565)	(74)	(399)
Add: Provision for credit losses (net of tax) (b)	—	—	29,282	—
Add: Merger related expenses (net of tax) (c)	3,360	1,207	47,103	1,207
Add: Litigation reserves (net of tax) (d)	—	1,505	—	1,505
Net income, as adjusted (non-GAAP)	$181,455	$124,727	$467,571	$367,139

(a)    Included in gains (losses) on securities transactions, net.
(b)    Represents the provision for credit losses for non-PCD loans, unfunded credit commitments and held to maturity debt securities acquired from Bank Leumi USA on April 1, 2022.
(c)    Merger related expenses are primarily within salary and employee benefits expense, technology, furniture and equipment expense, and professional and legal fees for the nine months ended September 30, 2022.
(d)    Included in professional and legal fees.

In addition to the items used to calculate net income, as adjusted, in the table above, our net income is, from time to time, impacted by fluctuations in the level of net gains on sales of loans, wealth management fees, and swap fees recognized from commercial loan customer transactions. These amounts can vary widely from period to period due to, among other factors, the amount of residential mortgage loans originated for sale, loan portfolio sales, brokerage fees, and commercial loan customer demand for certain products. See the “Non-Interest Income” section below for more details.

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Net income, as adjusted (non-GAAP)	$181,455	$124,727	$467,571	$367,139
Average assets	$54,858,306	$41,543,930	$50,588,010	$41,144,375
Annualized return on average assets, as adjusted (non-GAAP)	1.32%	1.20%	1.23%	1.19%
Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Net income, as adjusted (non-GAAP)	$181,455	$124,727	$467,571	$367,139
Average shareholders' equity	$6,256,767	$4,794,843	$5,869,736	$4,718,960
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	11.60%	10.41%	10.62%	10.37%

ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Net income, as reported (GAAP)	$178,119	$122,580	$391,260	$358,802
Net income, as adjusted (non-GAAP)	181,455	124,727	$467,571	$367,139
Average shareholders’ equity	$6,256,767	$4,794,843	$5,869,736	$4,718,960
Less: Average goodwill and other intangible assets	2,117,818	1,446,760	1,917,217	1,449,285
Average tangible shareholders’ equity	$4,138,949	$3,348,083	$3,952,519	$3,269,675
Annualized ROATE (non-GAAP)	17.21%	14.64%	13.20%	14.63%
Annualized ROATE, as adjusted (non-GAAP)	17.54%	14.90%	15.77%	14.97%

The efficiency ratio is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$261,639	$174,922	$758,709	$507,028
Less: Loss on extinguishment of debt (pre-tax)	—	—	—	8,406
Less: Amortization of tax credit investments (pre-tax)	3,105	3,079	9,194	8,795
Less: Merger related expenses (pre-tax) (a)	4,707	1,287	63,831	1,287
Less: Litigation reserve (pre-tax) (b)	—	2,100	—	2,100
Total non-interest expense, as adjusted (non-GAAP)	$253,827	$168,456	$685,684	$486,440
Net interest income, as reported (GAAP)	$453,992	$301,026	$1,189,821	$894,600
Total non-interest income, as reported (GAAP)	56,194	42,431	153,997	116,790
Less: Gains on available for sale and held to maturity securities transactions, net (pre-tax) (c)	(33)	(788)	(102)	(557)
Total net interest income and non-interest income, as adjusted (non-GAAP)	$510,153	$342,669	$1,343,716	$1,010,833
Efficiency ratio (non-GAAP)	49.76%	49.16%	51.03%	48.12%

(a)    Included primarily within salary and employee benefits expense, technology, furniture and equipment expense, and professional and legal fees for the nine months ended September 30, 2022.
(b)    Included in professional and legal fees.
(c)    Included in gains (losses) on securities transactions, net.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	September 30, 2022	December 31, 2021
	($ in thousands, except for share data)
Common shares outstanding	506,351,502	421,437,068
Shareholders’ equity	$6,273,829	$5,084,066
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	2,079,731	1,529,394
Tangible common shareholders’ equity	$3,984,407	$3,344,981
Tangible book value per common share (non-GAAP)	$7.87	$7.94
Book value per common share (GAAP)	$11.98	$11.57

Net Interest Income
Net interest income consists of interest income and dividends earned on interest earning assets, less interest expense on interest bearing liabilities, and represents the main source of income for Valley.
Net interest income on a tax equivalent basis totaling $455.3 million for the third quarter 2022 increased $35.7 million as compared to the second quarter 2022 and increased $153.6 million from the third quarter 2021. Interest income on a tax equivalent basis in the third quarter 2022 increased $83.7 million to $538.0 million as compared to the second quarter 2022. The increase was mostly due to higher average loan balances driven by our organic loan growth and increased yields on both new originations and adjustable rate loans in our portfolio. Interest expense of $82.7 million for the third quarter 2022 increased $47.9 million as compared to the second quarter 2022 largely due to higher interest rates on both non-maturity deposits and short-term borrowings, as well as a $1.5 billion increase in average interest bearing liabilities.

Average interest earning assets increased $12.2 billion to $50.5 billion for the third quarter 2022 as compared to the third quarter 2021 primarily due to the acquisitions of Bank Leumi USA and Westchester on April 1, 2022 and December 1, 2021, respectively, as well as strong organic loan growth over the 12-month period ended September 30, 2022. Compared to the second quarter 2022, average interest earning assets increased by $1.6 billion during the third quarter 2022. The increase was primarily driven by a $1.8 billion increase in average loan balances due to organic loan growth mainly in the commercial loan categories, as well as residential mortgage loans.
Average interest bearing liabilities increased $5.9 billion to $31.2 billion for the third quarter 2022 as compared to the third quarter 2021 mainly due to $2.5 billion of interest bearing deposits assumed from Bank Leumi USA, growth in commercial and retail customer deposit balances without stated maturities and brokered deposits, and $727 million of interest bearing deposits assumed from Westchester. As compared to the second quarter 2022, average interest bearing liabilities increased by $1.5 billion in the third quarter 2022 mainly due to growth in our retail and brokered CD portfolios, partially offset by maturities and less use of short-term borrowings as a funding source. The retail growth resulted from successful targeted CD campaigns, while the brokered CD growth resulted from our increased utilization of such deposits as a cost-effective funding alternative. Total average deposits, including non-interest bearing deposits, increased $1.9 billion to $44.8 billion for the third quarter 2022 as compared to the second quarter 2022. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
Our net interest margin on a tax equivalent basis of 3.60 percent for the third quarter 2022 increased by 17 basis points and 45 basis points from 3.43 percent and 3.15 percent for the second quarter 2022 and third quarter 2021, respectively. The yield on average interest earning assets increased by 54 basis points on a linked quarter basis mostly due to the aforementioned higher yields on new and adjustable rate loans in the third quarter 2022 as compared to the second quarter 2022. The yield on average loans increased by 57 basis points to 4.48 percent for the third quarter 2022 as compared to the second quarter 2022 largely due to the higher level of market interest rates. The yields on average taxable and non-taxable investments also increased 9 basis points and 25 basis points, respectively, from the second quarter 2022 largely due to investment maturities and prepayments redeployed into new higher yielding securities, as well as lower premium amortization expense caused by a decline in prepayments on mortgage-backed securities during the third quarter 2022. Our cost of total average deposits increased to 0.59 percent for the third quarter 2022 from 0.19 percent for the second quarter 2022. The overall cost of average interest bearing liabilities also increased 59 basis points to 1.06 percent for the third quarter 2022 as compared to the second quarter 2022. The increased cost of funds was mainly due to higher interest rates on most of our interest bearing deposit products combined with greater utilization of brokered and retail CDs in our funding mix during the third quarter 2022.
The Federal Reserve continued to raise the federal funds rate by 75 basis points after each of their meetings in July, September, and November 2022 resulting in a current target range of 3.75 percent to 4.00 percent. The higher levels of market interest rates will benefit certain interest earning assets on our balance sheet and are likely to provide us the opportunity to reinvest any excess cash, including normal repayments of loans and investments, at higher rates. Funding costs also increased during the third quarter 2022 and the early stages of the fourth quarter 2022, however at this time, we expect a continued benefit to our net interest income from the immediate repricing of certain earning assets and a degree of lag in higher funding costs due to the current market and our ability to manage the balance sheet. While our outlook for our net interest income in the fourth quarter 2022 and beyond is positive, we cannot provide any assurances with respect to the future trajectory of market interest rates or that our net interest margin or income will remain at the levels reported for the third quarter 2022.

The following table reflects the components of net interest income for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2022			June 30, 2022			September 30, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$44,341,894	$496,545	4.48%	$42,517,287	$415,602	3.91%	$32,698,382	$309,778	3.79%
Taxable investments (3)	4,815,181	31,002	2.58	4,912,994	30,610	2.49	3,302,803	15,797	1.91
Tax-exempt investments (1)(3)	635,795	6,501	4.09	684,471	6,571	3.84	429,941	3,302	3.07
Interest bearing deposits with banks	738,372	3,996	2.16	776,478	1,569	0.81	1,901,748	642	0.14
Total interest earning assets	50,531,242	538,044	4.26	48,891,230	454,352	3.72	38,332,874	329,519	3.44
Allowance for credit losses	(486,747)			(428,193)			(346,437)
Cash and due from banks	426,796			426,187			213,452
Other assets	4,499,739			4,362,789			3,314,308
Unrealized gains on securities available for sale, net	(112,724)			(40,591)			29,733
Total assets	$54,858,306			$53,211,422			$41,543,930
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$23,541,694	$50,674	0.86%	$23,027,347	$17,122	0.30%	$18,771,619	$10,605	0.23%
Time deposits	5,192,896	15,174	1.17	3,601,088	3,269	0.36	4,126,253	4,394	0.43
Total interest bearing deposits	28,734,590	65,848	0.92	26,628,435	20,391	0.31	22,897,872	14,999	0.26
Short-term borrowings	1,016,240	5,160	2.03	1,603,198	4,083	1.02	860,474	1,464	0.68
Long-term borrowings (4)	1,477,909	11,728	3.17	1,462,638	10,313	2.82	1,595,814	11,312	2.84
Total interest bearing liabilities	31,228,739	82,736	1.06	29,694,271	34,787	0.47	25,354,160	27,775	0.44
Non-interest bearing deposits	16,035,778			16,267,946			10,701,948
Other liabilities	1,337,022			1,010,220			692,979
Shareholders’ equity	6,256,767			6,238,985			4,794,843
Total liabilities and shareholders’ equity	$54,858,306			$53,211,422			$41,543,930
Net interest income/interest rate spread (5)		$455,308	3.20%		$419,565	3.25%		$301,744	3.00%
Tax equivalent adjustment		(1,316)			(1,405)			(718)
Net interest income, as reported		$453,992			$418,160			$301,026
Net interest margin (6)			3.59%			3.42%			3.14%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.60%			3.43%			3.15%

The following table reflects the components of net interest income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$40,529,794	$1,229,536	4.04%	$32,641,362	$938,323	3.83%
Taxable investments (3)	4,525,323	81,906	2.41%	3,191,930	45,717	1.91
Tax-exempt investments (1)(3)	574,699	16,079	3.73%	480,599	11,621	3.22
Interest bearing deposits with banks	975,601	6,026	0.82%	1,588,656	1,101	0.09
Total interest earning assets	46,605,417	1,333,547	3.82%	37,902,547	996,762	3.51
Allowance for credit losses	(428,078)			(348,011)
Cash and due from banks	378,819			263,910
Other assets	4,078,903			3,290,439
Unrealized gains on securities available for sale, net	(47,051)			35,490
Total assets	$50,588,010			$41,144,375
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$22,374,949	$77,423	0.46%	17,730,438	32,896	0.25%
Time deposits	4,122,169	21,274	0.69	4,853,891	21,766	0.60
Total interest bearing deposits	26,497,118	98,697	0.50	22,584,329	54,662	0.32
Short-term borrowings	1,072,791	10,049	1.25	966,544	4,390	0.61
Long-term borrowings (4)	1,472,344	31,566	2.86	2,037,312	40,595	2.66
Total interest bearing liabilities	29,042,253	140,312	0.64	25,588,185	99,647	0.52
Non-interest bearing deposits	14,679,354			10,147,130
Other liabilities	996,667			690,100
Shareholders’ equity	5,869,736			4,718,960
Total liabilities and shareholders’ equity	$50,588,010			$41,144,375
Net interest income/interest rate spread (5)		$1,193,235	3.18%		$897,115	2.99%
Tax equivalent adjustment		(3,414)			(2,515)
Net interest income, as reported		$1,189,821			$894,600
Net interest margin (6)			3.40%			3.15%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.41%			3.16%
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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2022 Compared to September 30, 2021			Nine Months Ended September 30, 2022 Compared to September 30, 2021
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$123,594	$63,173	$186,767	$236,972	$54,241	$291,213
Taxable investments	8,660	6,546	15,206	22,185	14,004	36,189
Tax-exempt investments*	1,891	1,308	3,199	2,474	1,984	4,458
Interest bearing deposits with banks	(624)	3,978	3,354	(581)	5,506	4,925
Total increase in interest income	133,521	75,005	208,526	261,050	75,735	336,785
Interest Expense:
Savings, NOW and money market deposits	3,323	36,745	40,068	10,350	34,177	44,527
Time deposits	1,392	9,388	10,780	(3,529)	3,037	(492)
Short-term borrowings	309	3,387	3,696	531	5,128	5,659
Long-term borrowings and junior subordinated debentures	(874)	1,290	416	(11,929)	2,900	(9,029)
Total increase (decrease) in interest expense	4,150	50,810	54,960	(4,577)	45,242	40,665
Total increase (decrease) in net interest income	$129,371	$24,195	$153,566	$265,627	$30,493	$296,120

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income
Non-interest income increased $13.8 million and $37.2 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods of 2021. The following table presents the components of non-interest income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Wealth management and trust fees	$9,281	$3,550	$23,989	$10,411
Insurance commissions	3,750	1,610	9,072	5,805
Service charges on deposit accounts	10,338	5,428	26,617	15,614
Gains (losses) on securities transactions, net	323	787	(1,058)	1,263
Fees from loan servicing	3,138	2,894	8,636	8,980
Gains on sales of loans, net	922	6,442	5,510	20,016
Bank owned life insurance	1,681	2,018	5,840	6,824
Other	26,761	19,702	75,391	47,877
Total non-interest income	$56,194	$42,431	$153,997	$116,790

Wealth management and trust fees income increased by $5.7 million and $13.6 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021 mostly due to brokerage fees resulting from the acquisition of Bank Leumi USA and its wholly owned broker dealer subsidiary now legally named Valley Financial Management, Inc. The brokerage fees totaled $3.9 million and $9.3 million for the three and nine months ended September 30, 2022, respectively. The increases in both 2022 periods were also supplemented by additional revenues generated by our advisory firm, Dudley Ventures, LLC, specializing in the investment and management of tax credit investments, which we acquired in October 2021.
Insurance commissions increased $2.1 million and $3.3 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021 mostly due to stronger business volumes generated by the Bank's insurance agency subsidiary.

Service charges on deposit accounts increased by $4.9 million and $11.0 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021 largely related to revenues resulting from deposit accounts acquired from Bank Leumi USA.
Net losses on securities transactions of $1.1 million for the nine months ended September 30, 2022 were mostly due to net trading losses related to our trading municipal bond portfolio.
Net gains on sales of loans for each period are comprised of both gains on sales of residential mortgages and the net change in the mark to market gains and losses on our loans originated for sale and carried at fair value at each reporting period end. Net gains on sales of loans decreased $5.5 million and $14.5 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods of 2021. The third quarter 2022 decrease was mostly due to lower loan sale volumes as we sold approximately $48.4 million of residential mortgage loans compared to $234.6 million during the third quarter 2021. The mark to market change on loans held for sale at fair value resulted in net losses totaling $116 thousand and $403 thousand for the three months ended September 30, 2022 and 2021, respectively, and $3.4 million and $10.4 million for the nine months ended September 30, 2022 and 2021, respectively. Our ability to generate net gains on sales of loans could continue to be challenged by a number of factors, including increases in market interest rates, lower customer demand for conforming loan products and our decision to originate certain residential mortgage loans for investment in our loan portfolio rather than sale. See further discussion of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.
Other non-interest income increased $7.1 million and $27.5 million for the three and nine months ended September 30, 2022 as compared to the same periods in 2021, respectively, partially due to higher fee income from derivative interest rate swaps executed with commercial lending customers caused by a greater volume of transactions and higher foreign exchange fees. Swap fee income totaled $10.7 million and $8.8 million for the three months ended September 30, 2022 and 2021, respectively, and $35.8 million and $22.6 million for the nine months ended September 30, 2022 and 2021, respectively. While we believe our commercial loan swap based product will remain attractive to borrowers in the current interest rate environment, we can provide no assurance that our swap fees will remain at the level reported for the third quarter 2022. Foreign exchange fees totaled $1.5 million and $4.0 million three and nine months ended September 30, 2022, respectively. Foreign exchange fees for the respective reporting periods in 2021 were not material.

Non-Interest Expense
Non-interest expense increased $86.7 million and $251.7 million for the three and nine months ended September 30, 2022 as compared to the same periods in 2021, respectively. The following table presents the components of non-interest expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Salary and employee benefits expense	$134,572	$93,992	$397,103	$273,190
Net occupancy expense	26,486	19,941	70,906	59,171
Technology, furniture and equipment expense	39,365	21,007	115,245	64,956
FDIC insurance assessment	6,500	3,644	16,009	10,294
Amortization of other intangible assets	11,088	5,298	26,925	16,753
Professional and legal fees	17,840	13,492	62,998	27,250
Loss on extinguishment of debt	—	—	—	8,406
Amortization of tax credit investments	3,105	3,079	9,194	8,795
Other	22,683	14,469	60,329	38,213
Total non-interest expense	$261,639	$174,922	$758,709	$507,028
Salary and employee benefits expense increased $40.6 million and $123.9 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods of 2021. The increases in both 2022 periods were primarily due to strategic increases in our headcount to enhance lending and operations (including additions to staff due to the Bank Leumi USA and Westchester acquisitions), and increases in our branch compensation to preserve staffing and service levels, and to keep pace with the increases in wage demand across the industry. In addition, salary and employee benefits expense included approximately $1.3 million and $29.3 million of merger related expenses for the three and nine months ended September 30, 2022, respectively. The merger expenses, primarily consisted of change in control and severance payments, related to Bank Leumi USA during the second quarter 2022.
Net occupancy expense increased $6.5 million and $11.7 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods of 2021 mainly due to higher lease expense, depreciation expense and repair and maintenance costs, as well as $1.5 million of merger related expense for the third quarter 2022.
Technology, furniture and equipment expense increased $18.4 million and $50.3 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods of 2021. The increases are largely driven by higher data processing costs related to the acquisitions of Bank Leumi USA and Westchester and additional investments in technology and equipment, and higher depreciation expense. Within this expense category, merger related costs totaled $1.8 million and $17.1 million for the three and nine months ended September 30, 2022, respectively.
FDIC insurance assessment expense increased $2.9 million and $5.7 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods of 2021 mainly due to the Bank Leumi USA acquisition, as well as our balance sheet organic growth.
Amortization of other intangible assets increased $5.8 million and $10.2 million for the three and nine months ended September 30, 2022, respectively, as compared to the same period of 2021 mostly due to additional core deposit and other intangible assets resulting from the Bank Leumi USA acquisition. See Notes 2 and 9 to the consolidated financial statements for additional information.
Professional and legal fees increased $4.3 million and $35.7 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods of 2021. The increases were primarily due to higher consulting expense mainly related to technology transformation and new product initiatives, and increased managed services. Within this expense category, merger related costs totaled $75 thousand and $11.5 million for the three and nine months ended September 30, 2022, respectively.
Loss on extinguishment of debt totaled $8.4 million for the nine months ended September 30, 2021 reflecting the prepayment of approximately $248 million of long-term FHLB advances during the second quarter 2021.

Other non-interest expense increased $8.2 million and $22.1 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods of 2021. These increases within this expense category mostly related to incrementally higher operating expenses due to the expansion of our operations, including acquisitions of Bank Leumi USA and Westchester. In addition, the 2022 periods included a $2.0 million contribution to the Valley Bank Charitable Fund.
Income Taxes
Income tax expense totaled $68.4 million for the third quarter 2022 as compared to $36.6 million and $42.4 million for the second quarter 2022 and third quarter 2021, respectively. Our effective tax rate was 27.7 percent, 27.5 percent and 25.7 percent for the third quarter 2022, second quarter 2022 and third quarter 2021, respectively. The increase in the effective tax rate in the third quarter 2022 as compared to the third quarter 2021 was partly due to a $3.8 million excess stock compensation benefit recognized in the 2021 period.
U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will range from 27 percent to 29 percent for the remainder of 2022, exclusive of pending potential tax rate increases.
Operating Segments
Prior to the second quarter 2022, Valley operated as four reportable segments: Consumer Lending, Commercial Lending, Investment Management, and Corporate and Other Adjustments. Valley re-evaluated its segment reporting during the second quarter 2022 to consider the Bank Leumi USA acquisition on April 1, 2022 along with other factors, including changes in the internal structure of operations, discrete financial information reviewed by key decision-makers, balance sheet management strategies and personnel. As a result, Valley determined it operated reportable segments consisting of Consumer Lending, Commercial Lending and Treasury and Corporate Other at June 30, 2022. Treasury and Corporate Other was reorganized to consolidate Treasury and other corporate-wide functions, including the Treasury managed investment securities portfolios and overnight interest earning cash balances formerly reported under Investment Management. The discrete financial information related to the activities previously reported in the Investment Management segment is no longer provided to Valley's CEO, who is the chief operating decision maker. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments. There were no additional changes to Valley's reportable segments at September 30, 2022.
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

The following tables present the financial data for Valley's operating segments for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,307,993	$36,033,901	$6,189,348	$50,531,242
Income before income taxes	20,137	255,802	(29,415)	246,524
Annualized return on average interest earning assets (before tax)	0.97%	2.84%	(1.90)%	1.95%

	Three Months Ended September 30, 2021
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,373,897	$25,324,485	$5,634,492	$38,332,874
Income (loss) before income taxes	37,132	141,927	(14,055)	165,004
Annualized return on average interest earning assets (before tax)	2.01%	2.24%	(1.00)%	1.72%

See Note 15 to the consolidated financial statements for additional details.
Consumer Lending
Consumer Lending represented 18.7 percent of our loan portfolio at September 30, 2022, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.5 percent of our loan portfolio at September 30, 2022) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (representing 3.8 percent of total loans at September 30, 2022) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Lending also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, brokerage, insurance and tax credit advisory services.
Average interest earning assets in Consumer Lending increased $934.1 million to $8.3 billion for the three months ended September 30, 2022 as compared to the third quarter 2021. The increase was mostly due to new residential mortgage loan volumes originated for investment rather than sale over the last 12-month period, as well as growth in automobile loans and secured personal lines of credit. Loans acquired from Bank Leumi USA on April 1, 2022 and Westchester on December 1, 2021 did not materially impact this operating segment.
Income before income taxes generated by Consumer Lending decreased $17.0 million to $20.1 million for the third quarter 2022 as compared to the third quarter 2021 largely due to a $11.8 million increase in the provision for loan losses, a $5.6 million increase in the internal transfer expense and higher non-interest expense. The higher internal transfer expense and non-interest expense was mostly driven by general increases related to organic growth in our retail business and the recent bank acquisitions. The increase in the provision for loan losses was mainly due to higher quantitative reserves for residential mortgage loans, loan growth, and qualitative reserve allocations related to Hurricane Ian in this category. The negative impact of these items was partially offset by a $7.8 million increase in non-interest income for the third quarter 2022 as compared to the third quarter 2021 largely due to increases in service charges on deposit accounts and brokerage fees within wealth management and trust fees, partially offset by lower gains on sales of residential mortgage loans. The net interest income also increased by a $3.4 million in the third quarter 2022 as compared to the same quarter in the prior year, mainly driven by higher average loan balances.
The net interest margin on the Consumer Lending portfolio decreased 16 basis points to 2.81 percent for the third quarter 2022 as compared to the third quarter 2021 mainly due to a 37 basis point increase in the costs associated with our funding sources, partially offset by a 21 basis point increase in the yield on average loans. The increase in our funding costs was mainly due to the rising market interest rate environment, additional funding sourced through brokered deposits and FHLB advances for loan growth and a shift in some customer preference to the interest-bearing deposit products from non-interest bearing during the third quarter 2022. The 21 basis point increase in loan yield was largely due to higher yielding new loan volumes and normal repayments of lower yielding loans over the last 12-month period. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
Commercial Lending
Commercial Lending is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Lending is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $8.7 billion and represented 19.2 percent of the total loan portfolio at September 30, 2022. Commercial real estate loans and construction loans totaled $28.1 billion and represented 62.1 percent of the total loan portfolio at September 30, 2022.
Average interest earning assets in this segment increased approximately $10.7 billion to $36.0 billion for the three months ended September 30, 2022 as compared to the third quarter 2021 mostly due to acquired loans from Bank Leumi USA and Westchester and strong new organic loan originations primarily concentrated in the commercial real estate loan portfolio. The increases were partially offset by continued run-off of commercial and industrial PPP loans, which totaled only $85.8 million at September 30, 2022 as compared to $874.0 million at September 30, 2021, due to SBA loan forgiveness.
Income before income taxes for the three months ended September 30, 2022 for Commercial Lending increased $113.9 million to $255.8 million as compared to the third quarter 2021. The increase was mainly driven by increases in both net interest income and non-interest income and lower provision for loan losses, partially offset by an increase in the internal transfer expense. Net interest income for this segment increased $135.6 million to $372.6 million for the third quarter 2022 as compared to the same period in 2021 primarily due to additional income generated on higher average loan balances and loan yield. Non-interest income increased $11.9 million to $23.5 million for the three months ended September 30, 2022 as compared to the third quarter 2021. The increase was mostly due to general increases in service charges on commercial deposit accounts, swap fee income from derivative interest rate swaps executed with commercial loan customers, foreign exchange fees and fee income from commercial letters of credit. The provision for loan losses decreased by $13.5 million as compared to the second quarter 2021. See details in the "Allowance for Credit Losses for Loans" section of this MD&A. Internal transfer expense increased $42.8 million for the third quarter 2022 as compared to the third quarter 2021 due to general increases related to both organic and acquired growth in our business.
The net interest margin for this segment increased 40 basis points to 4.14 percent for the third quarter 2022 as compared to the third quarter 2021 due to a 77 basis point increase in the yield on average loans, partially offset by a 37 basis point increase in the cost of our funding sources.
Treasury and Corporate Other
Treasury and Corporate Other largely consists of the Treasury managed held to maturity and available for sale debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to the Consumer Lending and Commercial Lending segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average earning assets and/or liabilities outstanding for the period. Other items disclosed in this segment include net gains and losses on available for sale and held to maturity securities transactions, interest expense related to subordinated notes, amortization (and impairment) of tax credit investments, as well as other non-core items, including merger expenses.
Average interest earning assets in this segment increased $554.9 million during the three months ended September 30, 2022 mainly due to an increase of $1.5 billion in average taxable investment securities, partially offset by lower average interest bearing deposits with banks. The increase in the average investment securities balance was mainly due to $1.3 billion of investment securities acquired from Bank Leumi USA. Average interest bearing deposits with banks decreased $1.2 billion as compared to the same period in 2021 mainly due to continued funding of loan growth, fluctuations in the timing of loan and investment activity and surge deposits from customers that drove higher levels of excess liquidity in the third quarter 2021.
The pre-tax loss for this segment totaled $29.4 million for the three months ended September 30, 2022 as compared to a $14.1 million for the same period in 2021. The $15.4 million increase in the pre-tax loss during the 2022 period was mainly due to increases in non-interest expense that were partially offset by an increase in internal transfer income. Non-interest expense increased $71.6 million to $205.5 million during the three months ended September 30, 2022 as compared to the same period a year ago largely due to increases in technology, furniture and equipment, and occupancy expense, as well as higher salaries and employee benefit expenses incurred during the third quarter 2022 and our expanded banking operations resulting from the Bank Leumi USA acquisition. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A. The internal transfer income increased by $48.4 million to $140.2 million for the three months ended September 30, 2022 as compared to the same period a year ago mostly due to general increases related to our growth and recent acquisitions.
The net interest margin for this segment increased 88 basis points to 2.01 percent for the for the third quarter 2022 as compared to the third quarter 2021 due to a 125 basis point increase in the yield on average investments, partially offset by a 37 basis point increase in cost of our funding sources. The increase in the yield on average investments as compared to the third quarter 2021 was largely due to investment maturities and prepayments redeployed into new higher yielding securities, as well as lower premium amortization expense caused by a decline in prepayments on mortgage-backed securities during the third quarter 2022.

The following tables present the financial data for Valley's operating segment for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,978,732	$32,551,062	$6,075,623	$46,605,417
Income before income taxes	56,796	519,640	(40,905)	535,531
Annualized return on average interest earning assets (before tax)	0.95%	2.13%	(0.90)%	1.53%

	Nine Months Ended September 30, 2021
	Consumer Lending	Commercial Lending	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,176,086	$25,465,276	$5,261,185	$37,902,547
Income (loss) before income taxes	104,308	411,712	(32,592)	483,428
Annualized return on average interest earning assets (before tax)	1.94%	2.16%	(0.83)%	1.70%

Consumer Lending

Consumer Lending's average interest earning assets increased $802.6 million to $8.0 billion for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was largely due to new residential mortgage loan volumes originated for investment rather than sale over the last 12-month period, as well as growth in automobile loans and secured personal lines of credit.

Income before income taxes generated by Consumer Lending decreased $47.5 million to $56.8 million for the nine months ended September 30, 2022 as compared to the same period in 2021 largely due to a $32.5 million increase in the internal transfer expense coupled with a higher provision for loan losses and higher non-interest expense. The provision for loan losses increased $21.0 million for the nine months ended September 30, 2022 from $6.5 million credit (negative) provision for the same period of 2021. The increase in provision was mainly due to higher reserves related to residential loan growth. See further details in the "Allowance for Credit Losses" section of this MD&A. Net interest income increased $9.5 million primarily due to additional income generated on higher average loan balances. Non-interest income also increased $3.1 million mostly due to increases in wealth management and trust fees and service charges on deposit accounts caused by our recent acquisitions, partially offset by lower net gains on sales of residential mortgage loans for the nine months ended September 30, 2022 as compared to the same period in 2021.

Net interest margin on the Consumer Lending portfolio decreased 15 basis points to 2.89 percent for the nine months ended September 30, 2022 as compared to the same period one year ago mainly due to a 10 basis point decrease in the yield on average loans and a 5 basis point increase in the costs associated with our funding sources. The 10 basis point decrease in loan yield was largely due to lower yielding new loan volumes prior to the second quarter 2022 and normal loan repayments. The increase in our funding costs was mainly due to higher interest rates on most of our interest bearing deposit products, including brokered deposits, a lower mix of non-interest bearing deposits, and higher cost short-term borrowings due to the rising interest rate environment in 2022.
Commercial Lending

Average interest earning assets in Commercial Lending increased $7.1 billion to $32.6 billion for the nine months ended September 30, 2022 as compared to the same period in 2021. This increase was primarily due to strong organic loan growth over the 12-month period ended September 30, 2022, as well as loans acquired from Bank Leumi USA and Westchester.

For the nine months ended September 30, 2022, income before income taxes for Commercial Lending increased $107.9 million to $519.6 million as compared to the same period in 2021 mainly driven by increases net interest income and non-interest income, partially offset by higher internal transfer expense and provision for loan losses. Net interest income increased $248.3 million to $951.9 million for the nine months ended September 30, 2022 as compared to the same period in 2021 mainly due to higher average commercial loan balances and loan yield during the 2022 period. Non-interest income increased $25.7 million for the nine months ended September 30, 2022 as compared to the same period in 2021 mainly due to a $13.2 million increase in fee income related to derivative interest rate swaps executed with commercial loan customers, a $4.0 million increase in foreign exchange fees and higher service charges on commercial deposit accounts. Internal transfer expense increased $158.3 million to $371.2 million for the nine months ended September 30, 2022 as compared to the same period in 2021 largely due to the significant acquired and organic expansion of our operations over the last 12-month period. The provision for credit losses increased $6.8 million to $34.6 million during the nine months ended September 30, 2022 as compared to $27.8 million for the same period in 2021 mainly due to the provision related to non-PCD loans and unfunded credit commitments acquired from Bank Leumi USA on April 1, 2022. See the "Allowance for Credit Losses for Loans" section below for further details.

The net interest margin for this segment increased 22 basis points to 3.90 percent for the nine months ended September 30, 2022 as compared to the same period in 2021 due to a 27 basis point increase in yield on average loans, partially offset by a 5 basis point increase in the cost of our funding sources.

Treasury and Corporate Other
Treasury and Corporate Other's average interest earning assets increased $814.4 million during the nine months ended September 30, 2022 as compared to the same period in 2021. Within the category, a $1.3 billion increase in taxable investment securities was partially offset by a $613.1 million decrease in average interest bearing deposits with banks. The increase in average taxable investment securities was mainly due to $1.3 billion of investment securities acquired from Bank Leumi USA. The lower levels of excess liquidity were mainly due to the strong organic loan growth over the last 12-month period and a reduction in the impact of surge customer deposits as compared to the 2021 period.

The pre-tax loss for this segment totaled $40.9 million for the nine months ended September 30, 2022 as compared to $32.6 million for the same period in 2021. The $8.3 million increase in pre-tax loss was mainly due to an increase in non-interest expense largely offset by higher in internal transfer income and net interest income. Non-interest expense increased $244.1 million to $617.7 million for the nine months ended September 30, 2022 as compared to the same period in 2021 partially due to a $62.6 million increase in merger related expenses, as well as other additional expenses related to our expanded banking operations and organic business growth. However, the comparative 2021 period also included an $8.4 million pre-tax loss on extinguishment of debt. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A. Internal transfer income increased $190.8 million to $463.8 million for the nine months ended September 30, 2022 as compared to the same period in 2021 due to the higher allocation of non-interest expense over the same period.

Treasury and Corporate Other's net interest margin increased 74 basis points to 1.87 percent for the nine months ended September 30, 2022 as compared to the same period in 2021 due to a 79 basis point increase in the yield on average investments, and a 5 basis point increase in cost of our funding sources. The increase in the yield on average investments as compared to the same period in 2021 was largely driven by new higher yielding investments and lower premium amortization expense caused, in part, by slower principal repayments in the rising interest rate environment of 2022.
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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2022. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of September 30, 2022. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2022. Although the size of Valley’s balance sheet is forecasted to remain static as of September 30, 2022 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter 2022. The model also utilizes an immediate parallel shift in market interest rates at September 30, 2022.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$343,087	17.72%
+200	231,412	11.95
+100	117,300	6.06
–100	(109,262)	(5.64)
–200	(233,970)	(12.08)
–300	(378,853)	(19.57)
As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12-month period by 6.06 percent. Management believes the interest rate sensitivity of our balance sheet remains within an acceptable tolerance range at September 30, 2022. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.

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
The Bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal liquidity policy. The current policy maintains that we may not have a ratio of loans to deposits in excess of 110 percent or reliance on wholesale funding greater than 25 percent of total funding. The Bank was in compliance with the foregoing policies at September 30, 2022.
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
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities classified as trading and available for sale, loans held for sale, and from time to time, federal funds sold and receivables related to unsettled securities transactions. Total liquid assets were approximately $2.6 billion, representing 5.2 percent of earning assets at September 30, 2022 and $3.5 billion, representing 8.7 percent of earning assets at December 31, 2021. Of the $2.6 billion of liquid assets at September 30, 2022, approximately $348 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $310 million in principal payments from securities in the total investment portfolio at September 30, 2022 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments from total loans and loans held for sale at September 30, 2022 are projected in accordance with their scheduled contractual terms to be approximately $11.2 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes fully insured brokered deposits and both retail and brokered certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $37.9 billion and $29.4 billion for the nine months ended September 30, 2022 and for the year ended December 31, 2021, respectively, representing 81.4 percent and 78.3 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.
Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well-established relationships with numerous banks. While these lending lines are uncommitted, management believes that the Bank could borrow approximately $2.1 billion from these banks on a collective basis. The Bank is also a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. Additionally, Valley's collateral pledged to the FHLB may be used to obtain Municipal Letters of Credit (MULOC) to collateralize certain municipal deposits held by Valley. At September 30, 2022, Valley had $1.6 billion of MULOCs outstanding for this purpose. Furthermore, we can obtain overnight borrowings from the Federal Reserve Bank of New York via the discount window as a contingency for additional liquidity. At September 30, 2022, our borrowing capacity under the Federal Reserve Bank's discount window was $2.1 billion.
We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings (consisting of FHLB advances, repos, and from time to time, federal funds purchased) increased approximately $263.6 million to $919.3 million at September 30, 2022 as compared to December 31, 2021 mainly due a higher utilization of FHLB advances, partially offset by lower repo balances at September 30, 2022.
Corporation Liquidity
Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our ongoing asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures and subordinated notes. Valley's cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the Bank. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods up to five years, but not beyond the stated maturity dates, and subject to other conditions.

Investment Securities Portfolio

As of September 30, 2022, we had $43.3 million, $1.3 billion, and $3.7 billion in equity, available for sale and held to maturity debt securities, respectively. There were $4.1 million of trading debt securities at September 30, 2022 consisting of investment grade municipal bonds and U.S. Treasury securities. The equity securities consisted of two publicly traded mutual funds, CRA investments and several other equity investments we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities. The available for sale and held to maturity debt securities portfolios, which comprise the majority of the securities we own, include U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds. Among other securities, our available for sale debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers.

We acquired $6.2 million, $505.9 million, and $806.6 million of equity securities, available for sale debt and held to maturity debt securities, respectively, from Bank Leumi USA on April 1, 2022.
Allowance for Credit Losses and Impairment Analysis
Available for sale debt securities. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive loss, net of applicable taxes.
We have evaluated all available for sale debt securities that are in an unrealized loss position as of September 30, 2022 and December 31, 2021 and determined that the declines in fair value were mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, management recognized no impairment charges during the three and nine months ended September 30, 2022 and the year ended December 31, 2021. As a result, there was no allowance for credit losses for available for sale debt securities at September 30, 2022 and December 31, 2021.
Held to maturity debt securities. Valley estimates the expected credit losses on held to maturity debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the held to maturity portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. Held to maturity debt securities were carried net of an allowance for credit losses totaling approximately $1.7 million and $1.2 million at September 30, 2022 and December 31, 2021, respectively. There were no net charge-offs of held to maturity debt securities for the three and nine months ended September 30, 2022 and 2021.
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

The following table presents the held to maturity and available for sale debt securities portfolios by investment grades at September 30, 2022:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA Rated	$1,116,870	$116	$(137,597)	$979,389
AA Rated	152,126	—	(38,172)	113,954
A Rated	10,066	15	(984)	9,097
BBB Rated	84,667	—	(8,132)	76,535
Not rated	101,092	—	(8,213)	92,879
Total	$1,464,821	$131	$(193,098)	$1,271,854
Held to maturity investment grades: *
AAA Rated	$3,290,361	$258	$(498,324)	$2,792,295
AA Rated	252,632	7	(25,167)	227,472
A Rated	9,297	2	(204)	9,095
BBB Rated	6,000	—	(317)	5,683
Non-investment grade	5,517	—	(1,061)	4,456
Not rated	158,213	17	(10,579)	147,651
Total	$3,722,020	$284	$(535,652)	$3,186,652
Allowance for credit losses	1,696	—	—	1,696
Total, net of allowance for credit losses	$3,720,324	$284	$(535,652)	$3,184,956

*	Rated using external rating agencies. Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA and AA rated categories of both the held to maturity and available for sale debt securities portfolios (in the above table) were mainly related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continued to be driven by the rising interest rate environment during the third quarter 2022. The investment securities held to maturity portfolio included $158.2 million of investments not rated by the rating agencies with aggregate unrealized losses of $10.6 million at September 30, 2022 mostly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million and several corporate and other debt securities.
See Note 7 to the consolidated financial statements for additional information regarding our investment securities portfolio.

Loan Portfolio

The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2022	June 30, 2022	December 31, 2021
	($ in thousands)
Loans
Commercial and industrial:
Commercial and industrial	$8,615,557	$8,378,454	$5,411,601
Commercial and industrial PPP loans	85,820	136,004	435,950
Total commercial and industrial *	8,701,377	8,514,458	5,847,551
Commercial real estate:
Commercial real estate	24,493,445	23,535,086	18,935,486
Construction	3,571,818	3,374,373	1,854,580
Total commercial real estate	28,065,263	26,909,459	20,790,066
Residential mortgage	5,177,128	5,005,069	4,545,064
Consumer:
Home equity	467,135	431,455	400,779
Automobile	1,711,086	1,673,482	1,570,036
Other consumer	1,063,775	1,026,854	1,000,161
Total consumer loans	3,241,996	3,131,791	2,970,976
Total loans*	$45,185,764	$43,560,777	$34,153,657
As a percent of total loans:
Commercial and industrial	19.2%	19.5%	17.1%
Commercial real estate	62.1	61.8	60.9
Residential mortgage	11.5	11.5	13.3
Consumer loans	7.2	7.2	8.7
Total	100.0%	100.0%	100.0%

*     Includes net unearned discount and deferred loan fees of $136.5 million, $141.2 million, and $78.5 million at September 30, 2022, June 30, 2022, and December 31, 2021, respectively. The increases from December 31, 2021 were largely due to a $98 million net purchase discount associated with the loans acquired from Bank Leumi USA on April 1, 2022.
Loans increased $1.6 billion to approximately $45.2 billion at September 30, 2022 from June 30, 2022 largely due to solid organic loan originations and slower paydown activity of existing loans. Commercial and industrial, total commercial real estate (including construction) and residential mortgage loans increased 9 percent, 17 percent and 14 percent, respectively, on an annualized basis during the third quarter 2022.
Commercial and industrial loans increased $186.9 million to $8.7 billion at September 30, 2022 as compared to June 30, 2022. Excluding PPP loans, the commercial and industrial loan organic growth totaled $237.1 million during the third quarter 2022 mainly due to solid organic loan volumes largely amongst our pre-existing long-term customer base across most of our primary market areas. In addition, the new loan pipeline was driven by direct calling efforts of our commercial lending team. SBA Paycheck Protection Program (PPP) loans decreased $50.2 million to $85.8 million at September 30, 2022 compared to $136.0 million at June 30, 2022 mainly due to loan forgiveness (repayments).
Commercial real estate loans (excluding construction loans) increased $1.0 billion to $24.5 billion at September 30, 2022 from June 30, 2022 driven by solid organic growth mainly in the non-owner occupied and multifamily loan portfolios. The new loan volumes were generated across most of our geographic footprints. Construction loans increased $197.4 million to $3.6 billion at September 30, 2022 from June 30, 2022 mainly due to a high volume of advances on new, and to a lesser extent, pre-existing construction projects during the third quarter 2022.

Residential mortgage loans increased $172.1 million, or 13.8 percent on an annualized basis, during the third quarter 2022 primarily due to new loan activity in the purchased home market and an increase in such loans originated for investment rather than sale. New and refinanced residential mortgage loan originations totaled $342.9 million for the third quarter 2022 as compared to $540.7 million and $622.1 million for the second quarter 2022 and third quarter 2021, respectively. Florida originations totaled $92.1 million and represented 27 percent of total residential mortgage loan originations in the quarter. Of the total originations in the third quarter 2022, only $36.7 million of residential mortgage loans were originated for sale rather than held for investment as compared to $61.9 million during the second quarter 2022. During the third quarter 2022, we retained approximately 89 percent of the total residential mortgages originations in our held for investment loan portfolio. We sold approximately $48.4 million of residential mortgage loans held for sale during the third quarter 2022. We may continue to retain a higher percentage of new loan volumes during the fourth quarter 2022 due to several factors, including consumer demand and preferences for certain mortgage products and our management of the interest rate risk and the mix of the interest earning assets on our balance sheet. Additionally, the volume of both new and refinanced loan applications have continued to decline in the early stages of the fourth quarter 2022 due to the increase in the level of mortgage interest rates and may challenge our ability to grow this loan category.
Home equity loans increased by $35.7 million to $467.1 million at September 30, 2022 compared to June 30, 2022. However, new home equity loan volumes and customer usage of existing home equity lines of credit continue to be modest and we anticipate growth in this loan category to be challenged by the unfavorable rising interest rate environment.
Automobile loans increased by $37.6 million, or 9.0 percent on an annualized basis, to $1.7 billion at September 30, 2022 as compared to June 30, 2022 as loan originations volumes continued to outpace loan repayments during the third quarter 2022. However, loan originations slowed significantly during the third quarter 2022 as demand for new and used vehicle financing declined due to the higher interest rate environment. We originated $196.6 million in auto loans through our dealership network during the third quarter 2022 as compared to $278.2 million in the second quarter 2022. Of the total originations, our Florida dealership network contributed $33.7 million in auto loan originations, representing approximately 17 percent of new loans, during the third quarter 2022. Despite increased new automobile inventories available to consumers, we anticipate that the impact of inflation on average new vehicle prices coupled with rising interest rates could have a negative impact on our ability to grow this loan category during the fourth quarter 2022.
Other consumer loans increased $36.9 million to $1.1 billion at September 30, 2022 from June 30, 2022.
A large part of our lending is in northern and central New Jersey, New York City, Long Island, and Florida. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.

Despite the moderate decline in new loan originations for the third quarter 2022, we anticipate solid organic commercial and industrial non-PPP and commercial real estate loan growth to continue in the fourth quarter 2022. Based upon current projections, we anticipate a range of 8 to 10 percent annualized loan growth for the fourth quarter 2022. However, there can be no assurance that those positive trends will continue, or balances will not decline from September 30, 2022 due to several factors, including, but not limited to persistently high inflation, the Federal Reserve's rapid monetary policy tightening, and the ongoing negative impact of Russia-Ukraine war on the global economy. In addition, we anticipate that residential mortgage and other consumer loan activity will continue to slow meaningfully in the fourth quarter 2022.

Non-performing Assets
Non-performing assets (NPA) include non-accrual loans, other real estate owned (OREO), and other repossessed assets (which primarily consists of automobiles and taxi medallions) at September 30, 2022. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less estimated cost to sell.
Our NPAs decreased $19.9 million to $294.8 million at September 30, 2022 as compared to June 30, 2022 mostly due to declines in non-accrual commercial and industrial and commercial real estate loans mainly caused by a few large loan repayments, and, to a lesser extent, loan charge-offs during the third quarter 2022. NPAs as a percentage of total loans and NPAs totaled 0.65 percent and 0.72 percent at September 30, 2022 and June 30, 2022, respectively (as shown in the table below). We believe our total NPAs has remained relatively low as a percentage of the total loan portfolio and the level of NPAs is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. During the nine months ended September 30, 2022, our overall credit trends have remained stable, and our business and borrowers continued to demonstrate resilience and growth despite the challenges of the global supply chain issues, high inflation and overall uncertain economy and the ongoing impact of COVID-19. However, management cannot provide assurance that the non-performing assets will not materially increase from the levels reported at September 30, 2022 due to the aforementioned or other factors potentially impacting our lending customers.

The following table sets forth by loan category accruing past due and non-performing assets at the dates indicated in conjunction with our asset quality ratios:

	September 30, 2022	June 30, 2022	March 31, 2021
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$19,526	$7,143	$6,723
Commercial real estate	6,196	10,516	30,807
Construction	—	9,108	1,708
Residential mortgage	13,045	12,326	9,266
Total consumer	6,196	6,009	5,862
Total 30 to 59 days past due	44,963	45,102	54,366
60 to 89 days past due:
Commercial and industrial	2,188	3,870	14,461
Commercial real estate	383	630	6,314
Construction	12,969	3,862	3,125
Residential mortgage	5,947	2,410	2,560
Total consumer	1,174	702	554
Total 60 to 89 days past due	22,661	11,474	27,014
90 or more days past due:
Commercial and industrial	15,072	15,470	9,261
Commercial real estate	15,082	—	—
Residential mortgage	550	1,188	1,746
Total consumer	421	267	400
Total 90 or more days past due	31,125	16,925	11,407
Total accruing past due loans	$98,749	$73,501	$92,787
Non-accrual loans:
Commercial and industrial	$135,187	$148,404	$96,631
Commercial real estate	67,319	85,807	79,180
Construction	61,098	49,780	17,618
Residential mortgage	26,564	25,847	33,275
Total consumer	3,227	3,279	3,754
Total non-accrual loans	293,395	313,117	230,458
Other real estate owned (OREO)	286	422	1,024
Other repossessed assets	1,122	1,200	1,176
Total non-performing assets (NPAs)	$294,803	$314,739	$232,658
Performing troubled debt restructured loans	$69,748	$67,274	$56,538
Total non-accrual loans as a % of loans	0.65%	0.72%	0.65%
Total NPAs as a % of loans and NPAs	0.65	0.72	0.65
Total accruing past due and non-accrual loans as a % of loans	0.87	0.89	0.91
Allowance for loan losses as a % of non-accrual loans	162.15	149.73	157.30
Loans past due 30 to 59 days decreased $139 thousand to $45.0 million at September 30, 2022 as compared to June 30, 2022. Construction loans within this delinquency category decreased $9.1 million due to one loan acquired from Bank Leumi USA included in this category at June 30, 2022 that is reported as 60 to 89 days past due at September 30, 2022. Commercial real estate loans past due 30 to 59 days decreased $4.3 million to $6.2 million at September 30, 2022 as compared to June 30, 2022 mainly due to one loan that became current as to all contractual payments at September 30, 2022. These decreases were largely offset by higher commercial and industrial loans delinquencies mostly driven by matured loans in the process of renewal included in this category at September 30, 2022.
Loans past due 60 to 89 days increased $11.2 million to $22.7 million at September 30, 2022 as compared to June 30, 2022 mainly due to the one aforementioned construction loan that migrated to this delinquency category at September 30, 2022.
Loans past due 90 days or more and still accruing interest increased $14.2 million to $31.1 million at September 30, 2022 as compared to June 30, 2022. The increase was mainly driven by the two commercial real estate loan relationships totaling $9.7 million and $5.4 million, respectively, included in this delinquency category at September 30, 2022. All loans 90 days or more past due and still accruing interest are considered well-secured and in the process of collection.
Non-accrual loans decreased $19.7 million to $293.4 million at September 30, 2022 as compared to $313.1 million at June 30, 2022 mainly due to decreases in non-performing commercial and industrial and commercial real estate loans, partially offset by one construction loan relationship totaling $12.7 million put on non-accrual status at September 30, 2022.
Non-accrual commercial and industrial loans totaled $135.2 million at September 30, 2022 and included non-performing taxi medallion loans totaling $76.3 million. Non-performing taxi medallion loans decreased $4.1 million from $80.4 million at June 30, 2022 mostly due to partial loan charge-offs totaling $3.8 million related to one borrower during the third quarter 2022. The partial loan charge-offs were fully reserved for in our allowance for loan losses at June 30, 2022. At September 30, 2022, the taxi medallion loans (primarily collateralized by New York City medallions) had related reserves of $51.4 million, or 67.3 percent of such loans.
Potential declines in the market valuation of taxi medallions and the stressed operating environment within New York City due to the COVID-19 pandemic or general deterioration in economic conditions could negatively impact the future performance of this portfolio. For example, a 25 percent decline in our current estimated market value of the taxi medallions would require additional allocated reserves of $4.7 million within the allowance for loan losses based upon the taxi medallion loan balances at September 30, 2022. See the "Allowance for Credit Losses for Loans" section below for further details on our reserves.
OREO properties totaled $286 thousand at September 30, 2022 and declined $136 thousand as compared to June 30, 2022. During the third quarter 2022, OREO activity continues to trend downward as sales of owned properties outpaced new foreclosures. The sales of OREO properties resulted in net losses of $69 thousand and $692 thousand for the three and nine months ended September 30, 2022, respectively, and net losses of $67 thousand and net gains of $268 thousand for the three and nine months ended September 30, 2021, respectively. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.9 million and $2.5 million at September 30, 2022 and December 31, 2021, respectively.

TDRs represent loan modifications for customers experiencing financial difficulties where a concession has been granted. Performing TDRs (i.e., TDRs not reported as loans 90 days or more past due and still accruing interest or as non-accrual loans) totaled $69.7 million at September 30, 2022 as compared to $67.3 million at June 30, 2022. Performing TDRs consisted of 87 loans at September 30, 2022. On an aggregate basis, the $69.7 million in performing TDRs at September 30, 2022 had a modified weighted average interest rate of approximately 4.90 percent as compared to a pre-modification weighted average interest rate of 4.32 percent.
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
For the third quarter 2022, we incorporated a probability weighted three-scenario economic forecast, including Moody's Baseline, S-3 and S-4 scenarios. At September 30, 2022, Valley moderately increased its probability weighting to the combined Moody's S-3 downside and S-4 (most adverse) scenarios from the Moody's Baseline scenario as compared with such weighting in the June 30, 2022 ACL analysis. Our scenario weighting at September 30, 2022, as well as the standalone Moody's Baseline scenario, reflects a less optimistic outlook than at June 30, 2022 in terms of GDP growth, unemployment levels and potential near term negative economic impacts, given present uncertain economic conditions.
At September 30, 2022, the Moody's Baseline forecast included the following specific assumptions:
•GDP expansion by about 1.6 percent in the fourth quarter 2022;
•Unemployment of 3.7 percent in the fourth quarter 2022 and 3.9 to 4.1 percent over the remainder of the forecast period ending in the third quarter 2024; and
•U.S. economic growth continues in 2022; however, it is expected to be challenged by a strained supply chain, rising interest rates and elevated inflation that will negatively affect consumer spending.
See more details regarding our allowance for credit losses for loans in Note 8 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in thousands)
Average loans outstanding	$44,341,894	$42,517,287	$32,698,382	$40,529,794	$32,641,362
Allowance for credit losses for loans
Beginning balance	$490,963	$379,252	$353,724	$375,702	$351,354
Allowance for purchased credit deteriorated (PCD) loans (1)	—	70,319	—	70,319	—
Loans charged-off:
Commercial and industrial	(5,033)	(4,540)	(1,248)	(11,144)	(19,283)
Commercial real estate	(4,000)	—	—	(4,173)	(382)
Residential mortgage	—	(1)	—	(27)	(139)
Total consumer	(962)	(726)	(771)	(2,513)	(3,389)
Total charge-offs	(9,995)	(5,267)	(2,019)	(17,857)	(23,193)
Charged-off loans recovered:
Commercial and industrial	13,236	1,952	514	16,012	2,781
Commercial real estate	1,729	224	29	2,060	759
Construction	—	—	—	—	4
Residential mortgage	163	74	228	694	576
Total consumer	477	697	955	2,431	3,359
Total recoveries	15,605	2,947	1,726	21,197	7,479
Net loan recoveries (charge-offs)	5,610	(2,320)	(293)	3,340	(15,714)
Provision charged for credit losses	1,835	43,712	3,496	49,047	21,287
Ending balance	$498,408	$490,963	$356,927	$498,408	$356,927
Components of allowance for credit losses for loans:
Allowance for loan losses	$475,744	$468,819	$342,527	$475,744	$342,527
Allowance for unfunded credit commitments	22,664	22,144	14,400	22,664	14,400
Allowance for credit losses for loans	$498,408	$490,963	$356,927	$498,408	$356,927
Components of provision for credit losses for loans:
Provision for credit losses for loans (2)	$1,315	$38,310	$3,496	$42,883	$17,998
Provision for unfunded credit commitments (2)	520	5,402	—	6,164	3,289
Total provision for credit losses for loans	$1,835	$43,712	$3,496	$49,047	$21,287

Annualized ratio of net (recoveries) charge-offs to average loans outstanding	(0.05)%	0.02%	0.00%	(0.01)%	0.06%

(1)    Represents the allowance for acquired PCD loans, net of PCD loan charge-offs totaling $62.4 million in the second quarter 2022.
(2)    The three months ended June 30, 2022 and nine months ended September 30, 2022 both include $36.3 million and $4.7 million of provision related to non-PCD loans and unfunded credit commitments, respectively, acquired from Bank Leumi USA in the second quarter 2022.

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in thousands)
Net loan recoveries (charge-offs)
Commercial and industrial	$8,203	$(2,588)	$(734)	$4,868	$(16,502)
Commercial real estate	(2,271)	224	29	(2,113)	377
Construction	—	—	—	—	4
Residential mortgage	163	73	228	667	437
Total consumer	(485)	(29)	184	(82)	(30)
Total	$5,610	$(2,320)	$(293)	$3,340	$(15,714)
Average loans outstanding
Commercial and industrial	$8,540,485	$8,304,822	$5,927,149	$7,529,507	$6,572,931
Commercial real estate	24,306,684	23,319,419	17,733,591	22,416,996	17,139,756
Construction	3,186,732	2,925,741	1,663,745	2,604,559	1,752,589
Residential mortgage	5,134,769	4,727,481	4,458,345	4,925,469	4,358,519
Total consumer	3,173,224	3,239,824	2,915,552	3,053,263	2,817,567
Total	$44,341,894	$42,517,287	$32,698,382	$40,529,794	$32,641,362
Net loan (recoveries) charge-offs to average loans outstanding
Commercial and industrial	(0.10)%	0.03%	0.01%	(0.06)%	0.25%
Commercial real estate	0.01	0.00	0.00	0.01	0.00
Construction	0.00	0.00	0.00	0.00	0.00
Residential mortgage	0.00	0.00	(0.01)	(0.01)	(0.01)
Total consumer	0.02	0.00	(0.01)	0.00	0.00
Net recoveries of loan charge-offs totaled $5.6 million for the third quarter 2022 as compared to net loan charge-offs of $2.3 million (excluding $62.4 million of Day 1 PCD loan charge-offs related to the Bank Leumi USA acquisition) for the second quarter 2022 and net loan charge-offs of $293 thousand for the third quarter 2021. The net recoveries of loan charge-offs for the third quarter 2022 were largely driven by two commercial and industrial loan relationships totaling $11.2 million in gross recoveries for the period.
Partial loan charge-offs of taxi medallion loans totaled $3.8 million within the commercial and industrial loan category for the third quarter 2022 as compared to $143 thousand and $1.9 million during the third quarter 2021 and second quarter 2022, respectively. The overall level of loan charge-offs (as presented in the above table) continued to remain very low and trend well within management's expectations for the credit quality of the loan portfolio for the third quarter 2022.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2022		June 30, 2022		September 30, 2021
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$154,051	1.77%	$144,539	1.70%	$103,877	1.84%
Commercial real estate loans:
Commercial real estate	217,124	0.89	227,457	0.97	178,206	0.99
Construction	50,656	1.42	49,770	1.47	21,515	1.19
Total commercial real estate loans	267,780	0.95	277,227	1.03	199,721	1.01
Residential mortgage loans	36,157	0.70	29,889	0.60	24,732	0.57
Consumer loans:
Home equity	4,083	0.87	3,907	0.91	4,110	1.02
Auto and other consumer	13,673	0.49	13,257	0.49	10,087	0.40
Total consumer loans	17,756	0.55	17,164	0.55	14,197	0.49
Allowance for loan losses	475,744	1.05	468,819	1.08	342,527	1.05
Allowance for unfunded credit commitments	22,664		22,144		14,400
Total allowance for credit losses for loans	$498,408		$490,963		$356,927
Allowance for credit losses for loans as a % total loans		1.10%		1.13%		1.09%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 1.10 percent at September 30, 2022 as compared to 1.13 percent and 1.09 percent at June 30, 2022 and September 30, 2021, respectively. During the third quarter 2022, the provision for credit losses for loans totaled $1.8 million as compared to $43.7 million and $3.5 million for the second quarter 2022 and third quarter 2021, respectively. The second quarter 2022 provision was largely elevated due to $41 million of provision related to non-PCD loans and unfunded credit commitments acquired from Bank Leumi USA. Overall, an increased economic forecast reserve component of our CECL model (driven by a more pessimistic outlook incorporated into the updated Moody's scenarios) was largely offset by lower expected quantitative loss experience at September 30, 2022.

As part of our CECL model analysis at September 30, 2022, we closely assessed the expected credit losses in our Florida loan portfolio in the wake of Hurricane Ian. As a result, our management adjustment and allocated reserves related to the hurricane were immaterial at September 30, 2022. We will continue to support our impacted customers as they recover from the storm and diligently monitor our loss assessment for material changes.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2022 and December 31, 2021, shareholders’ equity totaled approximately $6.3 billion and $5.1 billion, which represented 11.2 percent and 11.7 percent of total assets, respectively. During the nine months ended September 30, 2022, total shareholders’ equity increased by approximately $1.2 billion primarily due to:
•additional capital of $1.1 billion issued in the Bank Leumi USA acquisition,
•net income of $391.3 million,
•a $10.6 million increase attributable to the effect of our stock incentive plan, partially offset by

•cash dividends declared on common and preferred stock totaling a combined $168.8 million,
•an other comprehensive loss of $147.6 million, and
•repurchases of $13.5 million of our common stock with these shares held as treasury stock.
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
We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of September 30, 2022 and December 31, 2021, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final interim rule as of April 3, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e. provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and will increase 25 percent per year until fully phased-in on January 1, 2025. As of September 30, 2022, approximately $11.8 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk-based capital ratios by approximately 3 basis points.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at September 30, 2022 and December 31, 2021:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2022
Total Risk-based Capital
Valley	$5,439,636	11.84%	$4,825,155	10.50%	N/A	N/A
Valley National Bank	5,503,746	11.99	4,820,817	10.50	$4,591,254	10.00%
Common Equity Tier 1 Capital
Valley	4,178,402	9.09	3,216,770	7.00	N/A	N/A
Valley National Bank	5,121,353	11.15	3,213,878	7.00	2,984,315	6.50
Tier 1 Risk-based Capital
Valley	4,393,243	9.56	3,906,078	8.50	N/A	N/A
Valley National Bank	5,121,353	11.15	3,902,566	8.50	3,673,004	8.00
Tier 1 Leverage Capital
Valley	4,393,243	8.31	2,114,427	4.00	N/A	N/A
Valley National Bank	5,121,353	9.69	2,114,252	4.00	2,642,815	5.00
As of December 31, 2021
Total Risk-based Capital
Valley	$4,454,485	13.10%	$3,569,144	10.50%	N/A	N/A
Valley National Bank	4,571,448	13.45	3,567,618	10.50	$3,397,732	10.00%
Common Equity Tier 1 Capital
Valley	3,417,930	10.06	2,379,429	7.00	N/A	N/A
Valley National Bank	4,308,734	12.68	2,378,412	7.00	2,208,526	6.50
Tier 1 Risk-based Capital
Valley	3,632,771	10.69	2,889,307	8.50	N/A	N/A
Valley National Bank	4,308,734	12.68	2,888,072	8.50	2,718,185	8.00
Tier 1 Leverage Capital
Valley	3,632,771	8.88	1,635,508	4.00	N/A	N/A
Valley National Bank	4,307,734	10.53	1,636,097	4.00	2,045,121	5.00
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 58.2 percent for the nine months ended September 30, 2022 as compared to 60.7 percent for the year ended December 31, 2021.
Cash dividends declared amounted to $0.33 per common share for each of the nine months ended September 30, 2022 and 2021. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters
For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2021 in the MD&A section - “Liquidity and Cash Requirements” and Notes 12 and 13 to the consolidated financial statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 72 for a discussion of interest rate sensitivity.

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
(b) Changes in internal controls over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2022 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2) (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (3)
July 1, 2022 to July 31, 2022	1,916	$10.49	—	25,000,000
August 1, 2022 to August 31, 2022	7,971	11.69	—	25,000,000
September 1, 2022 to September 30, 2022	1,220	11.62	—	25,000,000
Total	11,107	$11.47	—

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
None.

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
(10.1)
Second Supplemental Indenture, dated as of September 20, 2022, by and between Valley National Bancorp and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 20, 2022).

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
November 8, 2022	Ira Robbins
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
November 8, 2022	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)