Form 10-Q
period 2023-03-31
VALLEY NATIONAL BANCORP
filed 2023-05-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 507,875,088 shares were outstanding as of May 3, 2023.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Cash and due from banks	$444,690	$444,325
Interest bearing deposits with banks	5,260,998	503,622
Investment securities:
Equity securities	50,152	48,731
Trading debt securities	6,855	13,438
Available for sale debt securities	1,259,236	1,261,397
Held to maturity debt securities (net of allowance for credit losses of $1,633 at March 31, 2023 and $1,646 at December 31, 2022)	3,845,579	3,827,338
Total investment securities	5,161,822	5,150,904
Loans held for sale, at fair value	17,218	18,118
Loans	48,659,966	46,917,200
Less: Allowance for loan losses	(436,898)	(458,655)
Net loans	48,223,068	46,458,545
Premises and equipment, net	365,313	358,556
Lease right of use assets	302,740	306,352
Bank owned life insurance	717,339	717,177
Accrued interest receivable	223,608	196,606
Goodwill	1,868,936	1,868,936
Other intangible assets, net	187,171	197,456
Other assets	1,536,670	1,242,152
Total Assets	$64,309,573	$57,462,749
Liabilities
Deposits:
Non-interest bearing	$13,576,116	$14,463,645
Interest bearing:
Savings, NOW and money market	22,903,424	23,616,812
Time	11,111,376	9,556,457
Total deposits	47,590,916	47,636,914
Short-term borrowings	6,413,056	138,729
Long-term borrowings	2,197,656	1,543,058
Junior subordinated debentures issued to capital trusts	56,847	56,760
Lease liabilities	355,020	358,884
Accrued expenses and other liabilities	1,184,497	1,327,602
Total Liabilities	57,797,992	51,061,947
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at March 31, 2023 and December 31, 2022)	111,590	111,590
Series B (4,000,000 shares issued at March 31, 2023 and December 31, 2022)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 507,896,910 shares at March 31, 2023 and December 31, 2022)	178,186	178,185
Surplus	4,967,662	4,980,231
Retained earnings	1,300,980	1,218,445
Accumulated other comprehensive loss	(143,647)	(164,002)
Treasury stock, at cost (134,552 common shares at March 31, 2023 and 1,522,432 common shares at December 31, 2022)	(1,291)	(21,748)
Total Shareholders’ Equity	6,511,581	6,400,802
Total Liabilities and Shareholders’ Equity	$64,309,573	$57,462,749
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for per share data)

	Three Months Ended March 31,
	2023	2022
Interest Income
Interest and fees on loans	$655,226	$317,365
Interest and dividends on investment securities:
Taxable	32,289	18,439
Tax-exempt	5,325	2,517
Dividends	5,185	1,676
Interest on federal funds sold and other short-term investments	22,205	461
Total interest income	720,230	340,458
Interest Expense
Interest on deposits:
Savings, NOW and money market	150,766	9,627
Time	80,298	2,831
Interest on short-term borrowings	33,948	806
Interest on long-term borrowings and junior subordinated debentures	19,198	9,525
Total interest expense	284,210	22,789
Net Interest Income	436,020	317,669
Provision for credit losses for available for sale and held to maturity securities	4,987	57
Provision for credit losses for loans	9,450	3,500
Net Interest Income After Provision for Credit Losses	421,583	314,112
Non-Interest Income
Wealth management and trust fees	9,587	5,131
Insurance commissions	2,420	1,859
Capital markets	10,892	14,360
Service charges on deposit accounts	10,476	6,212
Gains (losses) on securities transactions, net	378	(1,072)
Fees from loan servicing	2,671	2,781
Gains on sales of loans, net	489	986
Bank owned life insurance	2,584	2,046
Other	14,802	6,967
Total non-interest income	54,299	39,270
Non-Interest Expense
Salary and employee benefits expense	144,986	107,733
Net occupancy expense	23,256	21,991
Technology, furniture and equipment expense	36,508	26,015
FDIC insurance assessment	9,155	4,158
Amortization of other intangible assets	10,519	4,437
Professional and legal fees	16,814	14,749
Amortization of tax credit investments	4,253	2,896
Other	26,675	15,361
Total non-interest expense	272,166	197,340
Income Before Income Taxes	203,716	156,042
Income tax expense	57,165	39,314
Net Income	146,551	116,728
Dividends on preferred stock	3,874	3,172
Net Income Available to Common Shareholders	$142,677	$113,556

Earnings Per Common Share:
Basic	$0.28	$0.27
Diluted	0.28	0.27
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$146,551	$116,728
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale securities
Net gains (losses) arising during the period	17,170	(38,892)
Less reclassification adjustment for net gains included in net income	—	(10)
Total	17,170	(38,902)
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains on derivatives arising during the period	2,798	218
Less reclassification adjustment for net losses included in net income	379	386
Total	3,177	604
Defined benefit pension and postretirement benefit plans
Amortization of actuarial net loss	8	132
Total other comprehensive income (loss)	20,355	(38,166)
Total comprehensive income	$166,906	$78,562
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2023

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2022	$209,691	506,374	$178,185	$4,980,231	$1,218,445	$(164,002)	$(21,748)	$6,400,802
Adjustment due to the adoption of ASU 2022-02	—	—	—	—	990	—	—	990
Balance - January 1, 2023	209,691	506,374	178,185	4,980,231	1,219,435	(164,002)	(21,748)	6,401,792
Net income	—	—	—	—	146,551	—	—	146,551
Other comprehensive income, net of tax	—	—	—	—	—	20,355	—	20,355
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,077)	—	—	(2,077)
Common stock, $0.11 per share	—	—	—	—	(56,488)	—	—	(56,488)
Effect of stock incentive plan, net	—	1,061	1	(12,569)	(3,994)	—	16,057	(505)
Common stock issued	—	327	—	—	(650)	—	4,400	3,750
Balance - March 31, 2023	$209,691	507,762	$178,186	$4,967,662	$1,300,980	$(143,647)	$(1,291)	$6,511,581

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited) (continued)

For the Three Months Ended March 31, 2022

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2021	$209,691	421,437	$148,482	$3,883,035	$883,645	$(17,932)	$(22,855)	$5,084,066
Net income	—	—	—	—	116,728	—	—	116,728
Other comprehensive loss, net of tax	—	—	—	—	—	(38,166)	—	(38,166)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(46,803)	—	—	(46,803)
Effect of stock incentive plan, net	—	972	—	(10,799)	(5,173)	—	13,220	(2,752)
Purchase of treasury stock	—	(1,015)	—	—	—	—	(13,517)	(13,517)
Balance - March 31, 2022	$209,691	421,394	$148,482	$3,872,236	$945,225	$(56,098)	$(23,152)	$5,096,384

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$146,551	$116,728
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,515	7,486
Stock-based compensation	8,093	7,263
Provision for credit losses	14,437	3,557
Net amortization of premiums and accretion of discounts on securities and borrowings	(397)	7,487
Amortization of other intangible assets	10,519	4,437
Losses on available for sale and held to maturity debt securities, net	24	9
Proceeds from sales of loans held for sale	27,743	204,628
Gains on sales of loans, net	(489)	(986)
Originations of loans held for sale	(26,588)	(144,485)
(Gains) losses on sales of assets, net	(125)	64
Net change in:
Fair value of borrowings hedged by derivative transactions	4,219	(14,696)
Trading debt securities	6,583	26,391
Lease right of use assets	3,600	766
Cash surrender value of bank owned life insurance	(2,584)	(2,046)
Accrued interest receivable	(27,002)	(5,785)
Other assets	(298,076)	20,156
Accrued expenses and other liabilities	(147,705)	265,029
Net cash (used in) provided by operating activities	(269,682)	496,003
Cash flows from investing activities:
Net loan originations and purchases	(1,774,024)	(1,210,754)
Equity securities:
Purchases	(1,594)	(662)
Sales	409	848
Held to maturity debt securities:
Purchases	(79,961)	(545,462)
Maturities, calls and principal repayments	61,213	136,024
Available for sale debt securities:
Purchases	—	(15,000)
Maturities, calls and principal repayments	22,264	73,008
Death benefit proceeds from bank owned life insurance	2,773	2,369
Proceeds from sales of real estate property and equipment	125	5,692
Purchases of real estate property and equipment	(18,263)	(22,749)
Cash distribution from tax credit investments	2,500	—
Cash and cash equivalent acquired in acquisitions, net	—	(8,607)
Net cash used in investing activities	(1,784,558)	(1,585,293)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)
	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Net change in deposits	$(45,998)	$14,924
Net change in short-term borrowings	6,274,327	(171,545)
Proceeds from issuance of long-term borrowings, net	1,000,000	—
Repayments of long-term borrowings	(350,000)	—
Cash dividends paid to preferred shareholders	(3,874)	(3,172)
Cash dividends paid to common shareholders	(57,612)	(46,205)
Purchase of common shares to treasury	(8,599)	(23,627)
Common stock issued, net	3,750	95
Other, net	(13)	(180)
Net cash provided by (used in) financing activities	6,811,981	(229,710)
Net change in cash and cash equivalents	4,757,741	(1,319,000)
Cash and cash equivalents at beginning of year	947,947	2,049,920
Cash and cash equivalents at end of period	$5,705,688	$730,920

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$244,246	$19,682
Federal and state income taxes	8,782	6,842
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$903	$—
Lease right of use assets obtained in exchange for operating lease liabilities	7,461	6,836
Non-cash net assets acquired	—	8,607

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements of Valley National Bancorp, a New Jersey Corporation (Valley) include the accounts of Valley National Bank (the Bank) and all other entities in which Valley has a controlling financial interest. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. Certain prior period amounts have been reclassified to conform to the current presentation.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at March 31, 2023 and for all periods presented have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2022.
Significant Estimates. In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that require application of management’s most difficult, subjective or complex judgment and are particularly susceptible to change include: the allowance for credit losses, the evaluation of goodwill and other intangible assets for impairment and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates. Actual results may differ from those estimates. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
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
Merger expenses, primarily consisting of salary and employee benefit expense, totaled $4.1 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively.

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
There were no changes to the fair value estimates during the three months ended March 31, 2023.

Dudley Ventures. On October 8, 2021, Valley acquired certain subsidiaries of Dudley Ventures, an advisory firm specializing in the investment and management of tax credits. The transaction price included $11.3 million of cash at the closing date and fixed future stock consideration totaling $3.75 million, which resulted in the issuance of 327,083 shares of Valley common stock to the former principals of Dudley Ventures in February 2023.

Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except for share and per share data)
Net income available to common shareholders	$142,677	$113,556
Basic weighted average number of common shares outstanding	507,111,295	421,573,843
Plus: Common stock equivalents	2,545,135	1,932,707
Diluted weighted average number of common shares outstanding	509,656,430	423,506,550
Earnings per common share:
Basic	$0.28	$0.27
Diluted	0.28	0.27
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price per share of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with restricted stock units. Potential anti-dilutive weighted common shares totaled approximately 1.6 million and 113 thousand for the three months ended March 31, 2023 and 2022, respectively.

Note 4. Accumulated Other Comprehensive Loss
The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2023:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
Balance at December 31, 2022	$(127,818)	$2,233	$(38,417)	$(164,002)
Other comprehensive gain before reclassification	17,170	2,798	—	19,968
Amounts reclassified from other comprehensive income	—	379	8	387
Other comprehensive income, net	17,170	3,177	8	20,355
Balance at March 31, 2023	$(110,648)	$5,410	$(38,409)	$(143,647)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three months ended March 31, 2023 and 2022:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Components of Accumulated Other Comprehensive Loss	2023	2022	Income Statement Line Item
	(in thousands)
Unrealized gains on AFS securities before tax	$—	$14	Gains (losses) on securities transactions, net
Tax effect	—	(4)
Total net of tax	—	10
Unrealized losses on derivatives (cash flow hedges) before tax	(531)	(542)	Interest expense
Tax effect	152	156
Total net of tax	(379)	(386)
Defined benefit pension and postretirement benefit plans:
Amortization of actuarial net loss	(11)	(183)	*
Tax effect	3	51
Total net of tax	(8)	(132)
Total reclassifications, net of tax	$(387)	$(508)

*	Amortization of actuarial net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.
Note 5. New Authoritative Accounting Guidance
New Accounting Guidance Adopted in 2023
Accounting Standards Update (ASU) No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging –Portfolio Layer Method” expands and clarifies the current guidance on accounting for fair value hedge basis adjustments under the portfolio layer method for both single-layer and multiple-layer hedges. This method allows entities to designate multiple hedging relationships with a single closed portfolio, and therefore a larger portion of the interest rate risk associated with such a portfolio is eligible to be hedged. ASU No. 2022-01 also clarifies that no assets may be added to a closed portfolio once it is designated in a portfolio layer method hedge. Valley adopted ASU No. 2022-01 on January 1, 2023 and the guidance did not have a significant impact on Valley's consolidated financial statements.
ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” eliminates the troubled debt restructuring (TDR) accounting model for creditors, such as Valley, that have adopted Topic 326, “Financial Instruments – Credit Losses.” ASU No. 2022-02 requires all loan modifications to be accounted for under the general loan modification guidance in Subtopic 310-20. On a prospective basis, entities are subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Public business entities within the scope of the Topic 326 vintage disclosure requirements are also required to prospectively disclose current-period gross write-off information by vintage. Entities can elect to adopt the guidance on TDRs using either a prospective or modified retrospective transition method. Valley adopted ASU No. 2022-02 on January 1, 2023 and elected to apply the modified retrospective transition method. The adoption of ASU No. 2022-02 resulted in a $1.4 million decrease in the allowance for loan losses, and a $990 thousand increase to retained earnings, net of taxes. See Note 8 for required disclosures.
New Accounting Guidance Issued in 2023
ASU No. 2023-02, Investments –“Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” is intended to improve the accounting and disclosures for investments in certain tax credit structures. ASU No. 2023-02 allows the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. ASU No. 2023-02 will be effective on January 1, 2024 and it can be early adopted in any interim period. The new guidance can also be applied either on a modified retrospective or a retrospective basis, with any adjustments resulting from adoption recognized in earnings on the date of adoption. Valley is currently evaluating the impact of ASU No. 2023-02, but it is not expected to have a significant impact on Valley's consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2023 and December 31, 2022. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	March 31, 2023	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,635	$23,635	$—	$—
Equity securities at net asset value (NAV)	10,175	—	—	—
Trading debt securities	6,855	3,477	3,378	—
Available for sale debt securities:
U.S. Treasury securities	286,745	286,745	—	—
U.S. government agency securities	26,352	—	26,352	—
Obligations of states and political subdivisions	152,775	—	152,775	—
Residential mortgage-backed securities	619,776	—	619,776	—
Corporate and other debt securities	173,588	—	173,588	—
Total available for sale debt securities	1,259,236	286,745	972,491	—
Loans held for sale (1)	17,218	—	17,218	—
Other assets (2)	446,749	—	446,749	—
Total assets	$1,763,868	$313,857	$1,439,836	$—
Liabilities
Other liabilities (2)	$494,552	$—	$494,552	$—
Total liabilities	$494,552	$—	$494,552	$—
Non-recurring fair value measurements:
Collateral dependent loans	$81,267	$—	$—	$81,267
Foreclosed assets	1,752	—	—	1,752
Total	$83,019	$—	$—	$83,019

		Fair Value Measurements at Reporting Date Using:
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,494	$23,494	$—	$—
Equity securities at net asset value (NAV)	10,099	—	—	—
Trading debt securities	13,438	3,282	10,156	—
Available for sale debt securities:
U.S. Treasury securities	279,498	279,498	—	—
U.S. government agency securities	26,964	—	26,964	—
Obligations of states and political subdivisions	146,811	—	146,811	—
Residential mortgage-backed securities	629,818	—	629,818	—
Corporate and other debt securities	178,306	—	178,306	—
Total available for sale debt securities	1,261,397	279,498	981,899	—
Loans held for sale (1)	18,118	—	18,118	—
Other assets (2)	467,127	—	467,127	—
Total assets	$1,793,673	$306,274	$1,477,300	$—
Liabilities
Other liabilities (2)	$607,237	$—	$607,237	$—
Total liabilities	$607,237	$—	$607,237	$—
Non-recurring fair value measurements:
Collateral dependent loans	$92,923	$—	$—	$92,923
Foreclosed assets	1,937	—	—	1,937
Total	$94,860	$—	$—	$94,860

(1)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $17.1 million and $17.9 million at March 31, 2023 and December 31, 2022, respectively.
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
Equity securities. The fair value of equity securities consists of a publicly traded mutual fund, a Community Reinvestment Act (CRA) investment fund and an investment related to the development of new financial technologies that are carried at quoted prices in active markets.

Equity securities at NAV. Valley also has privately held CRA funds at fair value measured at NAV using the most recently available financial information from the investee. Investments measured at NAV (or its equivalent) as a practical expedient are excluded from fair value hierarchy levels in the tables above.
Trading debt securities. The fair value of trading debt securities, consisting of U.S. Treasury securities and municipal bonds are reported at fair value utilizing Level 1 and Level 2 inputs, respectively. The prices for municipal bonds investments are derived from market quotations and matrix pricing obtained through an independent pricing service. Management reviews the data and assumptions used in pricing the securities by its third-party provider to ensure the highest level of significant inputs are derived from market observable data.
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
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2023 and December 31, 2022 based on the short duration these assets were held, and the credit quality of these loans.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the LIBOR, Overnight Index Swap and Secured Overnight Financing Rate (SOFR) curves for all cleared derivatives. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2023 and December 31, 2022), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2023 and December 31, 2022.
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
Collateral dependent loans. Collateral dependent loans are loans when foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At March 31, 2023, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. At March 31, 2023, collateral dependent loans with a total amortized cost of $140.1 million, including our taxi medallion loan portfolio, were reduced by specific allowance for loan losses allocations totaling $58.8 million to a reported total net carrying amount of $81.3 million.
Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, an asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no adjustments to the appraisals of foreclosed assets at March 31, 2023 and December 31, 2022.
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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2023 and December 31, 2022 were as follows:

	Fair Value Hierarchy	March 31, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$444,690	$444,690	$444,325	$444,325
Interest bearing deposits with banks	Level 1	5,260,998	5,260,998	503,622	503,622
Equity securities (1)	Level 3	16,342	16,342	15,138	15,138
Held to maturity debt securities:
U.S. Treasury securities	Level 1	66,747	66,182	66,911	65,889
U.S. government agency securities	Level 2	300,614	255,640	260,392	212,712
Obligations of states and political subdivisions	Level 2	473,597	452,919	480,298	453,195
Residential mortgage-backed securities	Level 2	2,893,505	2,525,568	2,909,106	2,495,797
Trust preferred securities	Level 2	37,048	29,992	37,043	31,106
Corporate and other debt securities	Level 2	75,701	70,183	75,234	70,771
Total held to maturity debt securities (2)		3,847,212	3,400,484	3,828,984	3,329,470
Net loans	Level 3	48,223,068	47,389,743	46,458,545	44,910,049
Accrued interest receivable	Level 1	223,608	223,608	196,606	196,606
Federal Reserve Bank and Federal Home Loan Bank stock (3)	Level 2	547,686	547,686	238,056	238,056
Financial liabilities
Deposits without stated maturities	Level 1	36,479,540	36,479,540	38,080,457	38,080,457
Deposits with stated maturities	Level 2	11,111,376	11,040,582	9,556,457	9,443,253
Short-term borrowings	Level 1	6,413,056	6,392,459	138,729	138,729
Long-term borrowings	Level 2	2,197,656	2,110,305	1,543,058	1,395,991
Junior subordinated debentures issued to capital trusts	Level 2	56,847	55,042	56,760	50,923
Accrued interest payable (4)	Level 1	85,581	85,581	45,617	45,617

(1)Represents equity securities without a readily determinable fair value measured at cost less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.
Note 7. Investment Securities
Equity Securities
Equity securities totaled $50.2 million and $48.7 million at March 31, 2023 and December 31, 2022, respectively. See Note 6 for further details on equity securities.
Trading Debt Securities
The fair value of trading debt securities totaled $6.9 million and $13.4 million at March 31, 2023 and December 31, 2022, respectively. Net trading gains and losses were included in net gains and losses on securities transactions within non-interest income. We recorded net trading gains of $402 thousand and net trading losses of $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at March 31, 2023 and December 31, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2023
U.S. Treasury securities	$309,524	$—	$(22,779)	$286,745
U.S. government agency securities	28,394	46	(2,088)	26,352
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,649	—	(652)	9,997
Municipal bonds	171,219	—	(28,441)	142,778
Total obligations of states and political subdivisions	181,868	—	(29,093)	152,775
Residential mortgage-backed securities	699,214	60	(79,498)	619,776
Corporate and other debt securities	193,007	—	(19,419)	173,588
Total	$1,412,007	$106	$(152,877)	$1,259,236
December 31, 2022
U.S. Treasury securities	$308,137	$—	$(28,639)	$279,498
U.S. government agency securities	29,494	47	(2,577)	26,964
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,899	—	(493)	10,406
Municipal bonds	171,586	—	(35,181)	136,405
Total obligations of states and political subdivisions	182,485	—	(35,674)	146,811
Residential mortgage-backed securities	719,868	64	(90,114)	629,818
Corporate and other debt securities	197,927	—	(19,621)	178,306
Total	$1,437,911	$111	$(176,625)	$1,261,397

The age of unrealized losses and fair value of the related available for sale debt securities at March 31, 2023 and December 31, 2022 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2023
U.S. Treasury securities	$286,745	$(22,779)	$—	$—	$286,745	$(22,779)
U.S. government agency securities	12,003	(1,238)	11,371	(850)	23,374	(2,088)
Obligations of states and political subdivisions:
Obligations of states and state agencies	2,231	(17)	7,766	(635)	9,997	(652)
Municipal bonds	114,299	(20,463)	28,229	(7,978)	142,528	(28,441)
Total obligations of states and political subdivisions	116,530	(20,480)	35,995	(8,613)	152,525	(29,093)
Residential mortgage-backed securities	34,170	(1,506)	582,739	(77,992)	616,909	(79,498)
Corporate and other debt securities	108,625	(9,446)	64,964	(9,973)	173,589	(19,419)
Total	$558,073	$(55,449)	$695,069	$(97,428)	$1,253,142	$(152,877)
December 31, 2022
U.S. Treasury securities	$279,498	$(28,639)	$—	$—	$279,498	$(28,639)
U.S. government agency securities	22,831	(2,538)	1,116	(39)	23,947	(2,577)
Obligations of states and political subdivisions:
Obligations of states and state agencies	2,943	(54)	7,462	(439)	10,405	(493)
Municipal bonds	112,029	(26,044)	24,127	(9,137)	136,156	(35,181)
Total obligations of states and political subdivisions	114,972	(26,098)	31,589	(9,576)	146,561	(35,674)
Residential mortgage-backed securities	311,836	(27,152)	314,834	(62,962)	626,670	(90,114)
Corporate and other debt securities	144,924	(12,581)	33,382	(7,040)	178,306	(19,621)
Total	$874,061	$(97,008)	$380,921	$(79,617)	$1,254,982	$(176,625)
Within the available for sale debt securities portfolio, the total number of security positions in an unrealized loss position was 715 and 730 at March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the fair value of available for sale debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $870.4 million.
The contractual maturities of available for sale debt securities at March 31, 2023 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2023
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$3,852	$3,834
Due after one year through five years	282,224	270,503
Due after five years through ten years	173,459	154,742
Due after ten years	253,258	210,381
Residential mortgage-backed securities	699,214	619,776
Total	$1,412,007	$1,259,236
Actual maturities of available for sale debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 8.91 years at March 31, 2023.
Impairment Analysis of Available For Sale Debt Securities
Valley's available for sale debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These types of securities may pose a higher risk of future impairment charges by Valley as a result of the changes in market interest rates, unpredictable nature of the U.S. economy and their potential negative effect on the future performance of the security issuers.
Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Based on a comparison of the present value of expected cash flows to the amortized cost, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in a provision for credit losses and full charge-off of the bond totaling $5.0 million during the three months ended March 31, 2023. Valley also evaluated available for sale debt securities that are in an unrealized loss position as of March 31, 2023 included in the table above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. There was no impairment recognized during the three months ended March 31, 2022.
Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $5.1 million and $5.6 million at March 31, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
The following table details the activity in the allowance for credit losses for the three months ended March 31, 2023.

Three Months Ended March 31, 2023
(in thousands)
Beginning balance	$—
Provision for credit losses	5,000
Charge-offs	(5,000)
Ending balance	$—
Valley does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of their amortized cost basis. None of the available for sale debt securities were past due as of March 31, 2023 and there was no allowance for credit losses for available for sale debt securities at March 31, 2023, December 31, 2022 and March 31, 2022.
Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at March 31, 2023 and December 31, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
March 31, 2023
U.S. Treasury securities	$66,747	$—	$(565)	$66,182	$—	$66,747
U.S. government agency securities	300,614	25	(44,999)	255,640	—	300,614
Obligations of states and political subdivisions:
Obligations of states and state agencies	96,693	341	(4,149)	92,885	257	96,436
Municipal bonds	376,904	112	(16,982)	360,034	86	376,818
Total obligations of states and political subdivisions	473,597	453	(21,131)	452,919	343	473,254
Residential mortgage-backed securities	2,893,505	2,752	(370,689)	2,525,568	—	2,893,505
Trust preferred securities	37,048	1	(7,057)	29,992	775	36,273
Corporate and other debt securities	75,701	—	(5,518)	70,183	515	75,186
Total	$3,847,212	$3,231	$(449,959)	$3,400,484	$1,633	$3,845,579
December 31, 2022
U.S. Treasury securities	$66,911	$—	$(1,022)	$65,889	$—	$66,911
U.S. government agency securities	260,392	—	(47,680)	212,712	—	260,392
Obligations of states and political subdivisions:
Obligations of states and state agencies	99,238	305	(3,869)	95,674	252	98,986
Municipal bonds	381,060	76	(23,615)	357,521	41	381,019
Total obligations of states and political subdivisions	480,298	381	(27,484)	453,195	293	480,005
Residential mortgage-backed securities	2,909,106	1,723	(415,032)	2,495,797	—	2,909,106
Trust preferred securities	37,043	1	(5,938)	31,106	888	36,155
Corporate and other debt securities	75,234	—	(4,463)	70,771	465	74,769
Total	$3,828,984	$2,105	$(501,619)	$3,329,470	$1,646	$3,827,338

The age of unrealized losses and fair value of related debt securities held to maturity at March 31, 2023 and December 31, 2022 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2023
U.S. Treasury securities	$66,182	$(565)	$—	$—	$66,182	$(565)
U.S. government agency securities	211,526	(44,773)	2,925	(226)	214,451	(44,999)
Obligations of states and political subdivisions:
Obligations of states and state agencies	20,457	(789)	39,627	(3,360)	60,084	(4,149)
Municipal bonds	226,278	(13,671)	26,411	(3,311)	252,689	(16,982)
Total obligations of states and political subdivisions	246,735	(14,460)	66,038	(6,671)	312,773	(21,131)
Residential mortgage-backed securities	381,802	(33,941)	1,944,360	(336,748)	2,326,162	(370,689)
Trust preferred securities	—	—	28,990	(7,057)	28,990	(7,057)
Corporate and other debt securities	37,579	(2,122)	24,604	(3,396)	62,183	(5,518)
Total	$943,824	$(95,861)	$2,066,917	$(354,098)	$3,010,741	$(449,959)
December 31, 2022
U.S. Treasury securities	$65,889	$(1,022)	$—	$—	$65,889	$(1,022)
U.S. government agency securities	209,863	(47,508)	1,673	(172)	211,536	(47,680)
Obligations of states and political subdivisions:
Obligations of states and state agencies	62,443	(2,020)	18,231	(1,849)	80,674	(3,869)
Municipal bonds	251,970	(20,457)	15,534	(3,158)	267,504	(23,615)
Total obligations of states and political subdivisions	314,413	(22,477)	33,765	(5,007)	348,178	(27,484)
Residential mortgage-backed securities	962,690	(109,532)	1,413,590	(305,500)	2,376,280	(415,032)
Trust preferred securities	—	—	30,105	(5,938)	30,105	(5,938)
Corporate and other debt securities	57,245	(2,989)	13,525	(1,474)	70,770	(4,463)
Total	$1,610,100	$(183,528)	$1,492,658	$(318,091)	$3,102,758	$(501,619)

Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 766 and 802 at March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $2.5 billion.

The contractual maturities of investments in debt securities held to maturity at March 31, 2023 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2023
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$63,872	$63,355
Due after one year through five years	169,205	165,906
Due after five years through ten years	96,385	92,034
Due after ten years	624,245	553,621
Residential mortgage-backed securities	2,893,505	2,525,568
Total	$3,847,212	$3,400,484
Actual maturities of held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 11.67 years at March 31, 2023.

Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities through the use of the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at March 31, 2023 and December 31, 2022.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
March 31, 2023
U.S. Treasury securities	$66,747	$—	$—	$—	$66,747
U.S. government agency securities	300,614	—	—	—	300,614
Obligations of states and political subdivisions:
Obligations of states and state agencies	73,278	—	5,437	17,978	96,693
Municipal bonds	328,202	—	—	48,702	376,904
Total obligations of states and political subdivisions	401,480	—	5,437	66,680	473,597
Residential mortgage-backed securities	2,893,505	—	—	—	2,893,505
Trust preferred securities	—	—	—	37,048	37,048
Corporate and other debt securities	—	6,000	—	69,701	75,701
Total	$3,662,346	$6,000	$5,437	$173,429	$3,847,212
December 31, 2022
U.S. Treasury securities	$66,911	$—	$—	$—	$66,911
U.S. government agency securities	260,392	—	—	—	260,392
Obligations of states and political subdivisions:
Obligations of states and state agencies	74,943	—	5,497	18,798	99,238
Municipal bonds	333,488	—	—	47,572	381,060
Total obligations of states and political subdivisions	408,431	—	5,497	66,370	480,298
Residential mortgage-backed securities	2,909,106	—	—	—	2,909,106
Trust preferred securities	—	—	—	37,043	37,043
Corporate and other debt securities	2,000	6,000	—	67,234	75,234
Total	$3,646,840	$6,000	$5,497	$170,647	$3,828,984
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At March 31, 2023, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the "non-rated" category included tax exempt mortgage securities (TEMS) secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate and other debt securities in the non-rated category mostly consist of high quality foreign issued bonds.
Allowance for Credit Losses for Held to Maturity Debt Securities
Valley has a zero-loss expectation for certain securities within the held to maturity portfolio, and therefore it is not required to estimate an allowance for credit losses related to these securities under the CECL standard. After an evaluation of qualitative factors, Valley identified the following securities types which it believes qualify for this exclusion: U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and TEMS collateralized municipal bonds.
Accrued interest on investments, which is excluded from the amortized cost of held to maturity debt securities, totaled $12.7 million and $13.5 million at March 31, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. Held to maturity debt securities are carried net of an allowance for credit losses.
The following table details the activity in the allowance for credit losses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Beginning balance	$1,646	$1,165
(Credit) provision for credit losses	(13)	57
Ending balance	$1,633	$1,222
There were no sales of available for sale and held to maturity debt securities debt securities during the three months ended March 31, 2023 and 2022, respectively.
Note 8. Loans and Allowance for Credit Losses for Loans
The detail of the loan portfolio as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Loans:
Commercial and industrial	$9,043,946	$8,804,830
Commercial real estate:
Commercial real estate	27,051,111	25,732,033
Construction	3,725,967	3,700,835
Total commercial real estate loans	30,777,078	29,432,868
Residential mortgage	5,486,280	5,364,550
Consumer:
Home equity	516,592	503,884
Automobile	1,717,141	1,746,225
Other consumer	1,118,929	1,064,843
Total consumer loans	3,352,662	3,314,952
Total loans	$48,659,966	$46,917,200
Total loans include net unearned discounts and deferred loan fees of $125.4 million and $120.5 million at March 31, 2023 and December 31, 2022, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $192.6 million and $175.9 million at March 31, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
There were no sales of loans from the held for investment portfolio during the three months ended March 31, 2023 and 2022.

Credit Risk Management
For all of its loan types, Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk appetite. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board of Directors annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by the Credit Committee. A reporting system supplements the management review process by providing management with frequent reports concerning loan production, loan quality, internal loan classification, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by Valley to manage its risk across business sectors and through cyclical economic circumstances. Additionally, Valley does not accept crypto assets as loan collateral for any of its loan portfolio classes. See Valley’s Annual Report on Form 10-K for the year ended December 31, 2022 for further details.
Credit Quality
The following table presents past due, current and non-accrual loans without an allowance for loan losses by loan portfolio class at March 31, 2023 and December 31, 2022:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
March 31, 2023
Commercial and industrial	$20,716	$24,118	$8,927	$78,606	$132,367	$8,911,579	$9,043,946	$6,675
Commercial real estate:
Commercial real estate	13,580	—	—	67,938	81,518	26,969,593	27,051,111	66,587
Construction	—	—	6,450	68,649	75,099	3,650,868	3,725,967	15,791
Total commercial real estate loans	13,580	—	6,450	136,587	156,617	30,620,461	30,777,078	82,378
Residential mortgage	12,599	2,133	1,668	23,483	39,883	5,446,397	5,486,280	18,694
Consumer loans:
Home equity	412	287	48	2,965	3,712	512,880	516,592	—
Automobile	4,598	502	282	262	5,644	1,711,497	1,717,141	—
Other consumer	2,835	730	417	91	4,073	1,114,856	1,118,929	—
Total consumer loans	7,845	1,519	747	3,318	13,429	3,339,233	3,352,662	—
Total	$54,740	$27,770	$17,792	$241,994	$342,296	$48,317,670	$48,659,966	$107,747

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2022
Commercial and industrial	$11,664	$12,705	$18,392	$98,881	$141,642	$8,663,188	$8,804,830	$5,659
Commercial real estate:
Commercial real estate	6,638	3,167	2,292	68,316	80,413	25,651,620	25,732,033	66,066
Construction	—	—	3,990	74,230	78,220	3,622,615	3,700,835	16,120
Total commercial real estate loans	6,638	3,167	6,282	142,546	158,633	29,274,235	29,432,868	82,186
Residential mortgage	16,146	3,315	1,866	25,160	46,487	5,318,063	5,364,550	14,224
Consumer loans:
Home equity	955	254	—	2,810	4,019	499,865	503,884	117
Automobile	5,974	630	1	271	6,876	1,739,349	1,746,225	—
Other consumer	2,158	695	46	93	2,992	1,061,851	1,064,843	—
Total consumer loans	9,087	1,579	47	3,174	13,887	3,301,065	3,314,952	117
Total	$43,535	$20,766	$26,587	$269,761	$360,649	$46,556,551	$46,917,200	$102,186

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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at March 31, 2023 and December 31, 2022, as well as the gross loan charge-offs by year of origination for the three months ended March 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$435,733	$1,418,804	$1,021,874	$549,408	$304,137	$628,117	$4,450,850	$130	$8,809,053
Special Mention	1,573	27,386	2,591	19,260	3,658	7,443	61,455	7	123,373
Substandard	10	517	2,832	2,617	1,203	6,904	25,847	—	39,930
Doubtful	—	777	1,552	—	2,683	63,707	2,871	—	71,590
Total commercial and industrial	$437,316	$1,447,484	$1,028,849	$571,285	$311,681	$706,171	$4,541,023	$137	$9,043,946
Commercial real estate
Risk Rating:
Pass	$1,607,961	$6,740,087	$5,201,027	$3,287,689	$2,520,271	$6,316,475	$490,136	$3,407	$26,167,053
Special Mention	26,512	55,889	46,317	63,647	71,474	251,353	6,720	—	521,912
Substandard	—	33,613	35,924	30,090	34,765	219,838	7,916	—	362,146
Total commercial real estate	$1,634,473	$6,829,589	$5,283,268	$3,381,426	$2,626,510	$6,787,666	$504,772	$3,407	$27,051,111
Construction
Risk Rating:
Pass	$120,282	$928,489	$415,212	$70,371	$15,502	$36,863	$2,079,911	$—	$3,666,630
Substandard	—	13	12,290	—	964	17,600	7,351	—	38,218
Doubtful	447	8,341	670	11,661	—	—	—	—	21,119
Total construction	$120,729	$936,843	$428,172	$82,032	$16,466	$54,463	$2,087,262	$—	$3,725,967
Gross loan charge-offs	$—	$6,035	$20,286	$123	$72	$1,636	$3,593	$—	$31,745

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,600,747	$1,089,386	$590,406	$322,564	$250,031	$386,085	$4,307,163	$144	$8,546,526
Special Mention	31,557	3,367	19,492	4,732	4,369	3,558	51,021	7	118,103
Substandard	288	1,734	4,121	1,412	4,256	4,879	31,698	—	48,388
Doubtful	886	20,844	—	2,692	—	64,158	3,233	—	91,813
Total commercial and industrial	$1,633,478	$1,115,331	$614,019	$331,400	$258,656	$458,680	$4,393,115	$151	$8,804,830
Commercial real estate
Risk Rating:
Pass	$6,815,115	$5,168,127	$3,246,885	$2,672,223	$1,536,327	$5,027,128	$452,461	$3,504	$24,921,770
Special Mention	93,286	48,007	60,169	45,447	62,111	125,414	8,188	—	442,622
Substandard	15,088	34,475	32,630	34,622	59,337	183,341	7,986	—	367,479
Doubtful	—	—	—	—	—	162	—	—	162
Total commercial real estate	$6,923,489	$5,250,609	$3,339,684	$2,752,292	$1,657,775	$5,336,045	$468,635	$3,504	$25,732,033
Construction
Risk Rating:
Pass	$942,380	$512,046	$61,131	$22,845	$8,676	$20,599	$2,040,866	$—	$3,608,543
Special Mention	—	—	—	—	—	—	14,268	—	14,268
Substandard	12,969	12,601	—	974	—	17,599	20,138	—	64,281
Doubtful	—	—	—	—	—	13,743	—	—	13,743
Total construction	$955,349	$524,647	$61,131	$23,819	$8,676	$51,941	$2,075,272	$—	$3,700,835

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity, by origination year as of March 31, 2023 and December 31, 2022, as well as the gross loan charge-offs by year of origination for the three months ended March 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$222,494	$1,317,372	$1,521,543	$572,064	$478,014	$1,300,107	$66,947	$—	$5,478,541
90 days or more past due	—	1,473	1,754	—	499	4,013	—	—	7,739
Total residential mortgage	$222,494	$1,318,845	$1,523,297	$572,064	$478,513	$1,304,120	$66,947	$—	$5,486,280
Consumer loans
Home equity
Performing	$7,251	$46,566	$12,085	$4,448	$4,891	$18,499	$383,948	$37,984	$515,672
90 days or more past due	—	—	—	—	—	—	285	635	920
Total home equity	7,251	46,566	12,085	4,448	4,891	18,499	384,233	38,619	516,592
Automobile
Performing	141,743	687,328	480,634	181,994	144,130	80,995	—	—	1,716,824
90 days or more past due	—	1	51	19	105	141	—	—	317
Total automobile	141,743	687,329	480,685	182,013	144,235	81,136	—	—	1,717,141
Other consumer
Performing	4,898	23,313	9,056	8,020	7,374	2,615	1,063,356	—	1,118,632
90 days or more past due	—	28	—	2	—	38	229	—	297
Total other consumer	4,898	23,341	9,056	8,022	7,374	2,653	1,063,585	—	1,118,929
Total consumer	$153,892	$757,236	$501,826	$194,483	$156,500	$102,288	$1,447,818	$38,619	$3,352,662
Gross loan charge-offs	$—	$146	$109	$4	$170	$388	$11	$—	$828

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$1,302,279	$1,502,622	$571,390	$500,197	$338,062	$1,073,995	$66,706	$—	$5,355,251
90 days or more past due	—	197	217	1,835	2,876	4,174	—	—	9,299
Total residential mortgage	$1,302,279	$1,502,819	$571,607	$502,032	$340,938	$1,078,169	$66,706	$—	$5,364,550
Consumer loans
Home equity
Performing	$47,084	$12,432	$4,592	$5,024	$5,581	$13,007	$376,608	$38,570	$502,898
90 days or more past due	—	—	—	—	—	—	276	710	986
Total home equity	47,084	12,432	4,592	5,024	5,581	13,007	376,884	39,280	503,884
Automobile
Performing	724,557	525,017	204,578	166,103	80,012	45,415	—	—	1,745,682
90 days or more past due	38	116	36	180	101	72	—	—	543
Total automobile	724,595	525,133	204,614	166,283	80,113	45,487	—	—	1,746,225
Other consumer
Performing	24,140	10,144	8,206	7,435	7,406	15,736	991,737	—	1,064,804
90 days or more past due	—	—	—	—	—	38	1	—	39
Total other consumer	24,140	10,144	8,206	7,435	7,406	15,774	991,738	—	1,064,843
Total consumer	$795,819	$547,709	$217,412	$178,742	$93,100	$74,268	$1,368,622	$39,280	$3,314,952

Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties. Prior to 2023, a loan was classified as a troubled debt restructuring (TDR) if the borrower was experiencing financial difficulties and a concession has been made at the time of such modification.
Effective January 1, 2023, Valley adopted ASU No. 2022-02 which eliminated the accounting guidance for TDR loans while enhancing disclosure requirements for certain loan modifications by creditors when a borrower is experiencing financial difficulty. Valley adopted ASU No. 2022-02 using the modified retrospective transition method. At the date of adoption, Valley was no longer required to utilize a loan-level discounted cash flow approach for determining the allowance for certain modified loans previously classified as TDR loans. As a result, Valley elected to utilize its collective reserve methodology for pools of loans that share common risk characteristic for determining the reserves for the modified loans formerly classified as TDR loans. This change resulted in the recognition of a cumulative-effect adjustment which decreased the allowance for loan losses with an offsetting entry to retained earnings, net of deferred taxes, at January 1, 2023.

The following table shows the amortized cost basis of loans to borrowers experiencing financial difficulty at March 31, 2023 that were modified during the three months ended March 31, 2023, disaggregated by class of financing receivable and type of modification. Each of the types of modifications was less than one percent of their respective loan categories.

	Three Months Ended March 31,
	Term extension	Term extension and interest rate reduction	Total
	($ in thousands)
Commercial and industrial	$1,281	$523	$1,804
Commercial real estate	46,328	—	46,328
Residential mortgage	213	—	213
Consumer	60	—	60
Total	$47,882	$523	$48,405
The following table describes the types of modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

Types of Modifications
Commercial and industrial	12 month term extensions; and 12 month term extensions combined with interest rate reductions from 2.11 percent to 1 percent
Commercial real estate	6 - 36 month term extensions
Residential mortgage	12 month term extensions
Consumer	60 month term extensions
Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. All loans to borrowers experiencing financial difficulty that have been modified during the three months ended March 31, 2023 were current to their contractual payments as of March 31, 2023.
Valley did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three months ended March 31, 2023.
Troubled debt restructured loans. The following tables present the pre- and post-modification amortized cost of TDR loans by loan class during the three months ended March 31, 2022. Post-modification amounts are presented as of March 31, 2022 using the allowance methodology for TDRs prior to the adoption of ASU 2022-02.

	Three Months Ended March 31, 2022
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	11	$9,684	$9,662
Commercial real estate	2	5,260	5,251
Residential mortgage	1	121	117
Total	14	$15,065	$15,030

The total TDRs presented in the above tables had allocated allowance for loan losses of $7.8 million at March 31, 2022. There were no charge-offs related to TDRs for the three months ended March 31, 2022. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the three months ended March 31, 2022.
Performing TDRs (not reported as non-accrual loans) and non-performing TDRs totaled $56.5 million and $104.7 million as of March 31, 2022.
Loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31, 2022
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	2	$1,850
Construction	2	17,599
Total	4	$19,449

Loans in process of foreclosure. Other real estate owned (OREO) totaled $1.2 million and $286 thousand at March 31, 2023 and December 31, 2022, respectively. There were no foreclosed residential real estate properties included in OREO at March 31, 2023 and December 31, 2022. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.5 million and $2.6 million at March 31, 2023 and December 31, 2022, respectively.

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
The following table presents collateral dependent loans by class as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$74,481	$94,433
Commercial real estate	144,892	130,199
Residential mortgage	18,694	33,865
Home equity	—	195
Total	$238,067	$258,692

* Commercial and industrial loans presented in the table above are primarily collateralized by taxi medallions.

Allowance for Credit Losses for Loans
The allowance for credit losses (ACL) for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans decreased $22.3 million at March 31, 2023 as compared to December 31, 2022.
The following table summarizes the ACL for loans at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$436,898	$458,655
Allowance for unfunded credit commitments	24,071	24,600
Total allowance for credit losses for loans	$460,969	$483,255
The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$9,979	$3,258
(Credit) provision for unfunded credit commitments	(529)	242
Total provision for credit losses for loans	$9,450	$3,500

The following table details the activity in the allowance for loan losses by loan portfolio segment for the three months ended March 31, 2023 and 2022:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended March 31, 2023
Allowance for loan losses:
Beginning balance	$139,941	$259,408	$39,020	$20,286	$458,655
Impact of the adoption of ASU No. 2022-02 *	(739)	(589)	(12)	(28)	(1,368)
Beginning balance, adjusted	$139,202	$258,819	$39,008	$20,258	$457,287
Loans charged-off	(26,047)	(5,698)	—	(828)	(32,573)
Charged-off loans recovered	1,399	24	21	761	2,205
Net (charge-offs) recoveries	(24,648)	(5,674)	21	(67)	(30,368)
Provision (credit) for loan losses	13,438	(9,813)	2,679	3,675	9,979
Ending balance	$127,992	$243,332	$41,708	$23,866	$436,898
Three Months Ended March 31, 2022
Allowance for loan losses:
Beginning balance	$103,090	$217,490	$25,120	$13,502	$359,202
Loans charged-off	(1,571)	(173)	(26)	(825)	(2,595)
Charged-off loans recovered	824	107	457	1,257	2,645
Net (charge-offs) recoveries	(747)	(66)	431	432	50
(Credit) provision for loan losses	(1,140)	2,525	2,638	(765)	3,258
Ending balance	$101,203	$219,949	$28,189	$13,169	$362,510

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at March 31, 2023 and December 31, 2022.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
March 31, 2023
Allowance for loan losses:
Individually evaluated for credit losses	$46,151	$13,445	$34	$—	$59,630
Collectively evaluated for credit losses	81,841	229,887	41,674	23,866	377,268
Total	$127,992	$243,332	$41,708	$23,866	$436,898
Loans:
Individually evaluated for credit losses	$74,625	$144,892	$12,028	$6,929	$238,474
Collectively evaluated for credit losses	8,969,321	30,632,186	5,474,252	3,345,733	48,421,492
Total	$9,043,946	$30,777,078	$5,486,280	$3,352,662	$48,659,966
December 31, 2022
Allowance for loan losses:
Individually evaluated for credit losses	$68,745	$13,174	$337	$4,338	$86,594
Collectively evaluated for credit losses	71,196	246,234	38,683	15,948	372,061
Total	$139,941	$259,408	$39,020	$20,286	$458,655
Loans:
Individually evaluated for credit losses	$117,644	$213,522	$28,869	$14,058	$374,093
Collectively evaluated for credit losses	8,687,186	29,219,346	5,335,681	3,300,894	46,543,107
Total	$8,804,830	$29,432,868	$5,364,550	$3,314,952	$46,917,200
Note 9. Goodwill and Other Intangible Assets
The carrying amounts of goodwill allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis at both March 31, 2023 and December 31, 2022 were as follows:

Business Segment / Reporting Unit *
Wealth Management	Consumer Banking	Commercial Banking	Total
(in thousands)
$49,767	$284,873	$1,534,296	$1,868,936

*    Valley’s Wealth Management and Insurance Division is comprised of trust, asset management, brokerage, insurance and tax credit advisory services. This reporting unit is included in the Consumer Banking segment for financial reporting purposes.

During the three months ended March 31, 2023, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three months ended March 31, 2023 and 2022.

The following table summarizes other intangible assets as of March 31, 2023 and December 31, 2022:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
March 31, 2023
Loan servicing rights	$120,177	$(97,332)	$22,845
Core deposits	215,620	(92,048)	123,572
Other	50,393	(9,639)	40,754
Total other intangible assets	$386,190	$(199,019)	$187,171
December 31, 2022
Loan servicing rights	$119,943	$(96,136)	$23,807
Core deposits	223,670	(92,486)	131,184
Other	51,299	(8,834)	42,465
Total other intangible assets	$394,912	$(197,456)	$197,456

Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no net impairment recognized during the three months ended March 31, 2023 and 2022.
Core deposits are amortized using an accelerated method over a period of 10.0 years. The line item labeled “Other” included in the table above primarily consists of customer lists, certain financial asset servicing contracts and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 13.4 years.
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three months ended March 31, 2023 and 2022.
The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2023 through 2027:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2023	$2,365	$21,135	$4,810
2024	2,813	24,897	5,951
2025	2,461	21,048	5,380
2026	2,143	17,223	4,805
2027	1,861	13,544	4,205

Valley recognized amortization expense on other intangible assets totaling approximately $10.5 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively.

Note 10. Deposits
Included in time deposits are certificates of deposit over $250 thousand totaling $1.7 billion and $1.8 billion at March 31, 2023 and December 31, 2022, respectively. Interest expense on time deposits of $250 thousand or more totaled $2.8 million and $107 thousand for the three months ended March 31, 2023 and 2022, respectively.
The scheduled maturities of time deposits as of March 31, 2023 were as follows:

Year	Amount
(in thousands)
2023	6,859,391
2024	2,578,459
2025	61,015
2026	120,032
2027	45,077
Thereafter	1,447,402
Total time deposits	$11,111,376
Note 11. Borrowed Funds

Short-Term Borrowings
Short-term borrowings at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
FHLB advances	$6,300,000	$24,035
Securities sold under agreements to repurchase	113,056	114,694
Total short-term borrowings	$6,413,056	$138,729
The weighted average interest rate for short-term FHLB advances was 5.18 percent and 1.6 percent at March 31, 2023 and December 31, 2022, respectively.
Long-Term Borrowings
Long-term borrowings at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
FHLB advances, net (1)	$1,438,361	$788,419
Subordinated debt, net (2)	759,295	754,639
Total long-term borrowings	$2,197,656	$1,543,058

(1)	FHLB advances are presented net of unamortized premiums totaling $361 thousand and $419 thousand at March 31, 2023 and December 31, 2022, respectively.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $6.5 million and $6.9 million at March 31, 2023 and December 31, 2022, respectively.

FHLB Advances. Long-term FHLB advances had a weighted average interest rate of 3.66 percent and 1.88 percent at March 31, 2023 and December 31, 2022, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at March 31, 2023 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2024	$165,000
2025	273,000
2026	350,000
2027	425,000
Thereafter	225,000
Total long-term FHLB advances	$1,438,000
There are no FHLB advances reported in the table above, which are callable for early redemption by the FHLB during the next 12 months.
Subordinated debt. There were no new issuances of the subordinated debt during the three months ended March 31, 2023. See Note 10 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2022 for details on the outstanding subordinated debt.
Note 12. Stock–Based Compensation
On April 25, 2023, Valley's shareholders approved the Valley National Bancorp 2023 Incentive Compensation Plan (the 2023 Plan). The purpose of the 2023 Plan is to provide additional long-term incentives to employees, directors and officers whose contributions are essential to the continued growth and success of Valley. Upon shareholder approval of the 2023 Plan, Valley ceased granting awards under the Valley National Bancorp 2021 Incentive Compensation Plan (the 2021 Plan).
Under the 2023 Plan, Valley may issue awards to its officers, employees and non-employee directors in amounts up to 14.5 million shares of common stock, less one share for every share granted after December 31, 2022 under the 2021 Plan. These awards may be in the form of stock appreciation rights, incentive and non-qualified stock options, restricted stock, and restricted stock units (RSUs). If after December 31, 2022, share awards granted under the 2021 Plan are forfeited, expire, settled for cash, withheld for tax obligations, or otherwise not issued, the shares will be added to the 2023 Plan's share reserve. The grant, exercise, vesting, settlement, or payment of an award may be based upon the fair value of Valley's common stock on the last sale price reported for Valley's common stock on such date; or the last sale price reported preceding such date. Performance-based awards may also be based on a market condition. The grant date fair values of performance-based awards that vest based on a market condition are determined by a third-party specialist using a Monte Carlo valuation model.
Valley granted 1.5 million and 1.2 million time-based RSUs during the three months ended March 31, 2023 and 2022, respectively. Generally, time-based RSUs vest ratably over a three-year period. The average grant date fair value of the RSUs granted during the three months ended March 31, 2023 and 2022 was $11.91 per share and $14.05 per share, respectively.
Valley granted 723 thousand and 567 thousand performance-based RSUs to certain officers for the three months ended March 31, 2023 and 2022, respectively. The performance-based RSU awards include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share, plus dividends; and RSUs, with vesting conditions based upon Valley's total shareholder return as compared to its peer group. The RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common stock) over the applicable performance period. Dividend equivalents accumulate and are paid to the grantee at the vesting date, or forfeited if the performance conditions are not met. The grant date fair value of the performance-based RSUs granted during the three months ended March 31, 2023 and 2022 was $12.80 per share and $14.82 per share, respectively.

Valley recorded total stock-based compensation expense of $8.1 million and $7.3 million for the three months ended March 31, 2023 and 2022, respectively. Stock award fair values are expensed over the shorter of the vesting or required service period. As of March 31, 2023, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $56.6 million. This expense will be recognized over an average remaining vesting period of approximately 2.2 years.
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
At March 31, 2023, Valley had six interest rate swaps with a total notional amount of $600 million, to hedge the changes in cash flows associated with certain variable rate loans. Valley is required to pay variable rate amounts based on one-month CME Term SOFR and receives fixed rate payments based on the tenor of each swap. Expiration dates for the swaps range from November 2024 to November 2026.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At March 31, 2023, Valley had 33 credit swaps with an aggregate notional amount of $409.2 million related to risk participation agreements.

At March 31, 2023, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate and therefore provide an effective economic hedge.
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
Valley enters into foreign currency forward and option contracts, primarily to accommodate our customers, that are not designated as hedging instruments. Upon the origination of a certain foreign currency denominated transactions (including foreign currency holdings and non-U.S. dollar denominated loans) with a client, we enter into a respective hedging contract with a third party financial institution to mitigate the economic impact of foreign currency exchange rate fluctuation.
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	March 31, 2023			December 31, 2022
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$7,866	$—	$600,000	$3,971	$4	$600,000
Fair value hedge interest rate swaps	—	27,858	300,000	—	29,794	300,000
Total derivatives designated as hedging instruments	$7,866	$27,858	$900,000	$3,971	$29,798	$900,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$429,195	$457,508	$15,298,441	$449,280	$564,678	$14,753,330
Foreign currency derivatives	9,540	8,944	1,848,883	13,709	12,604	1,273,735
Mortgage banking derivatives	148	242	51,106	167	157	31,299
Total derivatives not designated as hedging instruments	$438,883	$466,694	$17,198,430	$463,156	$577,439	$16,058,364

* Other derivative contracts include risk participation agreements.
The Chicago Mercantile Exchange and London Clearing House variation margins are classified as a single-unit of account as settlements of the cash flow hedges and other non-designated derivative instruments. As a result, the fair value of the applicable derivative assets and liabilities are reported net of variation margin at March 31, 2023 and December 31, 2022 in the table above.

Gains (losses) included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(531)	$(542)
Amount of gain recognized in other comprehensive loss	3,898	320
The accumulated after-tax gains related to effective cash flow hedges included in accumulated other comprehensive loss were $5.4 million and $2.2 million at March 31, 2023 and December 31, 2022, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest expense as interest payments are made on the hedged variable interest rate liabilities. Valley estimates that $2.1 million before tax will be reclassified as an increase to interest expense over the next 12 months.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Derivative - interest rate swap:
Interest expense	$4,692	$530
Hedged item - subordinated debt
Interest expense	$(4,772)	$(530)
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at March 31, 2023 and December 31, 2022, respectively.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Liability *	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	(in thousands)
March 31, 2023
Long-term borrowings	$272,051	$(25,360)
December 31, 2022
Long-term borrowings	$267,076	$(30,132)

*    Net carrying amount includes unamortized debt issuance costs of $2.6 million and $2.8 million at March 31, 2023 and December 31, 2022, respectively.

The net losses (gains) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$208	$(2,797)
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps (not designated as hedging instruments) executed with commercial loan customers and foreign exchange fees with a combined total of $9.9 million and $14.4 million for the three months ended March 31, 2023 and 2022, respectively.
Collateral Requirements and Credit Risk Related Contingent Features. By using derivatives, Valley is exposed to credit risk if counterparties to the derivative contracts do not perform as expected. Management attempts to minimize counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral where appropriate. Credit risk exposure associated with derivative contracts is managed at Valley in conjunction with Valley’s consolidated counterparty risk management process. Valley’s counterparties and the risk limits monitored by management are periodically reviewed and approved by the Board of Directors.
Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of March 31, 2023, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The aggregate fair value of all derivative financial instruments with credit risk-related contingent features in a net liability position at March 31, 2023 was not material. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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

The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of March 31, 2023 and December 31, 2022.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
March 31, 2023
Assets
Interest rate swaps	$437,061	$—	$437,061	$30,473	$(301,740)	$165,794
Liabilities
Interest rate swaps	$485,366	$—	$485,366	$(30,473)	$(681)	$454,212
December 31, 2022
Assets
Interest rate swaps	$453,251	$—	$453,251	$12,766	$(342,480)	$123,537
Liabilities
Interest rate swaps	$594,476	$—	$594,476	$(12,766)	$(432)	$581,278

*    Cash collateral received from or pledged to our counterparties in relation to market value exposures of OTC derivative contacts in an asset/liability position.

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
The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$22,813	$24,198
Other tax credit investments, net	53,812	56,551
Total tax credit investments, net	$76,625	$80,749
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,338	$1,338
Total unfunded tax credit commitments	$1,338	$1,338
The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,459	$744
Other tax credit investment credits and tax benefits	3,221	2,551
Total reduction in income tax expense	$4,680	$3,295
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$937	$415
Affordable housing tax credit investment impairment losses	448	262
Other tax credit investment losses	6	309
Other tax credit investment impairment losses	2,862	1,910
Total amortization of tax credit investments recorded in non-interest expense	$4,253	$2,896

Note 16. Operating Segments
At March 31, 2023 and December 31, 2022, Valley managed its business operations under reportable segments consisting of Consumer Banking, Commercial Banking and Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations and reporting structures to identify its reportable segments and no changes to the reportable segments were determined necessary during the first quarter 2023.
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
The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under U.S. GAAP. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. The balances presented for the three months ended March 31, 2022 in the tables below reflect reclassifications to conform with the presentation of the current operating segment structure, which was implemented in the second quarter 2022. These reclassifications did not impact Valley's consolidated results. See Valley's Form 10-K for the year ended December 31, 2022 for additional information.

The following tables represent the financial data for Valley’s operating segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,768,482	$39,090,889	$7,503,419	$55,362,790

Interest income	$85,316	$569,910	$65,004	$720,230
Interest expense	43,006	191,723	49,481	284,210
Net interest income	42,310	378,187	15,523	436,020
Provision for credit losses	6,444	3,006	4,987	14,437
Net interest income after provision for credit losses	35,866	375,181	10,536	421,583
Non-interest income	14,290	15,747	24,262	54,299
Non-interest expense	18,249	35,723	218,194	272,166
Internal transfer expense (income)	30,883	131,595	(162,478)	—
Income (loss) before income taxes	$1,024	$223,610	$(20,918)	$203,716
Return on average interest earning assets (pre-tax)	0.05%	2.29%	(1.12)%	1.47%

	Three Months Ended March 31, 2022
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,638,942	$26,984,460	$5,659,646	$40,283,048

Interest income	$59,459	$257,906	$23,093	$340,458
Interest expense	3,207	11,327	8,255	22,789
Net interest income	56,252	246,579	14,838	317,669
Provision for credit losses	1,873	1,627	57	3,557
Net interest income after provision for credit losses	54,379	244,952	14,781	314,112
Non-interest income	13,817	16,880	8,573	39,270
Non-interest expense	16,568	25,085	155,687	197,340
Internal transfer expense (income)	28,647	99,916	(128,563)	—
Income (loss) before income taxes	$22,981	$136,831	$(3,770)	$156,042
Return on average interest earning assets (pre-tax)	1.20%	2.03%	(0.27)%	1.55%

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
Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “intend,” “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “would,” “could,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:
•the impact of Federal Reserve actions impacting the level of market interest rates and increases in business failures, specifically among our clients, as well as on our business, our employees and our ability to provide services to our customers;
•the potential impact of recent and possible future bank failures on the business environment in which we operate, including potential customer deposit withdrawals from Valley National Bank or business disruptions or liquidity issues that may affect our customers;
•the impact of unfavorable macroeconomic conditions or downturns, instability or volatility in financial markets, unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by and factors outside of our control, such as geopolitical instabilities or events; natural and other disasters (including severe weather events) and health emergencies, acts of terrorism or other external events;
•risks associated with our acquisition of Bank Leumi Le-Israel Corporation (Bank Leumi USA), including (i) the inability to realize expected cost savings and synergies from the acquisition in the amounts or timeframe anticipated and (ii) greater than expected costs or difficulties relating to integration matters;
•the loss of or decrease in lower-cost funding sources within our deposit base;
•the need to supplement debt or equity capital to maintain or exceed internal capital thresholds;
•the inability to attract new customer deposits to keep pace with loan growth strategies;

•a material change in our allowance for credit losses under CECL due to forecasted economic conditions and/or unexpected credit deterioration in our loan and investment portfolios;
•greater than expected technology related costs due to, among other factors, prolonged or failed implementations, additional project staffing and obsolescence caused by continuous and rapid market innovations;
•the risks related to the replacement of the London Interbank Offered Rate with Secured Overnight Financing Rate and other reference rates, including increased expenses, risk of litigation and the effectiveness of hedging strategies;
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
•changes to laws and regulations, including changes affecting oversight of the financial services industry; changes in the enforcement and interpretation of such laws and regulations; and changes in accounting and reporting standards;
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
A detailed discussion of factors that could affect our results is included in our SEC filings, including the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A of this Form 10-Q.
We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Critical Accounting Estimates
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At March 31, 2023, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2022, and there have been no material changes in such policies and estimates since the date of such report.
New Authoritative Accounting Guidance
See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At March 31, 2023, Valley had consolidated total assets of approximately $64.3 billion, total net loans of $48.2 billion, total deposits of $47.6 billion and total shareholders’ equity of $6.5 billion. Valley operates many convenient branch office locations and commercial banking offices in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, California, Alabama and Illinois. Of our current 230 branch network, 56 percent, 18 percent, and 18 percent of the branches are in New Jersey, New York and Florida, respectively, with the remaining 8 percent of the branches in Alabama, California, and Illinois combined. We have grown significantly both in asset size and locations over the past several years both through organic efforts and bank acquisitions, including our acquisition of Bank Leumi USA on April 1, 2022.
Recent Industry Developments. Recent events, including the bank failures in March and April 2023, the rising level of interest rates and recessionary pressures have heightened concerns in the bank sector. We have consistently operated the Bank with a focus on diversification to maintain stability through various cycles. During the first quarter of 2023, we continued to position our balance sheet to mitigate potential risks from the market turmoil affecting the banking industry in general and Valley, its clients and communities in particular.
•Total assets increased to $64.3 billion at March 31, 2023, an increase of 11.9 percent from December 31, 2022. Liquidity remained strong with total liquid assets of approximately $7.2 billion at March 31, 2023, representing 12.1 percent of earning assets. We continue to maintain the ability to access readily available, diverse funding sources to fulfill both short-term and long-term capital needs. See "Bank Liquidity" section for additional information.
•Total deposits were $47.6 billion at March 31, 2023 and remained relatively unchanged as compared to December 31, 2022. Our deposit base is highly diversified with 625 thousand commercial and retail deposit customers, an average account size of $58 thousand and an average customer relationship with Valley exceeding 10 years as of March 31, 2023. Approximately $32.0 billion of our $47.6 billion in deposits at March 31, 2023 are generated from our branch network. See the "Deposits and Other Borrowings" section for more details.
•Capital remained strong with ratios of both Valley and the Bank exceeding all capital adequacy requirements at March 31, 2023. Total shareholders' equity increased $110.8 million to $6.5 billion at March 31, 2023 as compared to December 31, 2022. See the "Capital Adequacy" section for additional details.
•Total loans increased $1.7 billion, or 14.9 percent on an annualized basis to $48.7 billion at March 31, 2023 from December 31, 2022 largely due to strong organic commercial loan volumes and slow prepayments. See "Loan Portfolio" section for more information.

•Asset quality continued to reflect our disciplined underwriting and lending practices during the first quarter 2023. Non-performing assets (NPAs) as a percentage of total loans and NPAs totaled 0.50 percent and 0.58 percent at March 31, 2023 and December 31, 2022, respectively. See the "Non-Performing Assets" section for additional information.
•Total investment securities were $5.2 billion, or 8.0 percent of total assets, at March 31, 2023 and remained relatively unchanged as compared to December 31, 2022. See the "Investment Securities Portfolio" section for more details.
Quarterly Results. Net income for the first quarter 2023 was $146.6 million, or $0.28 per diluted common share as compared to $116.7 million, or $0.27 per diluted common share, for the first quarter 2022. The $29.8 million increase in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:
•a $118.4 million increase in net interest income mainly due to higher average loan balances driven by both acquired and organic loan volumes and increased yields on new and adjustable-rate loans, partially offset by higher cost of deposits; and
•a $15.0 million increase in non-interest income primarily due to bank acquisition-driven growth in wealth management and trust fees, service charges on deposit accounts and other income, partially offset by a decline in swap fee income within capital markets fees;
These items were partially offset by:
•a $10.9 million increase in our provision for credit losses due, in part, to a $5 million provision for credit losses on available for sale investment securities;
•a $74.8 million increase in non-interest expense largely due to our expanded banking operations and higher FDIC insurance assessment expense; and
•a $17.9 million increase in income tax expense mostly due to higher pre-tax income in the first quarter 2023.
See the "Net Interest Income", "Non-Interest Income", "Non-Interest Expense" and "Income Taxes" sections below for more details on the impact of the items above on our first quarter 2023 results.
U.S. Economic Conditions. During the first quarter 2023, real gross domestic product (GDP) increased at an annual rate of 1.1 percent as compared to an increase of 2.6 percent during the fourth quarter 2022. The 1.1 percent increase in real GDP reflected higher consumer spending, exports, federal government spending, state and local government spending, and nonresidential fixed investment that were partly offset by decreases in private inventory investment and residential fixed investment.
During the first quarter 2023, the Federal Reserve raised the target range for the federal funds rate by 75 basis points, bringing the target range to 4.75 to 5 percent at March 31, 2023, and by an additional 25 basis points in May 2023 to a current range of 5 to 5.25 percent. Consistent with its previously announced plan, these actions reflect the Federal Reserve’s strong commitment to returning inflation to its 2 percent objective. The Federal Open Market Committee has indicated it will continue to increase the federal funds rate, but at a slower pace, to stabilize pricing while remaining highly attentive toward the recent banking developments, and the delay in which the cumulative tightening of its monetary policy affects the economy.
The 10-year U.S. Treasury note yield ended the first quarter of 2023 at 3.48 percent, or 40 basis points lower as compared to the fourth quarter 2022, and the 2-year U.S. Treasury note yield ended the first quarter 2023 at 4.06 percent, or 35 basis points lower as compared to the fourth quarter 2022.
For all commercial banks in the U.S., commercial and industrial loans decreased approximately by 1.8 percent at March 31, 2023 as compared to December 31, 2022 largely due to decreased customer need for financing inventory and accounts receivables, investment in property or equipment and mergers or acquisitions. Many banks increased the cost of credit lines through widening the spreads of loan rates over the costs of funds to firms of all sizes and increasing premiums for riskier loans, while a significant portion of banks also tightened loan covenants and collateralization requirements for firms of all sizes. A majority of banks that reported tightening standards or terms on commercial and industrial loans cited a less favorable or more uncertain economic outlook and reduced risk tolerance.
Further increases in market interest rates, persistently high inflation, heightened recessionary concerns and the potential for additional fallout from the recent banking crisis, including bank regulatory actions, among other factors, have added a higher level of uncertainty to the future path of the U.S. economy and an elevated risk of a recession. Should economic conditions deteriorate, causing business activity, spending and investment to decline, it may adversely impact our financial results, as highlighted in this MD&A.
Deposits and Other Borrowings
Overall, average deposits increased by $918.1 million to $47.2 billion for the first quarter 2023 as compared to the fourth quarter 2022, mostly due to higher time deposits driven by an increased utilization of fully insured brokered deposits, partially offset by a decrease in average non-interest bearing deposits. Average non-interest-bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 30 percent, 50 percent and 21 percent of total deposits as of March 31, 2023, respectively.
Actual ending balances for deposits decreased $46.0 million to approximately $47.6 billion at March 31, 2023 from December 31, 2022. Within the deposit categories, non-interest bearing deposits, and savings, NOW and money market deposits decreased $887.5 million and $713.4 million, respectively, and were mostly offset by an increase in time deposits. Time deposits increased $1.6 billion to $11.1 billion within our overall deposit mix at March 31, 2023 from December 31, 2022 largely due to higher fully FDIC-insured brokered CD balances at March 31, 2023. Total fully insured brokered deposits, consisting of time deposits and money market accounts, increased $1.2 billion to $7.1 billion at March 31, 2023 as compared to $5.9 billion at December 31, 2022. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 29 percent, 48 percent and 23 percent of total deposits as of March 31, 2023, respectively, as compared to 30 percent, 50 percent and 20 percent of total deposits as of December 31, 2022, respectively.
The following table lists, by maturity, uninsured certificates of deposit at March 31, 2023:

(in thousands)
Less than three months	$349,067
Three to six months	97,841
Six to twelve months	77,179
More than twelve months	1,208,902
Total	$1,732,989
Total estimated uninsured deposits were approximately $14.9 billion, or 31 percent of total deposits, at March 31, 2023.
While our diversified commercial and consumer deposit base has remained stable during the early stages of the second quarter 2023, we believe deposit gathering initiatives may remain challenging due to market competition, attractive investment alternatives, such as U.S. Treasury securities, changes in customer behavior and other factors. As a result, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at March 31, 2023.

The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(in thousands)
Average short-term borrowings:
FHLB advances	$2,513,983	$429,529	$434,444
Securities sold under repurchase agreements	99,546	118,263	148,575
Federal funds purchased	190,214	332,823	11,278
Total	$2,803,743	$880,615	$594,297

Average long-term borrowings:
FHLB advances	$875,053	$788,496	$788,956
Subordinated debt	754,972	753,165	631,056
Junior subordinated debentures issued to capital trusts	56,805	56,718	56,457
Total	$1,686,830	$1,598,379	$1,476,469
Average short-term borrowings increased $2.2 billion during the first quarter 2023 as compared to the first quarter 2022 mostly due to the higher utilization of FHLB advances in March 2023 to prudently increase our excess liquidity position. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) increased $210.4 million as compared to the first quarter 2022 mainly due to the issuance of $150 million of subordinated notes during the third quarter 2022 and new FHLB advances issued during the first quarter 2023.
Actual ending balances for short-term borrowings increased $6.3 billion to $6.4 billion at March 31, 2023 as compared to December 31, 2022. In March 2023, we significantly increased our short-term borrowings, mostly consisting of FHLB advances, to bolster our liquidity position out of an abundance of caution in the wake of the two recent bank failures. Since March 31, 2023, many of our short-term FHLB advances have matured and been repaid, resulting in a more normal liquidity position. We continue to closely monitor changes in the current banking environment and have substantial access to additional liquidity. Long-term borrowings increased to approximately $2.2 billion at March 31, 2023 as compared to $1.5 billion at December 31, 2022 mainly due to new FHLB advances also issued during the first quarter 2023 as part of our overall funding and liquidity strategies.
See the "Bank Liquidity" section for more details on our available funding sources.
Non-GAAP Financial Measures
The table below presents selected performance indicators, their comparative non-GAAP measures and the (non-GAAP) efficiency ratio for the periods indicated. Valley believes that the non-GAAP financial measures provide useful supplemental information to both management and investors in understanding its underlying operational performance, business, and performance trends, and may facilitate comparisons of current and prior performance with the performance of others in the financial services industry. Management utilizes these measures for internal planning, forecasting and analysis purposes. Management believes that Valley’s presentation and discussion of this supplemental information, together with the accompanying reconciliations to the GAAP financial measures, also allows investors to view performance in a manner similar to management. These non-GAAP financial measures should not be considered in isolation, as a substitute for or superior to financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may also be calculated differently from similar measures disclosed by other companies.

The following table presents our annualize performance ratios:

	Three Months Ended March 31,
	2023	2022
Selected Performance Indicators	($ in thousands)
GAAP measures:
Net income, as reported	$146,551	$116,728
Return on average assets	0.98%	1.07%
Return on average shareholders’ equity	9.10	9.15
Non-GAAP measures:
Net income, as adjusted	$154,530	$120,313
Return on average assets, as adjusted	1.03%	1.10%
Return on average shareholders' equity, as adjusted	9.60	9.43
Return on average tangible shareholders' equity (ROATE)	13.39	13.09
ROATE, as adjusted	14.12	13.49
Efficiency ratio	53.79	53.18

	March 31, 2023	December 31, 2022
Common Equity Per Share Data:
Book value per common share (GAAP)	$12.41	$12.23
Tangible book value per common share (non-GAAP)	8.36	8.15
Non-GAAP Reconciliations to GAAP Financial Measures
Adjusted net income is computed as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income, as reported (GAAP)	$146,551	$116,728
Add: Losses on available for sale and held to maturity debt securities, net (net of tax) (a)	17	6
Add: Provision for credit losses for available for sale securities (b)	5,000	—
Add: Merger related expenses (net of tax) (c)	2,962	3,579
Net income, as adjusted (non-GAAP)	$154,530	$120,313

(a)    Included in gains (losses) on securities transactions, net.
(b)    Provision relates to one security fully charged off with no resulting tax benefit during the three months ended March 31, 2023.
(c)    Merger related expenses are primarily within salary and employee benefits expense for the three months ended March 31, 2023 and 2022.

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

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Net income, as adjusted (non-GAAP)	$154,530	$120,313
Average assets	$59,867,002	$43,570,251
Annualized return on average assets, as adjusted (non-GAAP)	1.03%	1.10%
Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Net income, as adjusted (non-GAAP)	$154,530	$120,313
Average shareholders' equity	$6,440,215	$5,104,709
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	9.60%	9.43%
ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Net income, as reported (GAAP)	$146,551	$116,728
Net income, as adjusted (non-GAAP)	154,530	120,313
Average shareholders’ equity	$6,440,215	$5,104,709
Less: Average goodwill and other intangible assets	2,061,361	1,538,356
Average tangible shareholders’ equity	$4,378,854	$3,566,353
Annualized ROATE (non-GAAP)	13.39%	13.09%
Annualized ROATE, as adjusted (non-GAAP)	14.12%	13.49%
The efficiency ratio is computed as follows:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$272,166	$197,340
Less: Amortization of tax credit investments (pre-tax)	4,253	2,896
Less: Merger related expenses (pre-tax) (a)	4,133	4,628
Total non-interest expense, as adjusted (non-GAAP)	$263,780	$189,816
Net interest income, as reported (GAAP)	$436,020	$317,669
Total non-interest income, as reported (GAAP)	54,299	39,270
Add: Losses on available for sale and held to maturity debt securities, net (pre-tax) (b)	24	9
Total net interest income and non-interest income, as adjusted (non-GAAP)	$490,343	$356,948
Efficiency ratio (non-GAAP)	53.79%	53.18%

(a)    Merger related expenses are primarily within salary and employee benefits expense for the three months ended March 31, 2023 and 2022.
(b)    Included in gains (losses) on securities transactions, net.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	March 31, 2023	December 31, 2022
	($ in thousands, except for share data)
Common shares outstanding	507,762,358	506,374,478
Shareholders’ equity	$6,511,581	$6,400,802
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	2,056,107	2,066,392
Tangible common shareholders’ equity	$4,245,783	$4,124,719
Book value per common share (GAAP)	$12.41	$12.23
Tangible book value per common share (non-GAAP)	$8.36	$8.15
Net Interest Income
Net interest income on a tax equivalent basis totaling $437.5 million for the first quarter 2023 decreased $29.8 million as compared to the fourth quarter 2022 and increased $119.1 million as compared to the first quarter 2022. The decrease as compared to the fourth quarter 2022 was mainly due to (i) the negative impact of the significant increase in our excess cash liquidity and other borrowings resulting from prudent and cautionary measures taken by us during the market turmoil of March 2023, (ii) higher interest rates on our average interest bearing deposits and other borrowings, as well as (iii) fewer days in the first quarter 2023. Interest expense increased $103.5 million to $284.2 million for the first quarter 2023 as compared to the fourth quarter 2022 largely due to a $4.0 billion increase in average interest bearing liabilities, including increases of $2.1 billion and $1.9 billion in average time deposits and short-term borrowings, respectively. Interest income on a tax equivalent basis increased $73.7 million to $721.7 million in the first quarter 2023 as compared to the fourth quarter 2022. The increase was mostly due to higher average loan balances driven by our organic new loan volumes, slowing loan prepayments, and increased yields on both new originations and adjustable rate loans in our portfolio.
Average interest earning assets increased $15.1 billion to $55.4 billion for the first quarter 2023 as compared to the first quarter 2022 mainly due to a $13.2 billion increase in average loan balances and higher average investment balances partly caused by the acquisition of Bank Leumi USA on April 1, 2022. Compared to the fourth quarter 2022, average interest earning assets increased by $3.0 billion during the first quarter 2023. The increase was primarily driven by a $1.8 billion increase in average loan balances due to organic loan growth mainly in the commercial loan categories and $1.1 billion increase in average interest bearing cash held mainly overnight with the Federal Reserve Bank of New York as part of our liquidity management.
Average interest bearing liabilities increased $11.5 billion to $37.6 billion for the first quarter 2023 as compared to the first quarter 2022 mainly due to increases of $9.1 billion and $2.2 billion in average time deposits and short-term borrowings, respectively. The increases in average time deposits and short-term borrowings were largely due to the liquidity management efforts during March 2023, and our increased usage of fully FDIC-insured brokered CD and successful retail CD initiatives as part of our funding sources for loan growth over the last 12 months. As compared to the fourth quarter 2022, average interest bearing liabilities increased by $4.0 billion in the first quarter 2023 largely due to a $2.1 billion increase in average time deposits mainly driven by the higher fully insured brokered CD balances and additional FHLB advances within short-term borrowings. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
Net interest margin on a tax equivalent basis of 3.16 percent for the first quarter 2023 decreased by 41 basis points from 3.57 percent for the fourth quarter 2022 and remained unchanged from the first quarter 2022. The decrease as compared to the fourth quarter was largely driven by (i) the net impact of the excess liquidity measures taken in March 2023 and (ii) two fewer days during the first quarter 2023, partially offset by higher yields on average interest earning assets. The yield on average interest earning assets increased by 26 basis points on a linked quarter basis mostly due to the aforementioned higher yields on new and adjustable rate loans in the first quarter 2023 as compared to the fourth quarter 2022. The yield on average loans increased by 28 basis points to 5.48 percent for the first quarter 2023 as compared to the fourth quarter 2022 largely due to the higher level of market interest rates. The yields on average taxable and non-taxable investments also increased 12 basis points and 9 basis points, respectively, from the fourth quarter 2022, largely due to investment maturities and repayments redeployed into new higher yielding securities, as well as lower premium amortization expense caused by a decline in prepayments on mortgage-backed securities during the first quarter 2023. Our cost of total average deposits increased to 1.96 percent for the first quarter 2023 from 1.36 percent for the fourth quarter 2022. The overall cost of average interest bearing liabilities also increased 87 basis points to 3.02 percent for the first quarter 2023 as compared to the fourth quarter 2022 largely due to a 148 basis point increase in cost of average short-term borrowings.
Based upon our revised estimates at March 31, 2023, we anticipate net interest income growth of approximately 10 to 12 percent for the full year of 2023, down from 16 to 18 percent previously estimated in the MD&A of Valley's Form 10-K for the year ended December 31, 2022. While our revised outlook for our net interest income is still positive, we cannot provide any assurances with respect to the future trajectory of market interest rates or that our net interest margin or income will remain at the levels reported for the first quarter 2023.

The following table reflects the components of net interest income for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$47,859,371	$655,250	5.48%	$46,086,363	$599,040	5.20%	$34,623,402	$317,390	3.67%
Taxable investments (3)	5,033,134	37,474	2.98	4,934,084	35,278	2.86	3,838,468	20,115	2.10
Tax-exempt investments (1)(3)	623,145	6,739	4.33	623,322	6,608	4.24	401,742	3,186	3.17
Interest bearing deposits with banks	1,847,140	22,205	4.81	761,832	7,038	3.70	1,419,436	461	0.13
Total interest earning assets	55,362,790	721,668	5.21	52,405,601	647,964	4.95	40,283,048	341,152	3.39
Allowance for credit losses	(466,837)			(483,580)			(367,989)
Cash and due from banks	445,005			408,891			281,883
Other assets	4,702,376			4,775,113			3,361,185
Unrealized gains on securities available for sale, net	(176,332)			(192,810)			12,124
Total assets	$59,867,002			$56,913,215			$43,570,251
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$23,389,569	$150,766	2.58%	$23,476,111	$109,286	1.86%	$20,522,629	$9,627	0.19%
Time deposits	9,738,608	80,298	3.30	7,641,769	48,417	2.53	3,554,520	2,831	0.32
Total interest bearing deposits	33,128,177	231,064	2.79	31,117,880	157,703	2.03	24,077,149	12,458	0.21
Short-term borrowings	2,803,743	33,948	4.84	880,615	7,404	3.36	594,297	806	0.54
Long-term borrowings (4)	1,686,830	19,198	4.55	1,598,379	15,624	3.91	1,476,469	9,525	2.58
Total interest bearing liabilities	37,618,750	284,210	3.02	33,596,874	180,731	2.15	26,147,915	22,789	0.35
Non-interest bearing deposits	14,024,742			15,116,977			11,686,534
Other liabilities	1,783,295			1,871,394			631,093
Shareholders’ equity	6,440,215			6,327,970			5,104,709
Total liabilities and shareholders’ equity	$59,867,002			$56,913,215			$43,570,251
Net interest income/interest rate spread (5)		$437,458	2.19%		$467,233	2.80%		$318,363	3.04%
Tax equivalent adjustment		(1,438)			(1,414)			(694)
Net interest income, as reported		$436,020			$465,819			$317,669
Net interest margin (6)			3.15%			3.56%			3.15%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.16%			3.57%			3.16%

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
Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2023 Compared to March 31, 2022
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$147,471	$190,389	$337,860
Taxable investments	7,381	9,978	17,359
Tax-exempt investments*	2,141	1,412	3,553
Interest bearing deposits with banks	180	21,564	21,744
Total increase in interest income	157,173	223,343	380,516
Interest Expense:
Savings, NOW and money market deposits	1,531	139,608	141,139
Time deposits	12,150	65,317	77,467
Short-term borrowings	10,580	22,562	33,142
Long-term borrowings and junior subordinated debentures	1,520	8,153	9,673
Total increase in interest expense	25,781	235,640	261,421
Total increase (decrease) in net interest income	$131,392	$(12,297)	$119,095

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.

Non-Interest Income
Non-interest income increased $15.0 million for the three months ended March 31, 2023 as compared to the same period of 2022. The following table presents the components of non-interest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Wealth management and trust fees	$9,587	$5,131
Insurance commissions	2,420	1,859
Capital markets	10,892	14,360
Service charges on deposit accounts	10,476	6,212
Gains (losses) on securities transactions, net	378	(1,072)
Fees from loan servicing	2,671	2,781
Gains on sales of loans, net	489	986
Bank owned life insurance	2,584	2,046
Other	14,802	6,967
Total non-interest income	$54,299	$39,270
Wealth management and trust fees income increased $4.5 million for the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to higher brokerage fees resulting from the acquisition of Bank Leumi USA and its wholly owned broker dealer subsidiary on April 1, 2022. Brokerage fees totaled $4.8 million for the three months ended March 31, 2023.
Capital markets income decreased $3.5 million for the three months ended March 31, 2023 as compared to the same quarter in 2022. This decrease was largely driven by lower fee income from transactions executed for commercial customer related interest rate swaps, partially offset by an increase in foreign exchange fees. Swap fees income totaled $7.8 million and $14.0 million for the three months ended March 31, 2023 and 2022, respectively. Foreign exchange fees totaled $2.0 million and $369 thousand for the three months ended March 31, 2023 and 2022, respectively.
Service charges on deposit accounts increased $4.3 million for the three months ended March 31, 2023 as compared to the same period in 2022 largely related to higher checking account revenues resulting from additional deposit accounts acquired from Bank Leumi USA.
Net gains and losses on securities transactions for the three months ended March 31, 2023 and 2022 were almost entirely due to net trading gains and losses related to our municipal bond trading portfolio.
Other non-interest income increased $7.8 million for the three months ended March 31, 2023 as compared to the same quarter in 2022 mostly due to incremental increases in several operating non-interest income categories caused by the acquisition of Bank Leumi USA and organic growth of our business operations over the last 12 months.

Non-Interest Expense
Non-interest expense increased $74.8 million for the three months ended March 31, 2023 as compared to the same period in 2022. The following table presents the components of non-interest expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Salary and employee benefits expense	$144,986	$107,733
Net occupancy expense	23,256	21,991
Technology, furniture and equipment expense	36,508	26,015
FDIC insurance assessment	9,155	4,158
Amortization of other intangible assets	10,519	4,437
Professional and legal fees	16,814	14,749
Amortization of tax credit investments	4,253	2,896
Other	26,675	15,361
Total non-interest expense	$272,166	$197,340
Salary and employee benefits expense increased $37.3 million for the three months ended March 31, 2023 as compared to the same period of 2022. The increase was primarily due to increases in our headcount to support our expansion of operations resulting from the Bank Leumi USA acquisition, significant organic growth in our operations, as well as inflationary pressures in the labor market. Salary and employee benefits expense also included $4.1 million of merger related expenses primarily consisting of severance and retention compensation for the three months ended March 31, 2023.
Net occupancy expense increased $1.3 million for the three months ended March 31, 2023 as compared to the same period of 2022 mainly due to higher rent and depreciation expense, partially offset by lower repair and maintenance costs in the first quarter 2023.
Technology, furniture and equipment expense increased $10.5 million for the three months ended March 31, 2023 as compared to the same periods of 2022. The increase was largely driven by additional investments in technology and equipment and higher depreciation expense in the first quarter 2023.
FDIC insurance assessment expense increased $5.0 million for the three months ended March 31, 2023 as compared to the same period of 2022 mainly due to growth in our balance sheet, as well as a two basis point increase in the initial base rate effective for the first quarter 2023.
Amortization of other intangible assets increased $6.1 million for the three months ended March 31, 2023 as compared to the same period of 2022 mainly due to higher amortization expense of core deposits and other intangible assets resulting from Bank Leumi USA acquisition. See Note 9 to the consolidated financial statements for additional information.
Professional and legal fees increased $2.1 million for the three months ended March 31, 2023 as compared to the same period of 2022. The increase was primarily due to higher consulting expense mainly related to technology transformation and new product initiatives, partially offset by lower managed services expense in the first quarter 2023.
Other non-interest expense increased $11.3 million for the three months ended March 31, 2023 as compared to the same period of 2022 largely due to general increases related to the Bank Leumi acquisition, advertising and charges related to collateral liabilities in connection with derivative transactions.

Income Taxes
Income tax expense totaled $57.2 million and $39.3 million for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate was 28.1 percent and 25.2 percent for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate in the first quarter 2023 as compared to the same period of 2022 was mainly due to a smaller benefit in excess stock compensation and a newly established valuation allowance against a loss provision on available for sale debt securities.
U.S. GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations and tax planning strategies.
Operating Segments
At March 31, 2023 and December 31, 2022, Valley managed its business operations under reportable segments consisting of Consumer Banking, Commercial Banking and Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations and reporting structures to identify its reportable segments and no changes to the reportable segments were determined necessary during the first quarter 2023.
The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under U.S. GAAP. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. The balances presented for three months ended March 31, 2022 in the tables below reflect reclassifications to conform with the presentation of the current operating segment structure implemented in the second quarter 2022. These reclassifications did not impact Valley's consolidated results. See Valley's Form 10-K for the year ended December 31, 2022 for additional information.
The following tables present the financial data for Valley's operating segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,768,482	$39,090,889	$7,503,419	$55,362,790
Income (loss) before income taxes	1,024	223,610	(20,918)	203,716
Annualized return on average interest earning assets (before tax)	0.05%	2.29%	(1.12)%	1.47%

	Three Months Ended March 31, 2022
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,638,942	$26,984,460	$5,659,646	$40,283,048
Income (loss) before income taxes	22,981	136,831	(3,770)	156,042
Annualized return on average interest earning assets (before tax)	1.20%	2.03%	(0.27)%	1.55%
See Note 16 to the consolidated financial statements for additional details.

Consumer Banking
Consumer Banking represented 18.2 percent of our loan portfolio at March 31, 2023, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.3 percent of our loan portfolio at March 31, 2023) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (which represented 3.5 percent of total loans at March 31, 2023) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, brokerage, insurance and tax credit advisory services.
Average interest earning assets within Consumer Banking increased $1.1 billion to $8.8 billion for the three months ended March 31, 2023 as compared to the same period of 2022. The increase was largely due to new residential mortgage loan volumes originated for investment rather than sale over the last 12-month period, and, to a lesser extent, growth in automobile, home equity and secured personal lines of credit.
Income before income taxes for Consumer Banking decreased $22.0 million to $1.0 million for the first quarter 2023 as compared to the first quarter 2022 mainly driven by lower net interest income, and, to a lesser extent, increases in the provision for loan losses and internal transfer expense. Net interest income decreased $13.9 million in the first quarter 2023 as compared to the same period of 2022 due to additional interest expense generated from higher average deposit and other borrowing balances, as well as an increase in interest rates. The provision for loan losses increased $4.6 million for the three months ended March 31, 2023 due to additional reserves related to residential loan growth, as well as deterioration in our economic forecast component within our CECL model as compared to one year ago. See further details in the “Allowance for Credit Losses” section of this MD&A. Internal transfer expense increased $2.2 million for the first quarter 2023 as compared to the first quarter 2022.
Net interest margin on the Consumer Banking portfolio decreased 101 basis points to 1.93 percent for the first quarter 2023 as compared to the first quarter 2022 mainly due to a 179 basis point increase in the costs associated with our funding sources, partially offset by a 78 basis point increase in the yield on average loans. The increase in our funding costs was mainly driven by higher interest rates on most of our interest bearing commercial and retail deposit products, increased utilization of fully FDIC-insured brokered deposits and higher cost of other borrowings held during the first quarter 2023. The 78 basis point increase in loan yield was largely due to higher yielding new loan volumes and adjustable rate loans in our portfolio. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
The return on average interest earning assets before income taxes for the consumer banking segment was 0.05 percent for the first quarter 2023 compared to 1.20 percent for the first quarter 2022.
Commercial Banking
Commercial Banking is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $9.0 billion and represented 18.6 percent of the total loan portfolio at March 31, 2023. Commercial real estate loans and construction loans totaled $30.8 billion and represented 63.2 percent of the total loan portfolio at March 31, 2023.
Average interest earning assets in Commercial Banking increased $12.1 billion to $39.1 billion for the three months ended March 31, 2023 as compared to the first quarter 2022. This increase was primarily due to strong organic loan growth concentrated in the commercial real estate loan portfolio as well as commercial loans acquired from Bank Leumi USA.

Income before income taxes for Commercial Banking increased $86.8 million to $223.6 million for the three months ended March 31, 2023 as compared to the same period of 2022 mainly due to an increase in net interest income, partially offset by higher internal transfer expense and non-interest expense. Net interest income for this segment increased $131.6 million to $378.2 million for the first quarter 2023 as compared to the same period in 2022 primarily due to higher average commercial loan balances and higher interest rates on new and adjustable loans. Internal transfer expense increased $31.7 million to $131.6 million for the three months ended March 31, 2023 as compared to the first quarter 2022 largely due to general increases related to both organic and acquired growth in our business operations over the last 12-month period. Non-interest expense also increased $10.6 million to $35.7 million for the three months ended March 31, 2023 as compared to the first quarter 2022. The provision for credit losses increased $1.4 million to $3.0 million as compared to the same period in 2022 mainly due to a moderate increase in certain qualitative reserves. See details in the "Allowance for Credit Losses for Loans" section of this MD&A.
The net interest margin for this segment increased 22 basis points to 3.87 percent for the first quarter 2023 as compared to the first quarter 2022 due to a 201 basis point increase in the yield on average loans, partially offset by a 179 basis point increase in the cost of our funding sources.
The return on average interest earning assets before income taxes for the consumer banking segment was 2.29 percent for the three months ended March 31, 2023 compared to 2.03 percent to the same period in 2022.
Treasury and Corporate Other
Treasury and Corporate Other largely consists of the Treasury managed held to maturity and available for sale debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to the Consumer Banking and Commercial Banking segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average earning assets and/or liabilities outstanding for the period. Other items disclosed in this segment include net gains and losses on available for sale and held to maturity securities transactions, interest expense related to subordinated notes, amortization (and impairment) of tax credit investments, as well as other non-core items, including merger expenses.
Average interest earning assets within Treasury and Corporate Other increased $1.8 billion to $7.5 billion for the three months ended March 31, 2023 mainly due to investment securities acquired from Bank Leumi USA, as well as other select investment securities purchases largely classified as held to maturity over the last 12-month period. Average interest bearing deposits with banks increased $427.7 million as compared to the same period in 2022 due to additional cash held as a cautionary liquidity management measure in March 2023.
For the three months ended March 31, 2023, loss before income taxes in this segment totaled $20.9 million compared to $3.8 million for the same period in 2022. The $17.1 million increase in the pre-tax loss during the first quarter 2023 period was mainly due to higher non-interest expense, partially offset by increases in internal transfer income and non-interest income. Non-interest expense increased $62.5 million to $218.2 million during the three months ended March 31, 2023 as compared to the same period in 2022 largely due to expenses related to our expanded banking operations and organic business growth including higher salary and employee benefits expense, net occupancy, technology, furniture and equipment, professional and legal fees and other. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A. The internal transfer income increased $33.9 million to $162.5 million for the three months ended March 31, 2023 as compared to the same period a year ago due to the higher allocation of non-interest expense over the same period. Non-interest income increased $15.7 million during the three months ended March 31, 2023 as compared to the same period in 2022 mostly due to incremental increases in several operating non-interest income categories caused by the acquisition of Bank Leumi

USA and organic growth of our business operations over the last 12-month period. Provision for credit losses increased $4.9 million mainly due to a corporate bond issued by Signature Bank within our AFS debt securities portfolio that was fully charged-off during the first quarter 2023.
The net interest margin for this segment increased 5 basis points to 1.51 percent for the first quarter 2023 as compared to the first quarter 2022 due to a 184 basis point increase in the yield on average investments, partially offset by a 179 basis point increase in cost of our funding sources. The increase in the yield on average investments as compared to the same period a year ago was largely driven by new higher yielding investments and a reduction in premium amortization expense mostly caused by slower principal repayments in the rising interest rate environment.
ASSET/LIABILITY MANAGEMENT
Interest Rate Risk
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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2023. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of March 31, 2023. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2023. Although the size of Valley’s balance sheet is forecasted to remain static as of March 31, 2023 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter 2023. The model also utilizes an immediate parallel shift in market interest rates at March 31, 2023.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$148,153	8.19%
+200	98,911	5.47
+100	49,316	2.73
–100	(33,830)	(1.87)
–200	(75,645)	(4.18)
–300	(131,350)	(7.26)
As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12-month period by 2.73 percent. Management believes the interest rate sensitivity of our balance sheet remains within an acceptable tolerance range at March 31, 2023. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
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
The Bank adheres to certain internal liquidity guidelines including ratios of loans to deposits below 110 percent and wholesale funding to total funding below 25 percent. Management maintains flexibility to temporarily exceed these limits in certain operating environments. Our loan to deposits and wholesale funding to total funding ratios were approximately 102.2 percent and 26.9 percent at March 31, 2023, respectively. The level of wholesale funding and resulting excess cash on our balance sheet at March 31, 2023 was mostly due to the cautionary liquidity actions taken in March 2023.

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
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York), investment securities held to maturity that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid), investment securities classified as trading and available for sale, loans held for sale, and from time to time, federal funds sold and receivables related to unsettled securities transactions. Total liquid assets were approximately $7.2 billion, representing 12.1 percent of earning assets at March 31, 2023 and $2.4 billion, representing 4.6 percent of earning assets at December 31, 2022. Of the $7.2 billion of liquid assets at March 31, 2023, approximately $870 million of various investment securities were pledged to counterparties to support our earning asset funding strategies. We anticipate the receipt of approximately $521.1 million in principal payments from securities in the total investment portfolio at March 31, 2023 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
Additional liquidity is derived from scheduled loan payments of principal and interest, as well as prepayments received. Loan principal payments from total loans and loans held for sale at March 31, 2023 are projected to be approximately $16.8 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, fully FDIC-insured brokered and municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured brokered deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $44.9 billion and $38.1 billion for the three months ended March 31, 2023 and for the year ended December 31, 2022, respectively, representing 81.2 percent and 79.2 percent of average earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds and the need to match the maturities of assets and liabilities.
In addition to direct customer deposits, the Bank has ample access to readily available, diverse funding sources to fulfill its current and projected capital needs. The Bank is a member of the Federal Home Loan Bank of New York (FHLB) and has the ability to borrow from them in the form of FHLB advances secured by pledges of certain eligible collateral, including but not limited to U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans. At March 31, 2023, available borrowing potential, above and beyond amounts already utilized, at these institutions totaled $11.8 billion, including borrowing capacity under the Federal Reserve Bank's discount window totaling $4.3 billion. Additional funding may be provided through deposit gathering networks and in the form of federal funds purchased through our well-established relationships with numerous banks. The Bank has access to approximately $1.5 billion of uncommitted lines for the purchase of federal funds from these banks on a collective basis. Additionally, Valley's collateral pledged to the FHLB may be used to obtain municipal letters of credit (MULOC) to collateralize certain municipal deposits held by Valley. At March 31, 2023, Valley had $1.0 billion of MULOCs outstanding for this purpose.
We also have access to other short-term and long-term borrowing sources to support our asset base, such as repos (i.e., securities sold under agreements to repurchase). Short-term borrowings increased $6.3 billion to $6.4 billion at March 31, 2023 as compared to December 31, 2022. In March 2023, we increased our short-term borrowings out of an abundance of caution to prudently bolster our liquidity position in the wake of the two recent bank failures. Since March 31, 2023, short-term FHLB advances have been allowed to mature resulting in a more normal liquidity position. We continue to closely monitor changes in the current banking environment and have substantial access to additional liquidity as highlighted above.
Additionally, the Federal Reserve established the Bank Term Funding Program on March 12, 2023 as funding source for eligible depository institutions. The Program can provide short-term liquidity (up to one year) against the par value of certain high-quality collateral, such as U.S. Treasury securities, and eliminate the potential need for an institution to sell those securities in times of stress. Advances under the Program can be requested until March 11, 2024. As of March 31, 2023, Valley did not participate in this Program, but currently has this option as an available short-term liquidity source.
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
Investment Securities Portfolio
As of March 31, 2023, we had $50.2 million, $1.3 billion, and $3.8 billion in equity, available for sale debt securities and held to maturity debt securities, respectively. The available for sale and held to maturity debt securities portfolios, which comprise the majority of the securities we own, include: U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our available for sale debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consisted of two publicly traded mutual funds, CRA investments and several other equity investments we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities. We also had $6.9 million of trading debt securities at March 31, 2023 consisting of investment grade municipal bonds and U.S. Treasury securities.
We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which we are exposed to. These evaluations may cause us to change the level of funds we deploy into investment securities, change the composition of our investment securities portfolio, and change the proportion of investments primarily made into the available for sale and held to maturity debt securities portfolios.

Allowance for Credit Losses and Impairment Analysis
Available for sale debt securities. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive loss, net of applicable taxes.
We have evaluated all available for sale debt securities that are in an unrealized loss position as of March 31, 2023 and December 31, 2022 and determined that the declines in fair value were mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in both a provision for credit losses and full charge-off of the security totaling $5.0 million during the three months ended March 31, 2023. There was no other impairment recognized within the available for sale debt securities portfolio during the three months ended March 31, 2023.
Valley does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of our amortized cost basis. None of the available for sale debt securities were past due as of March 31, 2023 and there was no allowance for credit losses for available for sale debt securities at March 31, 2023 and December 31, 2022.
Held to maturity debt securities. Valley estimates the expected credit losses on held to maturity debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the held to maturity portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. Held to maturity debt securities were carried net of an allowance for credit losses totaling approximately $1.6 million at both March 31, 2023 and December 31, 2022.
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

The following table presents the available for sale and held to maturity debt investment securities portfolios by investment grades at March 31, 2023:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA Rated	$1,072,166	$106	$(109,683)	$962,589
AA Rated	150,571	—	(24,559)	126,012
A Rated	10,111	—	(1,196)	8,915
BBB Rated	69,826	—	(6,072)	63,754
Not rated	104,333	—	(10,765)	93,568
Total	$1,412,007	$106	$(152,877)	$1,259,236
Held to maturity investment grades: *
AAA Rated	$3,406,081	$2,844	$(422,459)	$2,986,466
AA Rated	249,672	384	(12,288)	237,768
A Rated	6,593	2	(134)	6,461
BBB Rated	6,000	—	(647)	5,353
Non-investment grade	5,437	—	(833)	4,604
Not rated	173,429	1	(13,598)	159,832
Total	$3,847,212	$3,231	$(449,959)	$3,400,484
Allowance for credit losses	1,633	—	—	1,633
Total, net of allowance for credit losses	$3,845,579	$3,231	$(449,959)	$3,398,851

*	Rated using external rating agencies. Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA and AA rated categories of both the available for sale and held to maturity debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continued to be driven by the rising interest rate environment during the last 12 months. The investment securities available for sale and held to maturity portfolio included $104.3 million and $173.4 million, respectively, of investments not rated by the rating agencies with aggregate unrealized losses of $10.8 million and $13.6 million, respectively, at March 31, 2023. The unrealized losses within non-rated available for sale debt securities was mostly related to several large corporate bonds negatively impacted by rising interest rates, and not changes in underlying credit. The unrealized losses within non-rated held to maturity debt securities mostly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.0 million and several corporate and other debt securities.
See Note 7 to the consolidated financial statements for additional information regarding our investment securities portfolio.

Loan Portfolio
The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2023	December 31, 2022
	($ in thousands)
Loans
Commercial and industrial	$9,043,946	$8,804,830
Commercial real estate:
Commercial real estate	27,051,111	25,732,033
Construction	3,725,967	3,700,835
Total commercial real estate	30,777,078	29,432,868
Residential mortgage	5,486,280	5,364,550
Consumer:
Home equity	516,592	503,884
Automobile	1,717,141	1,746,225
Other consumer	1,118,929	1,064,843
Total consumer loans	3,352,662	3,314,952
Total loans*	$48,659,966	$46,917,200
As a percent of total loans:
Commercial and industrial	18.6%	18.8%
Commercial real estate	63.2	62.7
Residential mortgage	11.3	11.4
Consumer loans	6.9	7.1
Total	100.0%	100.0%

*     Includes net unearned discount and deferred loan fees of $125.4 million and $120.5 million at March 31, 2023 and December 31, 2022, respectively.
Total loans increased $1.7 billion, or 14.9 percent on an annualized basis to $48.7 billion at March 31, 2023 from December 31, 2022 mainly due to continued strong organic loan growth in commercial loan categories and a slower loan prepayment activity within the loan portfolio during the first quarter 2023. Total commercial real estate (including construction) and commercial and industrial loans increased 18.3 percent and 10.9 percent, respectively, on an annualized basis during the first quarter 2023. Residential mortgage loans held for sale at fair value totaled $17.2 million and $18.1 million at March 31, 2023 and December 31, 2022, respectively.
Commercial and industrial loans increased $239.1 million to $9.0 billion at March 31, 2023 as compared to December 31, 2022. The organic growth was mainly a result of the solid new loan volumes from our pre-existing long-term customer base across most of our geographic footprints, as well as the continued efforts of our commercial banking relationship teams.
Commercial real estate loans (excluding construction loans) increased $1.3 billion to $27.1 billion at March 31, 2023 from December 31, 2022 reflecting solid organic growth mainly due to demand for non-owner occupied loans across our geographic footprint. Our organic approach of loan production is primarily the expansion of lending with our existing clients while also establishing new relationships in our primary and new market areas. We continue to grow our commercial lending activities from out of market expansion efforts in states such as Pennsylvania, Georgia and Tennessee, as well as our relatively new markets in California and Illinois. In addition, our commercial real estate production remained strong in loans secured by multi-family dwellings, warehouses and healthcare facilities. At March 31, 2023, commercial real estate loans collateralized by office buildings were approximately $3.1 billion of the $27.1 billion portfolio. These loans are geographically disbursed largely across Florida, Alabama, New Jersey, New York, and Manhattan with a combined weighted average loan to value ratio of 54 percent and debt service coverage ratio of 1.90.

Construction loans increased only $25.1 million to $3.7 billion at March 31, 2023 from December 31, 2022 mainly driven by advances on pre-exiting construction loan projects in New Jersey, New York and Florida. The growth in new construction loans was partially offset by the run-off of completed existing projects, and, to a lesser extent, migration of such completed projects to permanent financing.
Residential mortgage loans increased $121.7 million, or 9.1 percent on an annualized basis, during the first quarter 2023 as we largely originated new loans for the held for investment portfolio rather than for sale. New and refinanced residential mortgage loan originations totaled $194.4 million for the first quarter 2023 as compared to $309.1 million and $552.6 million for the fourth quarter 2022 and first quarter 2022, respectively. Florida originations totaled $53.6 million and represented 27.6 percent of total residential mortgage loan originations in the quarter. During the first quarter 2023, we retained approximately 86.3 percent of the total residential mortgage originations in our held for investment loan portfolio. Of the total originations in the first quarter 2023, only $26.6 million of residential mortgage loans were originated for sale rather than held for investment as compared to $144.5 million during the first quarter 2022. We may continue to retain a higher percentage of new loan volumes during the second quarter 2023 mainly due to our management of the interest rate risk and the mix of the interest earning assets on our balance sheet. Additionally, the volume of both new and refinanced loan applications has remained relatively low in the early stages of the second quarter 2023 due to the high level of mortgage interest rates and tight housing inventories and may challenge our ability to grow this loan category.
Home equity loans increased by $12.7 million to $516.6 million at March 31, 2023 compared to December 31, 2022 as a result of modest growth in new originations that continues to be challenged by the unfavorable high interest rate environment.
Automobile loans decreased by $29.1 million, or 6.7 percent on an annualized basis, to $1.7 billion at March 31, 2023 as compared to December 31, 2022 largely due to lower consumer demand for new and used vehicle financing because of the higher interest rate environment. During the first quarter 2023, the interest rates on new car loans reached the highest level since 2008. We originated $31.5 million in auto loans through our dealership network during the first quarter 2023 as compared to $73.1 million in the fourth quarter 2022. Of the total originations, our Florida dealership network represented approximately 18 percent of new loans, during the first quarter 2023. Despite increased new automobile inventories available to consumers, we anticipate that the impact of inflation on average new vehicle prices coupled with rising interest rates could continue to have a negative impact on our ability to grow this loan category during the second quarter 2023.
Other consumer loans increased $54.1 million to $1.1 billion at March 31, 2023 as compared to December 31, 2022 mainly due to moderate growth in our collateralized personal lines of credit portfolio.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island and Florida. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
While confident in our commercial loan pipelines and diverse residential and consumer loan offerings, there can be no assurance that the growth trends experienced in most loan categories during the first quarter 2023 will continue, or loan balances will not decline from March 31, 2023. We expect a more challenging overall loan origination environment moving forward, especially in the residential mortgage and consumer loan portfolios, due to the impact of higher market interest rates on customer demand and selective tightening of certain underwriting standards by Valley.

Non-performing Assets
Non-performing assets (NPA) include non-accrual loans, other real estate owned (OREO), and other repossessed assets (which primarily consist of automobiles and taxi medallions) at March 31, 2023. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at lower of cost or fair value, less estimated cost to sell.
Our NPAs decreased $27.0 million to $244.9 million at March 31, 2023 as compared to December 31, 2022 mainly due to two large charge-offs within non-accrual commercial and industrial and construction loans during the first quarter 2023. NPAs as a percentage of total loans and NPAs totaled 0.50 percent and 0.58 percent at March 31, 2023 and December 31, 2022, respectively (as shown in the table below). Our total NPAs has remained relatively low as a percentage of the total loan portfolio and the level of NPAs, which is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. During the three months ended March 31, 2023, our overall credit trends have remained stable, and our business and borrowers continued to demonstrate resilience and growth despite the unexpected challenges across the banking system, slower economic growth, persistently elevated inflation and the overall uncertain economy. However, management cannot provide assurance that the non-performing assets will not materially increase from the levels reported at March 31, 2023 due to the aforementioned or other factors potentially impacting our lending customers.

The following table sets forth by loan category accruing past due and non-performing assets at the dates indicated in conjunction with our asset quality ratios:

	March 31, 2023	December 31, 2022
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$20,716	$11,664
Commercial real estate	13,580	6,638
Residential mortgage	12,599	16,146
Total consumer	7,845	9,087
Total 30 to 59 days past due	54,740	43,535
60 to 89 days past due:
Commercial and industrial	24,118	12,705
Commercial real estate	—	3,167
Residential mortgage	2,133	3,315
Total consumer	1,519	1,579
Total 60 to 89 days past due	27,770	20,766
90 or more days past due:
Commercial and industrial	8,927	18,392
Commercial real estate	—	2,292
Construction	6,450	3,990
Residential mortgage	1,668	1,866
Total consumer	747	47
Total 90 or more days past due	17,792	26,587
Total accruing past due loans	$100,302	$90,888
Non-accrual loans:
Commercial and industrial	$78,606	$98,881
Commercial real estate	67,938	68,316
Construction	68,649	74,230
Residential mortgage	23,483	25,160
Total consumer	3,318	3,174
Total non-accrual loans	241,994	269,761
Other real estate owned (OREO)	1,189	286
Other repossessed assets	1,752	1,937
Total non-performing assets (NPAs)	$244,935	$271,984
Total non-accrual loans as a % of loans	0.50%	0.57%
Total NPAs as a % of loans and NPAs	0.50	0.58
Total accruing past due and non-accrual loans as a % of loans	0.70	0.77
Allowance for loan losses as a % of non-accrual loans	180.54	170.02
Loans past due 30 to 59 days increased $11.2 million to $54.7 million at March 31, 2023 as compared to December 31, 2022 mostly due to several large commercial and industrial loans and one matured commercial real estate loan in the process of renewal included in this delinquency category at March 31, 2023. These increases were partially offset by improved performance within the residential mortgage and consumer loan categories.
Loans past due 60 to 89 days increased $7.0 million to $27.8 million at March 31, 2023 as compared to December 31, 2022 primarily due to higher commercial and industrial loans largely driven by a few large loans included in this delinquency category at March 31, 2023.

Loans 90 days or more past due and still accruing interest decreased $8.8 million to $17.8 million at March 31, 2023 as compared to December 31, 2022 mainly due to the renewals in the normal course of two matured loans during the first quarter 2023 that were previously included in this delinquency category at December 31, 2022. All loans 90 days or more past due and still accruing interest are well-secured and in the process of collection.
Non-accrual loans decreased $27.8 million to $242.0 million at March 31, 2023 as compared to $269.8 million at December 31, 2022 mainly driven by decreases in commercial and industrial loans and construction loans. Non-accrual commercial and industrial loans decreased $20.3 million primarily due to the charge-off of one loan participation that was fully reserved for in our allowance for loan losses at December 31, 2022. The decrease of $5.6 million in construction loans is mostly related to the partial charge-off of one loan relationship during the first quarter 2023 that had related allowance reserves totaling $4.3 million at December 31, 2022.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at March 31, 2023, are well secured and largely collectible based in part, on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in each collateral valuation results in an allocation of specific reserves within our allowance for credit losses for loans.
Non-performing taxi medallion loans totaled $66.0 million of the $78.6 million non-accrual commercial and industrial loans at March 31, 2023. At March 31, 2023, all taxi medallion loans in the loan portfolio were on non-accrual status and had related reserves of $41.9 million, or 64.0 percent of such loans, within the allowance for loan losses. Potential further declines in the market valuation of taxi medallions and the current operating environment mainly within New York City may negatively impact the performance of this portfolio.
OREO properties totaled $1.2 million at March 31, 2023 and increased $903 thousand as compared to December 31, 2022. There were no sales of OREO properties in the first quarter 2023 and net gains on sales of OREO in the first quarter 2022 were not material. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.5 million and $2.6 million at March 31, 2023 and December 31, 2022, respectively.
Allowance for Credit Losses for Loans
The allowance for credit losses (ACL) for loans includes the allowance for loan losses and the reserve for unfunded credit commitments. Under CECL, our methodology to establish the allowance for loan losses has two basic components: (i) a collective reserve component for estimated expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve component for loans that do not share risk characteristics, consisting of collateral dependent loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit.
Valley estimated the collective ACL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. In estimating the component of the allowance on a collective basis, we use a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics. The metrics are based on the migration of loans within the commercial and industrial loan categories from performing to loss by credit quality rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool and the severity of loss based on the aggregate net lifetime losses. The model's expected losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) the impact of the reasonable and supportable economic forecast, relative probability weightings and reversion period, (ii) other asset specific risks to the extent that they do not exist in the historical loss information, and (iii) net expected recoveries of charged-off loan balances. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses. The expected lifetime loss rate is the life of loan loss percentage from the transition matrix model plus the impact of the adjustments for qualitative factors. The expected credit losses are the product of multiplying the model’s expected lifetime loss rate by the exposure at default at period end on an undiscounted basis.
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
At March 31, 2023, the probability weightings used in our economic forecast, inclusive of the Moody's Baseline, S-3 downside and S-4 adverse scenarios, remained unchanged from December 31, 2022. The standalone Moody's Baseline scenario reflects a slightly more optimistic outlook as compared to December 31, 2022 in terms of GDP growth and unemployment levels, but the overall outlook remained relatively weak. The updated Moody's forecasts were not materially impacted by the recent bank failures, as they noted the failures did not appear to be symptomatic of serious broad-based issues in the financial system.
At March 31, 2023, the Moody's Baseline forecast included the following specific assumptions:
•GDP expansion approximately 1 percent in the second quarter 2023;
•Unemployment of 3.5 percent in the second quarter 2023 and 3.7 to 4.0 percent over the remainder of the forecast period ending in the first quarter 2025;
•Continued concerns about increased federal debt burden pushed by rising interest rates, high inflation, elevated house prices and lower consumer spending;
•The Federal Reserve continues its tightening monetary policy, including an increase of 25 basis points at its May 2023 meeting but intends to keep rates steady through 2023 with no reductions until 2024; and
•Inflation remains elevated but continues to trend downward, while reporting at approximately 5 percent in March 2023.
See more details regarding our allowance for credit losses for loans in Note 8 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	($ in thousands)
Allowance for credit losses for loans
Beginning balance	$483,255	$498,408	$375,702
Impact of the adoption of ASU No. 2022-02 (1)	(1,368)	—	—
Beginning balance, adjusted	481,887	498,408	375,702
Loans charged-off:
Commercial and industrial	(26,047)	(22,106)	(1,571)
Commercial real estate	—	(388)	(173)
Construction	(5,698)	—	—
Residential mortgage	—	(1)	(26)
Total consumer	(828)	(1,544)	(825)
Total charge-offs	(32,573)	(24,039)	(2,595)
Charged-off loans recovered:
Commercial and industrial	1,399	1,069	824
Commercial real estate	24	13	107
Residential mortgage	21	17	457
Total consumer	761	498	1,257
Total recoveries	2,205	1,597	2,645
Total net loan (charge-offs) recoveries	(30,368)	(22,442)	50
Provision charged for credit losses	9,450	7,289	3,500
Ending balance	$460,969	$483,255	$379,252
Components of allowance for credit losses for loans:
Allowance for loan losses	$436,898	$458,655	$362,510
Allowance for unfunded credit commitments	24,071	24,600	16,742
Allowance for credit losses for loans	$460,969	$483,255	$379,252
Components of provision for credit losses for loans:
Provision for credit losses for loans	$9,979	$5,353	$3,258
Provision for unfunded credit commitments	(529)	1,936	242
Total provision for credit losses for loans	$9,450	$7,289	$3,500

Allowance for credit losses for loans as a % of total loans	0.95%	1.03%	1.07%

(1) Represents the opening adjustment for the adoption of ASU No. 2022-02 effective January 1, 2023.

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the periods indicated:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(24,648)	$(21,037)	$(747)
Commercial real estate	24	(375)	(66)
Construction	(5,698)	—	—
Residential mortgage	21	16	431
Total consumer	(67)	(1,046)	432
Total	$(30,368)	$(22,442)	$50
Average loans outstanding
Commercial and industrial	$8,754,853	$8,688,005	$5,727,350
Commercial real estate	26,555,421	25,233,650	19,342,697
Construction	3,780,615	3,753,155	1,914,413
Residential mortgage	5,363,421	5,158,615	4,681,417
Total consumer	3,405,061	3,252,938	2,957,525
Total	$47,859,371	$46,086,363	$34,623,402
Annualized net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	1.13%	0.97%	0.05%
Commercial real estate	0.00	0.01	0.00
Construction	0.60	0.00	0.00
Residential mortgage	0.00	0.00	(0.04)
Total consumer	0.01	0.13	(0.06)
Total loans	0.25	0.19	0.00
Net loan charge-offs totaled $30.4 million for the first quarter 2023 as compared to $22.4 million for the fourth quarter 2022 and net recoveries of loan charge-offs $50 thousand for the first quarter 2022. The first quarter 2023 net loan charge-offs largely related to one commercial and industrial loan participation charged-off. This loan was fully reserved for in our allowance for loan losses as of December 31, 2022 and its remaining balance, net of charge-offs, was immaterial at March 31, 2023. The amount of net loan charge-offs (as presented in the above table) and the low level of individual loan charge-offs for the first quarter 2023 continued to trend within management's expectations for the credit quality of the loan portfolio at March 31, 2023.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2023		December 31, 2022		March 31, 2022
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$127,992	1.42%	$140,008	1.59%	$101,203	1.75%
Commercial real estate loans:
Commercial real estate	190,420	0.70	200,248	0.78	189,927	0.96
Construction	52,912	1.42	58,987	1.59	30,022	1.38
Total commercial real estate loans	243,332	0.79	259,235	0.88	219,949	1.00
Residential mortgage loans	41,708	0.76	39,020	0.73	28,189	0.60
Consumer loans:
Home equity	4,417	0.86	4,332	0.86	3,656	0.93
Auto and other consumer	19,449	0.69	16,060	0.57	9,513	0.37
Total consumer loans	23,866	0.71	20,392	0.62	13,169	0.45
Allowance for loan losses	436,898	0.90	458,655	0.98	362,510	1.03
Allowance for unfunded credit commitments	24,071		24,600		16,742
Total allowance for credit losses for loans	$460,969		$483,255		$379,252
Allowance for credit losses for loans as a % total loans		0.95%		1.03%		1.07%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 0.95 percent at March 31, 2023 as compared to 1.03 percent and 1.07 percent at December 31, 2022 and March 31, 2022, respectively. During the first quarter 2023, the provision for credit losses for loans totaled $9.5 million as compared to $7.3 million and $3.5 million for the fourth quarter 2022 and first quarter 2022, respectively. At March 31, 2023, our allowance for credit losses for loans as a percentage of total loans decreased as compared to December 31, 2022 largely due to the impact of the first quarter 2023 loan charge-offs with prior allocated reserves. The reduction in allocated reserves for specific loans was partially offset by a moderate uptick in non-economic qualitative reserves for commercial and industrial loans within our CECL model at March 31, 2023. The economic component of our current CECL model was relatively stable as compared to December 31, 2022.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2023 and December 31, 2022, shareholders’ equity totaled approximately $6.5 billion and $6.4 billion, which represented 10.1 percent and 11.1 percent of total assets, respectively.
During the three months ended March 31, 2023, total shareholders’ equity increased by approximately $110.8 million primarily due to:
•net income of $146.6 million,
•other comprehensive income of $20.4 million,
•additional capital issued totaling $3.8 million,
•a $990 thousand net cumulative effect adjustment to retained earnings for the adoption of ASU 2022-02, partially offset by

•cash dividends declared on common and preferred stock totaling a combined $60.4 million and
•a $505 thousand decrease attributable to the effect of our stock incentive plan.
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
We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and a minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of March 31, 2023 and December 31, 2022, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final interim rule as of April 3, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and will increase 25 percent per year until fully phased-in on January 1, 2025. As of March 31, 2023, approximately $23.6 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk-based capital ratios by approximately 6 basis points.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at March 31, 2023 and December 31, 2022:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2023
Total Risk-based Capital
Valley	$5,656,193	11.58%	$5,126,496	10.50%	N/A	N/A
Valley National Bank	5,736,909	11.75	5,125,168	10.50	$4,881,112	10.00%
Common Equity Tier 1 Capital
Valley	4,402,540	9.02	3,417,664	7.00	N/A	N/A
Valley National Bank	5,362,097	10.99	3,416,778	7.00	3,172,723	6.50
Tier 1 Risk-based Capital
Valley	4,617,381	9.46	4,150,021	8.50	N/A	N/A
Valley National Bank	5,362,097	10.99	4,148,945	8.50	3,904,890	8.00
Tier 1 Leverage Capital
Valley	4,617,381	7.96	2,319,296	4.00	N/A	N/A
Valley National Bank	5,362,097	9.25	2,319,185	4.00	2,898,982	5.00
As of December 31, 2022
Total Risk-based Capital
Valley	$5,569,639	11.63%	$5,026,621	10.50%	N/A	N/A
Valley National Bank	5,659,511	11.84	5,018,129	10.50	$4,779,170	10.00%
Common Equity Tier 1 Capital
Valley	4,315,659	9.01	3,351,080	7.00	N/A	N/A
Valley National Bank	5,284,372	11.06	3,345,419	7.00	3,106,461	6.50
Tier 1 Risk-based Capital
Valley	4,530,500	9.46	4,069,169	8.50	N/A	N/A
Valley National Bank	5,284,372	11.06	4,062,295	8.50	3,823,336	8.00
Tier 1 Leverage Capital
Valley	4,530,500	8.23	2,200,822	4.00	N/A	N/A
Valley National Bank	5,284,372	9.60	2,200,891	4.00	2,751,114	5.00
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 60.7 percent for the three months ended March 31, 2023 as compared to 61.4 percent for the year ended December 31, 2022.
Cash dividends declared amounted to $0.11 per common share for each of the three months ended March 31, 2023 and 2022. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters
For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2022 in the MD&A section - “Liquidity and Cash Requirements” and Notes 13 and 14 to the consolidated financial statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 65 for a discussion of interest rate risk.

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
(b) Changes in internal controls over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
In the normal course of business, we are a party to various outstanding legal proceedings and claims. There have been no material changes in the legal proceedings, if any, previously disclosed under Part I, Item 3 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A.	Risk Factors
There have been no material changes in the risk factors previously disclosed in the section titled "Risk Factors" in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2022, except as described below:
Our financial results and condition may be adversely impacted by recent events in the banking industry or any future similar events.
Recent events impacting the banking industry, including the bank failures in March and April 2023, have resulted in significant disruption and volatility in the capital markets, reduced current valuations of bank securities, and decreased confidence in banks among depositors and other counterparties as well as investors. These events occurred in the context of rapidly rising interest rates which, among other things, have resulted in unrealized losses in longer duration debt securities and loans held by banks, increased competition for deposits and potentially increased the risk of recession. These events have had, and may continue to have, an adverse impact on the market price of our common stock.
While the Department of the Treasury, the Federal Reserve, and the FDIC took steps to ensure that depositors of recently failed banks would have access to their insured and uninsured deposits, and to facilitate sales of certain failed banks, there is no assurance that these or similar actions will restore customer confidence in the banking system, and we may be further impacted by concerns regarding the soundness of other financial institutions, or other future bank failures or disruptions. Any loss of client deposits or changes in our credit ratings could increase the cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization. The cost of resolving the recent bank failures may also prompt the FDIC to increase its premiums above current levels or to issue additional special assessments.
These recent events and any future similar events may also result in changes to laws or regulations governing bank holding companies and banks, including higher capital requirements, or the imposition of restrictions through supervisory or enforcement activities, which could materially impact our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2023 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2023 to January 31, 2023	4,739	$11.32	—	25,000,000
February 1, 2023 to February 28, 2023	711,344	11.91	—	25,000,000
March 1, 2023 to March 31, 2023	6,362	11.55	—	25,000,000
Total	722,445	$11.90	—

(1)Includes repurchases made in connection with the vesting of employee restricted stock awards.
(2)On April 26, 2022, Valley publicly announced a stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase will expire on April 25, 2024.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
May 5, 2023	Ira Robbins
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
May 5, 2023	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)