Form 10-Q
period 2023-06-30
VALLEY NATIONAL BANCORP
filed 2023-08-07
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 507,634,731 shares were outstanding as of August 7, 2023.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Cash and due from banks	$463,318	$444,325
Interest bearing deposits with banks	1,491,091	503,622
Investment securities:
Equity securities	61,010	48,731
Trading debt securities	3,409	13,438
Available for sale debt securities	1,236,946	1,261,397
Held to maturity debt securities (net of allowance for credit losses of $1,351 at June 30, 2023 and $1,646 at December 31, 2022)	3,765,487	3,827,338
Total investment securities	5,066,852	5,150,904
Loans held for sale, at fair value	33,044	18,118
Loans	49,877,248	46,917,200
Less: Allowance for loan losses	(436,432)	(458,655)
Net loans	49,440,816	46,458,545
Premises and equipment, net	386,584	358,556
Lease right of use assets	359,751	306,352
Bank owned life insurance	717,681	717,177
Accrued interest receivable	225,918	196,606
Goodwill	1,868,936	1,868,936
Other intangible assets, net	177,946	197,456
Other assets	1,471,756	1,242,152
Total Assets	$61,703,693	$57,462,749
Liabilities
Deposits:
Non-interest bearing	$12,434,307	$14,463,645
Interest bearing:
Savings, NOW and money market	22,277,326	23,616,812
Time	14,908,182	9,556,457
Total deposits	49,619,815	47,636,914
Short-term borrowings	1,088,899	138,729
Long-term borrowings	2,443,533	1,543,058
Junior subordinated debentures issued to capital trusts	56,934	56,760
Lease liabilities	420,972	358,884
Accrued expenses and other liabilities	1,498,356	1,327,602
Total Liabilities	55,128,509	51,061,947
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at June 30, 2023 and December 31, 2022)	111,590	111,590
Series B (4,000,000 shares issued at June 30, 2023 and December 31, 2022)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 507,896,910 shares at June 30, 2023 and December 31, 2022)	178,187	178,185
Surplus	4,974,507	4,980,231
Retained earnings	1,379,534	1,218,445
Accumulated other comprehensive loss	(164,747)	(164,002)
Treasury stock, at cost (277,480 common shares at June 30, 2023 and 1,522,432 common shares at December 31, 2022)	(1,988)	(21,748)
Total Shareholders’ Equity	6,575,184	6,400,802
Total Liabilities and Shareholders’ Equity	$61,703,693	$57,462,749
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest Income
Interest and fees on loans	$715,172	$415,577	$1,370,398	$732,942
Interest and dividends on investment securities:
Taxable	31,919	27,534	64,208	45,973
Tax-exempt	5,575	5,191	10,900	7,708
Dividends	7,517	3,076	12,702	4,752
Interest on federal funds sold and other short-term investments	27,276	1,569	49,481	2,030
Total interest income	787,459	452,947	1,507,689	793,405
Interest Expense
Interest on deposits:
Savings, NOW and money market	164,842	17,122	315,608	26,749
Time	125,764	3,269	206,062	6,100
Interest on short-term borrowings	50,208	4,083	84,156	4,889
Interest on long-term borrowings and junior subordinated debentures	26,880	10,313	46,078	19,838
Total interest expense	367,694	34,787	651,904	57,576
Net Interest Income	419,765	418,160	855,785	735,829
(Credit) provision for credit losses for available for sale and held to maturity securities	(282)	286	4,705	343
Provision for credit losses for loans	6,332	43,712	15,782	47,212
Net Interest Income After Provision for Credit Losses	413,715	374,162	835,298	688,274
Non-Interest Income
Wealth management and trust fees	11,176	9,577	20,763	14,708
Insurance commissions	3,139	3,463	5,559	5,322
Capital markets	16,967	14,711	27,859	29,071
Service charges on deposit accounts	10,542	10,067	21,018	16,279
Gains (losses) on securities transactions, net	217	(309)	595	(1,381)
Fees from loan servicing	2,702	2,717	5,373	5,498
Gains on sales of loans, net	1,240	3,602	1,729	4,588
Bank owned life insurance	2,443	2,113	5,027	4,159
Other	11,649	12,592	26,451	19,559
Total non-interest income	60,075	58,533	114,374	97,803
Non-Interest Expense
Salary and employee benefits expense	149,594	154,798	294,580	262,531
Net occupancy expense	25,949	22,429	49,205	44,420
Technology, furniture and equipment expense	32,476	49,866	68,984	75,880
FDIC insurance assessment	10,426	5,351	19,581	9,509
Amortization of other intangible assets	9,812	11,400	20,331	15,837
Professional and legal fees	21,406	30,409	38,220	45,158
Amortization of tax credit investments	5,018	3,193	9,271	6,089
Other	28,290	22,284	54,965	37,646
Total non-interest expense	282,971	299,730	555,137	497,070
Income Before Income Taxes	190,819	132,965	394,535	289,007
Income tax expense	51,759	36,552	108,924	75,866
Net Income	139,060	96,413	285,611	213,141
Dividends on preferred stock	4,030	3,172	7,904	6,344
Net Income Available to Common Shareholders	$135,030	$93,241	$277,707	$206,797

Earnings Per Common Share:
Basic	$0.27	$0.18	$0.55	$0.45
Diluted	0.27	0.18	0.55	0.44
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$139,060	$96,413	$285,611	$213,141
Other comprehensive loss, net of tax:
Unrealized gains and losses on available for sale securities
Net losses arising during the period	(18,051)	(52,269)	(881)	(91,161)
Less reclassification adjustment for net gains included in net income	—	—	—	(10)
Total	(18,051)	(52,269)	(881)	(91,171)
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(3,573)	(23)	(775)	195
Less reclassification adjustment for net losses (gains) included in net income	516	(80)	895	306
Total	(3,057)	(103)	120	501
Defined benefit pension and postretirement benefit plans
Amortization of actuarial net loss	8	133	16	265
Total other comprehensive loss	(21,100)	(52,239)	(745)	(90,405)
Total comprehensive income	$117,960	$44,174	$284,866	$122,736
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2023

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2022	$209,691	506,374	$178,185	$4,980,231	$1,218,445	$(164,002)	$(21,748)	$6,400,802
Adjustment due to the adoption of ASU 2022-02	—	—	—	—	990	—	—	990
Balance - January 1, 2023	209,691	506,374	178,185	4,980,231	1,219,435	(164,002)	(21,748)	6,401,792
Net income	—	—	—	—	146,551	—	—	146,551
Other comprehensive income, net of tax	—	—	—	—	—	20,355	—	20,355
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,077)	—	—	(2,077)
Common stock, $0.11 per share	—	—	—	—	(56,488)	—	—	(56,488)
Effect of stock incentive plan, net	—	1,061	1	(12,569)	(3,994)	—	16,057	(505)
Common stock issued	—	327	—	—	(650)	—	4,400	3,750
Balance - March 31, 2023	$209,691	507,762	$178,186	$4,967,662	$1,300,980	$(143,647)	$(1,291)	$6,511,581
Net income	—	—	—	—	139,060	—	—	139,060
Other comprehensive loss, net of tax	—	—	—	—	—	(21,100)	—	(21,100)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.56 per share	—	—	—	—	(2,233)	—	—	(2,233)
Common stock, $0.11 per share	—	—	—	—	(56,474)	—	—	(56,474)
Effect of stock incentive plan, net	—	157	1	6,845	(2)	—	1,395	8,239
Common stock repurchased	—	(300)	—	—	—	—	(2,092)	(2,092)
Balance - June 30, 2023	$209,691	507,619	$178,187	$4,974,507	$1,379,534	$(164,747)	$(1,988)	$6,575,184

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited) (continued)

For the Six Months Ended June 30, 2022

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands)
Balance - December 31, 2021	$209,691	421,437	$148,482	$3,883,035	$883,645	$(17,932)	$(22,855)	$5,084,066
Net income	—	—	—	—	116,728	—	—	116,728
Other comprehensive loss, net of tax	—	—	—	—	—	(38,166)	—	(38,166)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(46,803)	—	—	(46,803)
Effect of stock incentive plan, net	—	972	—	(10,799)	(5,173)	—	13,220	(2,752)
Common stock repurchased	—	(1,015)	—	—	—	—	(13,517)	(13,517)
Balance - March 31, 2022	$209,691	421,394	$148,482	$3,872,236	$945,225	$(56,098)	$(23,152)	$5,096,384
Net income	—	—	—	—	96,413	—	—	96,413
Other comprehensive loss, net of tax	—	—	—	—	—	(52,239)	—	(52,239)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.34 per share	—	—	—	—	(1,375)	—	—	(1,375)
Common stock, $0.11 per share	—	—	—	—	(56,211)	—	—	(56,211)
Effect of stock incentive plan, net	—	72	1	5,125	(109)	—	892	5,909
Common stock issued	—	84,863	29,702	1,088,127	—	—	—	1,117,829
Balance - June 30, 2022	$209,691	506,329	$178,185	$4,965,488	$982,146	$(108,337)	$(22,260)	$6,204,913

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$285,611	$213,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,425	18,297
Stock-based compensation	16,773	13,420
Provision for credit losses	20,487	47,555
Net amortization of premiums and accretion of discounts on securities and borrowings	(639)	9,680
Amortization of other intangible assets	20,331	15,837
Losses (gains) on available for sale and held to maturity debt securities, net	33	(69)
Proceeds from sales of loans held for sale	72,925	331,298
Gains on sales of loans, net	(1,729)	(4,588)
Originations of loans held for sale	(76,943)	(210,048)
(Gains) losses on sales of assets, net	(286)	265
Net change in:
Fair value of borrowings hedged by derivative transactions	(291)	(20,194)
Trading debt securities	10,029	39,580
Lease right of use assets	(53,412)	521
Cash surrender value of bank owned life insurance	(5,722)	(4,159)
Accrued interest receivable	(29,312)	(12,083)
Other assets	(230,017)	(191,597)
Accrued expenses and other liabilities	233,419	558,675
Net cash provided by operating activities	282,682	805,531
Cash flows from investing activities:
Net loan originations and purchases	(3,009,649)	(3,495,486)
Equity securities:
Purchases	(9,662)	(1,538)
Sales	771	1,110
Held to maturity debt securities:
Purchases	(114,544)	(545,934)
Maturities, calls and principal repayments	175,492	294,052
Available for sale debt securities:
Purchases	(41,470)	(38,000)
Sales	17,910	12,846
Maturities, calls and principal repayments	44,534	150,262
Death benefit proceeds from bank owned life insurance	5,218	3,089
Proceeds from sales of real estate property and equipment	490	7,265
Purchases of real estate property and equipment	(49,468)	(35,164)
Cash and cash equivalent acquired in acquisitions, net	—	321,540
Net cash used in investing activities	(2,980,378)	(3,325,958)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)
	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Net change in deposits	$1,982,901	$1,218,642
Net change in short-term borrowings	950,170	763,284
Proceeds from issuance of long-term borrowings, net	1,250,000	—
Repayments of long-term borrowings	(350,000)	—
Cash dividends paid to preferred shareholders	(7,904)	(6,344)
Cash dividends paid to common shareholders	(113,611)	(92,618)
Purchase of common shares to treasury	(11,133)	(23,886)
Common stock issued, net	3,750	106
Other, net	(15)	(365)
Net cash provided by financing activities	3,704,158	1,858,819
Net change in cash and cash equivalents	1,006,462	(661,608)
Cash and cash equivalents at beginning of year	947,947	2,049,920
Cash and cash equivalents at end of period	$1,954,409	$1,388,312

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$571,741	$57,151
Federal and state income taxes	122,130	77,285
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$903	$—
Transfer of loans to loans held for sale	10,000	—
Lease right of use assets obtained in exchange for operating lease liabilities	81,727	24,745
Acquisitions:
Non-cash assets acquired:
Equity securities	—	6,239
Investment securities available for sale	—	505,928
Investment securities held to maturity	—	806,627
Loans, net	—	5,844,070
Premises and equipment, net	—	38,827
Lease right of use assets	—	49,434
Bank owned life insurance	—	126,861
Accrued interest receivable	—	25,717
Goodwill	—	407,522
Other intangible assets, net	—	159,587
Other assets	—	158,352
Total non-cash assets acquired	$—	$8,129,164
Liabilities assumed:
Deposits	—	7,029,997
Short-term borrowings	—	103,794
Lease liabilities	—	79,844
Accrued expenses and other liabilities	—	119,240
Total liabilities assumed	$—	$7,332,875
Non-cash net assets acquired	—	796,289
Net cash and cash equivalents acquired in acquisition	$—	$321,540
Common stock issued in acquisition	$—	$1,117,829
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at June 30, 2023 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
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
Merger expenses, primarily consisting of salary and employee benefit expense, totaled $4.1 million for the six months ended June 30, 2023. There were no merger expenses for the three months ended June 30, 2023. Merger expenses totaled $54.5 million and $58.9 million for the three and six months ended June 30, 2022, respectively, and largely consisted of salary and employee benefit expense, professional and legal fees and technology related costs within non-interest expense on the consolidated statements of income.
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

Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except for share and per share data)
Net income available to common shareholders	$135,030	$93,241	$277,707	$206,797
Basic weighted average number of common shares outstanding	507,690,043	506,302,464	507,402,268	464,172,210
Plus: Common stock equivalents	952,982	2,176,742	1,674,035	2,148,473
Diluted weighted average number of common shares outstanding	508,643,025	508,479,206	509,076,303	466,320,683
Earnings per common share:
Basic	$0.27	$0.18	$0.55	$0.45
Diluted	0.27	0.18	0.55	0.44
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price per share of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with restricted stock units. Potential anti-dilutive weighted common shares totaled approximately 7.2 million and 2.2 million for the three months ended June 30, 2023 and 2022, respectively, and 3.0 million and 1.1 million for the six months ended June 30, 2023 and 2022, respectively.

Note 4. Accumulated Other Comprehensive Loss
The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2023:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
Balance at March 31, 2023	$(110,648)	$5,410	$(38,409)	$(143,647)
Other comprehensive loss before reclassification	(18,051)	(3,573)	—	(21,624)
Amounts reclassified from other comprehensive loss	—	516	8	524
Other comprehensive (loss) income, net	(18,051)	(3,057)	8	(21,100)
Balance at June 30, 2023	$(128,699)	$2,353	$(38,401)	$(164,747)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
Balance at December 31, 2022	$(127,818)	$2,233	$(38,417)	$(164,002)
Other comprehensive loss before reclassification	(881)	(775)	—	(1,656)
Amounts reclassified from other comprehensive loss	—	895	16	911
Other comprehensive (loss) income, net	(881)	120	16	(745)
Balance at June 30, 2023	$(128,699)	$2,353	$(38,401)	$(164,747)
The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2023 and 2022:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Accumulated Other Comprehensive Loss	2023	2022	2023	2022	Income Statement Line Item
	(in thousands)
Unrealized gains on AFS securities before tax	$—	$—	$—	$14	Gains (losses) on securities transactions, net
Tax effect	—	—	—	(4)
Total net of tax	—	—	—	10
Unrealized gains (losses) on derivatives (cash flow hedges) before tax	(725)	116	(1,256)	(426)	Interest income, interest expense
Tax effect	209	(36)	361	120
Total net of tax	(516)	80	(895)	(306)
Defined benefit pension and postretirement benefit plans:
Amortization of actuarial net loss	(11)	(184)	(22)	(367)	*
Tax effect	3	51	6	102
Total net of tax	(8)	(133)	(16)	(265)
Total reclassifications, net of tax	$(524)	$(53)	$(911)	$(561)

*	Amortization of actuarial net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.
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
Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2023 and December 31, 2022. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	June 30, 2023	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,635	$23,635	$—	$—
Equity securities at net asset value (NAV)	12,328	—	—	—
Trading debt securities	3,409	3,409	—	—
Available for sale debt securities:
U.S. Treasury securities	282,398	282,398	—	—
U.S. government agency securities	24,192	—	24,192	—
Obligations of states and political subdivisions	171,043	—	171,043	—
Residential mortgage-backed securities	594,636	—	594,636	—
Corporate and other debt securities	164,677	—	164,677	—
Total available for sale debt securities	1,236,946	282,398	954,548	—
Loans held for sale (1)	23,044	—	23,044	—
Other assets (2)	571,620	—	571,620	—
Total assets	$1,870,982	$309,442	$1,549,212	$—
Liabilities
Other liabilities (2)	$599,226	$—	$599,226	$—
Total liabilities	$599,226	$—	$599,226	$—
Non-recurring fair value measurements:
Non-performing loans held for sale	$10,000	$—	$10,000	$—
Collateral dependent loans	63,972	—	—	63,972
Foreclosed assets	2,132	—	—	2,132
Total	$76,104	$—	$10,000	$66,104

		Fair Value Measurements at Reporting Date Using:
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling approximately $23.0 million and $17.9 million at June 30, 2023 and December 31, 2022, respectively.
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
Trading debt securities. The fair value of trading debt securities, consisting of U.S. Treasury securities are reported at fair value utilizing Level 1 inputs at June 30, 2023. At December 31, 2022, trading debt securities consisted of U.S. Treasury securities and municipal bonds reported at fair value utilizing Level 1 and Level 2 inputs, respectively. The prices for municipal bonds investments were derived from market quotations and matrix pricing obtained through an independent pricing service. Management reviews the data and assumptions used in pricing the securities by its third-party provider to ensure the highest level of significant inputs are derived from market observable data.
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
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2023 and December 31, 2022 based on the short duration these assets were held, and the credit quality of these loans.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the Overnight Index Swap and Secured Overnight Financing Rate (SOFR) curves. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2023 and December 31, 2022), is determined based on the current market prices for similar instruments. The fair values of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2023 and December 31, 2022.
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
Non-performing loans held for sale. Valley transferred one non-performing construction loan totaling $10.0 million, net of charge-offs, to loans held for sale at June 30, 2023. The transfer at the loan's fair value resulted in a $4.2 million charge-off to the allowance of loan losses for the three months ended June 30, 2023. The fair value of the loan was determined using Level 2 inputs, including bids from a third party broker engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a formal bidding process in which each participant was required to provide an indicative non-binding bid. Fair value was determined based on a non-binding sale agreement selected by Valley during the bidding process that is expected to close during the third quarter 2023.
Collateral dependent loans. Collateral dependent loans are loans when foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At June 30, 2023, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. At June 30, 2023, collateral dependent loans with a total amortized cost of $125.0 million, including our taxi medallion loan portfolio, were reduced by specific allowance for loan losses allocations totaling $61.0 million to a reported total net carrying amount of $64.0 million.
Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, an asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no adjustments to the appraisals of foreclosed assets at June 30, 2023 and December 31, 2022.
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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2023 and December 31, 2022 were as follows:

	Fair Value Hierarchy	June 30, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$463,318	$463,318	$444,325	$444,325
Interest bearing deposits with banks	Level 1	1,491,091	1,491,091	503,622	503,622
Equity securities (1)	Level 3	25,047	25,047	15,138	15,138
Held to maturity debt securities:
U.S. Treasury securities	Level 1	66,579	65,675	66,911	65,889
U.S. government agency securities	Level 2	261,197	215,039	260,392	212,712
Obligations of states and political subdivisions	Level 2	465,115	438,991	480,298	453,195
Residential mortgage-backed securities	Level 2	2,861,227	2,461,519	2,909,106	2,495,797
Trust preferred securities	Level 2	37,052	29,344	37,043	31,106
Corporate and other debt securities	Level 2	75,668	68,380	75,234	70,771
Total held to maturity debt securities (2)		3,766,838	3,278,948	3,828,984	3,329,470
Net loans	Level 3	49,440,816	47,472,065	46,458,545	44,910,049
Accrued interest receivable	Level 1	225,918	225,918	196,606	196,606
Federal Reserve Bank and Federal Home Loan Bank stock (3)	Level 2	326,959	326,959	238,056	238,056
Financial liabilities
Deposits without stated maturities	Level 1	34,711,633	34,711,633	38,080,457	38,080,457
Deposits with stated maturities	Level 2	14,908,182	14,783,271	9,556,457	9,443,253
Short-term borrowings	Level 1	1,088,899	1,066,450	138,729	138,729
Long-term borrowings	Level 2	2,443,533	2,340,324	1,543,058	1,395,991
Junior subordinated debentures issued to capital trusts	Level 2	56,934	48,117	56,760	50,923
Accrued interest payable (4)	Level 1	125,873	125,873	45,617	45,617

(1)Represents equity securities without a readily determinable fair value measured at cost less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.
Note 7. Investment Securities
Equity Securities
Equity securities totaled $61.0 million and $48.7 million at June 30, 2023 and December 31, 2022, respectively. See Note 6 for further details on equity securities.
Trading Debt Securities
The fair value of trading debt securities totaled $3.4 million and $13.4 million at June 30, 2023 and December 31, 2022, respectively. Net trading gains and losses were included in net gains and losses on securities transactions within non-interest income. We recorded net trading gains of $226 thousand and $628 thousand for the three and six months ended June 30, 2023, respectively. We recorded net trading losses of $387 thousand and $1.4 million for the three and six months ended June 30, 2022, respectively.

Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at June 30, 2023 and December 31, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2023
U.S. Treasury securities	$310,936	$—	$(28,538)	$282,398
U.S. government agency securities	26,799	19	(2,626)	24,192
Obligations of states and political subdivisions:
Obligations of states and state agencies	9,425	—	(776)	8,649
Municipal bonds	193,920	—	(31,526)	162,394
Total obligations of states and political subdivisions	203,345	—	(32,302)	171,043
Residential mortgage-backed securities	681,513	20	(86,897)	594,636
Corporate and other debt securities	192,087	—	(27,410)	164,677
Total	$1,414,680	$39	$(177,773)	$1,236,946
December 31, 2022
U.S. Treasury securities	$308,137	$—	$(28,639)	$279,498
U.S. government agency securities	29,494	47	(2,577)	26,964
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,899	—	(493)	10,406
Municipal bonds	171,586	—	(35,181)	136,405
Total obligations of states and political subdivisions	182,485	—	(35,674)	146,811
Residential mortgage-backed securities	719,868	64	(90,114)	629,818
Corporate and other debt securities	197,927	—	(19,621)	178,306
Total	$1,437,911	$111	$(176,625)	$1,261,397

Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $4.9 million and $5.6 million at June 30, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The age of unrealized losses and fair value of the related available for sale debt securities at June 30, 2023 and December 31, 2022 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2023
U.S. Treasury securities	$—	$—	$282,398	$(28,538)	$282,398	$(28,538)
U.S. government agency securities	—	—	22,818	(2,626)	22,818	(2,626)
Obligations of states and political subdivisions:
Obligations of states and state agencies	1,223	(20)	7,426	(756)	8,649	(776)
Municipal bonds	1,405	(20)	137,180	(31,506)	138,585	(31,526)
Total obligations of states and political subdivisions	2,628	(40)	144,606	(32,262)	147,234	(32,302)
Residential mortgage-backed securities	30,949	(1,919)	562,383	(84,978)	593,332	(86,897)
Corporate and other debt securities	44,404	(7,239)	120,273	(20,171)	164,677	(27,410)
Total	$77,981	$(9,198)	$1,132,478	$(168,575)	$1,210,459	$(177,773)
December 31, 2022
U.S. Treasury securities	$279,498	$(28,639)	$—	$—	$279,498	$(28,639)
U.S. government agency securities	22,831	(2,538)	1,116	(39)	23,947	(2,577)
Obligations of states and political subdivisions:
Obligations of states and state agencies	2,943	(54)	7,462	(439)	10,405	(493)
Municipal bonds	112,029	(26,044)	24,127	(9,137)	136,156	(35,181)
Total obligations of states and political subdivisions	114,972	(26,098)	31,589	(9,576)	146,561	(35,674)
Residential mortgage-backed securities	311,836	(27,152)	314,834	(62,962)	626,670	(90,114)
Corporate and other debt securities	144,924	(12,581)	33,382	(7,040)	178,306	(19,621)
Total	$874,061	$(97,008)	$380,921	$(79,617)	$1,254,982	$(176,625)
Within the available for sale debt securities portfolio, the total number of security positions in an unrealized loss position was 725 and 730 at June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, the fair value of available for sale debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $847.1 million.
The contractual maturities of available for sale debt securities at June 30, 2023 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2023
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$2,350	$2,322
Due after one year through five years	282,534	265,870
Due after five years through ten years	175,056	148,811
Due after ten years	273,227	225,307
Residential mortgage-backed securities	681,513	594,636
Total	$1,414,680	$1,236,946
Actual maturities of available for sale debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 7.68 years at June 30, 2023.
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
Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Based on a comparison of the present value of expected cash flows to the amortized cost, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in a provision for credit losses and full charge-off of the bond totaling $5.0 million during the three months ended March 31, 2023. Valley also evaluated available for sale debt securities that are in an unrealized loss position as of June 30, 2023 included in the table above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. There was no impairment recognized during the three months ended June 30, 2023 and the three and six months ended June 30, 2022.
The following table details the activity in the allowance for credit losses for the six months ended June 30, 2023.

Six Months Ended June 30, 2023
(in thousands)
Beginning balance	$—
Provision for credit losses	5,000
Charge-offs	(5,000)
Ending balance	$—
Valley does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of their amortized cost basis. None of the available for sale debt securities were past due as of June 30, 2023 and there was no allowance for credit losses for available for sale debt securities at June 30, 2023, December 31, 2022 and June 30, 2022.

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at June 30, 2023 and December 31, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
June 30, 2023
U.S. Treasury securities	$66,579	$—	$(904)	$65,675	$—	$66,579
U.S. government agency securities	261,197	—	(46,158)	215,039	—	261,197
Obligations of states and political subdivisions:
Obligations of states and state agencies	88,561	91	(5,112)	83,540	409	88,152
Municipal bonds	376,554	27	(21,130)	355,451	57	376,497
Total obligations of states and political subdivisions	465,115	118	(26,242)	438,991	466	464,649
Residential mortgage-backed securities	2,861,227	906	(400,614)	2,461,519	—	2,861,227
Trust preferred securities	37,052	1	(7,709)	29,344	559	36,493
Corporate and other debt securities	75,668	—	(7,288)	68,380	326	75,342
Total	$3,766,838	$1,025	$(488,915)	$3,278,948	$1,351	$3,765,487
December 31, 2022
U.S. Treasury securities	$66,911	$—	$(1,022)	$65,889	$—	$66,911
U.S. government agency securities	260,392	—	(47,680)	212,712	—	260,392
Obligations of states and political subdivisions:
Obligations of states and state agencies	99,238	305	(3,869)	95,674	252	98,986
Municipal bonds	381,060	76	(23,615)	357,521	41	381,019
Total obligations of states and political subdivisions	480,298	381	(27,484)	453,195	293	480,005
Residential mortgage-backed securities	2,909,106	1,723	(415,032)	2,495,797	—	2,909,106
Trust preferred securities	37,043	1	(5,938)	31,106	888	36,155
Corporate and other debt securities	75,234	—	(4,463)	70,771	465	74,769
Total	$3,828,984	$2,105	$(501,619)	$3,329,470	$1,646	$3,827,338
Accrued interest on investments, which is excluded from the amortized cost of held to maturity debt securities, totaled $13.6 million and $13.5 million at June 30, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. Held to maturity debt securities are carried net of an allowance for credit losses.

The age of unrealized losses and fair value of related debt securities held to maturity at June 30, 2023 and December 31, 2022 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2023
U.S. Treasury securities	$30,998	$(598)	$34,677	$(306)	$65,675	$(904)
U.S. government agency securities	—	—	213,885	(46,158)	213,885	(46,158)
Obligations of states and political subdivisions:
Obligations of states and state agencies	25,298	(623)	44,869	(4,489)	70,167	(5,112)
Municipal bonds	84,224	(1,437)	200,924	(19,693)	285,148	(21,130)
Total obligations of states and political subdivisions	109,522	(2,060)	245,793	(24,182)	355,315	(26,242)
Residential mortgage-backed securities	182,290	(6,756)	2,107,464	(393,858)	2,289,754	(400,614)
Trust preferred securities	—	—	28,343	(7,709)	28,343	(7,709)
Corporate and other debt securities	18,056	(1,194)	50,324	(6,094)	68,380	(7,288)
Total	$340,866	$(10,608)	$2,680,486	$(478,307)	$3,021,352	$(488,915)
December 31, 2022
U.S. Treasury securities	$65,889	$(1,022)	$—	$—	$65,889	$(1,022)
U.S. government agency securities	209,863	(47,508)	1,673	(172)	211,536	(47,680)
Obligations of states and political subdivisions:
Obligations of states and state agencies	62,443	(2,020)	18,231	(1,849)	80,674	(3,869)
Municipal bonds	251,970	(20,457)	15,534	(3,158)	267,504	(23,615)
Total obligations of states and political subdivisions	314,413	(22,477)	33,765	(5,007)	348,178	(27,484)
Residential mortgage-backed securities	962,690	(109,532)	1,413,590	(305,500)	2,376,280	(415,032)
Trust preferred securities	—	—	30,105	(5,938)	30,105	(5,938)
Corporate and other debt securities	57,245	(2,989)	13,525	(1,474)	70,770	(4,463)
Total	$1,610,100	$(183,528)	$1,492,658	$(318,091)	$3,102,758	$(501,619)

Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 811 and 802 at June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $2.4 billion.

The contractual maturities of investments in debt securities held to maturity at June 30, 2023 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2023
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$68,033	$67,619
Due after one year through five years	126,908	123,033
Due after five years through ten years	95,472	87,948
Due after ten years	615,198	538,829
Residential mortgage-backed securities	2,861,227	2,461,519
Total	$3,766,838	$3,278,948
Actual maturities of held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 10.05 years at June 30, 2023.

Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities through the use of the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at June 30, 2023 and December 31, 2022.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
June 30, 2023
U.S. Treasury securities	$66,579	$—	$—	$—	$66,579
U.S. government agency securities	261,197	—	—	—	261,197
Obligations of states and political subdivisions:
Obligations of states and state agencies	65,768	—	5,416	17,377	88,561
Municipal bonds	321,860	—	—	54,694	376,554
Total obligations of states and political subdivisions	387,628	—	5,416	72,071	465,115
Residential mortgage-backed securities	2,861,227	—	—	—	2,861,227
Trust preferred securities	—	—	—	37,052	37,052
Corporate and other debt securities	—	6,000	—	69,668	75,668
Total	$3,576,631	$6,000	$5,416	$178,791	$3,766,838
December 31, 2022
U.S. Treasury securities	$66,911	$—	$—	$—	$66,911
U.S. government agency securities	260,392	—	—	—	260,392
Obligations of states and political subdivisions:
Obligations of states and state agencies	74,943	—	5,497	18,798	99,238
Municipal bonds	333,488	—	—	47,572	381,060
Total obligations of states and political subdivisions	408,431	—	5,497	66,370	480,298
Residential mortgage-backed securities	2,909,106	—	—	—	2,909,106
Trust preferred securities	—	—	—	37,043	37,043
Corporate and other debt securities	2,000	6,000	—	67,234	75,234
Total	$3,646,840	$6,000	$5,497	$170,647	$3,828,984
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At June 30, 2023, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the "non-rated" category included tax exempt mortgage securities (TEMS) secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate and other debt securities in the non-rated category mostly consist of high quality foreign issued bonds.
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

The following table details the activity in the allowance for credit losses for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Beginning balance	$1,633	$1,222	$1,646	$1,165
(Credit) provision for credit losses	(282)	286	(295)	343
Ending balance	$1,351	$1,508	$1,351	$1,508
There were no sales of available for sale and held to maturity debt securities during the three and six months ended June 30, 2023 and 2022, respectively.
Note 8. Loans and Allowance for Credit Losses for Loans
The detail of the loan portfolio as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Loans:
Commercial and industrial	$9,287,309	$8,804,830
Commercial real estate:
Commercial real estate	27,793,072	25,732,033
Construction	3,815,761	3,700,835
Total commercial real estate loans	31,608,833	29,432,868
Residential mortgage	5,560,356	5,364,550
Consumer:
Home equity	535,493	503,884
Automobile	1,632,875	1,746,225
Other consumer	1,252,382	1,064,843
Total consumer loans	3,420,750	3,314,952
Total loans	$49,877,248	$46,917,200
Total loans include net unearned discounts and deferred loan fees of $119.1 million and $120.5 million at June 30, 2023 and December 31, 2022, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $202.1 million and $175.9 million at June 30, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
During the three months ended June 30, 2023, Valley transferred a non-performing construction loan totaling $10.0 million, net of $4.2 million charge-offs from the held for investment loan portfolio to loans held for sale. See Note 6 for further details. There were no sales of loans from the held for investment portfolio during the three and six months ended June 30, 2023 and 2022.
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
Credit Quality
The following table presents past due, current and non-accrual loans without an allowance for loan losses by loan portfolio class at June 30, 2023 and December 31, 2022:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
June 30, 2023
Commercial and industrial	$6,229	$7,468	$6,599	$84,449	$104,745	$9,182,564	$9,287,309	$8,221
Commercial real estate:
Commercial real estate	3,612	—	2,242	82,712	88,566	27,704,506	27,793,072	76,438
Construction	—	—	3,990	63,043	67,033	3,748,728	3,815,761	15,476
Total commercial real estate loans	3,612	—	6,232	145,755	155,599	31,453,234	31,608,833	91,914
Residential mortgage	15,565	1,348	1,165	20,819	38,897	5,521,459	5,560,356	16,151
Consumer loans:
Home equity	959	46	—	2,737	3,742	531,751	535,493	—
Automobile	5,963	568	332	248	7,111	1,625,764	1,632,875	—
Other consumer	1,509	3,512	674	83	5,778	1,246,604	1,252,382	—
Total consumer loans	8,431	4,126	1,006	3,068	16,631	3,404,119	3,420,750	—
Total	$33,837	$12,942	$15,002	$254,091	$315,872	$49,561,376	$49,877,248	$116,286

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2022
Commercial and industrial	$11,664	$12,705	$18,392	$98,881	$141,642	$8,663,188	$8,804,830	$5,659
Commercial real estate:
Commercial real estate	6,638	3,167	2,292	68,316	80,413	25,651,620	25,732,033	66,066
Construction	—	—	3,990	74,230	78,220	3,622,615	3,700,835	16,120
Total commercial real estate loans	6,638	3,167	6,282	142,546	158,633	29,274,235	29,432,868	82,186
Residential mortgage	16,146	3,315	1,866	25,160	46,487	5,318,063	5,364,550	14,224
Consumer loans:
Home equity	955	254	—	2,810	4,019	499,865	503,884	117
Automobile	5,974	630	1	271	6,876	1,739,349	1,746,225	—
Other consumer	2,158	695	46	93	2,992	1,061,851	1,064,843	—
Total consumer loans	9,087	1,579	47	3,174	13,887	3,301,065	3,314,952	117
Total	$43,535	$20,766	$26,587	$269,761	$360,649	$46,556,551	$46,917,200	$102,186

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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at June 30, 2023 and December 31, 2022, as well as the gross loan charge-offs by year of origination for the six months ended June 30, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$978,383	$1,233,039	$987,984	$490,159	$267,719	$565,910	$4,420,712	$306	$8,944,212
Special Mention	16,582	43,260	3,257	19,948	4,125	7,005	131,677	1,488	227,342
Substandard	6,056	754	3,288	1,706	1,703	2,819	25,681	—	42,007
Doubtful	1,500	669	2,768	—	2,674	63,427	2,710	—	73,748
Total commercial and industrial	$1,002,521	$1,277,722	$997,297	$511,813	$276,221	$639,161	$4,580,780	$1,794	$9,287,309
Commercial real estate
Risk Rating:
Pass	$3,006,116	$6,675,372	$4,997,069	$3,073,019	$2,453,918	$6,040,604	$542,644	$3,310	$26,792,052
Special Mention	86,078	52,939	51,208	111,268	100,524	205,971	6,621	—	614,609
Substandard	10,972	30,664	35,577	27,280	36,320	237,578	7,830	—	386,221
Doubtful	—	—	—	190	—	—	—	—	190
Total commercial real estate	$3,103,166	$6,758,975	$5,083,854	$3,211,757	$2,590,762	$6,484,153	$557,095	$3,310	$27,793,072
Construction
Risk Rating:
Pass	$390,550	$702,031	$342,403	$32,129	$18,878	$20,230	$2,251,552	$—	$3,757,773
Substandard	8,538	12,969	7,427	—	955	17,668	3,501	—	51,058
Doubtful	—	6,930	—	—	—	—	—	—	6,930
Total construction	$399,088	$721,930	$349,830	$32,129	$19,833	$37,898	$2,255,053	$—	$3,815,761
Gross loan charge-offs	$—	$7,288	$24,658	$6,479	$908	$2,524	$26	$—	$41,883

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,600,747	$1,089,386	$590,406	$322,564	$250,031	$386,085	$4,307,163	$144	$8,546,526
Special Mention	31,557	3,367	19,492	4,732	4,369	3,558	51,021	7	118,103
Substandard	288	1,734	4,121	1,412	4,256	4,879	31,698	—	48,388
Doubtful	886	20,844	—	2,692	—	64,158	3,233	—	91,813
Total commercial and industrial	$1,633,478	$1,115,331	$614,019	$331,400	$258,656	$458,680	$4,393,115	$151	$8,804,830
Commercial real estate
Risk Rating:
Pass	$6,815,115	$5,168,127	$3,246,885	$2,672,223	$1,536,327	$5,027,128	$452,461	$3,504	$24,921,770
Special Mention	93,286	48,007	60,169	45,447	62,111	125,414	8,188	—	442,622
Substandard	15,088	34,475	32,630	34,622	59,337	183,341	7,986	—	367,479
Doubtful	—	—	—	—	—	162	—	—	162
Total commercial real estate	$6,923,489	$5,250,609	$3,339,684	$2,752,292	$1,657,775	$5,336,045	$468,635	$3,504	$25,732,033
Construction
Risk Rating:
Pass	$942,380	$512,046	$61,131	$22,845	$8,676	$20,599	$2,040,866	$—	$3,608,543
Special Mention	—	—	—	—	—	—	14,268	—	14,268
Substandard	12,969	12,601	—	974	—	17,599	20,138	—	64,281
Doubtful	—	—	—	—	—	13,743	—	—	13,743
Total construction	$955,349	$524,647	$61,131	$23,819	$8,676	$51,941	$2,075,272	$—	$3,700,835

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity, by origination year as of June 30, 2023 and December 31, 2022, as well as the gross loan charge-offs by year of origination for the six months ended June 30, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$369,607	$1,304,327	$1,524,988	$562,263	$455,463	$1,263,659	$73,983	$—	$5,554,290
90 days or more past due	—	178	—	—	797	5,091	—	—	6,066
Total residential mortgage	$369,607	$1,304,505	$1,524,988	$562,263	$456,260	$1,268,750	$73,983	$—	$5,560,356
Consumer loans
Home equity
Performing	$19,442	$45,601	$11,873	$4,326	$4,660	$17,396	$392,898	$38,391	$534,587
90 days or more past due	—	—	—	—	—	—	263	643	906
Total home equity	19,442	45,601	11,873	4,326	4,660	17,396	393,161	39,034	535,493
Automobile
Performing	205,170	633,269	437,528	161,245	123,616	71,682	—	—	1,632,510
90 days or more past due	47	105	73	—	9	131	—	—	365
Total automobile	205,217	633,374	437,601	161,245	123,625	71,813	—	—	1,632,875
Other consumer
Performing	17,973	20,979	(1,549)	3,729	8,720	12,707	1,189,191	—	1,251,750
90 days or more past due	—	—	—	—	—	38	594	—	632
Total other consumer	17,973	20,979	(1,549)	3,729	8,720	12,745	1,189,785	—	1,252,382
Total consumer	$242,632	$699,954	$447,925	$169,300	$137,005	$101,954	$1,582,946	$39,034	$3,420,750
Gross loan charge-offs	$11	$226	$206	$90	$428	$953	$103	$—	$2,017

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$1,302,279	$1,502,622	$571,390	$500,197	$338,062	$1,073,995	$66,706	$—	$5,355,251
90 days or more past due	—	197	217	1,835	2,876	4,174	—	—	9,299
Total residential mortgage	$1,302,279	$1,502,819	$571,607	$502,032	$340,938	$1,078,169	$66,706	$—	$5,364,550
Consumer loans
Home equity
Performing	$47,084	$12,432	$4,592	$5,024	$5,581	$13,007	$376,608	$38,570	$502,898
90 days or more past due	—	—	—	—	—	—	276	710	986
Total home equity	47,084	12,432	4,592	5,024	5,581	13,007	376,884	39,280	503,884
Automobile
Performing	724,557	525,017	204,578	166,103	80,012	45,415	—	—	1,745,682
90 days or more past due	38	116	36	180	101	72	—	—	543
Total automobile	724,595	525,133	204,614	166,283	80,113	45,487	—	—	1,746,225
Other consumer
Performing	24,140	10,144	8,206	7,435	7,406	15,736	991,737	—	1,064,804
90 days or more past due	—	—	—	—	—	38	1	—	39
Total other consumer	24,140	10,144	8,206	7,435	7,406	15,774	991,738	—	1,064,843
Total consumer	$795,819	$547,709	$217,412	$178,742	$93,100	$74,268	$1,368,622	$39,280	$3,314,952

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

The following table shows the amortized cost basis of loans to borrowers experiencing financial difficulty at June 30, 2023 that were modified during the three and six months ended June 30, 2023, disaggregated by class of financing receivable and type of modification. Each of the types of modifications was less than one percent of their respective loan categories.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Term extension	Term extension and interest rate reduction	Total	Term extension	Term extension and interest rate reduction	Total
	($ in thousands)
Commercial and industrial	$37,762	$1,482	$39,244	$39,033	$2,003	$41,036
Commercial real estate	3,512	3,754	7,266	49,617	3,754	53,371
Residential mortgage	578	—	578	790	—	790
Consumer	—	—	—	53	—	53
Total	$41,852	$5,236	$47,088	$89,493	$5,757	$95,250
The following table describes the types of modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023:

Types of Modifications
Commercial and industrial	12 month term extensions; and one 12 month term extension combined with a reduction in interest rate from 9.38 percent to 6.50 percent
Commercial real estate	6 to 36 month term extensions and one term extension combined with a reduction in interest rate from 8.75 percent to 6.00 percent
Residential mortgage	12 month term extensions
Consumer	60 month term extensions
Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. All loans to borrowers experiencing financial difficulty that have been modified during the three and six months ended June 30, 2023 were current to their contractual payments as of June 30, 2023.
Valley did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three and six months ended June 30, 2023.
Troubled debt restructured loans. The following tables present the pre- and post-modification amortized cost of TDR loans by loan class during the three and six months ended June 30, 2022. Post-modification amounts are presented as of June 30, 2022 using the allowance methodology for TDRs prior to the adoption of ASU 2022-02.

	Three Months Ended June 30, 2022
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	49	$82,120	$78,051
Commercial real estate	1	8,811	8,735
Residential mortgage	7	4,970	4,969
Consumer	1	125	124
Total	58	$96,026	$91,879

	Six Months Ended June 30, 2022
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	60	$91,804	$87,685
Commercial real estate	3	14,072	13,986
Residential mortgage	8	5,090	5,087
Consumer	1	125	124
Total	72	$111,091	$106,882
The total TDRs presented in the above tables had allocated allowance for loan losses of $56.0 million at June 30, 2022. There were $1.5 million in charge-offs related to TDRs for the three and six months ended June 30, 2022. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the three and six months ended June 30, 2022.
Performing TDRs (not reported as non-accrual loans) and non-performing TDRs totaled $67.3 million and $154.4 million as of June 30, 2022.
Loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Construction	2	$17,599	2	$17,599
Total	2	$17,599	2	$17,599
Loans in process of foreclosure. Other real estate owned (OREO) totaled $824 thousand and $286 thousand at June 30, 2023 and December 31, 2022, respectively. There were no foreclosed residential real estate properties included in OREO at June 30, 2023 and December 31, 2022. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $454 thousand and $2.6 million at June 30, 2023 and December 31, 2022, respectively.
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

The following table presents collateral dependent loans by class as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$77,364	$94,433
Commercial real estate	138,032	130,199
Residential mortgage	16,151	33,865
Home equity	—	195
Total	$231,547	$258,692

* Commercial and industrial loans presented in the table above are primarily collateralized by taxi medallions.
Allowance for Credit Losses for Loans
The allowance for credit losses (ACL) for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans decreased $24.6 million at June 30, 2023 as compared to December 31, 2022.
The following table summarizes the ACL for loans at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$436,432	$458,655
Allowance for unfunded credit commitments	22,244	24,600
Total allowance for credit losses for loans	$458,676	$483,255
The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$8,159	$38,310	$18,138	$41,568
(Credit) provision for unfunded credit commitments	(1,827)	5,402	(2,356)	5,644
Total provision for credit losses for loans	$6,332	$43,712	$15,782	$47,212

The following table details the activity in the allowance for loan losses by loan portfolio segment for the three and six months ended June 30, 2023 and 2022:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended June 30, 2023
Allowance for loan losses:
Beginning balance	$127,992	$243,332	$41,708	$23,866	$436,898
Loans charged-off	(3,865)	(6,273)	(149)	(1,040)	(11,327)
Charged-off loans recovered	2,173	4	135	390	2,702
Net charge-offs	(1,692)	(6,269)	(14)	(650)	(8,625)
Provision for loan losses	1,945	2,632	2,459	1,123	8,159
Ending balance	$128,245	$239,695	$44,153	$24,339	$436,432
Three Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$101,203	$219,949	$28,189	$13,169	$362,510
Allowance for purchased credit deteriorated (PCD) loans *	33,452	36,618	206	43	70,319
Loans charged-off	(4,540)	—	(1)	(726)	(5,267)
Charged-off loans recovered	1,952	224	74	697	2,947
Net (charge-offs) recoveries	(2,588)	224	73	(29)	(2,320)
Provision for loan losses	12,472	20,436	1,421	3,981	38,310
Ending balance	$144,539	$277,227	$29,889	$17,164	$468,819

Six Months Ended June 30, 2023
Allowance for loan losses:
Beginning balance	$139,941	$259,408	$39,020	$20,286	$458,655
Impact of the adoption of ASU No. 2022-02	(739)	(589)	(12)	(28)	(1,368)
Beginning balance, adjusted	$139,202	$258,819	$39,008	$20,258	$457,287
Loans charged-off	(29,912)	(11,971)	(149)	(1,868)	(43,900)
Charged-off loans recovered	3,572	28	156	1,151	4,907
Net (charge-offs) recoveries	(26,340)	(11,943)	7	(717)	(38,993)
Provision (credit) for loan losses	15,383	(7,181)	5,138	4,798	18,138
Ending balance	$128,245	$239,695	$44,153	$24,339	$436,432
Six Months Ended June 30, 2022
Allowance for loan losses:
Beginning balance	$103,090	$217,490	$25,120	$13,502	$359,202
Allowance for PCD loans *	33,452	36,618	206	43	70,319
Loans charged-off	(6,111)	(173)	(27)	(1,551)	(7,862)
Charged-off loans recovered	2,776	331	531	1,954	5,592
Net (charge-offs) recoveries	(3,335)	158	504	403	(2,270)
Provision for loan losses	11,332	22,961	4,059	3,216	41,568
Ending balance	$144,539	$277,227	$29,889	$17,164	$468,819

*    Represents the allowance for acquired PCD loans, net of PCD loan charge-offs totaling $62.4 million in the second quarter 2022.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at June 30, 2023 and December 31, 2022.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
June 30, 2023
Allowance for loan losses:
Individually evaluated for credit losses	$54,311	$6,749	$34	$—	$61,094
Collectively evaluated for credit losses	73,934	232,946	44,119	24,339	375,338
Total	$128,245	$239,695	$44,153	$24,339	$436,432
Loans:
Individually evaluated for credit losses	$77,364	$138,032	$16,151	$—	$231,547
Collectively evaluated for credit losses	9,209,945	31,470,801	5,544,205	3,420,750	49,645,701
Total	$9,287,309	$31,608,833	$5,560,356	$3,420,750	$49,877,248
December 31, 2022
Allowance for loan losses:
Individually evaluated for credit losses	$68,745	$13,174	$337	$4,338	$86,594
Collectively evaluated for credit losses	71,196	246,234	38,683	15,948	372,061
Total	$139,941	$259,408	$39,020	$20,286	$458,655
Loans:
Individually evaluated for credit losses	$117,644	$213,522	$28,869	$14,058	$374,093
Collectively evaluated for credit losses	8,687,186	29,219,346	5,335,681	3,300,894	46,543,107
Total	$8,804,830	$29,432,868	$5,364,550	$3,314,952	$46,917,200
Note 9. Goodwill and Other Intangible Assets
The carrying amounts of goodwill allocated to Valley's business segments, or reporting units thereof, for goodwill impairment analysis at both June 30, 2023 and December 31, 2022 were as follows:

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
During the second quarter 2023, Valley performed the annual goodwill impairment test at its normal assessment date. The results of the 2023 annual impairment test resulted in no impairment of goodwill. During the six months ended June 30, 2023, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and six months ended June 30, 2022.

The following table summarizes other intangible assets as of June 30, 2023 and December 31, 2022:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
June 30, 2023
Loan servicing rights	$120,764	$(98,453)	$22,311
Core deposits	215,620	(99,129)	116,491
Other	50,393	(11,249)	39,144
Total other intangible assets	$386,777	$(208,831)	$177,946
December 31, 2022
Loan servicing rights	$119,943	$(96,136)	$23,807
Core deposits	223,670	(92,486)	131,184
Other	51,299	(8,834)	42,465
Total other intangible assets	$394,912	$(197,456)	$197,456
Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no net impairment recognized during the three and six months ended June 30, 2023 and 2022.
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
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and six months ended June 30, 2023 and 2022.
The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2023 through 2027:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2023	$1,579	$14,054	$3,201
2024	2,863	24,897	5,951
2025	2,506	21,048	5,380
2026	2,181	17,223	4,805
2027	1,890	13,544	4,205
Valley recognized amortization expense on other intangible assets totaling approximately $9.8 million and $11.4 million for the three months ended June 30, 2023 and 2022, respectively and $20.3 million and $15.8 million for the six months ended June 30, 2023 and 2022, respectively.

Note 10. Deposits
Included in time deposits are certificates of deposit over $250 thousand totaling $2.0 billion and $1.8 billion at June 30, 2023 and December 31, 2022, respectively. Interest expense on time deposits of $250 thousand or more totaled $5.1 million and $444 thousand for the three months ended June 30, 2023 and 2022, respectively and $7.5 million and $545 thousand for the six months ended June 30, 2023 and 2022, respectively.
The scheduled maturities of time deposits as of June 30, 2023 were as follows:

Year	Amount
(in thousands)
2023	8,020,778
2024	6,574,934
2025	70,994
2026	160,144
2027	41,691
Thereafter	39,641
Total time deposits	$14,908,182
Note 11. Borrowed Funds
Short-Term Borrowings
Short-term borrowings at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
FHLB advances	$1,000,000	$24,035
Securities sold under agreements to repurchase	88,899	114,694
Total short-term borrowings	$1,088,899	$138,729
The weighted average interest rate for short-term FHLB advances was 5.30 percent and 1.60 percent at June 30, 2023 and December 31, 2022, respectively.
Long-Term Borrowings
Long-term borrowings at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
FHLB advances, net (1)	$1,688,311	$788,419
Subordinated debt, net (2)	755,222	754,639
Total long-term borrowings	$2,443,533	$1,543,058

(1)	FHLB advances are presented net of unamortized premiums totaling $311 thousand and $419 thousand at June 30, 2023 and December 31, 2022, respectively.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $6.0 million and $6.9 million at June 30, 2023 and December 31, 2022, respectively.
FHLB Advances. Long-term FHLB advances had a weighted average interest rate of 3.75 percent and 1.88 percent at June 30, 2023 and December 31, 2022, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at June 30, 2023 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2024	$165,000
2025	273,000
2026	350,000
2027	675,000
Thereafter	225,000
Total long-term FHLB advances	$1,688,000
There are no FHLB advances reported in the table above, which are callable for early redemption by the FHLB during the next 12 months.
Subordinated debt. There were no new issuances of the subordinated debt during the six months ended June 30, 2023. See Note 10 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2022 for details on the outstanding subordinated debt.
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
Restricted stock units are awarded as performance-based RSUs and time-based RSUs. The performance-based RSU awards are granted to certain officers and include RSUs with vesting conditions based upon certain levels of growth in Valley's tangible book value per share, plus dividends; and RSUs, with vesting conditions based upon Valley's total shareholder return as compared to its peer group.
The table below summarizes RSU awards granted and average grant date fair values for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Award shares granted:
Performance-based RSUs	—	52	723	619
Time-based RSUs	178	937	1,731	2,104
Average grant date fair value per share:
Performance-based RSUs	$—	$13.60	$12.80	$14.72
Time-based RSUs	$8.35	$12.85	$11.55	$13.51
Stock award fair values are expensed over the shorter of the vesting or required service period. Valley recorded total stock-based compensation expense of $8.7 million and $6.2 million for the three months ended June 30, 2023 and 2022, respectively and $16.8 million and $13.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $49.4 million. This expense will be recognized over an average remaining vesting period of approximately 2.0 years. See Note 12 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2022 for details on the stock-based compensation awards.
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
During the second quarter 2023, Valley terminated six interest rate swaps with a total notional amount of $600 million. The terminated swaps, originally maturing between November 2024 to November 2026, were used to hedge the changes in cash flows associated with certain variable rate loans. The transaction resulted in a pre-tax gain totaling $3.6 million reported in accumulated other comprehensive loss within shareholders' equity that will be amortized to interest income over the life of the previously hedged loans.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At June 30, 2023, Valley had 36 credit swaps with an aggregate notional amount of $492.8 million related to risk participation agreements.
At June 30, 2023, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month LIBOR rate (modified to the three-month Term SOFR rate effective July 1, 2023) and, therefore, provide an effective economic hedge.
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
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	June 30, 2023			December 31, 2022
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$—	$—	$3,971	$4	$600,000
Fair value hedge interest rate swaps	—	28,992	300,000	—	29,794	300,000
Total derivatives designated as hedging instruments	$—	$28,992	$300,000	$3,971	$29,798	$900,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$548,592	$548,217	$15,837,195	$449,280	$564,678	$14,753,330
Foreign currency derivatives	22,635	21,710	1,331,575	13,709	12,604	1,273,735
Mortgage banking derivatives	393	307	105,948	167	157	31,299
Total derivatives not designated as hedging instruments	$571,620	$570,234	$17,274,718	$463,156	$577,439	$16,058,364

* Other derivative contracts include risk participation agreements.
During the second quarter 2023, certain cash flow hedges and other non-designated derivative hedging instruments previously cleared through the Chicago Mercantile Exchange and London Clearing House were no longer subject to the variation margin netting under the single-unit of account. At December 31, 2022, fair value of these non-designated derivative instruments were reported net of variation margin as settlements using a single-unit of account.

Gains (losses) included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Amount of (loss) gain reclassified from accumulated other comprehensive loss to interest income and expense	$(725)	$116	$(1,256)	$(426)
Amount of (loss) gain recognized in other comprehensive loss	(4,991)	121	(1,093)	441
The accumulated after-tax gains related to effective cash flow hedges included in accumulated other comprehensive loss were $2.4 million and $2.2 million at June 30, 2023 and December 31, 2022, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest income and expense as interest payments are received and paid on the hedged variable interest rate assets and liabilities. Valley estimates that $1.2 million and $238 thousand (before tax) will be reclassified as an increase to interest income and a decrease to interest expense, respectively, over the next 12 months.
(Losses) gains included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Derivative - interest rate swap:
Interest expense	$(3,790)	$76	$902	$606
Hedged item - subordinated debt
Interest expense	$3,952	$(147)	$(820)	$(477)
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at June 30, 2023 and December 31, 2022, respectively.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Liability *	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	(in thousands)
June 30, 2023
Long-term borrowings	$268,300	$(29,312)
December 31, 2022
Long-term borrowings	$267,076	$(30,132)

*    Net carrying amount includes unamortized debt issuance costs of $2.4 million and $2.8 million at June 30, 2023 and December 31, 2022, respectively.

The net (gains) losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$(368)	$1,143	$(160)	$(1,654)
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $14.1 million and $13.2 million for the three months ended June 30, 2023 and 2022, respectively and $24.0 million and $27.6 million for the six months ended June 30, 2023 and 2022, respectively.
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
Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of June 30, 2023, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The aggregate fair value of all derivative financial instruments with credit risk-related contingent features in a net liability position at June 30, 2023 was not material. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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

The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of June 30, 2023 and December 31, 2022.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
June 30, 2023
Assets
Interest rate swaps	$548,592	$—	$548,592	$9,929	$(468,200)	$90,321
Liabilities
Interest rate swaps	$577,209	$—	$577,209	$(9,929)	$—	$567,280
December 31, 2022
Assets
Interest rate swaps	$453,251	$—	$453,251	$12,766	$(342,480)	$123,537
Liabilities
Interest rate swaps	$594,476	$—	$594,476	$(12,766)	$(432)	$581,278

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
The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$21,427	$24,198
Other tax credit investments, net	80,145	56,551
Total tax credit investments, net	$101,572	$80,749
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,327	$1,338
Total unfunded tax credit commitments	$1,327	$1,338

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,460	$1,614	$2,919	$2,358
Other tax credit investment credits and tax benefits	3,430	2,539	6,651	5,090
Total reduction in income tax expense	$4,890	$4,153	$9,570	$7,448
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$938	$653	$1,875	$1,068
Affordable housing tax credit investment impairment losses	448	363	896	625
Other tax credit investment losses	719	386	725	695
Other tax credit investment impairment losses	2,913	1,791	5,775	3,701
Total amortization of tax credit investments recorded in non-interest expense	$5,018	$3,193	$9,271	$6,089

Note 16. Operating Segments
Valley manages its business operations under reportable segments consisting of Consumer Banking, Commercial Banking and Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations and reporting structures to identify its reportable segments and no changes to the reportable segments were determined necessary during the first half of 2023.
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
Treasury and Corporate Other largely consists of the Treasury managed held to maturity debt securities and available for sale debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to the Consumer and Commercial Banking segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each operating segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average interest earning assets and or liabilities outstanding for the period.
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
The following tables represent the financial data for Valley’s operating segments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,904,483	$40,553,454	$7,893,871	$57,351,808

Interest income	$90,602	$624,569	$72,288	$787,459
Interest expense	55,198	250,871	61,625	367,694
Net interest income	35,404	373,698	10,663	419,765
Provision (credit) for credit losses	3,492	2,840	(282)	6,050
Net interest income after provision for credit losses	31,912	370,858	10,945	413,715
Non-interest income	25,529	14,361	20,185	60,075
Non-interest expense	23,223	35,365	224,383	282,971
Internal transfer expense (income)	22,018	102,395	(124,413)	—
Income (loss) before income taxes	$12,200	$247,459	$(68,840)	$190,819
Return on average interest earning assets (pre-tax)	0.55%	2.44%	(3.49)%	1.33%

	Three Months Ended June 30, 2022
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,967,305	$34,549,982	$6,373,943	$48,891,230

Interest income	$63,137	$352,440	$37,370	$452,947
Interest expense	4,723	19,735	10,329	34,787
Net interest income	58,414	332,705	27,041	418,160
Provision for credit losses	5,402	38,310	286	43,998
Net interest income after provision for credit losses	53,012	294,395	26,755	374,162
Non-interest income	17,086	14,425	27,022	58,533
Non-interest expense	18,791	24,448	256,491	299,730
Internal transfer expense (income)	37,629	157,365	(194,994)	—
Income (loss) before income taxes	$13,678	$127,007	$(7,720)	$132,965
Return on average interest earning assets (pre-tax)	0.69%	1.47%	(0.48)%	1.09%

	Six Months Ended June 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,836,859	$39,826,630	$7,699,305	$56,362,794

Interest income	$175,918	$1,194,479	$137,292	$1,507,689
Interest expense	98,204	442,594	111,106	651,904
Net interest income	77,714	751,885	26,186	855,785
Provision for credit losses	9,936	5,846	4,705	20,487
Net interest income after provision for credit losses	67,778	746,039	21,481	835,298
Non-interest income	39,819	30,108	44,447	114,374
Non-interest expense	41,472	71,088	442,577	555,137
Internal transfer expense (income)	52,901	233,990	(286,891)	—
Income (loss) before income taxes	$13,224	$471,069	$(89,758)	$394,535
Return on average interest earning assets (pre-tax)	0.30%	2.37%	(2.33)%	1.40%

	Six Months Ended June 30, 2022
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,848,764	$30,743,387	$6,017,817	$44,609,968

Interest income	$122,596	$610,346	$60,463	$793,405
Interest expense	7,930	31,062	18,584	57,576
Net interest income	114,666	579,284	41,879	735,829
Provision for credit losses	7,275	39,937	343	47,555
Net interest income after provision for credit losses	107,391	539,347	41,536	688,274
Non-interest income	30,903	31,305	35,595	97,803
Non-interest expense	35,359	49,533	412,178	497,070
Internal transfer expense (income)	66,276	257,281	(323,557)	—
Income (loss) before income taxes	$36,659	$263,838	$(11,490)	$289,007
Return on average interest earning assets (pre-tax)	0.93%	1.72%	(0.38)%	1.30%

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

Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “intend,” “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “would,” “could,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:
•the impact of Federal Reserve actions affecting the level of market interest rates and increases in business failures, specifically among our clients, as well as on our business, our employees and our ability to provide services to our customers;
•the impact of recent and possible future bank failures on the business environment in which we operate and resulting market volatility and reduced confidence in depository institutions, including impact on stock price, customer deposit withdrawals from Valley National Bank, or business disruptions or liquidity issues that have or may affect our customers;
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
Critical Accounting Estimates
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At June 30, 2023, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2022, and there have been no material changes in such policies and estimates since the date of such report.
New Authoritative Accounting Guidance
See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.

Executive Summary
Company Overview. At June 30, 2023, Valley had consolidated total assets of approximately $61.7 billion, total net loans of $49.4 billion, total deposits of $49.6 billion and total shareholders’ equity of $6.6 billion. Valley operates many convenient branch office locations and commercial banking offices in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, California, Alabama and Illinois. Of our current 230 branch network, 56 percent, 18 percent, and 18 percent of the branches are in New Jersey, New York and Florida, respectively, with the remaining 8 percent of the branches in Alabama, California, and Illinois combined. We have grown significantly both in asset size and locations over the past several years both through organic efforts and bank acquisitions, including our acquisition of Bank Leumi USA on April 1, 2022.
Industry Developments. The combination of rapidly rising interest rates, increased competition and economic uncertainty continues to weigh on the banking industry in the wake of the recent bank failures. We have consistently operated the Bank with a focus on diversification to maintain stability through various economic cycles. During the second quarter 2023, we continued to position our balance sheet to mitigate potential risks from the market uncertainty affecting the banking industry in general and Valley, its clients and communities in particular.
•Total assets decreased to $61.7 billion at June 30, 2023, a decrease of 4.1 percent from March 31, 2023. Liquidity remained strong with total liquid assets of approximately $13.1 billion at June 30, 2023, representing 6.0 percent of interest earning assets. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. See "Bank Liquidity" section for additional information.
•Total deposits increased $2.0 billion to $49.6 billion at June 30, 2023 as compared to $47.6 billion at March 31, 2023 largely due to higher CD balances. See the "Deposits and Other Borrowings" section for more details.
•Capital remained strong with ratios of both Valley and the Bank exceeding all capital adequacy requirements at June 30, 2023. Total shareholders' equity increased $63.6 million to $6.6 billion at June 30, 2023 as compared to March 31, 2023. See the "Capital Adequacy" section for additional details.
•Total loans increased $1.2 billion, or 10.0 percent on an annualized basis to $49.9 billion at June 30, 2023 from March 31, 2023 mainly due to continued organic loan growth in commercial loan categories and relatively low levels of prepayment activity during the second quarter 2023. See "Loan Portfolio" section for more information.
•Asset quality continued to reflect our disciplined underwriting and lending practices during the second quarter 2023. Non-performing assets (NPAs) as a percentage of total loans and NPAs totaled 0.51 percent and 0.50 percent at June 30, 2023 and March 31, 2023, respectively. See the "Non-Performing Assets" section for additional information.
•Total investment securities were $5.1 billion, or 8.2 percent of total assets, at June 30, 2023 and remained relatively unchanged as compared to March 31, 2023. See the "Investment Securities Portfolio" section for more details.
Quarterly Results. Net income for the second quarter 2023 was $139.1 million, or $0.27 per diluted common share as compared to $96.4 million, or $0.18 per diluted common share, for the second quarter 2022. The $42.6 million increase in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:
•a $37.9 million decrease in our provision for credit losses mainly due to a provision related to non-PCD loans and unfunded credit commitments acquired from Bank Leumi USA in the second quarter 2022;

•a $1.6 million increase in net interest income mainly due to increased yields on both new loan originations and adjustable-rate loans and higher average loan balances, largely offset by the increased cost of deposits;
•a $1.5 million increase in non-interest income primarily due to an increase in capital markets fees and wealth management and trust fees, partially offset by lower net gains on sales of loans; and
•a $16.8 million decrease in non-interest expense was due, in part, to a $40.2 million decrease in merger expenses, partially offset by a $11.2 million restructuring charge and various other increases;
These items were partially offset by:
•a $15.2 million increase in income tax expense mostly due to higher pre-tax income in the second quarter 2023.
See the "Net Interest Income", "Non-Interest Income", "Non-Interest Expense" and "Income Taxes" sections below for more details on the impact of the items above on our second quarter 2023 results.
U.S. Economic Conditions. During the second quarter 2023, real gross domestic product (GDP) increased at an annual rate of 2.4 percent as compared to an increase of 2.0 percent during the first quarter 2023. The 2.4 percent increase in real GDP reflected robust consumer spending, private inventory investment, nonresidential fixed investment, and government spending, as well as improved supply chain. Inflation moderately cooled, but remained well above the Federal Reserve’s target of 2 percent in the second quarter 2023.
During the first quarter 2023, the Federal Reserve raised the target range for the federal funds rate by an additional 25 basis points in May 2023 and paused rate increases in June to observe the full impact of its changes over the past year. In July 2023, the Federal Reserve raised the target again by another 25 basis points to a range of 5.25 to 5.5 percent.
The 10-year U.S. Treasury note yield ended the second quarter 2023 at 3.81 percent, or 33 basis points higher as compared to the first quarter 2023, and the 2-year U.S. Treasury note yield ended the second quarter 2023 at 4.87 percent, or 81 basis points higher as compared to the first quarter 2023.
For all U.S. commercial banks, commercial and industrial loans decreased approximately by 1.3 percent at June 30, 2023 as compared to March 31, 2023, while consumer loans increased by 1.3 percent. Alternatively, demand for commercial real estate loans remained flat compared to the prior quarter. Overall the commercial real estate market was constricted by the financial environment this quarter as rising interest rates eroded investment profitability. Despite higher mortgage rates, demand for residential real estate remained steady, although sales were constrained by low inventories.
While many economic measures continue to defy recessionary concerns, further increases in market interest rates, the inverted yield curve, high inflation, and the potential for additional fallout from the recent banking crisis, including bank regulatory actions, among other factors, have added a higher level of uncertainty to the future path of the U.S. economy and created a challenging banking environment. Should economic conditions deteriorate, causing business activity, spending and investment to decline, it may adversely impact our financial results, as highlighted in this MD&A.
Deposits and Other Borrowings
Overall, average deposits increased by $311.6 million to $47.5 billion for the second quarter 2023 as compared to the first quarter 2023 mostly due to higher time deposits driven by successful retail CD generation and increased utilization of fully insured indirect customer (i.e., brokered) deposits, partially offset by a decrease in average non-interest bearing deposits. The decline in non-interest bearing deposits was largely due to a moderate shift in customer balances to our interest bearing deposit products in a rising interest rate environment and outflows due to attractive investment alternatives to deposits in the marketplace. Average non-interest-bearing deposits; savings,

NOW and money market deposits; and time deposits represented approximately 27 percent, 47 percent and 26 percent of total deposits as of June 30, 2023, respectively.
Actual ending balances for deposits increased $2.0 billion to approximately $49.6 billion at June 30, 2023 from March 31, 2023 mainly due to a $3.8 billion increase in time deposits, partially offset by decreases in non-interest bearing deposits, and savings, NOW and money market deposits totaling $1.1 billion and $626.1 million, respectively. The increase in time deposits from March 31, 2023 was partially driven by higher fully-insured indirect customer CD balances at June 30, 2023. Total fully-insured indirect customer deposits, consisting of both brokered time deposit and money market accounts, increased $3.2 billion to $10.3 billion at June 30, 2023 from March 31, 2023. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 25 percent, 45 percent and 30 percent of total deposits as of June 30, 2023, respectively, as compared to 29 percent, 48 percent and 23 percent of total deposits as of March 31, 2023, respectively.
The following table lists, by maturity, uninsured certificates of deposit at June 30, 2023:

(in thousands)
Less than three months	$410,010
Three to six months	445,585
Six to twelve months	922,713
More than twelve months	261,279
Total	$2,039,587
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $12.1 billion, or 24 percent of total deposits, at June 30, 2023 as compared to $14.9 billion, or 31 percent of total deposits, at March 31, 2023.
While our diversified commercial and consumer deposit base has remained relatively stable during the early stages of the third quarter 2023, deposit gathering initiatives could remain challenging due to market competition, attractive investment alternatives, such as U.S. Treasury securities, and other factors. As a result, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at June 30, 2023.
The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Average short-term borrowings:
FHLB advances	$3,656,593	$2,513,983	$822,913	$3,088,445	$629,753
Securities sold under repurchase agreements	99,327	99,546	142,790	99,436	145,666
Federal funds purchased	122,537	190,214	637,495	156,188	326,116
Total	$3,878,457	$2,803,743	$1,603,198	$3,344,069	$1,101,535

Average long-term borrowings:
FHLB advances	$1,523,500	$875,053	$788,803	$1,201,068	$788,879
Subordinated debt	759,334	754,972	617,291	757,165	624,135
Junior subordinated debentures issued to capital trusts	56,893	56,805	56,544	56,848	56,501
Total	$2,339,727	$1,686,830	$1,462,638	$2,015,081	$1,469,515
Average short-term borrowings increased $1.1 billion during the second quarter 2023 as compared to the first quarter 2023 mostly due to the higher utilization of FHLB advances in March 2023 to increase our excess liquidity position. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) increased $652.9 million as compared to the first quarter 2023 mainly due to the new FHLB advances issued in March 2023 and the second quarter 2023.
Actual ending balances for short-term borrowings decreased $5.3 billion to $1.1 billion at June 30, 2023 as compared to March 31, 2023 mainly due to maturities and repayment of FHLB advances. In March 2023, we increased our short-term borrowings to bolster our liquidity position out of an abundance of caution in the wake of the two bank failures and subsequently managed these balances to a lower level during the second quarter 2023, partially through the greater use of time deposits. We continue to closely monitor changes in the current banking environment and have substantial access to additional liquidity. Actual ending balances for long-term borrowings totaled $2.4 billion at June 30, 2023 and remained relatively unchanged as compared to March 31, 2023. See the "Bank Liquidity" section for more details on our available funding sources.
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

The following table presents our annualized performance ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selected Performance Indicators	($ in thousands)
GAAP measures:
Net income, as reported	$139,060	$96,413	$285,611	$213,141
Return on average assets	0.90%	0.72%	0.94%	0.88%
Return on average shareholders’ equity	8.50	6.18	8.80	7.51
Non-GAAP measures:
Net income, as adjusted	$147,081	$165,803	$301,611	$286,116
Return on average assets, as adjusted	0.95%	1.25%	0.99%	1.18%
Return on average shareholders' equity, as adjusted	8.99	10.63	9.29	10.09
Return on average tangible shareholders' equity (ROATE)	12.37	9.33	12.87	11.07
ROATE, as adjusted	13.09	16.05	13.59	14.87
Efficiency ratio	55.59	50.78	54.69	51.81

	June 30, 2023	December 31, 2022
Common Equity Per Share Data:
Book value per common share (GAAP)	$12.54	$12.23
Tangible book value per common share (non-GAAP)	8.51	8.15
Non-GAAP Reconciliations to GAAP Financial Measures
Adjusted net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income, as reported (GAAP)	$139,060	$96,413	$285,611	$213,141
Add: Losses (gains) on available for sale and held to maturity debt securities, net (net of tax) (a)	6	(56)	23	(50)
Add: Restructuring charge (net of tax) (b)	8,015	—	8,015	—
Add: Provision for credit losses for available for sale securities (c)	—	—	5,000	—
Add: Non-PCD provision for credit losses, (net of tax) (d)	—	29,282	—	29,282
Add: Merger related expenses (net of tax) (e)	—	40,164	2,962	43,743
Net income, as adjusted (non-GAAP)	$147,081	$165,803	$301,611	$286,116

(a)    Included in gains (losses) on securities transactions, net.
(b)    Represents severance expense related to workforce reductions within salary and employee benefits expense.
(c)    Included in provision for credit losses for available for sale and held to maturity securities (tax disallowed).
(d)    Represents provision for credit losses for non-PCD loans and unfunded credit commitments acquired during the period.
(e)    Included primarily within salary and employee benefits expense.

In addition to the items used to calculate net income, as adjusted, in the table above, our net income is, from time to time, impacted by fluctuations in the level of net gains on sales of loans, wealth management fees, and swap fees recognized from commercial loan customer transactions reported in capital markets fees. These amounts can vary widely from period to period due to, among other factors, the amount of residential mortgage loans originated for sale, loan portfolio sales, brokerage fees, and commercial loan customer demand for certain products. See the “Non-Interest Income” section below for more details.
Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Net income, as adjusted (non-GAAP)	$147,081	$165,803	$301,611	$286,116
Average assets	$61,877,464	$53,211,422	$60,877,792	$48,417,469
Annualized return on average assets, as adjusted (non-GAAP)	0.95%	1.25%	0.99%	1.18%
Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Net income, as adjusted (non-GAAP)	$147,081	$165,803	$301,611	$286,116
Average shareholders' equity	$6,546,452	$6,238,985	$6,493,627	$5,673,014
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	8.99%	10.63%	9.29%	10.09%
ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Net income, as reported (GAAP)	$139,060	$96,413	$285,611	$213,141
Net income, as adjusted (non-GAAP)	147,081	165,803	301,611	286,116
Average shareholders’ equity (GAAP)	$6,546,452	$6,238,985	$6,493,627	$5,673,014
Less: Average goodwill and other intangible assets	2,051,591	2,105,585	2,056,487	1,823,538
Average tangible shareholders’ equity (non-GAAP)	$4,494,861	$4,133,400	$4,437,140	$3,849,476
Annualized ROATE (non-GAAP)	12.37%	9.33%	12.87%	11.07%
Annualized ROATE, as adjusted (non-GAAP)	13.09%	16.05%	13.59%	14.87%

The efficiency ratio is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$282,971	$299,730	$555,137	$497,070
Less: Restructuring charge (pre-tax) (a)	11,182	—	11,182	—
Less: Amortization of tax credit investments (pre-tax)	5,018	3,193	9,271	6,089
Less: Merger related expenses (pre-tax) (b)	—	54,496	4,133	59,124
Total non-interest expense, as adjusted (non-GAAP)	$266,771	$242,041	$530,551	$431,857
Net interest income, as reported (GAAP)	$419,765	$418,160	$855,785	$735,829
Total non-interest income, as reported (GAAP)	60,075	58,533	114,374	97,803
Add: Losses (gains) on available for sale and held to maturity debt securities, net (pre-tax) (c)	9	(78)	33	(69)
Total net interest income and non-interest income, as adjusted (non-GAAP)	$479,849	$476,615	$970,192	$833,563
Efficiency ratio (non-GAAP)	55.59%	50.78%	54.69%	51.81%

(a)    Represents severance expense related to workforce reductions within salary and employee benefits expense.
(b)    Included primarily within salary and employee benefits expense.
(c)    Included in gains (losses) on securities transactions, net.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	June 30, 2023	December 31, 2022
	($ in thousands, except for share data)
Common shares outstanding	507,619,430	506,374,478
Shareholders’ equity (GAAP)	$6,575,184	$6,400,802
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	2,046,882	2,066,392
Tangible common shareholders’ equity (non-GAAP)	$4,318,611	$4,124,719
Book value per common share (GAAP)	$12.54	$12.23
Tangible book value per common share (non-GAAP)	$8.51	$8.15
Net Interest Income
Net interest income on a tax equivalent basis totaling $421.3 million for the second quarter 2023 decreased $16.2 million as compared to the first quarter 2023 and increased $1.7 million as compared to the second quarter 2022. The decrease as compared to the first quarter 2023 was mainly due to a $3.3 billion increase in average interest bearing liabilities and higher interest rates on most interest bearing deposit products and short-term borrowings, partially offset by higher loan yields. As a result, interest expense increased $83.5 million to $367.7 million for the second quarter 2023 as compared to the first quarter 2023. Interest income on a tax equivalent basis increased $67.3 million to $789.0 million in the second quarter 2023 as compared to the first quarter 2023. The increase was mostly due to higher yields on both new originations and adjustable rate loans in our portfolio and a $1.6 billion increase in average loan balances driven by organic new loan volumes and a continuation of slower loan prepayments.
Average interest earning assets increased $8.5 billion to $57.4 billion for the second quarter 2023 as compared to the second quarter 2022 mainly due to a $6.9 billion increase in average loan balances and $1.4 billion increase in average interest bearing cash balances largely due to higher excess cash held overnight as part of our prudent liquidity management navigating the fallout from the recent bank failures. Compared to the first quarter 2023, average interest earning assets increased by $2.0 billion during the second quarter 2023. The increase was primarily driven by a $1.6 billion increase in average loan balances mainly due to organic commercial loan growth and a $351.6 million increase in average interest bearing cash as compared to the prior linked quarter.
Average interest bearing liabilities increased $11.2 billion to $40.9 billion for the second quarter 2023 as compared to the second quarter 2022 mainly due to increases of $8.1 billion and $2.3 billion in average time deposits and short-term borrowings, respectively. The increases in average time deposits and short-term borrowings were largely due to the enhanced liquidity management efforts during the first half of 2023, including increased usage of fully FDIC-insured indirect customer CD and successful retail CD initiatives. As compared to the first quarter 2023, average interest bearing liabilities increased by $3.3 billion in the second quarter 2023 largely due to a $2.5 billion increase in average time deposits mainly driven by increased usage of fully FDIC-insured indirect customer CD and successful retail CD initiatives, as well as an increase in short-term borrowings, as part of our funding and liquidity sources. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
Net interest margin on a tax equivalent basis of 2.94 percent for the second quarter 2023 decreased by 22 basis points and 49 basis points from 3.16 percent and 3.43 percent for the first quarter 2023 and the second quarter 2022, respectively. The decrease as compared to the first quarter 2023 was largely driven by higher interest rates on interest bearing deposits and short-term borrowings, partially offset by a 29 basis point increase in the yield on average interest earning assets. The yield on average loans increased by 30 basis points to 5.78 percent for the second quarter 2023 as compared to the first quarter 2023 largely due to higher interest rates on new originations and adjustable rate loans. The yields on average taxable and non-taxable investments also increased 13 basis points and 16 basis points, respectively, from the first quarter 2023 mostly due to investment maturities and prepayments redeployed into new higher yielding securities during the first half of 2023. Our cost of total average deposits increased to 2.45 percent for the second quarter 2023 from 1.96 percent and 0.19 percent for the first quarter 2023 and the second quarter 2022, respectively. The overall cost of average interest bearing liabilities also increased 57 basis points to 3.59 percent for the second quarter 2023 as compared to the first quarter 2023 primarily driven by the rising market interest rates on deposits during the first half of 2023.
Based upon our current estimates at June 30, 2023, we anticipate net interest income growth in the low single digits (i.e., less than 10 percent) for the full year of 2023, revised down from 16 to 18 percent previously estimated in the MD&A of Valley's Form 10-K for the year ended December 31, 2022. While we are seeing initial signs of stabilization in net interest income and margin as compared to the declines in both experienced in the first quarter 2023, we cannot provide any assurances with respect to the future trajectory of market interest rates or that our net interest margin or income will remain at the levels reported for the second quarter 2023.

The following table reflects the components of net interest income for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2023			March 31, 2023			June 30, 2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$49,457,937	$715,195	5.78%	$47,859,371	$655,250	5.48%	$42,517,287	$415,602	3.91%
Taxable investments (3)	5,065,812	39,436	3.11	5,033,134	37,474	2.98	4,912,994	30,610	2.49
Tax-exempt investments (1)(3)	629,342	7,062	4.49	623,145	6,739	4.33	684,471	6,571	3.84
Interest bearing deposits with banks	2,198,717	27,276	4.96	1,847,140	22,205	4.81	776,478	1,569	0.81
Total interest earning assets	57,351,808	788,969	5.50	55,362,790	721,668	5.21	48,891,230	454,352	3.72
Allowance for credit losses	(446,098)			(466,837)			(428,193)
Cash and due from banks	415,075			445,005			426,187
Other assets	4,709,061			4,702,376			4,362,789
Unrealized gains on securities available for sale, net	(152,382)			(176,332)			(40,591)
Total assets	$61,877,464			$59,867,002			$53,211,422
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$22,512,128	$164,843	2.93%	$23,389,569	$150,766	2.58%	$23,027,347	$17,122	0.30%
Time deposits	12,195,479	125,764	4.12	9,738,608	80,298	3.30	3,601,088	3,269	0.36
Total interest bearing deposits	34,707,607	290,607	3.35	33,128,177	231,064	2.79	26,628,435	20,391	0.31
Short-term borrowings	3,878,457	50,207	5.18	2,803,743	33,948	4.84	1,603,198	4,083	1.02
Long-term borrowings (4)	2,339,727	26,880	4.60	1,686,830	19,198	4.55	1,462,638	10,313	2.82
Total interest bearing liabilities	40,925,791	367,694	3.59	37,618,750	284,210	3.02	29,694,271	34,787	0.47
Non-interest bearing deposits	12,756,862			14,024,742			16,267,946
Other liabilities	1,648,359			1,783,295			1,010,220
Shareholders’ equity	6,546,452			6,440,215			6,238,985
Total liabilities and shareholders’ equity	$61,877,464			$59,867,002			$53,211,422
Net interest income/interest rate spread (5)		$421,275	1.91%		$437,458	2.19%		$419,565	3.25%
Tax equivalent adjustment		(1,510)			(1,438)			(1,405)
Net interest income, as reported		$419,765			$436,020			$418,160
Net interest margin (6)			2.93%			3.15%			3.42%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			2.94%			3.16%			3.43%

The following table reflects the components of net interest income for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$48,663,070	$1,370,446	5.63%	$38,592,151	$732,991	3.80%
Taxable investments (3)	5,049,563	76,910	3.05	4,377,990	50,725	2.32
Tax-exempt investments (1)(3)	626,261	13,800	4.41	543,646	9,757	3.59
Interest bearing deposits with banks	2,023,900	49,481	4.89	1,096,181	2,030	0.37
Total interest earning assets	56,362,794	1,510,637	5.36	44,609,968	795,503	3.57
Allowance for credit losses	(456,410)			(398,258)
Cash and due from banks	429,957			354,433
Other assets	4,705,742			3,864,997
Unrealized gains on securities available for sale, net	(164,291)			(13,671)
Total assets	$60,877,792			$48,417,469
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$22,948,425	$315,608	2.75%	$21,781,907	$26,749	0.25%
Time deposits	10,973,830	206,062	3.76	3,577,933	6,100	0.34
Total interest bearing deposits	33,922,255	521,670	3.08	25,359,840	32,849	0.26
Short-term borrowings	3,344,069	84,156	5.03	1,101,535	4,889	0.89
Long-term borrowings (4)	2,015,081	46,078	4.57	1,469,515	19,838	2.70
Total interest bearing liabilities	39,281,405	651,904	3.32	27,930,890	57,576	0.41
Non-interest bearing deposits	13,387,299			13,989,897
Other liabilities	1,715,461			823,668
Shareholders’ equity	6,493,627			5,673,014
Total liabilities and shareholders’ equity	$60,877,792			$48,417,469
Net interest income/interest rate spread (5)		$858,733	2.04%		$737,927	3.16%
Tax equivalent adjustment		(2,948)			(2,098)
Net interest income, as reported		$855,785			$735,829
Net interest margin (6)			3.04%			3.30%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.05%			3.31%
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
Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2023 Compared to June 30, 2022			Six Months Ended June 30, 2023 Compared to June 30, 2022
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$76,106	$223,487	$299,593	$223,680	$413,775	$637,455
Taxable investments	978	7,848	8,826	8,583	17,602	26,185
Tax-exempt investments*	(558)	1,049	491	1,618	2,425	4,043
Interest bearing deposits with banks	6,755	18,952	25,707	3,078	44,373	47,451
Total increase in interest income	83,281	251,336	334,617	236,959	478,175	715,134
Interest Expense:
Savings, NOW and money market deposits	(392)	148,113	147,721	1,509	287,350	288,859
Time deposits	22,935	99,560	122,495	34,214	165,748	199,962
Short-term borrowings	11,897	34,227	46,124	24,064	55,203	79,267
Long-term borrowings and junior subordinated debentures	8,083	8,484	16,567	9,146	17,094	26,240
Total increase in interest expense	42,523	290,384	332,907	68,933	525,395	594,328
Total increase (decrease) in net interest income	$40,758	$(39,048)	$1,710	$168,026	$(47,220)	$120,806

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.

Non-Interest Income
Non-interest income increased $1.5 million and $16.6 million for the three and six months ended June 30, 2023, respectively, as compared to the same period of 2022. The following table presents the components of non-interest income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Wealth management and trust fees	$11,176	$9,577	$20,763	$14,708
Insurance commissions	3,139	3,463	5,559	5,322
Capital markets	16,967	14,711	27,859	29,071
Service charges on deposit accounts	10,542	10,067	21,018	16,279
Gains (losses) on securities transactions, net	217	(309)	595	(1,381)
Fees from loan servicing	2,702	2,717	5,373	5,498
Gains on sales of loans, net	1,240	3,602	1,729	4,588
Bank owned life insurance	2,443	2,113	5,027	4,159
Other	11,649	12,592	26,451	19,559
Total non-interest income	$60,075	$58,533	$114,374	$97,803
Wealth management and trust fees income increased $1.6 million and $6.1 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increase as compared to the second quarter 2022 was mainly driven by higher revenues generated by our advisory firm, Dudley Ventures, LLC, specializing in the investment and management of tax credit investments. The increase for the six months ended June 30, 2023 was largely related to higher brokerage fees related to our broker dealer subsidiary, Valley Financial Management, Inc., acquired on April 1, 2022 from Bank Leumi USA. Brokerage fees totaled $9.7 million and $4.9 million for the six months ended June 30, 2023 and 2022, respectively.
Capital markets income increased $2.3 million and decreased $1.2 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022 mainly due to changes in volume of interest rate swap transactions executed for commercial loan customers.
Service charges on deposit accounts increased $4.7 million for the six months ended June 30, 2023 compared to the same period in 2022 largely due to the additional deposit accounts acquired from Bank Leumi USA on April 1, 2022.
Net gains on sales of loans decreased $2.4 million and $2.9 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022 mostly due to lower loan sale volumes as we continued to retain a higher percentage of new loan volumes during the first half of 2023. During the six months ended June 30, 2023, we sold $71.8 million of residential mortgage loans as compared to $326.2 million for same period in 2022.
Other non-interest income increased $6.9 million for the six months ended June 30, 2023 as compared to the same period in 2022. The increase for the six months ended June 30, 2023 was mostly due to incremental increases in several operating non-interest income categories caused by the acquisition of Bank Leumi USA and organic growth of our business operations over the last 12 months.

Non-Interest Expense
Non-interest expense decreased $16.8 million and increased $58.1 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The following table presents the components of non-interest expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Salary and employee benefits expense	$149,594	$154,798	$294,580	$262,531
Net occupancy expense	25,949	22,429	49,205	44,420
Technology, furniture and equipment expense	32,476	49,866	68,984	75,880
FDIC insurance assessment	10,426	5,351	19,581	9,509
Amortization of other intangible assets	9,812	11,400	20,331	15,837
Professional and legal fees	21,406	30,409	38,220	45,158
Amortization of tax credit investments	5,018	3,193	9,271	6,089
Other	28,290	22,284	54,965	37,646
Total non-interest expense	$282,971	$299,730	$555,137	$497,070
Salary and employee benefits expense decreased $5.2 million and increased $32.0 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. As compared to second quarter 2022, the decline was largely due to decreases in cash incentive compensation expense and Bank Leumi USA merger related costs (which totaled $28.0 million in the second quarter 2022), partially offset by higher salary expense and a restructuring charge of $11.2 million, consisting of severance expense related to recent workforce reductions. The increase for the six months ended June 30, 2023 was primarily driven by higher headcount from the Bank Leumi USA acquisition and organic growth in our operations, the aforementioned restructuring charge, and inflationary pressures on our overall labor costs. These increases were partially offset by lower cash incentive compensation expense and merger related costs. The merger related costs totaled $4.1 million for the six months ended June 30, 2023 as compared to $28.0 million for the same period in 2022.
Net occupancy expense increased $3.5 million and $4.8 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022 mainly driven by increased lease expense.
Technology, furniture and equipment expense decreased $17.4 million and $6.9 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The second quarter 2023 decrease was largely due to Bank Leumi USA merger related expenses (largely consisting of technology related costs) totaling $15.3 million for the second quarter 2022. The decrease for the six months ended June 30, 2023 was mainly due to decline in merger related expense, partially offset by higher depreciation expense as compared to the same period in 2022.
FDIC insurance assessment expense increased $5.1 million and $10.1 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022 mainly due to growth in our balance sheet, as well as a two basis point increase in the initial base rate effective for 2023.
Amortization of other intangible assets increased $4.5 million for the six months ended June 30, 2023 as compared to the same period in 2022 mainly due to higher amortization expense of core deposits and other intangible assets resulting from Bank Leumi USA acquisition. See Note 9 to the consolidated financial statements for additional information.
Professional and legal fees decreased $9.0 million and $6.9 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, largely due to declines in merger related expense, partially offset by higher technology transformation consulting and managed services. Within the category, merger related expenses (related to the Bank Leumi USA acquisition) totaled $11.4 million and $12.2 million for the three and six months ended June 30, 2023 and 2022, respectively.
Other non-interest expense increased $6.0 million and $17.3 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022 primarily due to general increases in several categories caused by our acquired and organic growth in operations, higher charitable contributions, and increased charges related to collateral liabilities in connection with derivative transactions.
We continuously monitor and closely manage our non-interest expense in an effort to optimize our operating efficiency. To offset the current headwinds impacting our net interest income and margin, we began the implementation of a new cost saving initiative in late June 2023. The identified cost savings are expected to primarily come from workforce reductions, more efficient third-party consulting and service usage, and specific technology cost reductions. As noted above, we incurred $11.2 million of severance expense associated with these efforts during the second quarter 2023. Overall, the new initiative is expected to generate more than $40 million of annual pre-tax cost savings and be realized over the next 12 months.
Income Taxes
Income tax expense totaled $51.8 million for the second quarter 2023 as compared to $57.2 million and $36.6 million for the first quarter 2023 and second quarter 2022, respectively. Our effective tax rate was 27.1 percent, 28.1 percent and 27.5 percent for the second quarter 2023, first quarter 2023 and second quarter 2022, respectively. The decline in the effective tax rate in the second quarter 2023 was primarily due to the release of a state valuation allowance related to New Jersey net operating loss carryforwards.
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
Operating Segments
Valley manages its business operations under reportable segments consisting of Consumer Banking, Commercial Banking and Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations and reporting structures to identify its reportable segments and no changes to the reportable segments were determined necessary during the first half of 2023.
The accounting for each segment includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under U.S. GAAP. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to those of any other financial institution. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

The following tables present the financial data for Valley's operating segments for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,904,483	$40,553,454	$7,893,871	$57,351,808
Income (loss) before income taxes	12,200	247,459	(68,840)	190,819
Annualized return on average interest earning assets (before tax)	0.55%	2.44%	(3.49)%	1.33%

	Three Months Ended June 30, 2022
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,967,305	$34,549,982	$6,373,943	$48,891,230
Income (loss) before income taxes	13,678	127,007	(7,720)	132,965
Annualized return on average interest earning assets (before tax)	0.69%	1.47%	(0.48)%	1.09%
See Note 16 to the consolidated financial statements for additional details.
Consumer Banking
Consumer Banking represented 18.0 percent of our loan portfolio at June 30, 2023, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.1 percent of our loan portfolio at June 30, 2023) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (which represented 3.3 percent of total loans at June 30, 2023) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, brokerage, insurance and tax credit advisory services.
Average interest earning assets within Consumer Banking increased $937.2 million to $8.9 billion for the three months ended June 30, 2023 as compared to the same period of 2022. The increase was largely due to new residential mortgage loan volumes originated for investment rather than sale over the last 12-month period, and, to a lesser extent, growth in home equity and secured personal lines of credit.
Income before income taxes for Consumer Banking decreased $1.5 million to $12.2 million for the second quarter 2023 as compared to the second quarter 2022 mainly driven by lower net interest income and, to a lesser extent, an increase in non-interest expense. Net interest income decreased $23.0 million in the second quarter 2023 as compared to the same period of 2022 due to additional interest expense generated from higher average deposit and other borrowing balances, as well as an increase in the cost of such interest bearing liabilities. The negative impact of these items was partially offset by an increase in non-interest income and lower internal transfer expense. Non-interest income increased $8.4 million mainly due to increases in wealth management and trust fees, capital markets and service charges on deposit accounts, partially offset by lower gains on sales of loans. Internal transfer expense decreased $15.6 million for the second quarter 2023 as compared to the second quarter 2022 due to the lower allocation of non-interest expense over the same period. The provision for loan losses decreased $1.9 million for the three months ended June 30, 2023 due to a decrease in non-economic qualitative factors as compared to one year ago. See further details in the “Allowance for Credit Losses” section of this MD&A.

Net interest margin on the Consumer Banking portfolio decreased 134 basis points to 1.60 percent for the second quarter 2023 as compared to the second quarter 2022 mainly due to a 224 basis point increase in the costs associated with our funding sources, partially offset by a 90 basis point increase in the yield on average loans. The increase in our funding costs was mainly driven by higher interest rates on most of our interest bearing commercial and retail deposit products, increased utilization of fully FDIC-insured indirect customer deposits and higher cost of other borrowings held during the second quarter 2023. The 90 basis point increase in loan yield was largely due to higher yielding new loan volumes and adjustable rate loans in our portfolio. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
The return on average interest earning assets before income taxes for the consumer banking segment was 0.55 percent for the second quarter 2023 compared to 0.69 percent for the second quarter 2022.
Commercial Banking
Commercial Banking is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s business segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $9.3 billion and represented 18.6 percent of the total loan portfolio at June 30, 2023. Commercial real estate loans and construction loans totaled $31.6 billion and represented 63.4 percent of the total loan portfolio at June 30, 2023.
Average interest earning assets in Commercial Banking increased $6.0 billion to $40.6 billion for the three months ended June 30, 2023 as compared to the second quarter 2022 primarily due to strong organic loan growth concentrated in the commercial real estate loan portfolio.
Income before income taxes for Commercial Banking increased $120.5 million to $247.5 million for the three months ended June 30, 2023 as compared to the same period of 2022 mainly due to an increase in net interest income and decreases in the provision for credit losses and internal transfer expense, partially offset by higher non-interest expense. Net interest income for this segment increased $41.0 million to $373.7 million for the second quarter 2023 as compared to the same period in 2022 primarily due to higher average commercial loan balances and higher interest rates on new and adjustable loans. Internal transfer expense decreased $55.0 million to $102.4 million for the three months ended June 30, 2023 as compared to the second quarter 2022. The provision for credit losses decreased $35.5 million to $2.8 million as compared to the same period in 2022 mainly due to elevated provision for credit losses for the second quarter 2022 related to non-PCD loans and unfunded credit commitments acquired from Bank Leumi USA. See details in the "Allowance for Credit Losses for Loans" section of this MD&A. Non-interest expense increased $10.9 million to $35.4 million for three months ended June 30, 2023 as compared to the second quarter 2022.
The net interest margin for this segment decreased 16 basis points to 3.69 percent for the second quarter 2023 as compared to the second quarter 2022 due to a 224 basis point increase in the cost of our funding sources, partially offset by a 208 basis point increase in the yield on average loans.
The return on average interest earning assets before income taxes for the commercial banking segment was 2.44 percent for the three months ended June 30, 2023 compared to 1.47 percent for the same period in 2022.
Treasury and Corporate Other
Treasury and Corporate Other largely consists of the Treasury managed held to maturity and available for sale debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to the Consumer Banking and Commercial Banking segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each business segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average interest earning assets and/or liabilities outstanding for the period. Other items disclosed in this segment include net gains and losses on available for sale and held to maturity securities transactions, interest expense related to subordinated notes, amortization of tax credit investments, as well as other non-core items, including merger expenses.
Average interest earning assets within Treasury and Corporate Other increased $1.5 billion to $7.9 billion for the three months ended June 30, 2023 mainly due to a $1.4 billion increase in average overnight interest bearing deposits with banks as compared to the same period in 2022. Our average overnight cash levels increased in the second quarter 2023 as a cautionary liquidity management measure resulting from the bank failures in March and April 2023.
For the three months ended June 30, 2023, loss before income taxes in this segment totaled $68.8 million compared to $7.7 million for the same period in 2022. The $61.1 million increase in the pre-tax loss during the second quarter 2023 period was mainly due to lower internal transfer income and net interest income, partially offset by a decrease in non-interest expense. The internal transfer income decreased $70.6 million to $124.4 million for the three months ended June 30, 2023 as compared to the same period a year ago due to the lower allocation of non-interest expense over the same period. Non-interest expense decreased $32.1 million to $224.4 million during the three months ended June 30, 2023 as compared to the same period in 2022 mainly attributable to merger expenses incurred during the second quarter 2022 resulting from the Bank Leumi USA acquisition. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.
The net interest margin for this segment decreased 93 basis points to 1.19 percent for the second quarter 2023 as compared to the second quarter 2022 due to a 224 basis point increase in cost of our funding sources, partially offset by a 131 basis point increase in the yield on average investments. The increase in the yield on average investments as compared to the same period a year ago was largely driven by new higher yielding investments and a reduction in premium amortization expense mostly caused by slower principal repayments in the rising interest rate environment.
The following tables present the financial data for Valley's operating segments for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,836,859	$39,826,630	$7,699,305	$56,362,794
Income before income taxes	13,224	471,069	(89,758)	394,535
Annualized return on average interest earning assets (before tax)	0.30%	2.37%	(2.33)%	1.40%

	Six Months Ended June 30, 2022
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,848,764	$30,743,387	$6,017,817	$44,609,968
Income (loss) before income taxes	36,659	263,838	(11,490)	289,007
Annualized return on average interest earning assets (before tax)	0.93%	1.72%	(0.38)%	1.30%

Consumer Banking

Consumer Banking's average interest earning assets increased $988.1 million to $8.8 billion for the six months ended June 30, 2023 as compared to the same period in 2022. The increase was largely due to new residential mortgage loan volumes originated for investment rather than sale over the last 12-month period, as well as growth in home equity loans and secured personal lines of credit.

Income before income taxes generated by Consumer Banking decreased $23.4 million to $13.2 million for the six months ended June 30, 2023 as compared to the same period in 2022 mainly driven by lower net interest income, and, to a lesser extent, increases in non-interest expense and the provision for loan losses. Net interest income decreased $37.0 million for the six months ended June 30, 2023 as compared to the same period in 2022 mainly due to additional interest expense generated from higher average deposit balances, as well as an increase in interest rates on such balances. The provision for loan losses increased $2.7 million for the six months ended June 30, 2023 due to additional reserves related to residential loan growth, and changes in the economic forecast component within our CECL model as compared to one year ago. See further details in the “Allowance for Credit Losses” section of this MD&A. The negative impact of these items was partially offset by an $8.9 million increase in non-interest income coupled with a $13.4 million decrease in the internal transfer expense for the six months ended June 30, 2023 as compared to the same period in 2022. The increase in non-interest income was mainly driven by increases in wealth management and trust fees and service charges on deposit accounts.

Net interest margin on the Consumer Banking portfolio decreased 116 basis points to 1.76 percent for the six months ended June 30, 2023 as compared to the same period one year ago mainly due to a 202 basis point increase in the costs associated with our funding sources, partially offset by an 86 basis point increase in the yield on average loans. The 86 basis point increase in loan yield was largely due to higher yielding new loan volumes and adjustable rate loans in our portfolio. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
The return on average interest earning assets before income taxes for the consumer banking segment was 0.30 percent for the six months ended June 30, 2023 compared to 0.93 percent as compared to the same period one year ago.
Commercial Banking

Average interest earning assets in Commercial Banking increased $9.1 billion to $39.8 billion for the six months ended June 30, 2023 as compared to the same period in 2022. This increase was primarily due to strong organic loan growth, especially in the commercial real estate portfolio over the 12-month period ended June 30, 2023, as well as loans acquired from Bank Leumi USA on April 1, 2022.

For the six months ended June 30, 2023, income before income taxes for Commercial Banking increased $207.2 million to $471.1 million as compared to the same period in 2022 mainly due to an increase in net interest income and a lower provision for credit losses, partially offset by higher non-interest expense. Net interest income increased $172.6 million to $751.9 million for the six months ended June 30, 2023 as compared to the same period in 2022 primarily due to higher average commercial loan balances and higher interest rates on new and adjustable loans. The provision for credit losses decreased $34.1 million to $5.8 million during the six months ended June 30, 2023 as compared to $39.9 million for the same period in 2022 mainly due to a provision for non-PCD loans and unfunded credit commitments acquired from Bank Leumi in the second quarter 2022. See details in the "Allowance for Credit Losses for Loans" section of this MD&A. Non-interest expense increased $21.6 million to $71.1 million for the six months ended June 30, 2023 as compared to the same period in 2022 mainly due to acquired and organic growth in our commercial operations. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.

The net interest margin for this segment increased 1 basis point to 3.78 percent for the six months ended June 30, 2023 as compared to the same period in 2022 due to a 203 basis point increase in yield on average loans, partially offset by a 202 basis point increase in the cost of our funding sources.

The return on average interest earning assets before income taxes for the commercial banking segment was 2.37 percent for the six months ended June 30, 2023 compared to 1.72 percent for the same period in 2022.
Treasury and Corporate Other
Treasury and Corporate Other's average interest earning assets increased $1.7 billion during the six months ended June 30, 2023 as compared to the same period in 2022 mainly due to investment securities acquired from Bank Leumi USA, as well as other select new investment securities purchases over the last 12-month period. Average interest bearing deposits with banks increased $47.5 million as compared to the same period in 2022 due to additional cash held as a cautionary liquidity management measure starting in March 2023 and through most of the second quarter 2023.
The loss before income taxes for this segment totaled $89.8 million for the six months ended June 30, 2023 as compared to $11.5 million for the same period in 2022. The $78.3 million increase in pre-tax loss was mainly due to an increase in non-interest expense and decreases in both net interest income and internal transfer income, partially offset by higher non-interest income. Non-interest expense increased $30.4 million to $442.6 million for the six months ended June 30, 2023 as compared to the same period in 2022 largely due to expenses related to our expanded banking operations and organic business growth including higher salary and employee benefits expense, technology, furniture and equipment and professional and legal fees. Internal transfer income decreased $36.7 million to $286.9 million for the six months ended June 30, 2023 as compared to the same period in 2022 due to the higher allocation of non-interest expense over the same period. Non-interest income increased $8.9 million during the six months ended June 30, 2023 as compared to the same period in 2022 mostly due to incremental increases in several operating non-interest income categories caused by acquired and organic growth of our business operations over the last 12-month period. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A. Provision for credit losses increased $4.4 million mainly due to a corporate bond issued by Signature Bank within our AFS debt securities portfolio that was fully charged-off during the first quarter 2023.

Treasury and Corporate Other's net interest margin decreased 46 basis points to 1.35 percent for the six months ended June 30, 2023 as compared to the same period in 2022 due to a 202 basis point increase in cost of our funding sources, partially offset by a 156 basis point increase in the yield on average investments. The increased yield on average investments as compared to the same period in 2022 was largely driven by new higher yielding investments and a reduction in premium amortization expense mostly caused by slower principal repayments in the rising interest rate environment.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2023. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of June 30, 2023. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2023. Although the size of Valley’s balance sheet is forecasted to remain static as of June 30, 2023 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter 2023. The model also utilizes an immediate parallel shift in market interest rates at June 30, 2023.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$215,671	12.16%
+200	143,021	8.06
+100	70,754	3.99
–100	(72,077)	(4.06)
–200	(143,067)	(8.06)
–300	(213,209)	(12.02)
As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12-month period by 3.99 percent. Management believes the interest rate sensitivity of our balance sheet remains within an acceptable tolerance range at June 30, 2023. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
Liquidity and Cash Requirements
Bank Liquidity
Liquidity measures Valley's ability to satisfy its current and future cash flow needs. Our objective is to have liquidity available to fulfill loan demands, repay deposits and other liabilities, and execute balance sheet strategies in all market conditions while adhering to internal controls and income targets. Valley's liquidity program is managed by the Treasury Department and routinely monitored by the Asset and Liability Management Committee and two board committees. Among other actions, Treasury actively monitors Valley's current liquidity profile, sources and stability of funding, availability of assets for pledging or sale, opportunities to gather additional funds, and anticipated future funding needs, including the level of unfunded commitments.
The Bank adheres to certain internal liquidity measures including ratios of loans to deposits below 110 percent and wholesale funding to total funding below 25 percent, as summarized in the table below. Management maintains flexibility to temporarily exceed these thresholds in certain operating environments.
The following table presents Valley's loan to deposits and wholesale funding to total funding ratios at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Loans to deposits	100.5%	98.5%
Wholesale funding to total funding	24.8	13.8
Valley's short and long-term cash requirements include contractual obligations under borrowings, deposits, payments related to leases, capital expenditures and other purchase commitments. In the ordinary course of operations, the Bank also enters into various financial obligations, including contractual obligations that may require future cash payments. Management believes the Bank has the ability to generate and obtain adequate amounts of cash to meet its short-term and long-term obligations as they come due by utilizing various cash resources described below.
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York) and other sources. The following table summarizes Valley's sources of liquid assets:

	June 30, 2023	December 31, 2022
	(in thousands)
Cash and due from banks	$463,318	$444,325
Interest bearing deposits with banks	1,491,091	503,622
Trading debt securities	3,409	13,438
Held to maturity debt securities (1)	182,280	177,614
Available for sale debt securities (2)	1,236,946	1,261,397
Loans held for sale	33,044	18,118
Total liquid assets	$3,410,088	$2,418,514

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.

(2)     Includes approximately $847 million and $333 million of various investment securities that were pledged to counterparties to support our earning asset funding strategies at June 30, 2023 and December 31, 2022, respectively.
Total liquid assets represented 6.0 percent and 4.6 percent of earning assets at June 30, 2023 and December 31, 2022, respectively.
Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At June 30, 2023, estimated cash inflows from total loans are projected to be approximately $14.7 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $386.2 million in principal payments from securities in the total investment portfolio at June 30, 2023 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $42.0 billion and $38.1 billion for the six months ended June 30, 2023 and for the year ended December 31, 2022, respectively, representing 74.6 percent and 79.2 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.
In addition to customer deposits, the Bank has ample access to readily available borrowing sources available to supplement its current and projected funding needs. The following table presents short-term borrowings outstanding at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
FHLB advances	$1,000,000	$24,035
Securities sold under agreements to repurchase	88,899	114,694
Total short-term borrowings	$1,088,899	$138,729
The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
FHLB borrowing capacity*	$13,093,000	$6,891,000
Unused FRB discount window*	7,684,000	2,099,000
Unused federal funds lines available from commercial banks	2,065,000	1,940,000
Unencumbered investment securities	1,326,000	3,502,000
Total	$24,168,000	$14,432,000

*     FHLB and FRB borrowings are collateralized by certain pledged securities, including but not limited to U.S. government and agency mortgage-backed securities and blanket qualifying first lien on certain real estate and residential mortgage secured loans.
Additionally, the Federal Reserve established the Bank Term Funding Program on March 12, 2023 as a funding source for eligible depository institutions. The Program can provide short-term liquidity (up to one year) against the par value of certain high-quality collateral, such as U.S. Treasury securities, and eliminate the potential need for an institution to sell those securities in times of stress. Advances under the Program can be requested until March 11, 2024. This Program is currently another short-term liquidity source for Valley. Valley had no outstanding borrowings under the Program at June 30, 2023.
Corporation Liquidity
Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our ongoing asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures and subordinated notes (including $125 million of 5.125 percent subordinated notes which are maturing on September 27, 2023). Valley's cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the Bank. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods of up to five years, but not beyond the stated maturity dates, and subject to other conditions.
Investment Securities Portfolio
As of June 30, 2023, we had $61.0 million, $1.2 billion, and $3.8 billion in equity, available for sale debt securities and held to maturity debt securities, respectively. The available for sale and held to maturity debt securities portfolios, which comprise the majority of the securities we own, include: U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our available for sale debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consisted of two publicly traded mutual funds, CRA investments and several other equity investments we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities. We also had $3.4 million of trading debt securities at June 30, 2023 consisting of U.S. Treasury securities.
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
We have evaluated all available for sale debt securities that are in an unrealized loss position as of June 30, 2023 and December 31, 2022 and determined that the declines in fair value were mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in both a provision for credit losses and full charge-off of the security totaling $5.0 million during the six months ended June 30, 2023. There was no other impairment recognized within the available for sale debt securities portfolio during the three months ended June 30, 2023 and the three and six months ended June 30, 2022.
Valley does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of our amortized cost basis. None of the available for sale debt securities were past due as of June 30, 2023 and there was no allowance for credit losses for available for sale debt securities at June 30, 2023 and December 31, 2022.
Held to maturity debt securities. Valley estimates the expected credit losses on held to maturity debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the held to maturity portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. Held to maturity debt securities were carried net of an allowance for credit losses totaling approximately $1.4 million and $1.6 million at June 30, 2023 and December 31, 2022, respectively.
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

The following table presents the available for sale and held to maturity debt investment securities portfolios by investment grades at June 30, 2023:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA Rated	$1,052,295	$39	$(124,114)	$928,220
AA Rated	149,623	—	(27,011)	122,612
A Rated	17,213	—	(3,000)	14,213
BBB Rated	69,905	—	(8,598)	61,307
Non-investment grade	5,000	—	(1,222)	3,778
Not rated	120,644	—	(13,828)	106,816
Total	$1,414,680	$39	$(177,773)	$1,236,946
Held to maturity investment grades: *
AAA Rated	$3,333,395	$918	$(455,892)	$2,878,421
AA Rated	237,338	105	(15,184)	222,259
A Rated	5,898	1	(145)	5,754
BBB Rated	6,000	—	(780)	5,220
Non-investment grade	5,416	—	(872)	4,544
Not rated	178,791	1	(16,042)	162,750
Total	$3,766,838	$1,025	$(488,915)	$3,278,948
Allowance for credit losses	1,351	—	—	1,351
Total, net of allowance for credit losses	$3,765,487	$1,025	$(488,915)	$3,277,597

*	Rated using external rating agencies. Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA and AA rated categories of both the available for sale and held to maturity debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continued to be driven by the rising interest rate environment during the last 12 months. The investment securities available for sale and held to maturity portfolio included $120.6 million and $178.8 million, respectively, of investments not rated by the rating agencies with aggregate unrealized losses of $13.8 million and $16.0 million, respectively, at June 30, 2023. The unrealized losses within non-rated available for sale debt securities mostly related to several large corporate bonds negatively impacted by rising interest rates, and not changes in underlying credit. The unrealized losses within non-rated held to maturity debt securities mostly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.1 million and several corporate and other debt securities.
See Note 7 to the consolidated financial statements for additional information regarding our investment securities portfolio.

Loan Portfolio
The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2023	March 31, 2023	December 31, 2022
	($ in thousands)
Loans
Commercial and industrial	$9,287,309	$9,043,946	$8,804,830
Commercial real estate:
Commercial real estate	27,793,072	27,051,111	25,732,033
Construction	3,815,761	3,725,967	3,700,835
Total commercial real estate	31,608,833	30,777,078	29,432,868
Residential mortgage	5,560,356	5,486,280	5,364,550
Consumer:
Home equity	535,493	516,592	503,884
Automobile	1,632,875	1,717,141	1,746,225
Other consumer	1,252,382	1,118,929	1,064,843
Total consumer loans	3,420,750	3,352,662	3,314,952
Total loans*	$49,877,248	$48,659,966	$46,917,200
As a percent of total loans:
Commercial and industrial	18.6%	18.6%	18.8%
Commercial real estate	63.4	63.2	62.7
Residential mortgage	11.1	11.3	11.4
Consumer loans	6.9	6.9	7.1
Total	100.0%	100.0%	100.0%

*     Includes net unearned discount and deferred loan fees of $119.1 million, $125.4 million and $120.5 million at June 30, 2023, March 31, 2023 and December 31, 2022, respectively.
Total loans increased $1.2 billion, or 10.0 percent on an annualized basis to $49.9 billion at June 30, 2023 from March 31, 2023 mainly due to continued organic loan growth in commercial loan categories and relatively low levels of loan prepayment activity during the second quarter 2023. Residential mortgage loans held for sale at fair value totaled $23.0 million and $17.2 million at June 30, 2023 and March 31, 2023, respectively. At June 30, 2023, loans held for sale also included one non-performing construction loan totaling $10.0 million, net of charge-offs, transferred from the loan portfolio during the second quarter 2023.
Commercial and industrial loans increased $243.4 million to $9.3 billion at June 30, 2023 as compared to March 31, 2023. The organic and diverse growth was mainly a result of new loan volumes from our pre-existing long-term customer base.
Commercial real estate loans (excluding construction loans) increased $742.0 million to $27.8 billion at June 30, 2023 from March 31, 2023 reflecting solid organic growth mainly within non-owner occupied and multi-family loans across our geographic market areas. At June 30, 2023, commercial real estate loans collateralized by office buildings were approximately $3.2 billion of the $27.8 billion portfolio. These loans are geographically disbursed largely across Florida, Alabama, New Jersey, New York, and Manhattan with a combined weighted average loan to value ratio of 52 percent and debt service coverage ratio of 1.78.
Construction loans increased only $89.8 million to $3.8 billion at June 30, 2023 from March 31, 2023 and was largely due to advances on pre-existing construction loan projects in New Jersey, New York and Florida.
Residential mortgage loans increased $74.1 million, or 5.4 percent on an annualized basis, during the second quarter 2023 as we largely originated new loans for the held for investment portfolio rather than for sale. New and refinanced residential mortgage loan originations totaled $188.0 million for the second quarter 2023 as compared to

$194.4 million and $540.7 million for the first quarter 2023 and second quarter 2022, respectively. Florida originations totaled $63.2 million and represented 33.61 percent of total residential mortgage loan originations in the quarter. During the second quarter 2023, we retained approximately 73.2 percent of the total residential mortgage originations in our held for investment loan portfolio. Of the total originations in the second quarter 2023, $50.4 million of residential mortgage loans were originated for sale rather than held for investment as compared to $61.9 million during the second quarter 2022. Additionally, the volume of both new and refinanced loan applications has remained relatively low in the early stages of the third quarter 2023 due to the high level of mortgage interest rates and tight housing inventories and may challenge our ability to grow this loan category.
Home equity loans increased by $18.9 million to $535.5 million at June 30, 2023 compared to March 31, 2023 as a result of lower new originations and line utilization in an unfavorable high interest rate environment.
Automobile loans decreased by $84.3 million, or 19.6 percent on an annualized basis, to $1.6 billion at June 30, 2023 as compared to March 31, 2023 largely due to continued low consumer demand for new and used vehicle financing because of the higher interest rate environment. During the second quarter 2023, the interest rates on new car loans reached the highest level since 2008. We originated $16.2 million in auto loans through our Florida dealership network during the second quarter 2023 as compared to $31.5 million in the first quarter 2023. Of the total originations, our Florida dealership network represented approximately 20 percent of new loans, during the second quarter 2023. Despite adequate new automobile inventories available to consumers, we anticipate that the impact of inflation on average new vehicle prices coupled with rising interest rates could continue to have a negative impact on our ability to grow this loan category during the third quarter 2023.
Other consumer loans increased $133.5 million to $1.3 billion at June 30, 2023 as compared to March 31, 2023 mainly due to moderate growth in our collateralized personal lines of credit portfolio.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island and Florida. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
Annualized loan growth slowed to 10 percent during the second quarter 2023 from 16 percent in the first quarter 2023 as we worked through the majority of the strong loan pipeline that was present at the beginning of 2023. We will continue to be selective on the lending side and generally supportive of compelling projects led by our high quality and tenured customer base. Moving forward, we anticipate moderate levels of overall loan growth in the mid to high single digits on an annualized basis for the remainder of 2023.
Non-performing Assets
Non-performing assets (NPA) include non-accrual loans, other real estate owned (OREO), and other repossessed assets (which primarily consist of automobiles and taxi medallions) at June 30, 2023. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at lower of cost or fair value, less estimated cost to sell.
Our NPAs increased $11.2 million to $256.1 million at June 30, 2023 as compared to March 31, 2023 mostly due to increases in both non-accrual commercial real estate loans and commercial and industrial loans, partially offset by decreases in construction loans and residential mortgage loans. NPAs as a percentage of total loans and NPAs totaled 0.51 percent and 0.50 percent at June 30, 2023 and March 31, 2023, respectively (as shown in the table below). Our total NPAs has remained relatively low as a percentage of the total loan portfolio and the level of NPAs, which is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.

Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. During the six months ended June 30, 2023, our overall credit trends have remained stable, and our business and borrowers continued to demonstrate resilience and growth despite the recent challenges across the banking system, slower economic growth, elevated inflation and the overall uncertain economy. However, management cannot provide assurance that the non-performing assets will not materially increase from the levels reported at June 30, 2023 due to the aforementioned or other factors potentially impacting our lending customers.
The following table sets forth by loan category accruing past due and non-performing assets at the dates indicated in conjunction with our asset quality ratios:

	June 30, 2023	March 31, 2023	December 31, 2022
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$6,229	$20,716	$11,664
Commercial real estate	3,612	13,580	6,638
Residential mortgage	15,565	12,599	16,146
Total consumer	8,431	7,845	9,087
Total 30 to 59 days past due	33,837	54,740	43,535
60 to 89 days past due:
Commercial and industrial	7,468	24,118	12,705
Commercial real estate	—	—	3,167
Residential mortgage	1,348	2,133	3,315
Total consumer	4,126	1,519	1,579
Total 60 to 89 days past due	12,942	27,770	20,766
90 or more days past due:
Commercial and industrial	6,599	8,927	18,392
Commercial real estate	2,242	—	2,292
Construction	3,990	6,450	3,990
Residential mortgage	1,165	1,668	1,866
Total consumer	1,006	747	47
Total 90 or more days past due	15,002	17,792	26,587
Total accruing past due loans	$61,781	$100,302	$90,888
Non-accrual loans:
Commercial and industrial	$84,449	$78,606	$98,881
Commercial real estate	82,712	67,938	68,316
Construction	63,043	68,649	74,230
Residential mortgage	20,819	23,483	25,160
Total consumer	3,068	3,318	3,174
Total non-accrual loans	254,091	241,994	269,761
Other real estate owned (OREO)	824	1,189	286
Other repossessed assets	1,230	1,752	1,937
Total non-performing assets (NPAs)	$256,145	$244,935	$271,984
Total non-accrual loans as a % of loans	0.51%	0.50%	0.57%
Total NPAs as a % of loans and NPAs	0.51	0.50	0.58
Total accruing past due and non-accrual loans as a % of loans	0.63	0.70	0.77
Allowance for loan losses as a % of non-accrual loans	171.76	180.54	170.02

Loans past due 30 to 59 days decreased $20.9 million to $33.8 million at June 30, 2023 as compared to March 31, 2023 due, in part, to the commercial real estate loans totaling $10.2 million included in this delinquency category at March 31, 2023 that reclassified to non-accrual loans at June 30, 2023. Commercial and industrial loans 30 to 59 days past due decreased $14.5 million mainly due to improved performance during the second quarter 2023.
Loans past due 60 to 89 days decreased $14.8 million to $12.9 million at June 30, 2023 as compared to March 31, 2023 largely due to a commercial and industrial loan relationship totaling $21.2 million included in this delinquency category at March 31, 2023 that became current to all its contractual payments at June 30, 2023.
Loans 90 days or more past due and still accruing interest decreased $2.8 million to $15.0 million at June 30, 2023 as compared to March 31, 2023 mainly due to decreases in the commercial and industrial and construction loan categories, partially offset by one new matured commercial real estate loan of $2.2 million expected to be paid off in the near term. All loans 90 days or more past due and still accruing interest are well-secured and in the process of collection.
Non-accrual loans increased $12.1 million to $254.1 million at June 30, 2023 as compared to $242.0 million at March 31, 2023 mostly driven by an increase in the commercial real estate loan category. Non-accrual commercial real estate loans increased $14.8 million to $82.7 million at June 30, 2023 due, in part, to the aforementioned migration of two loans totaling $10.2 million from the 30 to 59 days past due delinquency category at March 31, 2023 and one new $4.5 million non-performing loan at June 30, 2023. Non-accrual construction loans decreased $5.6 million to $63.0 million at June 30, 2023 from March 31, 2023 primarily due to the $4.2 million partial charge-off of one loan, which was transferred to loans held for sale at June 30, 2023.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at June 30, 2023, are well secured and largely collectible based in part, on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in each collateral valuation results in an allocation of specific reserves within our allowance for credit losses for loans.
Non-performing taxi medallion loans totaled $65.8 million of the $84.4 million non-accrual commercial and industrial loans at June 30, 2023. At June 30, 2023, all taxi medallion loans in the loan portfolio were on non-accrual status and had related reserves of $41.7 million, or 63.4 percent of such loans, within the allowance for loan losses. Potential further declines in the market valuation of taxi medallions and the current operating environment mainly within New York City may negatively impact the performance of this portfolio.
OREO properties totaled $824 thousand at June 30, 2023 and decreased $365 thousand as compared to March 31, 2023. The sales of OREO properties and net gains on sales of OREO during the three and six months ended June 30, 2023 and 2022 were not material. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $454 thousand and $2.6 million at June 30, 2023 and December 31, 2022, respectively.
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
At June 30, 2023, Valley continued to maintain the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with less emphasis on the S-3 downside and S-4 adverse scenarios. However, the standalone Moody's Baseline scenario reflected a more pessimistic outlook as compared to March 31, 2023 in terms of GDP growth, unemployment levels and potential near term negative economic impacts given the present uncertain economic conditions.
At June 30, 2023, the Moody's Baseline forecast included the following specific assumptions:
•GDP expansion of approximately 0.6 percent in the third quarter 2023;
•Unemployment of 3.6 percent in the third quarter 2023 and 3.8 to 4.3 percent over the remainder of the forecast period ending in the second quarter 2025;
•Continued concerns about increased debt burden pushed by rising interest rates, high inflation, and elevated house prices;
•Consumer spending remained a source of growth and its contribution grew to the largest in nearly two years, as the cost-of-living adjusted boosted after-tax income adding another 2.5 percent to growth;
•The Federal Reserve opted to pause its rate hikes in June 2023, keeping the federal funds rate at 5 - 5.25 percent with possible additional reductions in 2023; and
•Inflation remains elevated but continues to trend downward, while reporting at approximately 4 percent in May 2023.
See more details regarding our allowance for credit losses for loans in Note 8 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in thousands)
Allowance for credit losses for loans
Beginning balance	$460,969	$483,255	$379,252	$483,255	$375,702
Impact of the adoption of ASU No. 2022-02 (1)	—	(1,368)	—	(1,368)	—
Allowance for purchased credit deteriorated (PCD) loans, net (2)	—	—	70,319	—	70,319
Beginning balance, adjusted	460,969	481,887	449,571	481,887	446,021
Loans charged-off:
Commercial and industrial	(3,865)	(26,047)	(4,540)	(29,912)	(6,111)
Commercial real estate	(2,065)	—	—	(2,065)	(173)
Construction	(4,208)	(5,698)	—	(9,906)	—
Residential mortgage	(149)	—	(1)	(149)	(27)
Total consumer	(1,040)	(828)	(726)	(1,868)	(1,551)
Total charge-offs	(11,327)	(32,573)	(5,267)	(43,900)	(7,862)
Charged-off loans recovered:
Commercial and industrial	2,173	1,399	1,952	3,572	2,776
Commercial real estate	4	24	224	28	331
Residential mortgage	135	21	74	156	531
Total consumer	390	761	697	1,151	1,954
Total recoveries	2,702	2,205	2,947	4,907	5,592
Total net loan charge-offs	(8,625)	(30,368)	(2,320)	(38,993)	(2,270)
Provision charged for credit losses	6,332	9,450	43,712	15,782	47,212
Ending balance	$458,676	$460,969	$490,963	$458,676	$490,963
Components of allowance for credit losses for loans:
Allowance for loan losses	$436,432	$436,898	$468,819	$436,432	$468,819
Allowance for unfunded credit commitments	22,244	24,071	22,144	22,244	22,144
Allowance for credit losses for loans	$458,676	$460,969	$490,963	$458,676	$490,963
Components of provision for credit losses for loans:
Provision for credit losses for loans	$8,159	$9,979	$38,310	$18,138	$41,568
Provision for unfunded credit commitments	(1,827)	(529)	5,402	(2,356)	5,644
Total provision for credit losses for loans	$6,332	$9,450	$43,712	$15,782	$47,212

Allowance for credit losses for loans as a % of total loans	0.92%	0.95%	1.13%	0.92%	1.13%

(1) Represents the opening adjustment for the adoption of ASU No. 2022-02 effective January 1, 2023.
(2) Represents the allowance for acquired PCD loans, net of PCD loan charge-offs totaling $62.4 million in the second quarter 2022.

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(1,692)	$(24,648)	$(2,588)	$(26,340)	$(3,335)
Commercial real estate	(2,061)	24	224	(2,037)	158
Construction	(4,208)	(5,698)	—	(9,906)	—
Residential mortgage	(14)	21	73	7	504
Total consumer	(650)	(67)	(29)	(717)	403
Total	$(8,625)	$(30,368)	$(2,320)	$(38,993)	$(2,270)
Average loans outstanding
Commercial and industrial	$9,043,832	$8,754,853	$8,304,822	$8,304,822	$7,017,820
Commercial real estate	27,808,278	26,555,421	23,319,419	26,735,384	21,303,889
Construction	3,787,183	3,780,615	2,925,741	3,721,735	2,421,678
Residential mortgage	5,489,501	5,363,421	4,727,481	5,337,320	4,706,695
Total consumer	3,329,143	3,405,061	3,239,824	3,268,712	3,142,069
Total	$49,457,937	$47,859,371	$42,517,287	$47,367,973	$38,592,151
Annualized net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	0.07%	1.13%	0.12%	0.63%	0.10%
Commercial real estate	0.03	0.00	0.00	0.02	0.00
Construction	0.44	0.60	0.00	0.53	0.00
Residential mortgage	0.00	0.00	(0.01)	0.00	(0.02)
Total consumer	0.08	0.01	0.00	0.04	(0.03)
Total loans	0.07	0.25	0.02	0.16	0.01
Net loan charge-offs totaled $8.6 million for the second quarter 2023 as compared to $30.4 million and $2.3 million for the first quarter 2023 and the second quarter 2022, respectively. The decrease from the first quarter 2023 was mainly due to the elevated net loan charges-offs during the first quarter 2023 largely related to one commercial and industrial loan participation charged-off. Gross charge-offs totaled $11.3 million for the second quarter 2023 and included the $4.2 million partial charge-off related to the valuation of a non-performing construction loan transferred from the held for investment loan portfolio to loans held for sale at June 30, 2023. This construction loan had specific reserves of $5.2 million within the allowance for loan losses at March 31, 2023 and, as a result, the partial charge-off was fully reserved for prior to the second quarter 2023.
The amount of net loan charge-offs (as presented in the above table) and the low level of individual loan charge-offs for the second quarter 2023 continued to trend within management's expectations for the credit quality of the loan portfolio at June 30, 2023.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2023		March 31, 2023		June 30, 2022
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$128,245	1.38%	$127,992	1.42%	$144,539	1.70%
Commercial real estate loans:
Commercial real estate	194,177	0.70	190,420	0.70	227,457	0.97
Construction	45,518	1.19	52,912	1.42	49,770	1.47
Total commercial real estate loans	239,695	0.76	243,332	0.79	277,227	1.03
Residential mortgage loans	44,153	0.79	41,708	0.76	29,889	0.60
Consumer loans:
Home equity	4,020	0.75	4,417	0.86	3,907	0.91
Auto and other consumer	20,319	0.70	19,449	0.69	13,257	0.49
Total consumer loans	24,339	0.71	23,866	0.71	17,164	0.55
Allowance for loan losses	436,432	0.88	436,898	0.90	468,819	1.08
Allowance for unfunded credit commitments	22,244		24,071		22,144
Total allowance for credit losses for loans	$458,676		$460,969		$490,963
Allowance for credit losses for loans as a % total loans		0.92%		0.95%		1.13%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 0.92 percent at June 30, 2023 as compared to 0.95 percent and 1.13 percent at March 31, 2023 and June 30, 2022, respectively. During the second quarter 2023, the provision for credit losses for loans totaled $6.3 million as compared to $9.5 million and $43.7 million for the first quarter 2023 and second quarter 2022, respectively. At June 30, 2023, our allowance for credit losses for loans as a percentage of total loans decreased as compared to March 31, 2023 as higher economic forecast reserves driven by a more pessimistic Moody's Baseline outlook was more than offset by lower non-economic qualitative reserves for commercial loans. The net impact of other changes in quantitative reserves for each loan category was not significant to the total allowance for loan losses at June 30, 2023.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2023 and December 31, 2022, shareholders’ equity totaled approximately $6.6 billion and $6.4 billion, which represented 10.7 percent and 11.1 percent of total assets, respectively.
During the six months ended June 30, 2023, total shareholders’ equity increased by approximately $174.4 million primarily due to the following:
•net income of $285.6 million,
•a $7.7 million increase attributable to the effect of our stock incentive plan,
•additional capital issued totaling $3.8 million,
•a $990 thousand net cumulative effect adjustment to retained earnings for the adoption of ASU 2022-02, partially offset by
•cash dividends declared on common and preferred stock totaling a combined $120.9 million,

•repurchases of $2.1 million of our common stock with these shares held in treasury stock and
•other comprehensive loss of $745 thousand.
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
We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and a minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of June 30, 2023 and December 31, 2022, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final interim rule as of April 3, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and will increase 25 percent per year until fully phased-in on January 1, 2025. As of June 30, 2023, approximately $23.6 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk-based capital ratios by approximately 6 basis points.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at June 30, 2023 and December 31, 2022:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2023
Total Risk-based Capital
Valley	$5,735,239	11.52%	$5,227,963	10.50%	N/A	N/A
Valley National Bank	5,824,996	11.70	5,225,830	10.50	$4,976,981	10.00%
Common Equity Tier 1 Capital
Valley	4,497,984	9.03	3,485,309	7.00	N/A	N/A
Valley National Bank	5,446,582	10.94	3,483,887	7.00	3,235,038	6.50
Tier 1 Risk-based Capital
Valley	4,712,825	9.47	4,232,161	8.50	N/A	N/A
Valley National Bank	5,446,582	10.94	4,230,434	8.50	3,981,585	8.00
Tier 1 Leverage Capital
Valley	4,712,825	7.86	2,399,186	4.00	N/A	N/A
Valley National Bank	5,446,582	9.08	2,399,094	4.00	2,998,868	5.00
As of December 31, 2022
Total Risk-based Capital
Valley	$5,569,639	11.63%	$5,026,621	10.50%	N/A	N/A
Valley National Bank	5,659,511	11.84	5,018,129	10.50	$4,779,170	10.00%
Common Equity Tier 1 Capital
Valley	4,315,659	9.01	3,351,080	7.00	N/A	N/A
Valley National Bank	5,284,372	11.06	3,345,419	7.00	3,106,461	6.50
Tier 1 Risk-based Capital
Valley	4,530,500	9.46	4,069,169	8.50	N/A	N/A
Valley National Bank	5,284,372	11.06	4,062,295	8.50	3,823,336	8.00
Tier 1 Leverage Capital
Valley	4,530,500	8.23	2,200,822	4.00	N/A	N/A
Valley National Bank	5,284,372	9.60	2,200,891	4.00	2,751,114	5.00
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 60.0 percent for the six months ended June 30, 2023 as compared to 61.4 percent for the year ended December 31, 2022.
Cash dividends declared amounted to $0.22 per common share for each of the six months ended June 30, 2023 and 2022. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision.
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
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 69 for a discussion of interest rate risk.

Item 4.	Controls and Procedures
(a) Disclosure control and procedures. Valley maintains disclosure controls and procedures which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), are defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Valley files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to Valley’s management, including Valley’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
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
(b) Changes in internal control over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
There have been no material changes in the risk factors previously disclosed in the section titled "Risk Factors" in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2022, except as described below, and previously disclosed in Valley’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023:
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
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2023 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2023 to April 30, 2023	27,407	$9.24	—	25,000,000
May 1, 2023 to May 31, 2023	300,493	6.98	300,000	24,700,000
June 1, 2023 to June 30, 2023	25,042	7.38	—	24,700,000
Total	352,942	$7.18	300,000

(1)Includes repurchases made in connection with the vesting of employee restricted stock awards.
(2)On April 26, 2022, Valley publicly announced a stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase will expire on April 25, 2024.

Item 5.	Other Information
a.None.
b.None.
c.None.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report filed on August 7, 2020.
	(3.2)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 24, 2018.
(10)	Material Contracts:
	(10.1)	Valley National Bancorp 2023 Incentive Compensation Plan.* +
(10.2)
Form of Change in Control Agreement for Senior Executive Vice President, dated January 16, 2019, incorporated herein by reference to Exhibit 10 DD to the Registrant’s Form 10-K filed on February 28, 2019 (covering Raja Dakkuri).+

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

(101)	Interactive Data File (XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) **
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Management contract and compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
August 7, 2023	Ira Robbins
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
August 7, 2023	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)