Form 10-Q
period 2023-09-30
VALLEY NATIONAL BANCORP
filed 2023-11-09
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 507,684,079 shares were outstanding as of November 8, 2023.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Cash and due from banks	$444,857	$444,325
Interest bearing deposits with banks	698,966	503,622
Investment securities:
Equity securities	63,191	48,731
Trading debt securities	3,441	13,438
Available for sale debt securities	1,186,524	1,261,397
Held to maturity debt securities (net of allowance for credit losses of $1,321 at September 30, 2023 and $1,646 at December 31, 2022)	3,797,388	3,827,338
Total investment securities	5,050,544	5,150,904
Loans held for sale, at fair value	33,834	18,118
Loans	50,097,519	46,917,200
Less: Allowance for loan losses	(442,175)	(458,655)
Net loans	49,655,344	46,458,545
Premises and equipment, net	387,981	358,556
Lease right of use assets	352,104	306,352
Bank owned life insurance	719,691	717,177
Accrued interest receivable	237,786	196,606
Goodwill	1,868,936	1,868,936
Other intangible assets, net	169,266	197,456
Other assets	1,564,043	1,242,152
Total Assets	$61,183,352	$57,462,749
Liabilities
Deposits:
Non-interest bearing	$11,671,504	$14,463,645
Interest bearing:
Savings, NOW and money market	23,110,840	23,616,812
Time	15,102,970	9,556,457
Total deposits	49,885,314	47,636,914
Short-term borrowings	89,802	138,729
Long-term borrowings	2,318,294	1,543,058
Junior subordinated debentures issued to capital trusts	57,021	56,760
Lease liabilities	413,021	358,884
Accrued expenses and other liabilities	1,792,601	1,327,602
Total Liabilities	54,556,053	51,061,947
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at September 30, 2023 and December 31, 2022)	111,590	111,590
Series B (4,000,000 shares issued at September 30, 2023 and December 31, 2022)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 507,896,910 shares at September 30, 2023 and December 31, 2022)	178,187	178,185
Surplus	4,982,748	4,980,231
Retained earnings	1,460,284	1,218,445
Accumulated other comprehensive loss	(201,892)	(164,002)
Treasury stock, at cost (236,168 common shares at September 30, 2023 and 1,522,432 common shares at December 31, 2022)	(1,719)	(21,748)
Total Shareholders’ Equity	6,627,299	6,400,802
Total Liabilities and Shareholders’ Equity	$61,183,352	$57,462,749
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Income
Interest and fees on loans	$753,638	$496,520	$2,124,036	$1,229,462
Interest and dividends on investment securities:
Taxable	32,383	28,264	96,591	74,416
Tax-exempt	4,585	5,210	15,485	12,739
Dividends	5,299	2,738	18,001	7,490
Interest on federal funds sold and other short-term investments	17,113	3,996	66,594	6,026
Total interest income	813,018	536,728	2,320,707	1,330,133
Interest Expense
Interest on deposits:
Savings, NOW and money market	201,916	50,674	517,524	77,423
Time	164,336	15,174	370,398	21,274
Interest on short-term borrowings	5,189	5,160	89,345	10,049
Interest on long-term borrowings and junior subordinated debentures	29,159	11,728	75,237	31,566
Total interest expense	400,600	82,736	1,052,504	140,312
Net Interest Income	412,418	453,992	1,268,203	1,189,821
(Credit) provision for credit losses for available for sale and held to maturity securities	(30)	188	4,675	531
Provision for credit losses for loans	9,147	1,835	24,929	49,047
Net Interest Income After Provision for Credit Losses	403,301	451,969	1,238,599	1,140,243
Non-Interest Income
Wealth management and trust fees	11,417	9,281	32,180	23,989
Insurance commissions	2,336	3,750	7,895	9,072
Capital markets	7,141	13,171	35,000	42,242
Service charges on deposit accounts	10,952	10,338	31,970	26,617
(Losses) gains on securities transactions, net	(398)	323	197	(1,058)
Fees from loan servicing	2,681	3,138	8,054	8,636
Gains on sales of loans, net	2,023	922	3,752	5,510
Gains (losses) on sales of assets, net	6,653	(106)	6,938	(372)
Bank owned life insurance	2,709	1,681	7,736	5,840
Other	13,150	13,696	39,316	33,521
Total non-interest income	58,664	56,194	173,038	153,997
Non-Interest Expense
Salary and employee benefits expense	137,292	134,572	431,872	397,103
Net occupancy expense	24,675	26,486	73,880	70,906
Technology, furniture and equipment expense	37,320	39,365	106,304	115,245
FDIC insurance assessment	7,946	6,500	27,527	16,009
Amortization of other intangible assets	9,741	11,088	30,072	26,925
Professional and legal fees	17,109	17,840	55,329	62,998
Amortization of tax credit investments	4,191	3,105	13,462	9,194
Other	28,859	22,683	83,824	60,329
Total non-interest expense	267,133	261,639	822,270	758,709
Income Before Income Taxes	194,832	246,524	589,367	535,531
Income tax expense	53,486	68,405	162,410	144,271
Net Income	141,346	178,119	426,957	391,260
Dividends on preferred stock	4,127	3,172	12,031	9,516
Net Income Available to Common Shareholders	$137,219	$174,947	$414,926	$381,744

Earnings Per Common Share:
Basic	$0.27	$0.35	$0.82	$0.80
Diluted	0.27	0.34	0.81	0.79
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$141,346	$178,119	$426,957	$391,260
Other comprehensive loss, net of tax:
Unrealized gains and losses on available for sale securities
Net losses arising during the period	(37,115)	(57,242)	(37,996)	(148,403)
Less reclassification adjustment for net losses (gains) included in net income	5	(12)	5	(22)
Total	(37,110)	(57,254)	(37,991)	(148,425)
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	—	(85)	(775)	110
Less reclassification adjustment for net (gains) losses included in net income	(43)	(13)	852	293
Total	(43)	(98)	77	403
Defined benefit pension and postretirement benefit plans
Amortization of actuarial net loss	8	132	24	397
Total other comprehensive loss	(37,145)	(57,220)	(37,890)	(147,625)
Total comprehensive income	$104,201	$120,899	$389,067	$243,635
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in thousands)

For the Nine Months Ended September 30, 2023

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity

Balance - December 31, 2022	$209,691	506,374	$178,185	$4,980,231	$1,218,445	$(164,002)	$(21,748)	$6,400,802
Adjustment due to the adoption of ASU 2022-02	—	—	—	—	990	—	—	990
Balance - January 1, 2023	209,691	506,374	178,185	4,980,231	1,219,435	(164,002)	(21,748)	6,401,792
Net income	—	—	—	—	146,551	—	—	146,551
Other comprehensive income, net of tax	—	—	—	—	—	20,355	—	20,355
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,077)	—	—	(2,077)
Common stock, $0.11 per share	—	—	—	—	(56,488)	—	—	(56,488)
Effect of stock incentive plan, net	—	1,061	1	(12,569)	(3,994)	—	16,057	(505)
Common stock issued	—	327	—	—	(650)	—	4,400	3,750
Balance - March 31, 2023	$209,691	507,762	$178,186	$4,967,662	$1,300,980	$(143,647)	$(1,291)	$6,511,581
Net income	—	—	—	—	139,060	—	—	139,060
Other comprehensive loss, net of tax	—	—	—	—	—	(21,100)	—	(21,100)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.56 per share	—	—	—	—	(2,233)	—	—	(2,233)
Common stock, $0.11 per share	—	—	—	—	(56,474)	—	—	(56,474)
Effect of stock incentive plan, net	—	157	1	6,845	(2)	—	1,395	8,239
Common stock repurchased	—	(300)	—	—	—	—	(2,092)	(2,092)
Balance - June 30, 2023	$209,691	507,619	$178,187	$4,974,507	$1,379,534	$(164,747)	$(1,988)	$6,575,184
Net income	—	—	—	—	141,346	—	—	141,346
Other comprehensive loss, net of tax	—	—	—	—	—	(37,145)	—	(37,145)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.58 per share	—	—	—	—	(2,330)	—	—	(2,330)
Common stock, $0.11 per share	—	—	—	—	(56,459)	—	—	(56,459)
Effect of stock incentive plan, net	—	42	—	8,241	(10)	—	269	8,500
Balance - September 30, 2023	$209,691	507,661	$178,187	$4,982,748	$1,460,284	$(201,892)	$(1,719)	$6,627,299
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited) (continued)
(in thousands)
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

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$426,957	$391,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,134	29,487
Stock-based compensation	25,365	20,978
Provision for credit losses	29,604	49,578
Net accretion of discounts and amortization of premium on securities and borrowings	(28)	10,603
Amortization of other intangible assets	30,072	26,925
Losses (Gains) on available for sale and held to maturity debt securities, net	476	(102)
Proceeds from sales of loans held for sale	154,720	378,216
Gains on sales of loans, net	(3,752)	(5,510)
Originations of loans held for sale	(158,566)	(244,441)
(Gains) losses on sales of assets, net	(6,938)	372
Net change in:
Fair value of borrowings hedged by derivative transactions	(916)	(30,585)
Trading debt securities	9,997	34,030
Lease right of use assets	(45,767)	(6,233)
Cash surrender value of bank owned life insurance	(7,736)	(5,840)
Accrued interest receivable	(41,180)	(36,807)
Other assets	(308,879)	(371,940)
Accrued expenses and other liabilities	521,214	990,607
Net cash provided by operating activities	656,777	1,230,598
Cash flows from investing activities:
Net loan originations and purchases	(3,235,439)	(5,114,908)
Equity securities:
Purchases	(12,745)	(4,148)
Sales	1,113	1,725
Held to maturity debt securities:
Purchases	(235,667)	(666,188)
Sales	—	—
Maturities, calls and principal repayments	262,734	410,760
Available for sale debt securities:
Purchases	(59,380)	(49,618)
Sales	17,910	12,846
Maturities, calls and principal repayments	63,060	192,868
Death benefit proceeds from bank owned life insurance	5,218	4,680
Proceeds from sales of real estate property and equipment	18,403	7,400
Proceeds from sales of loans held for investment	—	—
Purchases of real estate property and equipment	(71,571)	(50,511)
Cash distribution from tax credit investments	—	—
Cash and cash equivalent acquired in acquisitions, net	—	321,540
Net cash used in investing activities	$(3,246,364)	$(4,933,554)
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)
	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Net change in deposits	$2,248,400	$2,646,434
Net change in short-term borrowings	(48,927)	159,763
Proceeds from issuance of long-term borrowings, net	1,250,000	147,508
Repayments of long-term borrowings	(475,000)	—
Cash dividends paid to preferred shareholders	(12,031)	(9,516)
Cash dividends paid to common shareholders	(169,488)	(148,345)
Purchase of common shares to treasury	(11,274)	(24,013)
Common stock issued, net	3,799	106
Other, net	(16)	(553)
Net cash provided by financing activities	2,785,463	2,771,384
Net change in cash and cash equivalents	195,876	(931,572)
Cash and cash equivalents at beginning of year	947,947	2,049,920
Cash and cash equivalents at end of period	$1,143,823	$1,118,348

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$942,237	$129,504
Federal and state income taxes	172,835	122,170
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$974	$—
Transfer of loans to loans held for sale	10,000	—
Lease right of use assets obtained in exchange for operating lease liabilities	81,727	32,604
Acquisitions:
Non-cash assets acquired:
Equity securities	$—	$6,239
Investment securities available for sale	—	505,928
Investment securities held to maturity	—	806,627
Loans, net	—	5,844,070
Premises and equipment, net	—	38,827
Lease right of use assets	—	49,434
Bank owned life insurance	—	126,861
Accrued interest receivable	—	25,717
Goodwill	—	407,522
Other intangible assets, net	—	159,587
Other assets	—	158,352
Total non-cash assets acquired	$—	$8,129,164
Liabilities assumed:
Deposits	$—	$7,029,997
Short-term borrowings	—	103,794
Lease liabilities	—	79,844
Accrued expenses and other liabilities	—	119,240
Total liabilities assumed	$—	$7,332,875
Non-cash net assets acquired	—	796,289
Net cash and cash equivalents acquired in acquisition	$—	$321,540
Common stock issued in acquisition	$—	$1,117,829
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at September 30, 2023 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Correction of an Immaterial Error. During the third quarter 2023, the carrying amounts of goodwill allocated to Valley's reporting units at December 31, 2022 were adjusted for the correction of an immaterial error related to the reallocation of goodwill resulting from Valley’s change in operating segments during the second quarter 2022. Note 9 – Goodwill and Other Intangible Assets has been revised to correct these errors. These errors had no impact on the reported amount of total goodwill. Management has determined that the errors were not material to prior periods and they had no impact on Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at September 30, 2023 and for all periods presented.
Note 2. Business Combinations
Acquisitions
Bank Leumi Le-Israel Corporation. On April 1, 2022, Valley completed its acquisition of Bank Leumi Le-Israel Corporation, the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA, collectively referred to as "Bank Leumi USA." Bank Leumi USA maintained its headquarters in New York City with commercial banking offices in Chicago, Los Angeles, Palo Alto, and Aventura, Florida. The common shareholders of Bank Leumi USA received 3.8025 shares of Valley common stock and $5.08 in cash for each Bank

Leumi USA common share that they owned. As a result, Valley issued approximately 85 million shares of common stock and paid $113.4 million in cash in the transaction. Based on Valley’s closing stock price on March 31, 2022, the transaction was valued at $1.2 billion, inclusive of the value of options. As a result of the acquisition, Bank Leumi Le-Israel B.M. owned approximately 14 percent of Valley's common stock as of April 1, 2022.
Merger expenses, primarily consisting of salary and employee benefit expense, totaled $4.1 million for the nine months ended September 30, 2023. There were no merger expenses for the three months ended September 30, 2023. Merger expenses totaled $4.7 million and $63.8 million for the three and nine months ended September 30, 2022, respectively, and largely consisted of salary and employee benefit expense, professional and legal fees and technology related costs within non-interest expense on the consolidated statements of income.
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

Note 3. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except for share and per share data)
Net income available to common shareholders	$137,219	$174,947	$414,926	$381,744
Basic weighted average number of common shares outstanding	507,650,668	506,342,200	507,580,197	478,383,342
Plus: Common stock equivalents	1,605,931	2,348,797	1,623,854	2,242,015
Diluted weighted average number of common shares outstanding	509,256,599	508,690,997	509,204,051	480,625,357
Earnings per common share:
Basic	$0.27	$0.35	$0.82	$0.80
Diluted	0.27	0.34	0.81	0.79
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of restricted stock units and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price per share of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with restricted stock units. Potential anti-dilutive weighted common shares totaled approximately 2.8 million and 1.8 million for the three months ended September 30, 2023 and 2022, respectively, and 2.6 million and 1.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 4. Accumulated Other Comprehensive Loss
The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2023:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
Balance - June 30, 2023	$(128,699)	$2,353	$(38,401)	$(164,747)
Other comprehensive loss before reclassification	(37,115)	—	—	(37,115)
Amounts reclassified from other comprehensive loss (income)	5	(43)	8	(30)
Other comprehensive (loss) income, net	(37,110)	(43)	8	(37,145)
Balance - September 30, 2023	$(165,809)	$2,310	$(38,393)	$(201,892)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
Balance - December 31, 2022	$(127,818)	$2,233	$(38,417)	$(164,002)
Other comprehensive loss before reclassification	(37,996)	(775)	—	(38,771)
Amounts reclassified from other comprehensive loss	5	852	24	881
Other comprehensive (loss) income, net	(37,991)	77	24	(37,890)
Balance - September 30, 2023	$(165,809)	$2,310	$(38,393)	$(201,892)
The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2023 and 2022:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Accumulated Other Comprehensive Loss	2023	2022	2023	2022	Income Statement Line Item
	(in thousands)
Unrealized (losses) gains on AFS securities before tax	$(6)	$16	$(6)	$30	Gains (losses) on securities transactions, net
Tax effect	1	(4)	1	(8)
Total net of tax	(5)	12	(5)	22
Unrealized gains (losses) on derivatives (cash flow hedges) before tax	63	21	(1,193)	(405)	Interest income, interest expense
Tax effect	(20)	(8)	341	112
Total net of tax	43	13	(852)	(293)
Defined benefit pension and postretirement benefit plans:
Amortization of actuarial net loss	(11)	(183)	(33)	(550)	*
Tax effect	3	51	9	153
Total net of tax	(8)	(132)	(24)	(397)
Total reclassifications, net of tax	$30	$(107)	$(881)	$(668)

*	Amortization of actuarial net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.
Note 5. New Authoritative Accounting Guidance
New Accounting Guidance Adopted in 2023
Accounting Standards Update (ASU) No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging –Portfolio Layer Method,” expands and clarifies the current guidance on accounting for fair value hedge basis adjustments under the portfolio layer method for both single-layer and multiple-layer hedges. This method allows entities to designate multiple hedging relationships with a single closed portfolio, and therefore a larger portion of the interest rate risk associated with such a portfolio is eligible to be hedged. ASU No. 2022-01 also clarifies that no assets may be added to a closed portfolio once it is designated in a portfolio layer method hedge. Valley adopted ASU No. 2022-01 on January 1, 2023 and the guidance did not have a significant impact on Valley's consolidated financial statements.
ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” eliminates the troubled debt restructuring (TDR) accounting model for creditors, such as Valley, that have adopted Topic 326, “Financial Instruments – Credit Losses.” ASU No. 2022-02 requires all loan modifications to be accounted for under the general loan modification guidance in Subtopic 310-20. On a prospective basis, entities are subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Public business entities within the scope of the Topic 326 disclosure requirements are also required to prospectively disclose current-period gross write-off information by vintage. Entities can elect to adopt the guidance on TDRs using either a prospective or modified retrospective transition method. Valley adopted ASU No. 2022-02 on January 1, 2023 and elected to apply the modified retrospective transition method. The adoption of ASU No. 2022-02 resulted in a $1.4 million decrease in the allowance for loan losses, and a $990 thousand increase to retained earnings, net of taxes. See Note 8 for required disclosures.
New Accounting Guidance Issued in 2023
ASU No. 2023-02, “Investments –Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” is intended to improve the accounting and disclosures for investments in certain tax credit structures. ASU No. 2023-02 allows the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. ASU No. 2023-02 will be effective on January 1, 2024 and it can be early adopted in any interim period. The new guidance can also be applied either on a modified retrospective or a retrospective basis, with any adjustments resulting from adoption recognized in earnings on the date of adoption. Valley is currently evaluating the impact of ASU No. 2023-02, but it is not expected to have a significant impact on Valley's consolidated financial statements.
Note 6. Fair Value Measurement of Assets and Liabilities
ASC Topic 820, “Fair Value Measurement,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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
Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2023 and December 31, 2022. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	September 30, 2023	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,198	$23,198	$—	$—
Equity securities at net asset value (NAV)	12,043	—	—	—
Trading debt securities	3,441	3,441	—	—
Available for sale debt securities:
U.S. Treasury securities	275,748	275,748	—	—
U.S. government agency securities	22,571	—	22,571	—
Obligations of states and political subdivisions	171,472	—	171,472	—
Residential mortgage-backed securities	553,427	—	553,427	—
Corporate and other debt securities	163,306	—	163,306	—
Total available for sale debt securities	1,186,524	275,748	910,776	—
Loans held for sale (1)	23,834	—	23,834	—
Other assets (2)	704,668	—	704,668	—
Total assets	$1,953,708	$302,387	$1,639,278	$—
Liabilities
Other liabilities (2)	$735,278	$—	$735,278	$—
Total liabilities	$735,278	$—	$735,278	$—
Non-recurring fair value measurements:
Non-performing loans held for sale	$10,000	$—	$10,000	$—
Collateral dependent loans	80,956	—	—	80,956
Foreclosed assets	1,314	—	—	1,314
Total	$92,270	$—	$10,000	$82,270

		Fair Value Measurements at Reporting Date Using:
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling $23.9 million and $17.9 million at September 30, 2023 and December 31, 2022, respectively.
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
Equity securities. The equity securities consisted of two publicly traded mutual funds, Community Reinvestment Act (CRA) investments and several other equity investments we have made in companies that develop new financial technologies and in partnerships that invest in such companies. These investments are reported at fair value utilizing Level 1 inputs.

Equity securities at NAV. Valley also has privately held CRA funds at fair value measured at NAV using the most recently available financial information from the investee. Investments measured at NAV (or its equivalent) as a practical expedient are excluded from fair value hierarchy levels in the tables above.
Trading debt securities. The fair value of trading debt securities, consisting of U.S. Treasury securities are reported at fair value utilizing Level 1 inputs at September 30, 2023. At December 31, 2022, trading debt securities consisted of U.S. Treasury securities and municipal bonds reported at fair value utilizing Level 1 and Level 2 inputs, respectively. The prices for municipal bond investments were derived from market quotations and matrix pricing obtained through an independent pricing service. Management reviews the data and assumptions used in pricing the securities by its third-party provider to ensure the highest level of significant inputs are derived from market observable data.
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
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2023 and December 31, 2022 based on the short duration these assets were held, and the credit quality of these loans.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the Secured Overnight Financing Rate (SOFR) curve. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2023 and December 31, 2022), is determined based on the current market prices for similar instruments. The fair value of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2023 and December 31, 2022.
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
Non-performing loans held for sale. During the nine months ended September 30, 2023, Valley transferred a non-performing construction loan totaling $10.0 million, net of charge-offs, to loans held for sale. The transfer at the loan's fair value resulted in a $4.2 million charge-off to the allowance of loan losses. The fair value of the loan was determined using Level 2 inputs, including bids from a third party broker engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a formal bidding process in which each participant was required to provide an indicative non-binding bid. Fair value was determined based on a non-binding sale agreement selected by Valley during the bidding process.
Collateral dependent loans. Collateral dependent loans are loans when foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At September 30, 2023, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. At September 30, 2023, collateral dependent loans with a total amortized cost of $144.5 million, including our taxi medallion loan portfolio, were reduced by specific allowance for loan losses allocations totaling $63.5 million to a reported total net carrying amount of $80.9 million.
Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of the asset occur, an asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no adjustments to the appraisals of foreclosed assets at September 30, 2023 and December 31, 2022.
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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2023 and December 31, 2022 were as follows:

	Fair Value Hierarchy	September 30, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$444,857	$444,857	$444,325	$444,325
Interest bearing deposits with banks	Level 1	698,966	698,966	503,622	503,622
Equity securities (1)	Level 3	27,950	27,950	15,138	15,138
Held to maturity debt securities:
U.S. Treasury securities	Level 1	66,408	65,655	66,911	65,889
U.S. government agency securities	Level 2	306,339	243,911	260,392	212,712
Obligations of states and political subdivisions	Level 2	437,641	390,554	480,298	453,195
Residential mortgage-backed securities	Level 2	2,875,630	2,352,616	2,909,106	2,495,797
Trust preferred securities	Level 2	37,057	30,081	37,043	31,106
Corporate and other debt securities	Level 2	75,634	68,263	75,234	70,771
Total held to maturity debt securities (2)		3,798,709	3,151,080	3,828,984	3,329,470
Net loans	Level 3	49,655,344	48,091,691	46,458,545	44,910,049
Accrued interest receivable	Level 1	237,786	237,786	196,606	196,606
Federal Reserve Bank and Federal Home Loan Bank stock (3)	Level 2	282,289	282,289	238,056	238,056
Financial liabilities
Deposits without stated maturities	Level 1	34,782,344	34,782,344	38,080,457	38,080,457
Deposits with stated maturities	Level 2	15,102,970	15,015,377	9,556,457	9,443,253
Short-term borrowings	Level 2	89,802	63,678	138,729	138,729
Long-term borrowings	Level 2	2,318,294	2,239,132	1,543,058	1,395,991
Junior subordinated debentures issued to capital trusts	Level 2	57,021	53,898	56,760	50,923
Accrued interest payable (4)	Level 1	155,884	155,884	45,617	45,617

(1)Represents equity securities without a readily determinable fair value measured at cost less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.
Note 7. Investment Securities
Equity Securities
Equity securities totaled $63.2 million and $48.7 million at September 30, 2023 and December 31, 2022, respectively. See Note 6 for further details on equity securities.
Trading Debt Securities
The fair value of trading debt securities totaled $3.4 million and $13.4 million at September 30, 2023 and December 31, 2022, respectively. Net trading gains and losses were included in net gains and losses on securities transactions within non-interest income. We recorded net trading gains of $45 thousand and $673 thousand for the three and nine months ended September 30, 2023, respectively. We recorded net trading gains of $290 thousand and net trading losses of $1.2 million for the three and nine months ended September 30, 2022, respectively.
Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at September 30, 2023 and December 31, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2023
U.S. Treasury securities	$312,348	$—	$(36,600)	$275,748
U.S. government agency securities	26,002	19	(3,450)	22,571
Obligations of states and political subdivisions:
Obligations of states and state agencies	49,810	—	(1,006)	48,804
Municipal bonds	170,002	—	(47,334)	122,668
Total obligations of states and political subdivisions	219,812	—	(48,340)	171,472
Residential mortgage-backed securities	665,150	8	(111,731)	553,427
Corporate and other debt securities	192,181	—	(28,875)	163,306
Total	$1,415,493	$27	$(228,996)	$1,186,524
December 31, 2022
U.S. Treasury securities	$308,137	$—	$(28,639)	$279,498
U.S. government agency securities	29,494	47	(2,577)	26,964
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,899	—	(493)	10,406
Municipal bonds	171,586	—	(35,181)	136,405
Total obligations of states and political subdivisions	182,485	—	(35,674)	146,811
Residential mortgage-backed securities	719,868	64	(90,114)	629,818
Corporate and other debt securities	197,927	—	(19,621)	178,306
Total	$1,437,911	$111	$(176,625)	$1,261,397

Accrued interest on investments, which is excluded from the amortized cost of available for sale debt securities, totaled $5.2 million and $5.6 million at September 30, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The age of unrealized losses and fair value of the related available for sale debt securities at September 30, 2023 and December 31, 2022 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2023
U.S. Treasury securities	$—	$—	$275,748	$(36,600)	$275,748	$(36,600)
U.S. government agency securities	—	—	21,216	(3,450)	21,216	(3,450)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	8,189	(1,006)	8,189	(1,006)
Municipal bonds	1,012	(17)	121,656	(47,317)	122,668	(47,334)
Total obligations of states and political subdivisions	1,012	(17)	129,845	(48,323)	130,857	(48,340)
Residential mortgage-backed securities	1,985	(19)	550,953	(111,712)	552,938	(111,731)
Corporate and other debt securities	11,863	(1,137)	151,443	(27,738)	163,306	(28,875)
Total	$14,860	$(1,173)	$1,129,205	$(227,823)	$1,144,065	$(228,996)
December 31, 2022
U.S. Treasury securities	$279,498	$(28,639)	$—	$—	$279,498	$(28,639)
U.S. government agency securities	22,831	(2,538)	1,116	(39)	23,947	(2,577)
Obligations of states and political subdivisions:
Obligations of states and state agencies	2,943	(54)	7,462	(439)	10,405	(493)
Municipal bonds	112,029	(26,044)	24,127	(9,137)	136,156	(35,181)
Total obligations of states and political subdivisions	114,972	(26,098)	31,589	(9,576)	146,561	(35,674)
Residential mortgage-backed securities	311,836	(27,152)	314,834	(62,962)	626,670	(90,114)
Corporate and other debt securities	144,924	(12,581)	33,382	(7,040)	178,306	(19,621)
Total	$874,061	$(97,008)	$380,921	$(79,617)	$1,254,982	$(176,625)
Within the available for sale debt securities portfolio, the total number of security positions in an unrealized loss position was 720 and 730 at September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, the fair value of available for sale debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $803.0 million.
The contractual maturities of available for sale debt securities at September 30, 2023 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2023
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$1,574	$1,557
Due after one year through five years	288,843	270,859
Due after five years through ten years	173,478	144,436
Due after ten years	286,448	216,245
Residential mortgage-backed securities	665,150	553,427
Total	$1,415,493	$1,186,524
Actual maturities of available for sale debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities available for sale was 7.84 years at September 30, 2023.
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
Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Based on a comparison of the present value of expected cash flows to the amortized cost, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in a provision for credit losses and full charge-off of the bond totaling $5.0 million during the three months ended March 31, 2023. Valley also evaluated available for sale debt securities that are in an unrealized loss position as of September 30, 2023 included in the table above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. There was no impairment recognized during the three months ended September 30, 2023 and 2022, and the nine months ended September 30, 2022.
The following table details the activity in the allowance for credit losses for the nine months ended September 30, 2023.

Nine Months Ended September 30, 2023
(in thousands)
Beginning balance	$—
Provision for credit losses	5,000
Charge-offs	(5,000)
Ending balance	$—
Valley does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of their amortized cost basis. None of the available for sale debt securities were past due as of September 30, 2023 and there was no allowance for credit losses for available for sale debt securities at September 30, 2023, December 31, 2022 and September 30, 2022.

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at September 30, 2023 and December 31, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
September 30, 2023
U.S. Treasury securities	$66,408	$—	$(753)	$65,655	$—	$66,408
U.S. government agency securities	306,339	—	(62,428)	243,911	—	306,339
Obligations of states and political subdivisions:
Obligations of states and state agencies	86,968	5	(7,810)	79,163	415	86,553
Municipal bonds	350,673	5	(39,287)	311,391	57	350,616
Total obligations of states and political subdivisions	437,641	10	(47,097)	390,554	472	437,169
Residential mortgage-backed securities	2,875,630	28	(523,042)	2,352,616	—	2,875,630
Trust preferred securities	37,057	—	(6,976)	30,081	552	36,505
Corporate and other debt securities	75,634	—	(7,371)	68,263	297	75,337
Total	$3,798,709	$38	$(647,667)	$3,151,080	$1,321	$3,797,388
December 31, 2022
U.S. Treasury securities	$66,911	$—	$(1,022)	$65,889	$—	$66,911
U.S. government agency securities	260,392	—	(47,680)	212,712	—	260,392
Obligations of states and political subdivisions:
Obligations of states and state agencies	99,238	305	(3,869)	95,674	252	98,986
Municipal bonds	381,060	76	(23,615)	357,521	41	381,019
Total obligations of states and political subdivisions	480,298	381	(27,484)	453,195	293	480,005
Residential mortgage-backed securities	2,909,106	1,723	(415,032)	2,495,797	—	2,909,106
Trust preferred securities	37,043	1	(5,938)	31,106	888	36,155
Corporate and other debt securities	75,234	—	(4,463)	70,771	465	74,769
Total	$3,828,984	$2,105	$(501,619)	$3,329,470	$1,646	$3,827,338
Accrued interest on investments, which is excluded from the amortized cost of held to maturity debt securities, totaled $13.0 million and $13.5 million at September 30, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. Held to maturity debt securities are carried net of an allowance for credit losses.

The age of unrealized losses and fair value of related debt securities held to maturity at September 30, 2023 and December 31, 2022 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2023
U.S. Treasury securities	$—	$—	$65,655	$(753)	$65,655	$(753)
U.S. government agency securities	44,630	(104)	198,137	(62,324)	242,767	(62,428)
Obligations of states and political subdivisions:
Obligations of states and state agencies	28,861	(1,449)	47,812	(6,361)	76,673	(7,810)
Municipal bonds	52,881	(1,260)	200,811	(38,027)	253,692	(39,287)
Total obligations of states and political subdivisions	81,742	(2,709)	248,623	(44,388)	330,365	(47,097)
Residential mortgage-backed securities	258,643	(6,081)	2,065,357	(516,961)	2,324,000	(523,042)
Trust preferred securities	—	—	29,081	(6,976)	29,081	(6,976)
Corporate and other debt securities	12,333	(917)	55,930	(6,454)	68,263	(7,371)
Total	$397,348	$(9,811)	$2,662,783	$(637,856)	$3,060,131	$(647,667)
December 31, 2022
U.S. Treasury securities	$65,889	$(1,022)	$—	$—	$65,889	$(1,022)
U.S. government agency securities	209,863	(47,508)	1,673	(172)	211,536	(47,680)
Obligations of states and political subdivisions:
Obligations of states and state agencies	62,443	(2,020)	18,231	(1,849)	80,674	(3,869)
Municipal bonds	251,970	(20,457)	15,534	(3,158)	267,504	(23,615)
Total obligations of states and political subdivisions	314,413	(22,477)	33,765	(5,007)	348,178	(27,484)
Residential mortgage-backed securities	962,690	(109,532)	1,413,590	(305,500)	2,376,280	(415,032)
Trust preferred securities	—	—	30,105	(5,938)	30,105	(5,938)
Corporate and other debt securities	57,245	(2,989)	13,525	(1,474)	70,770	(4,463)
Total	$1,610,100	$(183,528)	$1,492,658	$(318,091)	$3,102,758	$(501,619)

Within the held to maturity portfolio, the total number of security positions in an unrealized loss position was 842 and 802 at September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, the fair value of debt securities held to maturity that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $2.4 billion.

The contractual maturities of investments in debt securities held to maturity at September 30, 2023 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	September 30, 2023
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$72,211	$71,920
Due after one year through five years	114,349	109,797
Due after five years through ten years	116,099	105,165
Due after ten years	620,420	511,582
Residential mortgage-backed securities	2,875,630	2,352,616
Total	$3,798,709	$3,151,080
Actual maturities of held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities held to maturity was 9.84 years at September 30, 2023.

Credit Quality Indicators
Valley monitors the credit quality of the held to maturity debt securities through the use of the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at September 30, 2023 and December 31, 2022.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
September 30, 2023
U.S. Treasury securities	$66,408	$—	$—	$—	$66,408
U.S. government agency securities	306,339	—	—	—	306,339
Obligations of states and political subdivisions:
Obligations of states and state agencies	64,595	—	5,351	17,022	86,968
Municipal bonds	301,098	—	—	49,575	350,673
Total obligations of states and political subdivisions	365,693	—	5,351	66,597	437,641
Residential mortgage-backed securities	2,875,630	—	—	—	2,875,630
Trust preferred securities	—	—	—	37,057	37,057
Corporate and other debt securities	—	6,000	—	69,634	75,634
Total	$3,614,070	$6,000	$5,351	$173,288	$3,798,709
December 31, 2022
U.S. Treasury securities	$66,911	$—	$—	$—	$66,911
U.S. government agency securities	260,392	—	—	—	260,392
Obligations of states and political subdivisions:
Obligations of states and state agencies	74,943	—	5,497	18,798	99,238
Municipal bonds	333,488	—	—	47,572	381,060
Total obligations of states and political subdivisions	408,431	—	5,497	66,370	480,298
Residential mortgage-backed securities	2,909,106	—	—	—	2,909,106
Trust preferred securities	—	—	—	37,043	37,043
Corporate and other debt securities	2,000	6,000	—	67,234	75,234
Total	$3,646,840	$6,000	$5,497	$170,647	$3,828,984
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At September 30, 2023, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the "non-rated" category included tax exempt mortgage securities (TEMS) secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities, issued by bank holding companies. Corporate and other debt securities in the non-rated category mostly consist of high quality foreign issued bonds.
Allowance for Credit Losses for Held to Maturity Debt Securities
Valley has a zero-loss expectation for certain securities within the held to maturity portfolio, and therefore it is not required to estimate an allowance for credit losses related to these securities under the Current Expected Credit Losses (CECL) standard. After an evaluation of qualitative factors, Valley identified the following securities types which it believes qualify for this exclusion: U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and TEMS collateralized municipal bonds.

The following table details the activity in the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Beginning balance	$1,351	$1,508	$1,646	$1,165
(Credit) provision for credit losses	(30)	188	(325)	531
Ending balance	$1,321	$1,696	$1,321	$1,696
Note 8. Loans and Allowance for Credit Losses for Loans
The detail of the loan portfolio as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Loans:
Commercial and industrial	$9,274,630	$8,804,830
Commercial real estate:
Commercial real estate	28,041,050	25,732,033
Construction	3,833,269	3,700,835
Total commercial real estate loans	31,874,319	29,432,868
Residential mortgage	5,562,665	5,364,550
Consumer:
Home equity	548,918	503,884
Automobile	1,585,987	1,746,225
Other consumer	1,251,000	1,064,843
Total consumer loans	3,385,905	3,314,952
Total loans	$50,097,519	$46,917,200
Total loans include net unearned discounts and deferred loan fees of $110.9 million and $120.5 million at September 30, 2023 and December 31, 2022, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $214.5 million and $175.9 million at September 30, 2023 and December 31, 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
During the nine months ended September 30, 2023, Valley transferred a non-performing construction loan totaling $10.0 million, net of $4.2 million charge-offs from the held for investment loan portfolio to loans held for sale. See Note 6 for further details. There were no sales of loans from the held for investment portfolio during the three and nine months ended September 30, 2023 and 2022.
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
Credit Quality
The following table presents past due, current and non-accrual loans without an allowance for loan losses by loan portfolio class at September 30, 2023 and December 31, 2022:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
September 30, 2023
Commercial and industrial	$10,687	$5,720	$6,629	$87,655	$110,691	$9,163,939	$9,274,630	$6,463
Commercial real estate:
Commercial real estate	8,053	2,620	—	83,338	94,011	27,947,039	28,041,050	77,491
Construction	—	—	3,990	62,788	66,778	3,766,491	3,833,269	15,222
Total commercial real estate loans	8,053	2,620	3,990	146,126	160,789	31,713,530	31,874,319	92,713
Residential mortgage	13,159	9,710	1,348	21,614	45,831	5,516,834	5,562,665	18,589
Consumer loans:
Home equity	506	200	—	2,646	3,352	545,566	548,918	—
Automobile	6,615	979	296	233	8,123	1,577,864	1,585,987	—
Other consumer	8,388	541	95	666	9,690	1,241,310	1,251,000	589
Total consumer loans	15,509	1,720	391	3,545	21,165	3,364,740	3,385,905	589
Total	$47,408	$19,770	$12,358	$258,940	$338,476	$49,759,043	$50,097,519	$118,354

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2022
Commercial and industrial	$11,664	$12,705	$18,392	$98,881	$141,642	$8,663,188	$8,804,830	$5,659
Commercial real estate:
Commercial real estate	6,638	3,167	2,292	68,316	80,413	25,651,620	25,732,033	66,066
Construction	—	—	3,990	74,230	78,220	3,622,615	3,700,835	16,120
Total commercial real estate loans	6,638	3,167	6,282	142,546	158,633	29,274,235	29,432,868	82,186
Residential mortgage	16,146	3,315	1,866	25,160	46,487	5,318,063	5,364,550	14,224
Consumer loans:
Home equity	955	254	—	2,810	4,019	499,865	503,884	117
Automobile	5,974	630	1	271	6,876	1,739,349	1,746,225	—
Other consumer	2,158	695	46	93	2,992	1,061,851	1,064,843	—
Total consumer loans	9,087	1,579	47	3,174	13,887	3,301,065	3,314,952	117
Total	$43,535	$20,766	$26,587	$269,761	$360,649	$46,556,551	$46,917,200	$102,186

Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as "Pass," "Special Mention," "Substandard," "Doubtful," and "Loss." Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that Valley will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses and, therefore, not presented in the table below. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories but pose weaknesses that deserve management’s close attention are deemed Special Mention. Pass rated loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at September 30, 2023 and December 31, 2022, as well as the gross loan charge-offs by year of origination for the nine months ended September 30, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,172,255	$1,108,255	$907,778	$472,436	$233,174	$523,141	$4,428,488	$674	$8,846,201
Special Mention	27,426	81,421	5,947	2,049	3,746	5,801	164,997	1,459	292,846
Substandard	6,098	1,036	2,515	1,088	2,466	6,777	42,057	—	62,037
Doubtful	2,947	561	2,080	(22)	2,664	62,732	2,579	—	73,541
Loss	—	—	—	—	—	5	—	—	5
Total commercial and industrial	$1,208,726	$1,191,273	$918,320	$475,551	$242,050	$598,456	$4,638,121	$2,133	$9,274,630
Commercial real estate
Risk Rating:
Pass	$3,661,803	$6,673,482	$4,764,617	$2,904,614	$2,431,372	$5,668,988	$596,861	$3,211	$26,704,948
Special Mention	102,870	56,307	203,422	134,938	63,402	272,530	6,822	—	840,291
Substandard	49,652	23,334	37,706	51,880	70,853	255,189	7,197	—	495,811
Total commercial real estate	$3,814,325	$6,753,123	$5,005,745	$3,091,432	$2,565,627	$6,196,707	$610,880	$3,211	$28,041,050
Construction
Risk Rating:
Pass	$525,933	$616,804	$290,092	$19,544	$18,695	$16,755	$2,288,668	$—	$3,776,491
Substandard	8,306	12,969	7,405	—	—	17,668	3,501	—	49,849
Doubtful	—	6,929	—	—	—	—	—	—	6,929
Total construction	$534,239	$636,702	$297,497	$19,544	$18,695	$34,423	$2,292,169	$—	$3,833,269
Gross loan charge-offs	$—	$7,464	$26,038	$6,559	$4,475	$5,000	$38	$51	$49,625

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,600,747	$1,089,386	$590,406	$322,564	$250,031	$386,085	$4,307,163	$144	$8,546,526
Special Mention	31,557	3,367	19,492	4,732	4,369	3,558	51,021	7	118,103
Substandard	288	1,734	4,121	1,412	4,256	4,879	31,698	—	48,388
Doubtful	886	20,844	—	2,692	—	64,158	3,233	—	91,813
Total commercial and industrial	$1,633,478	$1,115,331	$614,019	$331,400	$258,656	$458,680	$4,393,115	$151	$8,804,830
Commercial real estate
Risk Rating:
Pass	$6,815,115	$5,168,127	$3,246,885	$2,672,223	$1,536,327	$5,027,128	$452,461	$3,504	$24,921,770
Special Mention	93,286	48,007	60,169	45,447	62,111	125,414	8,188	—	442,622
Substandard	15,088	34,475	32,630	34,622	59,337	183,341	7,986	—	367,479
Doubtful	—	—	—	—	—	162	—	—	162
Total commercial real estate	$6,923,489	$5,250,609	$3,339,684	$2,752,292	$1,657,775	$5,336,045	$468,635	$3,504	$25,732,033
Construction
Risk Rating:
Pass	$942,380	$512,046	$61,131	$22,845	$8,676	$20,599	$2,040,866	$—	$3,608,543
Special Mention	—	—	—	—	—	—	14,268	—	14,268
Substandard	12,969	12,601	—	974	—	17,599	20,138	—	64,281
Doubtful	—	—	—	—	—	13,743	—	—	13,743
Total construction	$955,349	$524,647	$61,131	$23,819	$8,676	$51,941	$2,075,272	$—	$3,700,835

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity, by origination year as of September 30, 2023 and December 31, 2022, as well as the gross loan charge-offs by year of origination for the nine months ended September 30, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$427,681	$1,308,323	$1,522,152	$547,398	$441,864	$1,236,520	$72,547	$—	$5,556,485
90 days or more past due	—	—	968	3	2,011	3,198	—	—	6,180
Total residential mortgage	$427,681	$1,308,323	$1,523,120	$547,401	$443,875	$1,239,718	$72,547	$—	$5,562,665
Consumer loans
Home equity
Performing	$28,808	$44,166	$11,447	$4,111	$4,425	$16,141	$400,726	$38,373	$548,197
90 days or more past due	—	—	—	—	—	41	370	310	721
Total home equity	28,808	44,166	11,447	4,111	4,425	16,182	401,096	38,683	548,918
Automobile
Performing	306,205	584,045	396,302	141,124	104,149	53,739	—		1,585,564
90 days or more past due	25	89	92	25	150	42	—	—	423
Total automobile	306,230	584,134	396,394	141,149	104,299	53,781	—	—	1,585,987
Other consumer
Performing	30,659	21,337	4,152	8,333	8,693	23,085	1,154,094	—	1,250,353
90 days or more past due	—	13	—	—	—	38	596	—	647
Total other consumer	30,659	21,350	4,152	8,333	8,693	23,123	1,154,690	—	1,251,000
Total consumer	$365,697	$649,650	$411,993	$153,593	$117,417	$93,086	$1,555,786	$38,683	$3,385,905
Gross loan charge-offs	$97	$557	$314	$143	$610	$1,348	$124	$—	$3,193

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$1,302,279	$1,502,622	$571,390	$500,197	$338,062	$1,073,995	$66,706	$—	$5,355,251
90 days or more past due	—	197	217	1,835	2,876	4,174	—	—	9,299
Total residential mortgage	$1,302,279	$1,502,819	$571,607	$502,032	$340,938	$1,078,169	$66,706	$—	$5,364,550
Consumer loans
Home equity
Performing	$47,084	$12,432	$4,592	$5,024	$5,581	$13,007	$376,608	$38,570	$502,898
90 days or more past due	—	—	—	—	—	—	276	710	986
Total home equity	47,084	12,432	4,592	5,024	5,581	13,007	376,884	39,280	503,884
Automobile
Performing	724,557	525,017	204,578	166,103	80,012	45,415	—	—	1,745,682
90 days or more past due	38	116	36	180	101	72	—	—	543
Total automobile	724,595	525,133	204,614	166,283	80,113	45,487	—	—	1,746,225
Other consumer
Performing	24,140	10,144	8,206	7,435	7,406	15,736	991,737	—	1,064,804
90 days or more past due	—	—	—	—	—	38	1	—	39
Total other consumer	24,140	10,144	8,206	7,435	7,406	15,774	991,738	—	1,064,843
Total consumer	$795,819	$547,709	$217,412	$178,742	$93,100	$74,268	$1,368,622	$39,280	$3,314,952

Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties. Prior to 2023, a loan was classified as a troubled debt restructuring (TDR) loan if the borrower was experiencing financial difficulties and a concession has been made at the time of such modification.
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

The following table shows the amortized cost basis of loans to borrowers experiencing financial difficulty at September 30, 2023 that were modified during the three and nine months ended September 30, 2023, disaggregated by class of financing receivable and type of modification. Each of the types of modifications was less than one percent of their respective loan categories.

	Three Months Ended September 30, 2023
	Interest rate reduction	Term extension	Term extension and interest rate reduction	Total
	($ in thousands)
Commercial and industrial	$920	$17,670	$56	$18,646
Commercial real estate	—	38,345	—	38,345
Home equity	—	31	—	31
Total	$920	$56,046	$56	$57,022

	Nine Months Ended September 30, 2023
	Interest rate reduction	Term extension	Term extension and interest rate reduction	Total
	($ in thousands)
Commercial and industrial	$920	$56,322	$2,281	$59,523
Commercial real estate	—	76,394	3,739	80,133
Residential mortgage	—	768	—	768
Home equity	—	31	—	31
Consumer	—	48	—	48
Total	$920	$133,563	$6,020	$140,503
The following table describes the types of modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

Types of Modifications
Commercial and industrial
12 month term extensions; two reductions in interest rate from 1.84 percent and 1.83 percent to 1.00 percent, respectively, and two 12 month term extensions combined with a reduction in interest rate from 9.50 percent to 6.50 percent

Commercial real estate	6 to 36 month term extensions and one term extension combined with a reduction in interest rate from 8.75 percent to 6.00 percent
Residential mortgage	12 month term extensions
Home equity	120 month term extension
Consumer	60 month term extensions
Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. All loans to borrowers experiencing financial difficulty that have been modified during the three and nine months ended September 30, 2023 were current to their contractual payments as of September 30, 2023.
Valley did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three and nine months ended September 30, 2023.

Troubled debt restructured loans. The following tables present the pre- and post-modification amortized cost of TDR loans by loan class during the three and nine months ended September 30, 2022. Post-modification amounts are presented as of September 30, 2022 using the allowance methodology for TDRs prior to the adoption of ASU 2022-02.

	Three Months Ended September 30, 2022
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	65	$54,586	$54,747
Commercial real estate:
Commercial real estate	1	2,187	2,187
Construction	2	11,025	7,811
Total commercial real estate	3	13,212	9,998
Residential mortgage	1	44	44
Total	69	$67,842	$64,789

	Nine Months Ended September 30, 2022
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial and industrial	79	$109,779	$105,495
Commercial real estate:
Commercial real estate	4	16,259	15,660
Construction	2	11,025	7,811
Total commercial real estate	6	27,284	23,471
Residential mortgage	9	5,135	5,116
Consumer	1	125	123
Total	95	$142,323	$134,205
The total TDRs presented in the tables above had allocated allowance for loan losses of $71.5 million at September 30, 2022. There were $3.8 million and $5.4 million in charge-offs related to TDRs for the three and nine months ended September 30, 2022. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the three and nine months ended September 30, 2022.
Performing TDRs (not reported as non-accrual loans) and non-performing TDRs totaled $69.7 million and $155.7 million as of September 30, 2022.

Loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	1	$42,771	1	$42,771
Commercial real estate	2	5,207	2	5,207
Residential mortgage	1	1,071	1	1,071
Total	4	$49,049	4	$49,049
Loans in process of foreclosure. Other real estate owned (OREO) was not material at September 30, 2023 and December 31, 2022. There were no foreclosed residential real estate properties included in OREO at September 30, 2023 and December 31, 2022. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $970 thousand and $2.6 million at September 30, 2023 and December 31, 2022, respectively.
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
The following table presents collateral dependent loans by class as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$89,898	$94,433
Commercial real estate	132,508	130,199
Total commercial real estate loans	132,508	130,199
Residential mortgage	20,598	33,865
Home equity	—	195
Consumer	589	—
Total	$243,593	$258,692

* Commercial and industrial loans presented in the table above are primarily collateralized by taxi medallions.

Allowance for Credit Losses for Loans
The allowance for credit losses (ACL) for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments. The ACL for loans decreased $20.9 million at September 30, 2023 as compared to December 31, 2022.
The following table summarizes the ACL for loans at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$442,175	$458,655
Allowance for unfunded credit commitments	20,170	24,600
Total allowance for credit losses for loans	$462,345	$483,255
The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$11,221	$1,315	$29,359	$42,883
(Credit) provision for unfunded credit commitments	(2,074)	520	(4,430)	6,164
Total provision for credit losses for loans	$9,147	$1,835	$24,929	$49,047

The following table details the activity in the allowance for loan losses by loan portfolio segment for the three and nine months ended September 30, 2023 and 2022:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended September 30, 2023
Allowance for loan losses:
Beginning balance	$128,245	$239,695	$44,153	$24,339	$436,432
Loans charged-off	(7,487)	(255)	(20)	(1,156)	(8,918)
Charged-off loans recovered	3,043	5	30	362	3,440
Net (charge-offs) recoveries	(4,444)	(250)	10	(794)	(5,478)
Provision (credit) for loan losses	10,187	5,602	458	(5,026)	11,221
Ending balance	$133,988	$245,047	$44,621	$18,519	$442,175
Three Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$144,539	$277,227	$29,889	$17,164	$468,819
Loans charged-off	(5,033)	(4,000)	—	(962)	(9,995)
Charged-off loans recovered	13,236	1,729	163	477	15,605
Net (charge-offs) recoveries	8,203	(2,271)	163	(485)	5,610
Provision (credit) for loan losses	1,309	(7,176)	6,105	1,077	1,315
Ending balance	$154,051	$267,780	$36,157	$17,756	$475,744

Nine Months Ended September 30, 2023
Allowance for loan losses:
Beginning balance	$139,941	$259,408	$39,020	$20,286	$458,655
Impact of the adoption of ASU No. 2022-02	(739)	(589)	(12)	(28)	(1,368)
Beginning balance, adjusted	$139,202	$258,819	$39,008	$20,258	$457,287
Loans charged-off	(37,399)	(12,226)	(169)	(3,024)	(52,818)
Charged-off loans recovered	6,615	33	186	1,513	8,347
Net (charge-offs) recoveries	(30,784)	(12,193)	17	(1,511)	(44,471)
Provision (credit) for loan losses	25,570	(1,579)	5,596	(228)	29,359
Ending balance	$133,988	$245,047	$44,621	$18,519	$442,175
Nine Months Ended September 30, 2022
Allowance for loan losses:
Beginning balance	$103,090	$217,490	$25,120	$13,502	$359,202
Allowance for PCD loans *	33,452	36,618	206	43	70,319
Loans charged-off	(11,144)	(4,173)	(27)	(2,513)	(17,857)
Charged-off loans recovered	16,012	2,060	694	2,431	21,197
Net (charge-offs) recoveries	4,868	(2,113)	667	(82)	3,340
Provision for loan losses	12,641	15,785	10,164	4,293	42,883
Ending balance	$154,051	$267,780	$36,157	$17,756	$475,744

*    Represents the allowance for acquired PCD loans, net of PCD loan charge-offs totaling $62.4 million in the second quarter 2022.

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at September 30, 2023 and December 31, 2022.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
September 30, 2023
Allowance for loan losses:
Individually evaluated for credit losses	$54,363	$9,099	$32	$—	$63,494
Collectively evaluated for credit losses	79,625	235,948	44,589	18,519	378,681
Total	$133,988	$245,047	$44,621	$18,519	$442,175
Loans:
Individually evaluated for credit losses	$89,898	$132,508	$20,598	$589	$243,593
Collectively evaluated for credit losses	9,184,732	31,741,811	5,542,067	3,385,316	49,853,926
Total	$9,274,630	$31,874,319	$5,562,665	$3,385,905	$50,097,519
December 31, 2022
Allowance for loan losses:
Individually evaluated for credit losses	$68,745	$13,174	$337	$4,338	$86,594
Collectively evaluated for credit losses	71,196	246,234	38,683	15,948	372,061
Total	$139,941	$259,408	$39,020	$20,286	$458,655
Loans:
Individually evaluated for credit losses	$117,644	$213,522	$28,869	$14,058	$374,093
Collectively evaluated for credit losses	8,687,186	29,219,346	5,335,681	3,300,894	46,543,107
Total	$8,804,830	$29,432,868	$5,364,550	$3,314,952	$46,917,200
Note 9. Goodwill and Other Intangible Assets
The carrying amounts of goodwill allocated to Valley's reporting units at December 31, 2022, as reflected in the table below, were adjusted for the correction of an immaterial error related to the reallocation of goodwill resulting from a change in operating segments during the second quarter 2022. As a result of the segment change in the second quarter 2022, the goodwill balance of $220.5 million from the former Investment Management reporting unit was allocated to the Consumer Banking (formerly Consumer Lending) and Commercial Banking (formerly Commercial Lending) reporting units, on a relative fair value basis, in the amounts of $41.3 million and $179.2 million, respectively.
The following table summarizes the effects of the adjustment on the amounts previously reported in the goodwill allocation table and the corrected (or “as adjusted”) amounts presented herein for each period presented.

	Reporting Unit *
	Wealth Management	Consumer Banking	Commercial Banking	Total
	(in thousands)
December 31, 2022, as reported	$49,767	$284,873	$1,534,296	$1,868,936
Adjustment	28,375	64,773	(93,148)	—
December 31, 2022, as adjusted	$78,142	$349,646	$1,441,148	$1,868,936
September 30, 2023	$78,142	$349,646	$1,441,148	$1,868,936

*    The Wealth Management and Consumer Banking reporting units are both components of the overall Consumer Banking operating segment, which is further described in Note 16.

During the second quarter 2023, Valley performed the annual goodwill impairment test at its normal assessment date. The results of the 2023 annual impairment test resulted in no impairment of goodwill. During the nine months ended September 30, 2023, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and nine months ended September 30, 2022, and the correction of the error in allocation of goodwill to reporting units described above had no impact on this conclusion.
The following table summarizes other intangible assets as of September 30, 2023 and December 31, 2022:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
September 30, 2023
Loan servicing rights	$121,825	$(99,513)	$22,312
Core deposits	215,620	(106,201)	109,419
Other	50,393	(12,858)	37,535
Total other intangible assets	$387,838	$(218,572)	$169,266
December 31, 2022
Loan servicing rights	$119,943	$(96,136)	$23,807
Core deposits	223,670	(92,486)	131,184
Other	51,299	(8,834)	42,465
Total other intangible assets	$394,912	$(197,456)	$197,456
Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no net impairment recognized during the three and nine months ended September 30, 2023 and 2022.
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
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the three and nine months ended September 30, 2023 and 2022.
The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2023 through 2027:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2023	$793	$6,982	$1,591
2024	2,918	24,897	5,951
2025	2,562	21,048	5,380
2026	2,235	17,223	4,805
2027	1,940	13,544	4,205

Valley recognized amortization expense on other intangible assets totaling approximately $9.7 million and $11.1 million for the three months ended September 30, 2023 and 2022, respectively, and $30.1 million and $26.9 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 10. Deposits
Included in time deposits are certificates of deposit over $250 thousand totaling $2.4 billion and $1.8 billion at September 30, 2023 and December 31, 2022, respectively. Interest expense on time deposits of $250 thousand or more totaled $5.4 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $12.9 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively.
The scheduled maturities of time deposits as of September 30, 2023 were as follows:

Year	Amount
(in thousands)
2023	$4,425,230
2024	10,297,950
2025	127,039
2026	167,730
2027	38,829
Thereafter	46,192
Total time deposits	$15,102,970
Note 11. Borrowed Funds
Short-Term Borrowings
Short-term borrowings at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
FHLB advances	$—	$24,035
Securities sold under agreements to repurchase	89,802	114,694
Total short-term borrowings	$89,802	$138,729
The weighted average interest rate for short-term FHLB advances was 1.60 percent at December 31, 2022.
Long-Term Borrowings
Long-term borrowings at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
FHLB advances, net (1)	$1,688,260	$788,419
Subordinated debt, net (2)	630,034	754,639
Total long-term borrowings	$2,318,294	$1,543,058

(1)	FHLB advances are presented net of unamortized premiums totaling $260 thousand and $419 thousand at September 30, 2023 and December 31, 2022, respectively.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $5.6 million and $6.9 million at September 30, 2023 and December 31, 2022, respectively.

FHLB Advances. Long-term FHLB advances had a weighted average interest rate of 3.75 percent and 1.88 percent at September 30, 2023 and December 31, 2022, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at September 30, 2023 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2024	$165,000
2025	273,000
2026	350,000
2027	675,000
Thereafter	225,000
Total long-term FHLB advances	$1,688,000
None of the FHLB advances reported in the table above are callable for early redemption by the FHLB during the next 12 months.
Subordinated debt. On September 27, 2023, Valley repaid $125.0 million of 5.125 percent matured subordinated notes issued in September 2013. There were no new issuances of the subordinated debt during the nine months ended September 30, 2023. See Note 10 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2022 for details on the remaining outstanding subordinated debt at September 30, 2023.
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
Restricted stock units are awarded as performance-based RSUs and time-based RSUs. The performance-based RSU awards are granted to certain officers and include RSUs subject to vesting conditions based upon certain levels of growth in Valley's tangible book value per share, plus dividends; and RSUs subject to vesting conditions based upon Valley's total shareholder return as compared to its peer group.

The table below summarizes RSU awards granted and average grant date fair values for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Award shares granted:
Performance-based RSUs	—	—	723	619
Time-based RSUs	111	234	1,842	2,338
Average grant date fair value per share:
Performance-based RSUs	$—	$—	$12.80	$14.72
Time-based RSUs	$9.26	$11.47	$11.41	$13.31
Stock award fair values are expensed over the shorter of the vesting or required service period. Valley recorded total stock-based compensation expense of $8.6 million and $7.6 million for the three months ended September 30, 2023 and 2022, respectively, and $25.4 million and $21.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $41.0 million. This expense will be recognized over an average remaining vesting period of approximately 1.9 years. See Note 12 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2022 for details on the stock-based compensation awards.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At September 30, 2023, Valley had 37 credit swaps with an aggregate notional amount of $497.9 million related to risk participation agreements.
At September 30, 2023, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the constant maturity swap (CMS) rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month Term SOFR rate (modified from the three-month LIBOR rate effective July 1, 2023) and, therefore, provide an effective economic hedge.
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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	September 30, 2023			December 31, 2022
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$—	$—	$3,971	$4	$600,000
Fair value hedge interest rate swaps	—	32,361	300,000	—	29,794	300,000
Total derivatives designated as hedging instruments	$—	$32,361	$300,000	$3,971	$29,798	$900,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$697,043	$696,955	$15,926,996	$449,280	$564,678	$14,753,330
Foreign currency derivatives	7,242	5,658	1,328,862	13,709	12,604	1,273,735
Mortgage banking derivatives	383	304	68,635	167	157	31,299
Total derivatives not designated as hedging instruments	$704,668	$702,917	$17,324,493	$463,156	$577,439	$16,058,364

* Other derivative contracts include risk participation agreements.
Beginning in the second quarter 2023, certain cash flow hedges and other non-designated derivative hedging instruments previously cleared through the Chicago Mercantile Exchange and London Clearing House were no longer subject to the variation margin netting under the single-unit of account. At December 31, 2022, fair value of these non-designated derivative instruments were reported net of variation margin as settlements using a single-unit of account.
Gains (losses) included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Amount of gain (loss) reclassified from accumulated other comprehensive loss to interest income and expense	$63	$21	$(1,193)	$(405)
Amount of (loss) gain recognized in other comprehensive loss	—	(6)	(1,093)	435
The accumulated after-tax gains related to effective cash flow hedges included in accumulated other comprehensive loss were $2.3 million and $2.2 million at September 30, 2023 and December 31, 2022, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest income and expense as interest payments are received and paid on the hedged variable interest rate assets and liabilities. Valley estimates that $1.2 million (before tax) will be reclassified as an increase to interest income over the next 12 months.
(Losses) gains included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Derivative - interest rate swap:
Interest expense	$(52)	$(989)	$850	$(383)
Hedged item - subordinated debt
Interest expense	$61	$325	$(759)	$802
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at September 30, 2023 and December 31, 2022, respectively.

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Liability *	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liability
	(in thousands)
September 30, 2023
Long-term borrowings	$268,441	$(29,373)
December 31, 2022
Long-term borrowings	$267,076	$(30,132)

*    Net carrying amount includes unamortized debt issuance costs of $2.2 million and $2.8 million at September 30, 2023 and December 31, 2022, respectively.
The net (gains) losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$(455)	$463	$(615)	$(1,191)
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $5.7 million and $12.2 million for the three months ended September 30, 2023 and 2022, respectively, and $29.7 million and $39.8 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of September 30, 2023, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The aggregate fair value of all derivative financial instruments with credit risk-related contingent features was in a net asset position at September 30, 2023. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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
The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of September 30, 2023 and December 31, 2022.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
September 30, 2023
Assets
Interest rate swaps and other contracts	$697,043	$—	$697,043	$1,590	$(612,770)	$85,863
Liabilities
Interest rate swaps and other contracts	$729,316	$—	$729,316	$(1,590)	$—	$727,726
December 31, 2022
Assets
Interest rate swaps and other contracts	$453,251	$—	$453,251	$12,766	$(342,480)	$123,537
Liabilities
Interest rate swaps and other contracts	$594,476	$—	$594,476	$(12,766)	$(432)	$581,278

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$23,586	$24,198
Other tax credit investments, net	77,458	56,551
Total tax credit investments, net	$101,044	$80,749
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,327	$1,338
Total unfunded tax credit commitments	$1,327	$1,338
The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,485	$1,184	$4,404	$3,542
Other tax credit investment credits and tax benefits	3,176	2,557	9,827	7,647
Total reduction in income tax expense	$4,661	$3,741	$14,231	$11,189
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$523	$598	$2,398	$1,666
Affordable housing tax credit investment impairment losses	954	266	1,850	891
Other tax credit investment losses	374	308	1,099	1,003
Other tax credit investment impairment losses	2,340	1,933	8,115	5,634
Total amortization of tax credit investments recorded in non-interest expense	$4,191	$3,105	$13,462	$9,194

Note 16. Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations and reporting structures to identify its operating segments and no changes to the operating segments were determined necessary during the three and nine months ended September 30, 2023.
The Consumer Banking segment is mainly comprised of residential mortgages and automobile loans, and to a lesser extent, secured personal lines of credit, home equity loans and other consumer loans. The duration of the residential mortgage loan portfolio is subject to movements in the market level of interest rates and forecasted prepayment speeds. The average weighted life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, brokerage, insurance and tax credit advisory services.
The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates.
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
The accounting for each operating segment and Treasury and Corporate Other includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under U.S. GAAP. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

The following tables represent the financial data for Valley’s operating segments and Treasury and Corporate Other for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,941,112	$41,078,302	$6,783,151	$56,802,565

Interest income	$94,280	$659,360	$59,378	$813,018
Interest expense	60,950	279,415	60,235	400,600
Net interest income	33,330	379,945	(857)	412,418
(Credit) provision for credit losses	(4,568)	13,715	(30)	9,117
Net interest income after provision for credit losses	37,898	366,230	(827)	403,301
Non-interest income	22,591	11,208	24,865	58,664
Non-interest expense	19,944	33,141	214,048	267,133
Internal transfer expense (income)	28,273	127,249	(155,522)	—
Income (loss) before income taxes	$12,272	$217,048	$(34,488)	$194,832
Return on average interest earning assets (pre-tax)	0.55%	2.11%	(2.03)%	1.37%

	Three Months Ended September 30, 2022
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,307,993	$36,033,901	$6,189,348	$50,531,242

Interest income	$70,590	$425,930	$40,208	$536,728
Interest expense	12,288	53,294	17,154	82,736
Net interest income	58,302	372,636	23,054	453,992
Provision (credit) for credit losses	7,182	(5,347)	188	2,023
Net interest income after provision for credit losses	51,120	377,983	22,866	451,969
Non-interest income	19,637	23,510	13,047	56,194
Non-interest expense	24,352	31,759	205,528	261,639
Internal transfer expense (income)	26,268	113,932	(140,200)	—
Income (loss) before income taxes	$20,137	$255,802	$(29,415)	$246,524
Return on average interest earning assets (pre-tax)	0.97%	2.84%	(1.90)%	1.95%

	Nine Months Ended September 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,871,992	$40,248,161	$7,390,844	$56,510,997

Interest income	$270,198	$1,853,839	$196,670	$2,320,707
Interest expense	159,154	722,009	171,341	1,052,504
Net interest income	111,044	1,131,830	25,329	1,268,203
Provision for credit losses	5,368	19,561	4,675	29,604
Net interest income after provision for credit losses	105,676	1,112,269	20,654	1,238,599
Non-interest income	62,410	41,316	69,312	173,038
Non-interest expense	61,416	104,229	656,625	822,270
Internal transfer expense (income)	81,174	361,239	(442,413)	—
Income (loss) before income taxes	$25,496	$688,117	$(124,246)	$589,367
Return on average interest earning assets (pre-tax)	0.38%	2.28%	(2.24)%	1.39%

	Nine Months Ended September 30, 2022
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,978,732	$32,551,062	$6,075,623	$46,605,417

Interest income	$193,186	$1,036,276	$100,671	$1,330,133
Interest expense	20,218	84,356	35,738	140,312
Net interest income	172,968	951,920	64,933	1,189,821
Provision for credit losses	14,457	34,590	531	49,578
Net interest income after provision for credit losses	158,511	917,330	64,402	1,140,243
Non-interest income	50,540	54,815	48,642	153,997
Non-interest expense	59,711	81,292	617,706	758,709
Internal transfer expense (income)	92,544	371,213	(463,757)	—
Income (loss) before income taxes	$56,796	$519,640	$(40,905)	$535,531
Return on average interest earning assets (pre-tax)	0.95%	2.13%	(0.90)%	1.53%

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
•the impact of a potential U.S. Government shutdown on economic activity in the markets in which we operate and, in general, on levels of end market demand in the economy;
•the impact of possible future bank failures on the business environment in which we operate and resulting market volatility and reduced confidence in depository institutions, including impact on stock price, customer deposit withdrawals from Valley National Bank, or business disruptions or liquidity issues that have or may affect our customers;
•the impact of unfavorable macroeconomic conditions or downturns, instability or volatility in financial markets, unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by and factors outside of our control, such as geopolitical instabilities or events (including the Israel-Hamas war); natural and other disasters (including severe weather events) and health emergencies, acts of terrorism or other external events;
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
•a prolonged downturn in the economy, as well as an unexpected decline in commercial real estate values collateralizing a significant portion of our loan portfolio; and
•unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors.
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
Critical Accounting Estimates
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At September 30, 2023, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board of Directors. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report on Form 10-K for the year ended December 31, 2022, and there have been no material changes in such policies and estimates since the date of such report.
New Authoritative Accounting Guidance
See Note 5 to the consolidated financial statements for a description of new authoritative accounting guidance, including the respective dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At September 30, 2023, Valley had consolidated total assets of approximately $61.2 billion, total net loans of $49.7 billion, total deposits of $49.9 billion and total shareholders’ equity of $6.6 billion. Valley operates many convenient branch office locations and commercial banking offices in northern and central New Jersey, the New York City Boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, California, Alabama and Illinois. Of our current 230 branch network, 55 percent, 18 percent, and 18 percent of the branches are in New Jersey, New York and Florida, respectively, with the remaining 9 percent of the branches in Alabama, California, and Illinois combined. We have grown significantly both in asset size and locations over the past several years through organic efforts and bank acquisitions, including our acquisition of Bank Leumi USA on April 1, 2022.
As originally planned, Valley completed its conversion of the legacy Valley and Bank Leumi USA operating systems to a single core operating system in October 2023.
Industry Developments. The combination of rapidly rising interest rates, increased competition and economic uncertainty continues to weigh on the banking industry. We have consistently operated the Bank with a focus on diversification to maintain stability through various economic cycles. During the third quarter 2023, we continued to position our balance sheet to mitigate potential risks from the market uncertainty affecting the banking industry in general and Valley, its clients and communities in particular.
•Total assets decreased $520.3 million, or 0.8 percent, to $61.2 billion at September 30, 2023 from June 30, 2023 largely driven by lower excess cash liquidity maintained overnight on our balance sheet. Our liquid assets totaled $2.6 billion at September 30, 2023, representing 4.6 percent of interest earning assets. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. See the "Bank Liquidity" section for additional information.
•Total deposits increased $265.5 million to $49.9 billion at September 30, 2023 as compared to $49.6 billion at June 30, 2023, largely due to increases in direct customer interest bearing deposits, partially offset by a net decrease of $338.5 million in indirect customer deposits driven by maturity of certain brokered CDs. See the "Deposits and Other Borrowings" section for more details.
•Capital remained strong with ratios of both Valley and the Bank exceeding all capital adequacy requirements at September 30, 2023. Total shareholders' equity increased $52.1 million to $6.6 billion at September 30, 2023 as compared to June 30, 2023. See the "Capital Adequacy" section for additional details.
•Total loans increased $220.3 million, or 1.8 percent on an annualized basis to $50.1 billion at September 30, 2023 from June 30, 2023 mainly due to select organic commercial real estate loan growth during the third quarter 2023. See the "Loan Portfolio" section for more information.
•Asset quality continued to reflect our disciplined underwriting and lending practices during the third quarter 2023. Non-performing assets (NPAs) as a percentage of total loans and NPAs totaled 0.52 percent and 0.51 percent at September 30, 2023 and June 30, 2023, respectively. See the "Non-Performing Assets" section for additional information.
•Total investment securities were $5.1 billion, or 8.3 percent of total assets, at September 30, 2023 and remained relatively unchanged as compared to June 30, 2023. See the "Investment Securities Portfolio" section for more details.
Quarterly Results. Net income for the third quarter 2023 was $141.3 million, or $0.27 per diluted common share, as compared to $178.1 million, or $0.34 per diluted common share, for the third quarter 2022. The $36.8 million decrease in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:
•a $41.6 million decrease in net interest income as higher yields on both new loan originations and adjustable-rate loans were more than offset by an increase in the cost of deposits;
•a $7.1 million increase in our provision for credit losses; and

•a $5.5 million increase in non-interest expense was due, in part, to a higher salary and employee benefits expense, an FDIC insurance assessment and charges for collateral liabilities related to derivative transactions;
Which were partially offset by:
•a $2.5 million increase in non-interest income that was primarily driven by net gains on sales of assets and higher wealth management and trust fees, partially offset by lower capital markets income; and
•a $14.9 million decrease in income tax expense mostly due to lower pre-tax income in the third quarter 2023.
See the "Net Interest Income," "Non-Interest Income," "Non-Interest Expense" and "Income Taxes" sections below for more details on the impact of the items above on our third quarter 2023 results.
U.S. Economic Conditions. During the third quarter 2023, real gross domestic product (GDP) increased at an annual rate of 5.4 percent as compared to an increase of 2.1 percent during the second quarter 2023. The 5.4 percent increase in real GDP reflected accelerated economic growth fueled by continued robust consumer spending, private inventory investment, nonresidential fixed investment and government spending. Inflation moderately cooled, but remained at 3.7 percent in the third quarter 2023.
During each of May and July 2023, the Federal Reserve raised the target range for the federal funds rate by an additional 25 basis points, which resulted in a current target range of 5.25 to 5.50 percent. The Federal Reserve paused rate increases in August, September and November 2023 largely to observe the full impact of its significant rate hikes since the beginning of 2022.
The 10-year U.S. Treasury note yield ended the third quarter 2023 at 4.59 percent, or 78 basis points higher as compared to the second quarter 2023, and the 2-year U.S. Treasury note yield ended the third quarter 2023 at 5.03 percent, or 16 basis points higher as compared to the second quarter 2023.
U.S. commercial banks saw commercial and industrial loans remain relatively unchanged with minimal growth from June 30, 2023, to September 30, 2023. Overall, commercial real estate lending continued to be stressed, particularly affecting regional and midsize banks that may be overexposed to office space lending. In light of higher uncertainty, inflated property prices, and concerns about debt repayments, most banks have become more selective in their new commercial real estate originations. Additionally, the combination of high interest rates and tight inventories have kept residential real estate sales and both refinanced and purchased residential mortgage loan activity low during the third quarter 2023.
Despite strong economic growth during the third quarter 2023 the following factors have added a higher level of uncertainty to the future path of the U.S. economy and created a challenging operating environment for the banking sector including elevated inflation, the potential for additional fallout from the recent banking crisis, including bank regulatory actions, the inverted yield curve and potential further increases in market interest rates. In addition, geopolitical tensions in the Middle East which could threaten a spike in oil prices and a possibility of the government shutdown, among other factors, have added a higher level of uncertainty to the future path of the U.S. economy and created a challenging banking environment. Should these economic conditions further deteriorate, causing business activity, spending and investment to decline, it may adversely impact our financial results, as highlighted in this MD&A.
Deposits and Other Borrowings
Overall, average deposits increased by $2.4 billion to $49.8 billion for the third quarter 2023 as compared to the second quarter 2023, mostly due to a $2.7 billion increase in average time deposits, partially offset by a decrease in average non-interest bearing deposits. The increase in time deposits was mainly driven by successful retail CD generation and increased utilization of fully insured indirect customer (i.e., brokered) deposits. The decline in average non-interest bearing deposits was largely due to a shift in customer balances to our interest bearing deposit products in a rising interest rate environment, outflows due to attractive investment alternatives to deposits in the marketplace, and customer use of cash reserves in place of financing. Average non-interest-bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 24 percent, 46 percent and 30 percent of total deposits as of September 30, 2023, respectively.
Actual ending balances for deposits increased $265.5 million to $49.9 billion at September 30, 2023 from June 30, 2023 mainly due to increases of $833.5 million in savings, NOW and money market deposits and $194.8 million in time deposits, partially offset by a $762.8 million decrease in non-interest bearing deposits. The increase in savings, NOW and money market deposits was largely driven by increases in digital and national specialized deposits, as well as some shift in customer balances from non-interest bearing deposits during the third quarter 2023. The increase in time deposits was largely due to successful retail deposit campaigns, partially offset by the maturity of indirect customer deposits. Non-interest bearing balances continued to be challenged by the high level of market interest rates and the aforementioned changes in customer behavior at September 30, 2023. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 24 percent, 46 percent and 30 percent of total deposits as of September 30, 2023, respectively, as compared to 25 percent, 45 percent and 30 percent of total deposits as of June 30, 2023, respectively.
The following table lists, by maturity, uninsured certificates of deposit at September 30, 2023:

(in thousands)
Less than three months	$545,661
Three to six months	842,290
Six to twelve months	921,329
More than twelve months	128,929
Total	$2,438,209
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $11.7 billion, or 23 percent of total deposits, at September 30, 2023 as compared to $12.1 billion, or 24 percent of total deposits, at June 30, 2023.
While our diversified commercial and consumer deposit base has remained relatively stable during the early stages of the fourth quarter 2023, deposit gathering initiatives could remain challenging due to market competition, attractive investment alternatives, such as U.S. Treasury securities, and other factors. As a result, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at September 30, 2023.

The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Average short-term borrowings:
FHLB advances	$349,728	$3,656,593	$438,267	$2,165,507	$565,222
Securities sold under repurchase agreements	82,442	99,327	140,777	93,709	144,019
Federal funds purchased	4,348	122,537	437,196	105,019	363,550
Total	$436,518	$3,878,457	$1,016,240	$2,364,235	$1,072,791

Average long-term borrowings:
FHLB advances	$1,688,285	$1,523,500	$788,651	$1,365,258	$788,802
Subordinated debt	750,249	759,334	632,627	754,835	626,997
Junior subordinated debentures issued to capital trusts	56,978	56,893	56,631	56,892	56,545
Total	$2,495,512	$2,339,727	$1,477,909	$2,176,985	$1,472,344
Average short-term borrowings decreased $3.4 billion during the third quarter 2023 as compared to the second quarter 2023 mostly due to the maturity and repayment of several FHLB advances as we trimmed our elevated excess liquidity position during the third quarter. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) moderately increased $155.8 million as compared to the second quarter 2023 mostly due to new FHLB advances issued in the second quarter 2023.
Actual ending balances for short-term borrowings decreased $1.0 billion to $89.8 million at September 30, 2023 as compared to June 30, 2023 mainly due to the aforementioned maturities of FHLB advances and the decrease in our excess overnight cash positions as part of our liquidity management strategies during the third quarter 2023. Long-term borrowings totaled $2.3 billion at September 30, 2023 as compared to $2.4 billion at June 30, 2023. The decrease was largely due to the maturity and repayment of $125.0 million of 5.125 percent subordinated notes issued in September 2013 and due on September 27, 2023, which had already been fully disallowed from a regulatory capital perspective.
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

The following table presents our annualized performance ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selected Performance Indicators	($ in thousands)
GAAP measures:
Net income, as reported	$141,346	$178,119	$426,957	$391,260
Return on average assets	0.92%	1.30%	0.93%	1.03%
Return on average shareholders’ equity	8.56	11.39	8.72	8.89
Non-GAAP measures:
Net income, as adjusted	$136,363	$181,455	$437,974	$467,571
Return on average assets, as adjusted	0.89%	1.32%	0.96%	1.23%
Return on average shareholders' equity, as adjusted	8.26	11.60	8.94	10.62
Return on average tangible shareholders' equity (ROATE)	12.39	17.21	12.71	13.20
ROATE, as adjusted	11.95	17.54	13.04	15.77
Efficiency ratio	56.72	49.76	55.34	51.03

	September 30, 2023	December 31, 2022
Common Equity Per Share Data:
Book value per common share (GAAP)	$12.64	$12.23
Tangible book value per common share (non-GAAP)	8.63	8.15
Adjusted net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income, as reported (GAAP)	$141,346	$178,119	$426,957	$391,260
Add: Losses (gains) on available for sale and held to maturity debt securities, net (net of tax) (a)	318	(24)	341	(74)
Add: Restructuring charge (net of tax) (b)	(484)	—	7,531	—
Add: Provision for credit losses for available for sale securities (c)	—	—	5,000	—
Add: Non-PCD provision for credit losses, (net of tax) (d)	—	—	—	29,282
Add: Merger related expenses (net of tax) (e)	—	3,360	2,962	47,103
Add: Add: Net gains on sales of office buildings (net of tax) (f)	(4,817)	—	(4,817)	—
Net income, as adjusted (non-GAAP)	$136,363	$181,455	$437,974	$467,571

(a) Included in gains (losses) on securities transactions, net.
(b) Represents severance expense related to workforce reductions within salary and employee benefits expense.
(c) Included in provision for credit losses for available for sale and held to maturity securities (tax disallowed).
(d) Represents provision for credit losses for non-PCD assets and unfunded credit commitments acquired during the period.
(e) Included primarily within salary and employee benefits expense.
(f) Included in gains (losses) on sale of assets, net within non-interest income.
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
Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Net income, as adjusted (non-GAAP)	$136,363	$181,455	$437,974	$467,571
Average assets	$61,391,688	$54,858,306	$61,050,973	$50,588,010
Annualized return on average assets, as adjusted (non-GAAP)	0.89%	1.32%	0.96%	1.23%
Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Net income, as adjusted (non-GAAP)	$136,363	$181,455	$437,974	$467,571
Average shareholders' equity	$6,605,786	$6,256,767	$6,531,424	$5,869,736
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	8.26%	11.60%	8.94%	10.62%
ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Net income, as reported (GAAP)	$141,346	$178,119	$426,957	$391,260
Net income, as adjusted (non-GAAP)	136,363	181,455	437,974	467,571
Average shareholders’ equity (GAAP)	$6,605,786	$6,256,767	$6,531,424	$5,869,736
Less: Average goodwill and other intangible assets	2,042,486	2,117,818	2,051,727	1,917,217
Average tangible shareholders’ equity (non-GAAP)	$4,563,300	$4,138,949	$4,479,697	$3,952,519
Annualized ROATE (non-GAAP)	12.39%	17.21%	12.71%	13.20%
Annualized ROATE, as adjusted (non-GAAP)	11.95%	17.54%	13.04%	15.77%

The efficiency ratio is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$267,133	$261,639	$822,270	$758,709
Less: Restructuring charge (pre-tax) (a)	(675)	—	10,507	—
Less: Amortization of tax credit investments (pre-tax)	4,191	3,105	13,462	9,194
Less: Merger related expenses (pre-tax) (b)	—	4,707	4,133	63,831
Total non-interest expense, as adjusted (non-GAAP)	$263,617	$253,827	$794,168	$685,684
Net interest income, as reported (GAAP)	$412,418	$453,992	$1,268,203	$1,189,821
Total non-interest income, as reported (GAAP)	58,664	56,194	173,038	153,997
Add: Losses (gains) on available for sale and held to maturity debt securities, net (pre-tax) (c)	443	(33)	476	(102)
Less: Net gains on sales of office buildings (pre-tax)(d)	(6,721)	—	(6,721)	—
Total net interest income and non-interest income, as adjusted (non-GAAP)	$464,804	$510,153	$1,434,996	$1,343,716
Efficiency ratio (non-GAAP)	56.72%	49.76%	55.34%	51.03%

(a)    Represents severance expense related to workforce reductions within salary and employee benefits expense.
(b)    Included primarily within salary and employee benefits expense.
(c)    Included in gains (losses) on securities transactions, net.
(d)    Included in gains (losses) on sales of assets, net.

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	September 30, 2023	December 31, 2022
	($ in thousands, except for share data)
Common shares outstanding	507,660,742	506,374,478
Shareholders’ equity (GAAP)	$6,627,299	$6,400,802
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	2,038,202	2,066,392
Tangible common shareholders’ equity (non-GAAP)	$4,379,406	$4,124,719
Book value per common share (GAAP)	$12.64	$12.23
Tangible book value per common share (non-GAAP)	$8.63	$8.15
Net Interest Income
Net interest income on a tax equivalent basis totaling $413.7 million for the third quarter 2023 decreased $7.6 million and $41.7 million as compared to the second quarter 2023 and third quarter 2022, respectively. The decrease as compared to the second quarter 2023 was mainly due to increased interest rates on most interest bearing deposit products, partially offset by higher loan yields and a reduction in average short-term borrowings. As a result of the higher cost of deposits, total interest expense increased $32.9 million to $400.6 million for the third quarter 2023 as compared to the second quarter 2023. Interest income on a tax equivalent basis increased $25.3 million to $814.3 million in the third quarter 2023 as compared to the second quarter 2023. The increase was mostly due to higher yields on both new originations and adjustable rate loans in our portfolio and a $561.5 million increase in average loan balances driven by organic new loan volumes over the last six months and a continuation of slower loan prepayments in the third quarter 2023.
Average interest earning assets increased $6.3 billion to $56.8 billion for the third quarter 2023 as compared to the third quarter 2022 mainly due to a $5.7 billion increase in average loan balances and a $508.6 million increase in average interest bearing cash balances largely due to higher excess cash held overnight as part of our prudent liquidity management navigating the fallout from the bank failures in the first half of 2023. Compared to the second quarter 2023, average interest earning assets decreased by $549.2 million during the third quarter 2023. The decrease was primarily driven by a $951.8 million decline in average overnight interest bearing cash held as compared to the prior linked quarter, partially offset by a $561.5 million increase in average loan balances mainly due to continued growth in the commercial real estate loan portfolio.
Average interest bearing liabilities increased $9.6 billion to $40.8 billion for the third quarter 2023 as compared to the third quarter 2022 mainly due to increases of $9.2 billion and $1.0 billion in average time deposits and long-term borrowings, respectively, partially offset by a decrease of $579.7 million in average short-term borrowings. The increases in average time deposits and long-term borrowings were largely due to the enhanced liquidity management efforts during the first nine months of 2023, including increased usage of fully FDIC-insured indirect customer CD and successful retail CD initiatives. As compared to the second quarter 2023, average interest bearing liabilities decreased by $96.7 million for the third quarter 2023 primarily due to the lower utilization of short-term FHLB advances, largely offset by higher average interest bearing deposit levels largely driven by successful retail CD generation and increased balances within our specialized national and digital products in savings, NOW and money market deposits. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
Net interest margin on a tax equivalent basis of 2.91 percent for the third quarter 2023 decreased by 3 basis points and 69 basis points from 2.94 percent and 3.60 percent for the second quarter 2023 and third quarter 2022, respectively. The decrease as compared to the second quarter 2023 was largely driven by higher interest rates on interest bearing deposits, partially offset by a 23 basis point increase in the yield on average interest earning assets. The yield on average loans increased by 25 basis points to 6.03 percent for the third quarter 2023 as compared to the second quarter 2023 largely due to higher interest rates on new originations and adjustable rate loans. Our cost of total average deposits was 2.94 percent for the third quarter 2023 as compared to 2.45 percent and 0.59 percent for the second quarter 2023 and the third quarter 2022, respectively. The overall cost of average interest bearing liabilities also increased 33 basis points to 3.92 percent for the third quarter 2023 as compared to the second quarter 2023 primarily driven by the continued rise in the market interest rates on deposits.
We anticipate our net interest income for the fourth quarter 2023 to be relatively unchanged from the third quarter 2023. While we are optimistic regarding the signs of stabilization in our net interest income during the third quarter 2023 as compared to the first six months of 2023, we cannot provide any assurances with respect to the future impact of the market interest rate environment, and its uncertain trajectory on the cost of our funding sources or that our net interest income or margin will remain at the levels reported for the third quarter 2023.

The following table reflects the components of net interest income for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2023			June 30, 2023			September 30, 2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$50,019,414	$753,662	6.03%	$49,457,937	$715,195	5.78%	$44,341,894	$496,545	4.48%
Taxable investments (3)	4,915,778	37,682	3.07	5,065,812	39,436	3.11	4,815,181	31,002	2.58
Tax-exempt investments (1)(3)	620,439	5,800	3.74	629,342	7,062	4.49	635,795	6,501	4.09
Interest bearing deposits with banks	1,246,934	17,113	5.49	2,198,717	27,276	4.96	738,372	3,996	2.16
Total interest earning assets	56,802,565	814,257	5.73	57,351,808	788,969	5.50	50,531,242	538,044	4.26
Allowance for credit losses	(447,045)			(446,098)			(486,747)
Cash and due from banks	410,715			415,075			426,796
Other assets	4,802,711			4,709,061			4,499,739
Unrealized gains on securities available for sale, net	(177,258)			(152,382)			(112,724)
Total assets	$61,391,688			$61,877,464			$54,858,306
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$23,016,737	$201,916	3.51%	$22,512,128	$164,843	2.93%	$23,541,694	$50,674	0.86%
Time deposits	14,880,311	164,336	4.42	12,195,479	125,764	4.12	5,192,896	15,174	1.17
Total interest bearing deposits	37,897,048	366,252	3.87	34,707,607	290,607	3.35	28,734,590	65,848	0.92
Short-term borrowings	436,518	5,189	4.75	3,878,457	50,207	5.18	1,016,240	5,160	2.03
Long-term borrowings (4)	2,495,512	29,159	4.67	2,339,727	26,880	4.60	1,477,909	11,728	3.17
Total interest bearing liabilities	40,829,078	400,600	3.92	40,925,791	367,694	3.59	31,228,739	82,736	1.06
Non-interest bearing deposits	11,951,398			12,756,862			16,035,778
Other liabilities	2,005,426			1,648,359			1,337,022
Shareholders’ equity	6,605,786			6,546,452			6,256,767
Total liabilities and shareholders’ equity	$61,391,688			$61,877,464			$54,858,306
Net interest income/interest rate spread (5)		$413,657	1.81%		$421,275	1.91%		$455,308	3.20%
Tax equivalent adjustment		(1,239)			(1,510)			(1,316)
Net interest income, as reported		$412,418			$419,765			$453,992
Net interest margin (6)			2.90%			2.93%			3.59%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			2.91%			2.94%			3.60%

The following table reflects the components of net interest income for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$49,120,153	$2,124,108	5.77%	$40,529,794	$1,229,536	4.04%
Taxable investments (3)	5,004,480	114,592	3.05	4,525,323	81,906	2.41
Tax-exempt investments (1)(3)	624,299	19,600	4.19	574,699	16,079	3.73
Interest bearing deposits with banks	1,762,065	66,594	5.04	975,601	6,026	0.82
Total interest earning assets	56,510,997	2,324,894	5.49	46,605,417	1,333,547	3.82
Allowance for credit losses	(453,254)			(428,078)
Cash and due from banks	423,473			378,819
Other assets	4,738,418			4,078,903
Unrealized gains on securities available for sale, net	(168,661)			(47,051)
Total assets	$61,050,973			$50,588,010
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$22,971,446	$517,524	3.00%	$22,374,949	$77,423	0.46%
Time deposits	12,290,300	370,398	4.02	4,122,169	21,274	0.69
Total interest bearing deposits	35,261,746	887,922	3.36	26,497,118	98,697	0.50
Short-term borrowings	2,364,235	89,345	5.04	1,072,791	10,049	1.25
Long-term borrowings (4)	2,176,985	75,237	4.61	1,472,344	31,566	2.86
Total interest bearing liabilities	39,802,966	1,052,504	3.53	29,042,253	140,312	0.64
Non-interest bearing deposits	12,903,406			14,679,354
Other liabilities	1,813,177			996,667
Shareholders’ equity	6,531,424			5,869,736
Total liabilities and shareholders’ equity	$61,050,973			$50,588,010
Net interest income/interest rate spread (5)		$1,272,390	1.96%		$1,193,235	3.18%
Tax equivalent adjustment		(4,187)			(3,414)
Net interest income, as reported		$1,268,203			$1,189,821
Net interest margin (6)			2.99%			3.40%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.00%			3.41%
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
Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2023 Compared to September 30, 2022			Nine Months Ended September 30, 2023 Compared to September 30, 2022
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$69,517	$187,600	$257,117	$297,470	$597,102	$894,572
Taxable investments	660	6,020	6,680	9,329	23,357	32,686
Tax-exempt investments*	(154)	(547)	(701)	1,458	2,063	3,521
Interest bearing deposits with banks	4,061	9,056	13,117	8,241	52,327	60,568
Total increase in interest income	74,084	202,129	276,213	316,498	674,849	991,347
Interest Expense:
Savings, NOW and money market deposits	(1,155)	152,397	151,242	2,119	437,982	440,101
Time deposits	59,906	89,256	149,162	101,420	247,704	349,124
Short-term borrowings	(4,122)	4,151	29	22,523	56,773	79,296
Long-term borrowings and junior subordinated debentures	10,338	7,093	17,431	19,164	24,507	43,671
Total increase in interest expense	64,967	252,897	317,864	145,226	766,966	912,192
Total increase (decrease) in net interest income	$9,117	$(50,768)	$(41,651)	$171,272	$(92,117)	$79,155

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.

Non-Interest Income
Non-interest income increased $2.5 million and $19.0 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. The following table presents the components of non-interest income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Wealth management and trust fees	$11,417	$9,281	$32,180	$23,989
Insurance commissions	2,336	3,750	7,895	9,072
Capital markets	7,141	13,171	35,000	42,242
Service charges on deposit accounts	10,952	10,338	31,970	26,617
(Losses) gains on securities transactions, net	(398)	323	197	(1,058)
Fees from loan servicing	2,681	3,138	8,054	8,636
Gains on sales of loans, net	2,023	922	3,752	5,510
Gains (losses) on sales of assets, net	6,653	(106)	6,938	(372)
Bank owned life insurance	2,709	1,681	7,736	5,840
Other	13,150	13,696	39,316	33,521
Total non-interest income	$58,664	$56,194	$173,038	$153,997
Wealth management and trust fees income increased $2.1 million and $8.2 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increases in both periods were mainly driven by higher brokerage fees related to our broker dealer subsidiary, Valley Financial Management, Inc., acquired on April 1, 2022 in connection with the acquisition of Bank Leumi USA and to a lesser extent by higher revenues generated by our advisory firm, Dudley Ventures, LLC, which specializes in the investment and management of tax credit investments. Brokerage fees totaled $5.1 million and $14.8 million for the three and nine months ended September 30, 2023, respectively, and $3.9 million and $8.3 million for the same periods in 2022, respectively.
Capital markets income decreased $6.0 million and $7.2 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022 mainly due to a decline in the volume of interest rate swap transactions executed for commercial loan customers.
Service charges on deposit accounts increased $5.4 million for the nine months ended September 30, 2023 compared to the same period in 2022 largely due to the additional deposit accounts acquired from Bank Leumi USA on April 1, 2022.
Net gains (losses) on sales of assets increased $6.8 million and $7.3 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022 largely due to the sale of non-branch offices located in Wayne, New Jersey in the third quarter 2023.
Net gains on sales of loans increased $1.1 million and decreased $1.8 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The decrease for the nine months ended September 30, 2023 was mostly due to lower loan sale volumes as we continued to retain a higher percentage of new loan volumes during the first nine months of 2023. During the nine months ended September 30, 2023, we sold $152.6 million of residential mortgage loans as compared to $375.0 million for same period in 2022. Our ability to generate net gains on sales of loans could continue to be challenged by a number of factors, including higher market interest rates, lower customer demand for conforming loan products and our decision to originate certain residential mortgage loans for investment in our loan portfolio rather than sale.

Other non-interest income increased $5.8 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase for the nine months ended September 30, 2023 was mostly due to incremental increases in several operating non-interest income categories caused by the acquisition of Bank Leumi USA and organic growth of our business operations over the last 12 months.
Non-Interest Expense
Non-interest expense increased $5.5 million and $63.6 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The following table presents the components of non-interest expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Salary and employee benefits expense	$137,292	$134,572	$431,872	$397,103
Net occupancy expense	24,675	26,486	73,880	70,906
Technology, furniture and equipment expense	37,320	39,365	106,304	115,245
FDIC insurance assessment	7,946	6,500	27,527	16,009
Amortization of other intangible assets	9,741	11,088	30,072	26,925
Professional and legal fees	17,109	17,840	55,329	62,998
Amortization of tax credit investments	4,191	3,105	13,462	9,194
Other	28,859	22,683	83,824	60,329
Total non-interest expense	$267,133	$261,639	$822,270	$758,709
Salary and employee benefits expense increased $2.7 million and $34.8 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. As compared to third quarter 2022, the increase was largely due to higher salary expense and insurance costs, partially offset by a decrease in commission expense mainly related to our home mortgage consultant teams. The increase for the nine months ended September 30, 2023 was primarily driven by (i) higher headcount from the Bank Leumi USA acquisition and organic growth in our operations, (ii) $10.5 million of restructuring charges, consisting of severance expense related to recent workforce reductions, and (iii) inflationary pressures on our overall labor costs. These increases were partially offset by lower cash incentive compensation expense and merger related costs. Merger related costs totaled $4.1 million and $29.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Net occupancy expense decreased $1.8 million and increased $3.0 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. As compared to third quarter 2022, the decrease was mainly due to a $1.5 million decline in merger expenses, as well as lower repair and maintenance costs. The increase for the nine months ended September 30, 2023 was primarily driven by higher lease expense.
Technology, furniture and equipment expense decreased $2.0 million and $8.9 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The decrease for the nine months ended September 30, 2023 was largely a decline in merger related expense, partially offset by higher data processing expense. Within this category, merger related costs totaled $1.8 million and $17.1 million for the three and nine months ended September 30, 2022, respectively.
FDIC insurance assessment expense increased $11.5 million for the nine months ended September 30, 2023 as compared to the same period of 2022 mainly due to growth in our balance sheet, as well as a two basis point increase in the initial base rate effective for 2023.
Amortization of other intangible assets increased $3.1 million for the nine months ended September 30, 2023 as compared to the same period in 2022 mostly due to higher amortization expense of core deposits and other intangible assets resulting from the Bank Leumi USA acquisition. See Note 9 to the consolidated financial statements for additional information.
Professional and legal fees decreased $7.7 million for the nine months ended September 30, 2023 as compared to the same period in 2022 mainly due to lower consulting and legal expenses. Within the category, merger related expenses (related to the Bank Leumi USA acquisition) totaled $11.5 million for the nine months ended September 30, 2022.
Other non-interest expense increased $6.2 million and $23.5 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, primarily due to general increases in several categories caused by our acquired and organic growth in operations, higher charitable contributions, and increased charges related to collateral liabilities in connection with derivative transactions.
We continuously monitor and closely manage our non-interest expense in an effort to optimize our operating efficiency. We began the implementation of a new cost saving initiative in late June 2023. The identified cost savings are expected to primarily come from workforce reductions, more efficient third-party consulting and service usage, and certain technology cost reductions (including those resulting from the completion of our core operating system conversion in October 2023). Benefits began to be realized in the third quarter of 2023, with the initiative expected to generate more than $40 million of annual pre-tax cost savings by mid-2024.
Income Taxes
Income tax expense totaled $53.5 million for the third quarter 2023 as compared to $51.8 million and $68.4 million for the second quarter 2023 and third quarter 2022, respectively. Our effective tax rate was 27.5 percent, 27.1 percent and 27.7 percent for the third quarter 2023, second quarter 2023 and third quarter 2022, respectively. The increase in the effective tax rate from the second quarter 2023 was primarily due to the release of certain state valuation allowances in the second quarter 2023.
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
Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations and reporting structures to identify its operating segments and no changes to the operating segments were determined necessary during the nine months ended September 30, 2023.
The accounting for each operating segment and Treasury and Corporate Other includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under U.S. GAAP. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to those of any other financial institution. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

The following tables present the financial data for Valley's operating segments and Treasury and Corporate Other for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,941,112	$41,078,302	$6,783,151	$56,802,565
Income (loss) before income taxes	12,272	217,048	(34,488)	194,832
Annualized return on average interest earning assets (before tax)	0.55%	2.11%	(2.03)%	1.37%

	Three Months Ended September 30, 2022
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,307,993	$36,033,901	$6,189,348	$50,531,242
Income (loss) before income taxes	20,137	255,802	(29,415)	246,524
Annualized return on average interest earning assets (before tax)	0.97%	2.84%	(1.90)%	1.95%
See Note 16 to the consolidated financial statements for additional details.
Consumer Banking Segment
The Consumer Banking segment represented 17.9 percent of our loan portfolio at September 30, 2023, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.1 percent of our loan portfolio at September 30, 2023) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans (which represented 3.2 percent of total loans at September 30, 2023) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, brokerage, insurance and tax credit advisory services.
Average interest earning assets within Consumer Banking increased $633.1 million to $8.9 billion for the three months ended September 30, 2023 as compared to the same period of 2022. The increase was largely due to new residential mortgage loan volumes originated for investment rather than sale over the last 12-month period, and, to a lesser extent, growth in home equity and secured personal lines of credit.
Income before income taxes for Consumer Banking decreased $7.9 million to $12.3 million for the third quarter 2023 as compared to the third quarter 2022. The decrease was mainly driven by lower net interest income, partially offset by lower provision for credit losses and decrease in non-interest expense. Net interest income decreased $25.0 million in the third quarter 2023 as compared to the same period of 2022 due to additional interest expense generated from the higher cost of average deposit and other borrowing, as well as an increase in the average balance of these interest bearing liabilities. The provision for loan losses decreased $11.8 million for the three months ended September 30, 2023 due, in part, to a decline in reserves related to quarterly loan growth and a decrease in non-economic qualitative factors as compared to one year ago. See further details in the “Allowance for Credit Losses” section of this MD&A. Non-interest expense decreased $4.4 million to $19.9 million for the third quarter 2023 as compared to the third quarter 2022. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.

Net interest margin on the Consumer Banking portfolio decreased 131 basis points to 1.50 percent for the third quarter 2023 as compared to the third quarter 2022 mainly due to a 213 basis point increase in the costs associated with our funding sources, partially offset by an 82 basis point increase in the yield on average loans. The increase in our funding costs was mainly driven by higher interest rates on most of our interest bearing commercial and retail deposit products, increased utilization of fully FDIC-insured indirect customer deposits and higher cost of other borrowings held during the third quarter 2023. The 82 basis point increase in loan yield was largely due to higher yielding new loan volumes and adjustable rate loans in our portfolio. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
The return on average interest earning assets before income taxes for the consumer banking segment was 0.55 percent for the third quarter 2023 compared to 0.97 percent for the third quarter 2022.
Commercial Banking Segment
The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $9.3 billion and represented 18.5 percent of the total loan portfolio at September 30, 2023. Commercial real estate loans and construction loans totaled $31.9 billion and represented 63.6 percent of the total loan portfolio at September 30, 2023.
Average interest earning assets in Commercial Banking increased $5.0 billion to $41.1 billion for the three months ended September 30, 2023 as compared to the third quarter 2022 primarily due to organic loan growth largely concentrated in the commercial real estate loan portfolio.
Income before income taxes for Commercial Banking decreased $38.8 million to $217.0 million for the three months ended September 30, 2023 as compared to the same period of 2022 mainly due to increases in the provision for credit losses and internal transfer expense, as well as lower non-interest income. The provision for credit losses increased $19.1 million to $13.7 million as compared to the same period in 2022 mainly driven by higher quantitative reserves and specific reserves related to certain commercial loan portfolios. See details in the "Allowance for Credit Losses for Loans" section of this MD&A. Internal transfer expense increased $13.3 million to $127.2 million for the three months ended September 30, 2023 as compared to the third quarter 2022. Non-interest income decreased $12.3 million to $11.2 million for the three months ended September 30, 2023 as compared to the third quarter 2022 mainly due to a decline in the volume of interest rate swap transactions executed for commercial loan customers. The negative impact of the above items was partially offset by higher net interest income. Net interest income for this segment increased $7.3 million to $379.9 million for the third quarter 2023 as compared to the same period in 2022 primarily due to both higher average commercial loan balances and interest rates on new and adjustable loans.
The net interest margin for this segment decreased 44 basis points to 3.70 percent for the third quarter 2023 as compared to the third quarter 2022 due to a 213 basis point increase in the cost of our funding sources, partially offset by a 169 basis point increase in the yield on average loans.
The return on average interest earning assets before income taxes for the commercial banking segment was 2.11 percent for the three months ended September 30, 2023 compared to 2.84 percent for the same period in 2022.
Treasury and Corporate Other
Treasury and Corporate Other largely consists of the Treasury managed held to maturity and available for sale debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to the Consumer Banking and Commercial Banking segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each operating segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average interest earning assets and/or liabilities outstanding for the period. Other items disclosed in Treasury and Corporate Other include net gains and losses on available for sale and held to maturity securities transactions, interest expense related to subordinated notes, amortization of tax credit investments, as well as other non-core items, including merger and restructuring expenses.
Average interest earning assets within Treasury and Corporate Other increased $593.8 million to $6.8 billion for the three months ended September 30, 2023 largely due to a $508.6 million increase in average overnight interest bearing deposits with banks as compared to the same period in 2022. Our average overnight cash levels largely increased during the first half of 2023 as a cautionary liquidity management measure resulting from the bank failures in March and April 2023. During the third quarter 2023, we began to manage these excess cash levels down to more normalized overnight levels by September 30, 2023.
For the three months ended September 30, 2023, loss before income taxes totaled $34.5 million compared to $29.4 million for the same period in 2022. The $5.1 million increase in the pre-tax loss during the third quarter 2023 was mainly due to lower net interest income and higher non-interest expense, partially offset by increases in the internal transfer income and non-interest income. The internal transfer income increased $15.3 million to $155.5 million for the three months ended September 30, 2023 as compared to the same period a year ago due to the lower allocation of non-interest expense over the same period. Non-interest expense increased $8.5 million to $214.0 million during the three months ended September 30, 2023 as compared to the same period in 2022 largely due to general increases in several categories caused by our acquired and organic growth in operations. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.
The net interest margin for Treasury and Corporate Other decreased 123 basis points to 0.78 percent for the third quarter 2023 as compared to the third quarter 2022 due to a 213 basis point increase in cost of our funding sources, partially offset by a 90 basis point increase in the yield on average investments. The increase in the yield on average investments as compared to the same period a year ago was largely driven by new higher yielding investments and a reduction in premium amortization expense mostly caused by slower principal repayments in the rising interest rate environment.
The following tables present the financial data for Valley's operating segments and Treasury and Corporate Other for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,871,992	$40,248,161	$7,390,844	$56,510,997
Income (loss) before income taxes	25,496	688,117	(124,246)	589,367
Annualized return on average interest earning assets (before tax)	0.38%	2.28%	(2.24)%	1.39%

	Nine Months Ended September 30, 2022
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$7,978,732	$32,551,062	$6,075,623	$46,605,417
Income (loss) before income taxes	56,796	519,640	(40,905)	535,531
Annualized return on average interest earning assets (before tax)	0.95%	2.13%	(0.90)%	1.53%

Consumer Banking Segment

The Consumer Banking segment's average interest earning assets increased $893.3 million to $8.9 billion for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase was largely due to new residential mortgage loan volumes originated for investment rather than sale over the last 12-month period, as well as growth in home equity loans and secured personal lines of credit.

Income before income taxes generated by Consumer Banking decreased $31.3 million to $25.5 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease was mainly driven by lower net interest income. Net interest income decreased $61.9 million for the nine months ended September 30, 2023 as compared to the same period in 2022 mainly due to additional interest expense generated from higher average deposit balances, as well as an increase in interest rates on such balances. The negative impact of these items was partially offset by an $11.9 million increase in non-interest income coupled with a lower provision for loan losses and internal transfer expense. The increase in non-interest income was mainly driven by increases in wealth management and trust fees and service charges on deposit accounts. The provision for loan losses decreased $9.1 million for the nine months ended September 30, 2023 mainly due to a decrease in non-economic qualitative factors within our CECL model as compared to the same period in 2022. See further details in the “Allowance for Credit Losses” section of this MD&A.

Net interest margin on the Consumer Banking portfolio decreased 122 basis points to 1.67 percent for the nine months ended September 30, 2023 as compared to the same period in 2022 mainly due to a 205 basis point increase in the costs associated with our funding sources, partially offset by an 83 basis point increase in the yield on average loans. The 83 basis point increase in loan yield was largely due to higher yielding new loan volumes and adjustable rate loans in our portfolio. See the "Executive Summary" and the "Net Interest Income" sections above for more details on our net interest margin and funding sources.
The return on average interest earning assets before income taxes for the Consumer Banking segment was 0.38 percent for the nine months ended September 30, 2023 compared to 0.95 percent for the same period in 2022.
Commercial Banking Segment

Average interest earning assets in the Commercial Banking segment increased $7.7 billion to $40.2 billion for the nine months ended September 30, 2023 as compared to the same period in 2022. This increase was primarily due to organic loan growth, especially in the commercial real estate portfolio over the 12-month period ended September 30, 2023, as well as average balances related to loans acquired from Bank Leumi USA on April 1, 2022.

For the nine months ended September 30, 2023, income before income taxes for Commercial Banking increased $168.5 million to $688.1 million as compared to the same period in 2022 mainly due to an increase in net interest income and lower provision for credit losses, partially offset by higher non-interest expense and lower non-interest income. Net interest income increased $179.9 million to $1.1 billion for the nine months ended September 30, 2023 as compared to the same period in 2022 primarily due to higher average commercial loan balances and higher interest rates on new and adjustable loans. The provision for credit losses decreased $15.0 million to $19.6 million during the nine months ended September 30, 2023 as compared to $34.6 million for the same period in 2022 due, in part to a provision for non-PCD loans and unfunded credit commitments acquired from Bank Leumi in the second quarter 2022. See details in the "Allowance for Credit Losses for Loans" section of this MD&A. Non-interest expense increased $22.9 million to $104.2 million for the nine months ended September 30, 2023 as compared to the same period in 2022 mainly due to acquired and organic growth in our commercial operations. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.

The net interest margin for this segment decreased 15 basis point to 3.75 percent for the nine months ended September 30, 2023 as compared to the same period in 2022 due to a 205 basis point increase in the cost of our funding sources, partially offset by a 190 basis point increase in yield on average loans.

The return on average interest earning assets before income taxes for the commercial banking segment was 2.28 percent for the nine months ended September 30, 2023 compared to 2.13 percent for the same period in 2022.
Treasury and Corporate Other
Treasury and Corporate Other's average interest earning assets increased $1.3 billion during the nine months ended September 30, 2023 as compared to the same period in 2022 mainly due to higher excess liquidity, investment securities acquired from Bank Leumi USA, and, to a much lesser extent, purchases of new investment securities over the last 12-month period. Average interest bearing deposits with banks increased $786.5 million for the nine months ended September 30, 2023 as compared to the same period in 2022 due to additional cash held as a cautionary liquidity management measure from March 2023 and through a portion of the third quarter 2023.
The loss before income taxes totaled $124.2 million for the nine months ended September 30, 2023 as compared to $40.9 million for the same period in 2022. The $83.3 million increase in pre-tax loss was mainly due to decreases in both net interest income and internal transfer income combined with an increase in non-interest expense, partially offset by higher non-interest income. Non-interest expense increased $38.9 million to $656.6 million for the nine months ended September 30, 2023 as compared to the same period in 2022 largely due to expenses related to our expanded banking operations and organic business growth, including higher salary and employee benefits expense, technology, furniture and equipment and professional and legal fees. Internal transfer income decreased $21.3 million to $442.4 million for the nine months ended September 30, 2023 as compared to the same period in 2022 due to lower allocations of the overhead expense to the Consumer Banking and Commercial Banking segments over the same period. Non-interest income increased $20.7 million during the nine months ended September 30, 2023 as compared to the same period in 2022 mostly due to incremental increases in several operating non-interest income categories caused by acquired and organic growth of our business operations over the last 12-month period. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A. Provision for credit losses increased $4.1 million mainly due to a corporate bond issued by one failed bank within our AFS debt securities portfolio that was fully charged-off during the first quarter 2023.

Treasury and Corporate Other's net interest margin decreased 71 basis points to 1.16 percent for the nine months ended September 30, 2023 as compared to the same period in 2022 due to a 205 basis point increase in cost of our funding sources, partially offset by a 134 basis point increase in the yield on average investments. The increased yield on average investments as compared to the same period in 2022 was largely driven by new higher yielding investments and a reduction in premium amortization expense mostly caused by slower principal repayments in the rising interest rate environment.
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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month and 24-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of September 30, 2023. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of September 30, 2023. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2023. Although the size of Valley’s balance sheet is forecasted to remain static as of September 30, 2023 in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter 2023. The model also utilizes an immediate parallel shift in market interest rates at September 30, 2023.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$173,440	10.11%
+200	115,296	6.72
+100	57,439	3.35
–100	(57,001)	(3.32)
–200	(114,091)	(6.65)
–300	(169,410)	(9.88)
As noted in the table above, a 100 basis point immediate increase in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to increase net interest income over the next 12-month period by 3.35 percent. Management believes the interest rate sensitivity of our balance sheet remains within an acceptable tolerance range at September 30, 2023. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
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
The following table presents Valley's loan to deposits and wholesale funding to total funding ratios at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Loans to deposits	100.4%	98.5%
Wholesale funding to total funding	22.5	13.8
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
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York) and other sources. The following table summarizes Valley's sources of liquid assets:

	September 30, 2023	December 31, 2022
	(in thousands)
Cash and due from banks	$444,857	$444,325
Interest bearing deposits with banks	698,966	503,622
Trading debt securities	3,441	13,438
Held to maturity debt securities (1)	196,168	177,614
Available for sale debt securities (2)	1,186,524	1,261,397
Loans held for sale	33,834	18,118
Total liquid assets	$2,563,790	$2,418,514

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.

(2)     Includes approximately $803 million and $333 million of various investment securities that were pledged to counterparties to support our earning asset funding strategies at September 30, 2023 and December 31, 2022, respectively.
Total liquid assets represented 4.6 percent of interest earning assets at both September 30, 2023 and December 31, 2022.
Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At September 30, 2023, estimated cash inflows from total loans are projected to be approximately $14.8 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $385.0 million in principal payments from securities in the total investment portfolio at September 30, 2023 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $39.8 billion and $38.1 billion for the nine months ended September 30, 2023 and for the year ended December 31, 2022, respectively, representing 70.5 percent and 79.2 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.
In addition to customer deposits, the Bank has ample access to readily available borrowing sources available to supplement its current and projected funding needs. The following table presents short-term borrowings outstanding at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
FHLB advances	$—	$24,035
Securities sold under agreements to repurchase	89,802	114,694
Total short-term borrowings	$89,802	$138,729
The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
FHLB borrowing capacity*	$13,599,000	$6,891,000
Unused FRB discount window*	7,780,000	2,099,000
Unused federal funds lines available from commercial banks	2,150,000	1,940,000
Unencumbered investment securities	1,120,000	3,502,000
Total	$24,649,000	$14,432,000

*     FHLB and FRB borrowings are collateralized by certain pledged securities, including but not limited to U.S. government and agency mortgage-backed securities and blanket qualifying first lien on certain real estate and residential mortgage secured loans.
Additionally, the Federal Reserve established the Bank Term Funding Program on March 12, 2023 as a funding source for eligible depository institutions. The Program can provide short-term liquidity (up to one year) against the par value of certain high-quality collateral, such as U.S. Treasury securities, and eliminate the potential need for an institution to sell those securities in times of stress. Advances under the Program can be requested until March 11, 2024. This Program is currently another short-term liquidity source for Valley. Valley had no outstanding borrowings under the Program at September 30, 2023.
Corporation Liquidity
Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our ongoing asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures and subordinated notes (including $125 million of 5.125 percent subordinated notes which matured on September 27, 2023). Valley's cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the Bank. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods of up to five years, but not beyond the stated maturity dates, and subject to other conditions.
Investment Securities Portfolio
As of September 30, 2023, we had $63.2 million, $1.2 billion, and $3.8 billion in equity, available for sale debt securities and held to maturity debt securities, respectively. The available for sale and held to maturity debt securities portfolios, which comprise the majority of the securities we own, include: U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our available for sale debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consisted of two publicly traded mutual funds, CRA investments and several other equity investments we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities. We also had $3.4 million of trading debt securities at September 30, 2023 consisting of U.S. Treasury securities.
We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities, change the composition of our investment securities portfolio, and change the proportion of investments primarily made into the available for sale and held to maturity debt securities portfolios.
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
We have evaluated all available for sale debt securities that are in an unrealized loss position as of September 30, 2023 and December 31, 2022 and determined that the declines in fair value were mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in both a provision for credit losses and full charge-off of the security totaling $5.0 million during the nine months ended September 30, 2023. There was no other impairment recognized within the available for sale debt securities portfolio during the three months ended September 30, 2023 and the three and nine months ended September 30, 2022.
Valley does not intend to sell any of its available for sale debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of our amortized cost basis. None of the available for sale debt securities were past due as of September 30, 2023 and there was no allowance for credit losses for available for sale debt securities at September 30, 2023 and December 31, 2022.
Held to maturity debt securities. Valley estimates the expected credit losses on held to maturity debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the held to maturity portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on held to maturity debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. Held to maturity debt securities were carried net of an allowance for credit losses totaling approximately $1.3 million and $1.6 million at September 30, 2023 and December 31, 2022, respectively.
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

The following table presents the available for sale and held to maturity debt investment securities portfolios by investment grades at September 30, 2023:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA Rated	$1,035,612	$27	$(160,362)	$875,277
AA Rated	150,090	—	(40,723)	109,367
A Rated	22,106	—	(3,991)	18,115
BBB Rated	105,725	—	(8,711)	97,014
Non-investment grade	5,000	—	(1,248)	3,752
Not rated	96,960	—	(13,961)	82,999
Total	$1,415,493	$27	$(228,996)	$1,186,524
Held to maturity investment grades: *
AAA Rated	$3,389,048	$38	$(601,461)	$2,787,625
AA Rated	221,059	—	(28,103)	192,956
A Rated	3,963	—	(276)	3,687
BBB Rated	6,000	—	(714)	5,286
Non-investment grade	5,351	—	(1,121)	4,230
Not rated	173,288	—	(15,992)	157,296
Total	$3,798,709	$38	$(647,667)	$3,151,080
Allowance for credit losses	1,321	—	—	1,321
Total, net of allowance for credit losses	$3,797,388	$38	$(647,667)	$3,149,759

*	Rated using external rating agencies. Ratings categories include the entire range. For example, “A rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA and AA rated categories of both the available for sale and held to maturity debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continued to be driven by the rising interest rate environment during the last 12 months. The investment securities available for sale and held to maturity portfolio included $97.0 million and $173.3 million, respectively, of investments not rated by the rating agencies with aggregate unrealized losses of $14.0 million and $16.0 million, respectively, at September 30, 2023. The unrealized losses within non-rated available for sale debt securities mostly related to several large corporate bonds negatively impacted by rising interest rates, and not changes in underlying credit. The unrealized losses within non-rated held to maturity debt securities mostly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.1 million and several corporate and other debt securities.
See Note 7 to the consolidated financial statements for additional information regarding our investment securities portfolio.

Loan Portfolio
The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2023	June 30, 2023	December 31, 2022
	($ in thousands)
Loans
Commercial and industrial	$9,274,630	$9,287,309	$8,804,830
Commercial real estate:
Commercial real estate	28,041,050	27,793,072	25,732,033
Construction	3,833,269	3,815,761	3,700,835
Total commercial real estate	31,874,319	31,608,833	29,432,868
Residential mortgage	5,562,665	5,560,356	5,364,550
Consumer:
Home equity	548,918	535,493	503,884
Automobile	1,585,987	1,632,875	1,746,225
Other consumer	1,251,000	1,252,382	1,064,843
Total consumer loans	3,385,905	3,420,750	3,314,952
Total loans*	$50,097,519	$49,877,248	$46,917,200
As a percent of total loans:
Commercial and industrial	18.5%	18.6%	18.8%
Commercial real estate	63.6	63.4	62.7
Residential mortgage	11.1	11.1	11.4
Consumer loans	6.8	6.9	7.1
Total	100.0%	100.0%	100.0%

*     Includes net unearned discount and deferred loan fees of $110.9 million, $119.1 million and $120.5 million at September 30, 2023, June 30, 2023 and December 31, 2022, respectively.
Total loans increased $220.3 million, or 1.8 percent on an annualized basis to $50.1 billion at September 30, 2023 from June 30, 2023 mainly as a result of select new loan originations in the commercial real estate loan portfolio. Loans held for sale at fair value, presented separately from total loans on the consolidated statements of financial condition totaled $33.8 million and $33.0 million at September 30, 2023 and June 30, 2023, respectively.
Commercial real estate loans (excluding construction loans) increased $248.0 million to $28.0 billion at September 30, 2023 from June 30, 2023 reflecting new originations mainly within non-owner occupied and multi-family loans across our geographic market areas. At September 30, 2023, commercial real estate loans collateralized by office buildings were approximately $3.2 billion of the $28.0 billion portfolio. These loans are geographically disbursed largely across Florida, Alabama, New Jersey, New York and Manhattan with a combined weighted average loan to value ratio of 53 percent and debt service coverage ratio of 1.63. The majority of the office space loans are multi-tenant with no recent charge-offs.
Construction loans increased only $17.5 million to $3.8 billion at September 30, 2023 from June 30, 2023 due to minimal advances on pre-existing construction loan projects and highly selective underwriting of new projects during the third quarter 2023.
Residential mortgage loans remained relatively unchanged at September 30, 2023 from June 30, 2023. New and refinanced residential mortgage loan originations totaled $150.2 million for the third quarter 2023 as compared to $188.0 million and $342.9 million for the second quarter 2023 and third quarter 2022, respectively. During the third quarter 2023, we retained approximately 45.7 percent of the total residential mortgage originations in our held for investment loan portfolio. Additionally, the volume of primarily new loan applications has continued to be relatively low in the early stages of the fourth quarter 2023 largely due to the higher level of mortgage interest rates and this may continue to challenge our ability to grow this loan category.

Home equity loans increased by $13.4 million to $548.9 million at September 30, 2023 compared to June 30, 2023 largely due to moderate increases in pre-existing line utilization, while new home equity loan originations remain challenged due to the unfavorable high interest rate environment.
Automobile loans decreased by $46.9 million, or 11.5 percent on an annualized basis, to $1.6 billion at September 30, 2023 as compared to June 30, 2023 as a moderate uptick in new indirect auto loan volumes from our dealership network did not keep pace with the portfolio repayment activity during the third quarter 2023. We anticipate that the impact of inflation on average new and used vehicle prices coupled with high market interest rates could deter consumer demand and continue to have a negative impact on our ability to grow this loan category during the fourth quarter 2023.
Other consumer loans decreased $1.4 million to $1.3 billion at September 30, 2023 as compared to June 30, 2023 as demand and utilization of collateralized personal lines of credit slowed during the third quarter 2023.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island and Florida. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
Annualized loan growth slowed to 1.8 percent for the third quarter 2023 from 10.0 percent in the second quarter 2023 largely as expected mostly due to the impact of higher market interest rates. Annualized loan growth for the nine months ended September 30, 2023 totaled 9.0 percent. We remain selective on new loan originations and generally supportive of compelling projects led by our high quality and tenured customer base. Moving forward, we anticipate loan growth in the fourth quarter 2023 to approximate the linked quarter level experienced in the third quarter 2023.
Non-performing Assets
Non-performing assets (NPAs) include non-accrual loans, other real estate owned (OREO), and other repossessed assets (which primarily consist of automobiles and taxi medallions) at September 30, 2023. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at lower of cost or fair value, less estimated cost to sell.
Our NPAs increased $4.2 million to $260.3 million at September 30, 2023 as compared to June 30, 2023 mostly driven by an increase in non-accrual commercial and industrial loans. NPAs as a percentage of total loans and NPAs totaled 0.52 percent and 0.51 percent at September 30, 2023 and June 30, 2023, respectively (as shown in the table below). Our total NPAs has remained relatively low as a percentage of the total loan portfolio and the level of NPAs, which is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the "Credit quality indicators" section in Note 8 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. During the nine months ended September 30, 2023, our overall credit trends have remained stable, and the majority of our borrowers continued to demonstrate resilience despite the impact of higher borrowing costs, slower economic growth, elevated inflation and the overall uncertain economy. However, management cannot provide assurance that the non-performing assets will not materially increase from the levels reported at September 30, 2023 due to the aforementioned or other factors potentially impacting our lending customers.

The following table sets forth by loan category accruing past due and non-performing assets at the dates indicated in conjunction with our asset quality ratios:

	September 30, 2023	June 30, 2023	March 31, 2023
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$10,687	$6,229	$20,716
Commercial real estate	8,053	3,612	13,580
Residential mortgage	13,159	15,565	12,599
Total consumer	15,509	8,431	7,845
Total 30 to 59 days past due	47,408	33,837	54,740
60 to 89 days past due:
Commercial and industrial	5,720	7,468	24,118
Commercial real estate	2,620	—	—
Residential mortgage	9,710	1,348	2,133
Total consumer	1,720	4,126	1,519
Total 60 to 89 days past due	19,770	12,942	27,770
90 or more days past due:
Commercial and industrial	6,629	6,599	8,927
Commercial real estate	—	2,242	—
Construction	3,990	3,990	6,450
Residential mortgage	1,348	1,165	1,668
Total consumer	391	1,006	747
Total 90 or more days past due	12,358	15,002	17,792
Total accruing past due loans	$79,536	$61,781	$100,302
Non-accrual loans:
Commercial and industrial	$87,655	$84,449	$78,606
Commercial real estate	83,338	82,712	67,938
Construction	62,788	63,043	68,649
Residential mortgage	21,614	20,819	23,483
Total consumer	3,545	3,068	3,318
Total non-accrual loans	258,940	254,091	241,994
Other real estate owned (OREO)	71	824	1,189
Other repossessed assets	1,314	1,230	1,752
Total non-performing assets (NPAs)	$260,325	$256,145	$244,935
Total non-accrual loans as a % of loans	0.52%	0.51%	0.50%
Total NPAs as a % of loans and NPAs	0.52	0.51	0.50
Total accruing past due and non-accrual loans as a % of loans	0.68	0.63	0.70
Allowance for loan losses as a % of non-accrual loans	170.76	171.76	180.54
Loans past due 30 to 59 days increased $13.6 million to $47.4 million at September 30, 2023 as compared to June 30, 2023. The increase within this early stage delinquency category was mainly due to one $7.0 million commercial real estate loan, as well as increases in commercial and industrial and secured consumer loan delinquencies.
Loans past due 60 to 89 days increased $6.8 million to $19.8 million at September 30, 2023 as compared to June 30, 2023 largely due to higher residential mortgage delinquencies and a $2.3 million commercial real estate loan that migrated from the 30-59 days past due category at June 30, 2023, partially offset by a decline in commercial and industrial and consumer loan delinquencies.

Loans 90 days or more past due and still accruing interest decreased $2.6 million to $12.4 million at September 30, 2023 as compared to June 30, 2023 mainly due to a payoff of a $2.2 million commercial real estate loan. All loans 90 days or more past due and still accruing interest are well-secured and in the process of collection.
Non-accrual loans increased $4.8 million to $258.9 million at September 30, 2023 as compared to $254.1 million at June 30, 2023 mostly driven by an increase in the commercial and industrial loan category. Non-accrual commercial and industrial loans increased $3.2 million to $87.7 million at September 30, 2023 mainly due to one new non-performing loan relationship totaling $4.2 million at September 30, 2023.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at September 30, 2023, are well secured and largely collectible, based in part on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in each collateral valuation results in an allocation of specific reserves within our allowance for credit losses for loans.
Non-performing taxi medallion loans totaled $65.1 million of the $87.7 million non-accrual commercial and industrial loans at September 30, 2023. At September 30, 2023, all taxi medallion loans in the loan portfolio were on non-accrual status and had related reserves of $37.9 million, or 58.7 percent of such loans, within the allowance for loan losses. Potential further declines in the market valuation of taxi medallions and the current operating environment mainly within New York City may negatively impact the performance of this portfolio.
OREO properties totaled $71 thousand at September 30, 2023 and decreased $753 thousand as compared to June 30, 2023 primarily due to sales of OREO properties. The sales of OREO properties resulted in gains of $256 thousand and $370 thousand for the three and nine months ended September 30, 2023, respectively, as compared to net losses of $69 thousand and $692 thousand for the three and nine months ended September 30, 2022, respectively. The residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $970 thousand and $2.6 million at September 30, 2023 and December 31, 2022, respectively.
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
Valley utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan on a straight-line basis. The forecasts consist of a multi-scenario economic forecast model to estimate future credit losses and are governed by a cross-functional committee. The committee meets each quarter to determine which economic scenarios developed by Moody's will be incorporated into the model, as well as the relative probability weightings of the selected scenarios, based upon all readily available information. The model projects economic variables under each scenario based on detailed statistical analyses. We have identified and selected key variables that most closely correlated to our historical credit performance, which include: GDP, unemployment and the Case-Shiller Home Price Index.
At September 30, 2023, Valley continued to maintain the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with slightly less emphasis on the S-3 downside and S-4 adverse scenarios as compared to June 30, 2023. The standalone Moody's Baseline forecast at September 30, 2023 contained, among other things, slower but positive GDP growth rates, a cooling labor market and a continued deceleration of inflation, and overall, it provided a moderately more pessimistic outlook as compared to June 30, 2023.
At September 30, 2023, the Moody's Baseline forecast included the following specific assumptions:
•GDP expansion of approximately 0.5 percent in the fourth quarter 2023;
•Unemployment of 3.9 percent in the fourth quarter 2023 and 4.0 to 4.2 percent over the remainder of the forecast period ending in the third quarter 2025;
•Continued concerns about increased debt burden pushed by rising interest rates, elevated inflation and house prices;
•Consumer spending remained a source of growth and its contribution grew to the largest in nearly two years, as the cost-of-living adjusted boosted after-tax income adding another 1.1 percent to growth;
•The Federal Reserve opted to pause its rate hikes, keeping the federal funds rate at 5.25 - 5.50 percent with possible increases by the end of 2023; and
•Inflation moderately cooled, but remained at 3.7 percent in the third quarter 2023.
See more details regarding our allowance for credit losses for loans in Note 8 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in thousands)
Allowance for credit losses for loans
Beginning balance	$458,676	$460,969	$490,963	$483,255	$375,702
Impact of the adoption of ASU No. 2022-02 (1)	—	—	—	(1,368)	—
Allowance for purchased credit deteriorated (PCD) loans, net (2)	—	—	—	—	70,319
Beginning balance, adjusted	458,676	460,969	490,963	481,887	446,021
Loans charged-off:
Commercial and industrial	(7,487)	(3,865)	(5,033)	(37,399)	(11,144)
Commercial real estate	(255)	(2,065)	(4,000)	(2,320)	(4,173)
Construction	—	(4,208)	—	(9,906)	—
Residential mortgage	(20)	(149)	—	(169)	(27)
Total consumer	(1,156)	(1,040)	(962)	(3,024)	(2,513)
Total loans charge-offs	(8,918)	(11,327)	(9,995)	(52,818)	(17,857)
Charged-off loans recovered:
Commercial and industrial	3,043	2,173	13,236	6,615	16,012
Commercial real estate	5	4	1,729	33	2,060
Residential mortgage	30	135	163	186	694
Total consumer	362	390	477	1,513	2,431
Total loans recovered	3,440	2,702	15,605	8,347	21,197
Total net loan (charge-offs) recoveries	(5,478)	(8,625)	5,610	(44,471)	3,340
Provision charged for credit losses	9,147	6,332	1,835	24,929	49,047
Ending balance	$462,345	$458,676	$498,408	$462,345	$498,408
Components of allowance for credit losses for loans:
Allowance for loan losses	$442,175	$436,432	$475,744	$442,175	$475,744
Allowance for unfunded credit commitments	20,170	22,244	22,664	20,170	22,664
Allowance for credit losses for loans	$462,345	$458,676	$498,408	$462,345	$498,408
Components of provision for credit losses for loans:
Provision for credit losses for loans	$11,221	$8,159	$1,315	$29,359	$42,883
(Credit) provision for unfunded credit commitments	(2,074)	(1,827)	520	(4,430)	6,164
Total provision for credit losses for loans	$9,147	$6,332	$1,835	$24,929	$49,047

Allowance for credit losses for loans as a % of total loans	0.92%	0.92%	1.10%	0.92%	1.10%

(1) Represents the opening adjustment for the adoption of ASU No. 2022-02 effective January 1, 2023.
(2) Represents the allowance for acquired PCD loans, net of PCD loan charge-offs totaling $62.4 million in the second quarter 2022.

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(4,444)	$(1,692)	$8,203	$(30,784)	$4,868
Commercial real estate	(250)	(2,061)	(2,271)	(2,287)	(2,113)
Construction	—	(4,208)	—	(9,906)	—
Residential mortgage	10	(14)	163	17	667
Total consumer	(794)	(650)	(485)	(1,511)	(82)
Total	$(5,478)	$(8,625)	$5,610	$(44,471)	$3,340
Average loans outstanding
Commercial and industrial	$9,072,476	$9,043,832	$8,540,485	$8,989,877	$7,529,507
Commercial real estate	28,053,134	27,808,278	24,306,684	27,476,718	22,416,996
Construction	3,952,692	3,787,183	3,186,732	3,781,566	2,604,559
Residential mortgage	5,548,257	5,489,501	5,134,769	5,527,145	4,925,469
Total consumer	3,392,855	3,329,143	3,173,224	3,344,847	3,053,263
Total	$50,019,414	$49,457,937	$44,341,894	$49,120,153	$40,529,794
Annualized net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	0.20%	0.07%	(0.38)%	0.46%	(0.09)%
Commercial real estate	0.00	0.03	0.04	0.01	0.01
Construction	0.00	0.44	0.00	0.35	0.00
Residential mortgage	0.00	0.00	(0.01)	0.00	(0.02)
Total consumer	0.09	0.08	0.06	0.06	0.00
Total loans	0.04	0.07	(0.05)	0.12	(0.01)
Net loan charge-offs totaled $5.5 million for the third quarter 2023 as compared to $8.6 million for the second quarter 2023 and net recoveries of loan charge-offs of $5.6 million for the third quarter 2022. The decrease from the second quarter 2023 was largely due to slightly elevated net loan charges-offs during the second quarter 2023 partly resulting from the valuation/and partial write down of a non-performing construction loan transferred from the held for investment loan portfolio to loans held for sale at June 30, 2023. Gross charge-offs totaled $8.9 million for the third quarter 2023 and included a $4.0 million partial charge-off of one commercial and industrial loan relationship.
The amount of net loan charge-offs (as presented in the above table) and the low level of individual loan charge-offs for the third quarter 2023 continued to trend within management's expectations for the credit quality of the loan portfolio at September 30, 2023.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2023		June 30, 2023		September 30, 2022
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$133,988	1.44%	$128,245	1.38%	$154,051	1.77%
Commercial real estate loans:
Commercial real estate	191,562	0.68	194,177	0.70	217,124	0.89
Construction	53,485	1.40	45,518	1.19	50,656	1.42
Total commercial real estate loans	245,047	0.77	239,695	0.76	267,780	0.95
Residential mortgage loans	44,621	0.80	44,153	0.79	36,157	0.70
Consumer loans:
Home equity	3,689	0.67	4,020	0.75	4,083	0.87
Auto and other consumer	14,830	0.52	20,319	0.70	13,673	0.49
Total consumer loans	18,519	0.55	24,339	0.71	17,756	0.55
Allowance for loan losses	442,175	0.88	436,432	0.88	475,744	1.05
Allowance for unfunded credit commitments	20,170		22,244		22,664
Total allowance for credit losses for loans	$462,345		$458,676		$498,408
Allowance for credit losses for loans as a % total loans		0.92%		0.92%		1.10%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 0.92 percent at both September 30, 2023 and June 30, 2023, and 1.10 percent at September 30, 2022. During the third quarter 2023, the provision for credit losses for loans totaled $9.1 million as compared to $6.3 million and $1.8 million for the second quarter 2023 and third quarter 2022, respectively. The provision for credit losses for the third quarter 2023 reflects, among other factors, higher quantitative reserves related to classified loans within the commercial portfolios and specific reserves associated with collateral dependent loans, partially offset by a negative (credit) provision for unfunded credit commitments driven by a decline in these obligations at September 30, 2023. Our economic forecast related reserves at September 30, 2023 remained relatively unchanged from June 30, 2023.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2023 and December 31, 2022, shareholders’ equity totaled approximately $6.6 billion and $6.4 billion, which represented 10.8 percent and 11.1 percent of total assets, respectively.
During the nine months ended September 30, 2023, total shareholders’ equity increased by approximately $226.5 million primarily due to the following:
•net income of $427.0 million,
•a $16.2 million increase attributable to the effect of our stock incentive plan,
•additional capital issued totaling $3.8 million,
•a $990 thousand net cumulative effect adjustment to retained earnings for the adoption of ASU 2022-02, partially offset by
•cash dividends declared on common and preferred stock totaling a combined $181.5 million,

•other comprehensive loss of $37.9 million, and
•repurchases of $2.1 million of our common stock with these shares held in treasury stock.
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
We are required to maintain common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and a minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of September 30, 2023 and December 31, 2022, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final interim rule as of April 3, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and will increase 25 percent per year until fully phased-in on January 1, 2025. As of September 30, 2023, approximately $23.6 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk-based capital ratios by approximately 6 basis points.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at September 30, 2023 and December 31, 2022:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2023
Total Risk-based Capital
Valley	$5,827,969	11.68%	$5,237,838	10.50%	N/A	N/A
Valley National Bank	5,779,646	11.59	5,235,883	10.50	$4,986,555	10.00%
Common Equity Tier 1 Capital
Valley	4,593,883	9.21	3,491,892	7.00	N/A	N/A
Valley National Bank	5,404,401	10.84	3,490,589	7.00	3,241,261	6.50
Tier 1 Risk-based Capital
Valley	4,808,724	9.64	4,240,155	8.50	N/A	N/A
Valley National Bank	5,404,401	10.84	4,238,572	8.50	3,989,244	8.00
Tier 1 Leverage Capital
Valley	4,808,724	8.08	2,381,015	4.00	N/A	N/A
Valley National Bank	5,404,401	9.07	2,383,420	4.00	2,979,275	5.00
As of December 31, 2022
Total Risk-based Capital
Valley	$5,569,639	11.63%	$5,026,621	10.50%	N/A	N/A
Valley National Bank	5,659,511	11.84	5,018,129	10.50	$4,779,170	10.00%
Common Equity Tier 1 Capital
Valley	4,315,659	9.01	3,351,080	7.00	N/A	N/A
Valley National Bank	5,284,372	11.06	3,345,419	7.00	3,106,461	6.50
Tier 1 Risk-based Capital
Valley	4,530,500	9.46	4,069,169	8.50	N/A	N/A
Valley National Bank	5,284,372	11.06	4,062,295	8.50	3,823,336	8.00
Tier 1 Leverage Capital
Valley	4,530,500	8.23	2,200,822	4.00	N/A	N/A
Valley National Bank	5,284,372	9.60	2,200,891	4.00	2,751,114	5.00
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 59.3 percent for the nine months ended September 30, 2023 as compared to 61.4 percent for the year ended December 31, 2022.
Cash dividends declared amounted to $0.33 per common share for each of the nine months ended September 30, 2023 and 2022. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision.
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
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 71 for a discussion of interest rate risk.

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
(b) Changes in internal control over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
Valley’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A system of internal control, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the system of internal control are met. The design of a system of internal control reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Valley have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of a simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we are a party to various legal proceedings and claims. There have been no material changes in the legal proceedings, if any, previously disclosed under Part I, Item 3 of Valley’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A.	Risk Factors
There have been no material changes in the risk factors previously disclosed in the section titled "Risk Factors" in Part I, Item 1A of Valley’s Annual Report on Form 10-K for the year ended December 31, 2022, except as described below, and previously disclosed in Valley’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023:
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
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2023 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2023 to July 31, 2023	4,422	$8.24	—	24,700,000
August 1, 2023 to August 31, 2023	6,954	9.58	—	24,700,000
September 1, 2023 to September 30, 2023	4,135	9.07	—	24,700,000
Total	15,511	$9.06	—

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
November 9, 2023	Ira Robbins
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
November 9, 2023	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)