Form 10-K
period 2023-12-31
VALLEY NATIONAL BANCORP
filed 2024-02-29
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐		☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5.2 billion on June 30, 2023.
There were 508,884,645 shares of Common Stock outstanding at February 28, 2024.
Documents incorporated by reference:
Certain portions of the registrant’s Definitive Proxy Statement (the “2024 Proxy Statement”) for the 2024 Annual Meeting of Shareholders to be held May 21, 2024 will be incorporated by reference in Part III. The 2024 Proxy Statement will be filed within 120 days of December 31, 2023.

FORM 10-K TABLE OF CONTENTS

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
ARG	Associate Resource Group
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Valley National Bank
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
Board	Board of Directors of Valley National Bancorp
BSA	Bank Secrecy Act
BSA/AML	Procedures designed to assure and monitor compliance with BSA regulatory requirements
CD	Certificate of deposit
CDI	Core deposit intangible
CECL	Current expected credit loss model
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CPI	Consumer Price Index
CRA	Community Reinvestment Act
DEI	Diversity, Equity and Inclusion
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	The 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act
ESG	Environmental, Social and Governance
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority, Inc.
Fintech	Financial technology
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U. S. Generally Accepted Accounting Principles
GDP	Gross domestic product
Ginnie Mae	Government National Mortgage Association
HTM	Held to Maturity
Insiders	Valley National Bank's directors, executive officers and 10 percent shareholders
Investment Advisers Act	Investment Advisers Act of 1940, as amended
IRS	Internal Revenue Service

Term	Definition
Leverage Ratio	Tier 1 capital to average consolidated assets as reported on consolidated financial statements
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investor Services
NAV	Net asset value
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
OREO	Other real estate owned
Oritani	Oritani Financial Corporation
OTC	Over-the-counter
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program
Report	This Annual Report on Form 10-K
ROATE	Return on average tangible shareholders’ equity
ROU assets	Right of use assets
RSU	Restricted stock unit
S&P	Standard and Poor's
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SERP	Supplemental Executive Retirement Income Agreement
SOFR	Secured Overnight Financing Rate
SROs	Self-regulatory organizations
TDR	Troubled debt restructuring
TEMS	Tax Exempt Mortgage Securities
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Valley	May refer to Valley National Bancorp individually, Valley National Bancorp and its consolidated subsidiaries, or certain of Valley National Bancorp’s subsidiaries, as the context requires (interchangeable with the "Company," "we," "our" and "us")
VFM	Valley Financial Management, Inc.

PART I

Item 1.	Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of this Report and other cautionary statements set forth elsewhere in this Report.
General
Valley National Bancorp, headquartered in Morristown, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company and a financial holding company with the Federal Reserve under the BHC Act. At December 31, 2023, Valley had consolidated total assets of $60.9 billion, total net loans of $49.8 billion, total deposits of $49.2 billion and total shareholders’ equity of $6.7 billion.
Valley advertises and identifies itself under the trade names “Valley Bank” and “Valley.”
Valley’s principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this Report), has been chartered as a national banking association under the laws of the United States since 1927. Valley, through the Bank and its subsidiaries, offers a full suite of national and regional banking solutions through various commercial, private banking, retail, insurance and wealth management financial services products. Valley provides personalized service and customized solutions to assist its customers with their financial service needs. Our solutions include, but are not limited to, traditional consumer and commercial deposit and lending products, commercial real estate financing, asset-based loans, small business loans, equipment financing, insurance and wealth management solutions, and personal financing solutions, such as residential mortgages, home equity loans and automobile financing. Valley also offers niche financial services, including loan and deposit products for homeowners associations, cannabis-related business banking and venture banking, which we offer nationally.
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
Valley’s consolidated subsidiaries include the Bank, as well as subsidiaries with the following primary functions: insurance agencies offering property and casualty, life and health insurance; asset management advisers that are registered as investment advisers with the SEC; registered securities broker-dealers with the SEC and members of FINRA; a title insurance agency in New York which also provides services in New Jersey; an advisory firm specializing in the investment and management of tax credits; and a subsidiary which specializes in health care equipment lending and other commercial equipment leases.
Recent Acquisitions
Bank Leumi Le-Israel Corporation. On April 1, 2022, Valley completed its acquisition of Bank Leumi Le-Israel Corporation, the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA, collectively referred to as “Bank Leumi USA.” Bank Leumi USA maintained its headquarters in New York City with commercial banking offices in Chicago, Los Angeles, Palo Alto, and Aventura, Florida. The common shareholders of Bank Leumi USA received 3.8025 shares of Valley common stock and $5.08 in cash for each Bank Leumi USA common share that they owned. As a result, Valley issued approximately 85 million shares of common stock and paid $113.4 million in cash in the transaction. Based on Valley’s closing stock price on March 31, 2022, the transaction was valued at $1.2 billion, inclusive of the value of options. As a result of the acquisition, Bank Leumi Le-Israel B.M. owned approximately 14 percent of Valley's common stock as of April 1, 2022.
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

5	2023 Form 10-K

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
Competition for Deposits, Lending and Other Financial Services
Valley National Bank is the largest commercial bank headquartered in New Jersey, with its top markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida and Alabama. Valley ranked 12th in competitive ranking and market share based on the deposits reported by 161 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit markets as of June 30, 2023. The FDIC also ranked Valley 6th, 25th, 18th, 16th and 83rd in the states of New Jersey, New York, Florida, Alabama and California, respectively, based on deposit market share as of June 30, 2023. While we believe our FDIC rankings reflect a solid foundation in our primary markets, the market for banking and bank-related services is highly competitive and we face substantial competition in all areas of our operations from a variety of bank and non-bank competitors, some of which are larger and may have more financial resources than Valley. Some of these competitors may have fewer regulatory constraints, or more resources, lending limits and name recognition than Valley.
Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, fintech companies, title agencies, asset managers, insurance companies, and a large list of other local, regional and national institutions which offer financial services. We believe we remain competitive by offering premier relationship banking service and advice, as well as a robust suite of innovative financial products and solutions to keep pace with evolving customer preferences across our footprint. The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services, which increases efficiency and enables financial institutions to better serve customers and to reduce costs. Fintech and direct bank competitors provide innovative digital solutions to traditional retail banking services and products, and in some cases without the extensive burden associated with being a regulated depository institution. We work to meet these challenges by utilizing internal resources and external technology partners to continually enhance our online and mobile banking products. By combining technology-enabled solutions with our premier relationship-based service model, we continue to compete effectively in the Commercial and Consumer Banking segments of our business. This level of service and commitment is particularly impactful because of our strong community presence with over 90 years of service, providing us a competitive advantage with such customers over certain competitors that are not traditional banks.
Overall, our customers are influenced by the convenience, solution-based service from our knowledgeable staff and personal contacts, as well as the robust availability of our diverse products and services. We provide such convenience through our multi-channel delivery system, including more than 200 branch offices, an extensive ATM network, and our telephone, on-line and digital banking systems.
We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects, and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.
Operating Segments
Our business strategies, operations and reporting structures are reassessed by management, at least on an annual basis, to ensure the proper identification and reporting of our operating segments. In addition to our annual assessment, Valley re-evaluated its segment reporting during the second quarter 2022 to consider the Bank Leumi USA acquisition on April 1, 2022, along with other factors, including changes in the internal structure of operations, discrete financial information reviewed by key decision-makers, balance sheet management strategies and personnel. As a result, Valley currently manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. Valley’s Wealth Management and Insurance Services Division, comprised of asset management, brokerage, trust, insurance and tax credit advisory services, is a reporting unit within the Consumer Banking segment. See Note 21 to the consolidated financial statements for additional details, including the financial performance of our operating segments.

2023 Form 10-K	6

Commercial Banking
Commercial and industrial loans. Commercial and industrial loans totaled approximately $9.2 billion and represented 18.4 percent of the total loan portfolio at December 31, 2023. We make commercial loans to small and middle market businesses most often located in New Jersey, New York, and Florida, as well as lending on a national basis within our specialty lines of business. A significant portion of Valley’s commercial and industrial loan portfolio consists of loans to long-standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, most of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not occur as expected and the collateral securing these loans may fluctuate in value. In the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers may be impaired. Our loan decisions include consideration of a borrower’s willingness to repay debts, collateral coverage, standing in the community and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable relationship with the Bank. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customers’ financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory or equipment and/or partly collateralized by real estate. Short-term loans may also be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, we obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most creditworthy borrowers. Unsecured commercial and industrial loans totaled $1.3 billion at December 31, 2023. In addition, we provide financing to the health care and industrial equipment leasing market through our leasing subsidiary, Highland Capital Corp.
Commercial real estate loans. Commercial real estate and construction loans totaled $32.0 billion and represented 63.7 percent of the total loan portfolio at December 31, 2023. The following table presents the commercial real estate portfolio by loan type and the percent of each loan type to total loans at December 31, 2023 and 2022:

	2023		2022
	Balance Outstanding	Percent of Loan Category to Total Loans	Balance Outstanding	Percent of Loan Category to Total Loans
	($ in thousands)
Commercial real estate:
Non owner-occupied	$15,078,464	30.0%	$13,552,024	28.9%
Multifamily *	8,860,219	17.7	7,929,118	16.8
Owner occupied	4,304,556	8.6	4,250,891	9.1
Total	$28,243,239	56.3%	$25,732,033	54.8%
Construction	3,726,808	7.4	3,700,835	7.9
Total commercial real estate loans	$31,970,047	63.7%	$29,432,868	62.7%

*    Includes approximately $421 million of loans collateralized by fully rent regulated multifamily properties at December 31, 2023.
We originate commercial real estate loans that are secured by various diversified property types across the New York metropolitan area (New Jersey, New York and Pennsylvania), Florida and our other primary market footprints. Property types in this portfolio range from multifamily residential properties to non-owner occupied commercial, industrial/warehouse, retail and, to a much lesser extent, commercial office buildings. Commercial real estate loans collateralized by office buildings totaled approximately $3.3 billion at December 31, 2023 with a combined weighted average loan to value ratio of 53 percent and debt service coverage ratio of 1.63. The majority of the office properties collateralizing our portfolio are multi-tenant and dispersed geographically in Florida, Alabama, New Jersey and New York (including approximately $268.6 million of loans with properties located in Manhattan at December 31, 2023). All commercial real estate loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is generally structured on a fully amortizing basis for terms up to thirty years. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, but generally they involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or the overall economy

7	2023 Form 10-K

and accordingly, conservative loan to value ratios are required at origination. Valley also performs regular and comprehensive stress testing of the portfolio to evaluate the potential impact of market changes on loan performance.
With respect to loans to developers and builders, we originate and manage construction loans structured on either a revolving or a non-revolving basis, depending on the nature of the underlying development project. Our construction loans are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Within our construction portfolio, we have a diverse mix of both residential (for sale and rental) and commercial development projects. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Consumer Banking
Residential mortgage loans. Residential mortgage loans totaled $5.6 billion and represented 11.1 percent of the total loan portfolio at December 31, 2023. Our residential mortgage loans include fixed and variable interest rate loans located mostly in New Jersey, New York and Florida. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in our lending markets. We also make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally made in support of existing customer relationships, as well as targeted purchases of loans guaranteed by third parties. Mortgage loan originations are based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted through an approved appraisal management company. The appraisal management company is required to adhere to all regulatory requirements. The Bank’s appraisal management policy and procedure complies with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower, the value of the underlying property and other factors that we believe are predictive of future loan performance. Valley originated first mortgages include both fixed rate and adjustable rate mortgage products with 10-year to 30-year maturities. The adjustable rate loans have a fixed-rate, fixed payment, introductory period of 5 to 10 years that is selected by the borrower. Additionally, Valley originates jumbo residential mortgage loans, which are mostly fixed-rate with 30-year maturities. At December 31, 2023, fixed and adjustable rate jumbo residential mortgage loans totaled approximately $2.6 billion and $1.1 billion, respectively. Interest-only (i.e., non-amortizing) residential mortgage loans within our jumbo portfolio totaled $191.4 million (or 3.44 percent of the total residential mortgage loan portfolio) at December 31, 2023. The Bank services certain residential mortgage portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights related primarily to loans originated and sold by the Bank. See Notes 5 and 8 to the consolidated financial statements for further details.
Other consumer loans. Other consumer loans totaled $3.4 billion and represented 6.8 percent of the total loan portfolio at December 31, 2023. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, loans secured by the cash surrender value of life insurance, home equity loans and lines of credit, and to a lesser extent, secured and unsecured other consumer loans (including credit card loans). Valley is an auto lender in New Jersey, New York, Pennsylvania, Florida, Connecticut, Delaware and Alabama offering indirect auto loans secured by either new or used automobiles. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Home equity lending consists of both fixed and variable interest rate products mainly to provide home equity loans to our residential mortgage customers or take a secondary position to another lender’s first lien position within the footprint of our primary lending territories. We generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 80 percent when originating a home equity loan. Other consumer loans include direct consumer term loans, both secured and unsecured, but are largely comprised of personal lines of credit secured by the cash surrender value of life insurance. The product is mainly originated through the Bank’s retail branch network and third party financial advisors. Unsecured consumer loans totaled approximately $76.6 million, including $29.1 million of credit card loans, at December 31, 2023.
Wealth Management. Our Wealth Management and Insurance Services Division provides asset management advisory, brokerage, trust, commercial, personal and title insurance, and tax credit advisory services. Asset management advisory services include investment services for individuals and small to medium sized businesses, trusts and investment strategies designed for various investment profiles and objectives. Our brokerage services mainly facilitate the buying and selling of securities for

2023 Form 10-K	8

banking customers. Trust services include living and testamentary trusts, investment management, custodial and escrow services, and estate administration primarily to individuals. Tax credit advisory services include sourcing, syndication, and structuring federal and state tax credits for commercial customers and development projects.
Treasury and Corporate Other
Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities. Treasury and Corporate Other largely consists of the Treasury managed HTM and AFS debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. As of December 31, 2023, our total investment securities and interest bearing deposits with banks were $5.1 billion and $607.1 million, respectively. See the “Investment Securities Portfolio” section of the MD&A and Note 4 to the consolidated financial statements for additional information concerning our investment securities.
Changes in Loan Portfolio Composition
At December 31, 2023 and 2022, approximately 76 percent and 75 percent of Valley’s gross loans totaling $50.2 billion and $46.9 billion, respectively, consisted of commercial real estate (including construction loans), residential mortgage and home equity loans. The remaining 24 percent and 25 percent December 31, 2023 and 2022, respectively, consisted of loans not collateralized by real estate. Valley has no internally planned changes that would significantly impact the current composition of our loan portfolio by loan type. However, we have recently focused greater efforts on commercial and industrial loan and owner-occupied commercial real estate loan growth with a de-emphasis on growth in other types of commercial real estate lending. We also continue to diversify the types of borrowers within our geographic concentrations in New Jersey, the New York City metropolitan area, including Westchester County, New York, and Florida. Many external factors outlined in Item 1A. Risk Factors, the “Executive Summary” section of Item 7. MD&A, and elsewhere in this Report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section in Item 7. MD&A in this Report for further discussion of our loan composition and concentration risks.
The following table presents the loan portfolio and loans held for sale by state and the percentage of total loans by state at December 31, 2023.

	Commercial and Industrial	Commercial Real Estate	Residential	Consumer	Total Loans	% of Total
New York	$2,161,270	$10,514,010	$1,496,950	$1,037,073	$15,209,303	30%
Florida	2,610,728	8,641,875	1,489,952	506,758	13,249,313	26
New Jersey	1,780,043	6,592,602	1,876,989	1,160,508	11,410,142	23
California	439,550	1,066,742	95,839	43,725	1,645,856	3
Illinois	280,871	430,449	4,680	29,122	745,122	1
Alabama	66,822	440,066	35,641	75,871	618,400	1
Other	1,891,259	4,294,303	589,599	587,638	7,362,799	15
Total	$9,230,543	$31,980,047	$5,589,650	$3,440,695	$50,240,935	100%
Less: Loans held for sale	—	10,000	20,640	—	30,640
Total loan portfolio	$9,230,543	$31,970,047	$5,569,010	$3,440,695	$50,210,295
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
The Board performs its risk oversight function primarily through several standing committees, including its Risk Committee, all of which report to the Board. The Board regularly engages in discussions of risk management and receives reports on risk factors from our executive management, other members of management and the chair of the Risk Committee. The Risk Committee assists the Board with, among other things, oversight of management's established enterprise-wide risk management framework and risk culture which are intended to align with Valley’s strategic plan and which the Risk Committee deems appropriate for Valley’s capital, business activities, size and risk appetite. Management utilizes the enterprise-wide risk

9	2023 Form 10-K

management framework to holistically manage and monitor risks across the organization and to aggregate and manage the risk appetite approved by the Board. As part of the risk management framework, the Risk Committee reviews and recommends to the Board risk tolerances and limits for strategic, credit, interest rate, price, liquidity, compliance, operational (including information security and cybersecurity risk), and reputation risks, oversees risk management within those tolerances and monitors compliance with applicable laws and regulations. With guidance from and oversight by the Risk Committee, management continually refines and enhances its risk management policies, procedures and monitoring programs to be able to adapt to changing risks.
Valley continues to internally run stress tests of its capital position that are subject to review by Valley's primary regulators. The Bank’s 2023 Capital Stress Test included a climate related scenario that considered geographical climate events within the Bank’s diverse footprint. The results of the internal stress tests are considered in combination with other risk management and monitoring practices at Valley to maintain an overall risk management program.
Information security is also a significant operational risk for Valley. The Board, through its Risk Committee, has primary oversight responsibility for information security and receives regular updates and reporting from management on information security and cybersecurity matters, including material cybersecurity risks and mitigation strategies and information related to any third-party assessments of Valley’s cybersecurity program. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.
Credit Risk Management and Underwriting Approach
Credit risk management. For all loan types, we adhere to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk appetite. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by a Management Credit Committee. A reporting system supplements the review process by providing management with frequent reports concerning loan production, loan quality, internal loan classifications, concentrations of credit, loan delinquencies, non-performing and potential problem loans. Loan portfolio diversification is an important factor utilized by us to manage the portfolio’s risk across business sectors, geographic markets and through cyclical economic circumstances.
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
Loan underwriting and loan documentation. Loan approvals are documented in accordance with specific and detailed underwriting policies and verification procedures. General underwriting guidance is consistent across all loan types with possible variations in procedures and due diligence dictated by specific loan requests. Due diligence standards require acquisition and verification of sufficient financial information to determine a borrower’s or guarantor’s credit worthiness, capital support, capacity to repay, collateral support, and character. Credit worthiness is generally verified using personal or business credit reports from independent credit reporting agencies. Capacity to repay the loan is based on verifiable liquidity and earnings capacity as shown on financial statements and/or tax returns, banking activity levels, operating statements, rent rolls or independent verification of employment. Finally, collateral valuation is determined via appraisals from independent, bank-approved, certified or licensed property appraisers, valuation services, or readily available market resources.
Types of collateral. Loan collateral, when required, may consist of any one or a combination of the following asset types depending upon the loan type and intended purpose: commercial or residential real estate; general business assets including working assets such as accounts receivable or inventory, or fixed assets such as equipment or rolling stock; marketable securities or other forms of liquid assets such as bank deposits or cash surrender value of life insurance; automobiles; or other assets wherein adequate protective value can be established and/or verified by reliable outside independent appraisers. In addition to these types of collateral, we, in many cases, will obtain the personal guarantee of the borrower’s principals or an affiliated corporate entity to mitigate the risk associated with certain commercial and industrial loans and commercial real estate loans. Valley does not accept crypto assets as loan collateral.
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

2023 Form 10-K	10

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
Reevaluation of collateral. Commercial loan renewals, re-financings and other subsequent transactions that include the advancement of new funds or result in the extension of the amortization period beyond the original term, require a new or updated appraisal. Renewals, re-financings and other subsequent transactions that do not include the advancement of new funds (other than for reasonable closing costs) or, in the case of commercial loans, the extension of the amortization period beyond the original term, do not require a new appraisal unless management believes there has been a material change in market conditions or the physical aspects of the property which may negatively impact the collectability of our loan. In general, the period of time an appraisal continues to be relevant will vary depending upon the circumstances affecting the property and the marketplace. Examples of factors that could cause material changes to reported values include re-appraisal triggered by events such as credit renewal, modification or loan deterioration; the volatility of the local market; the availability of financing; the inventory of competing properties; new improvements to, or lack of maintenance of; the subject or competing surrounding properties; changes in zoning and environmental contamination.
Certain collateral dependent loans are reported at the fair value of the underlying collateral (less estimated selling costs) if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent loans.” Commercial real estate loans are collateralized by real estate and construction loans are generally secured by the real estate to be developed and may also be secured by additional real estate or other collateral to mitigate the risk. Residential and home equity loans are collateralized by residential real estate. Collateral values for such existing loans are typically estimated using individual appraisals performed every 12 months (or 18 months for collateral dependent loans less than $1.0 million with current loan to value ratios not exceeding 75 percent). Between scheduled appraisals, property values are monitored within the commercial portfolio by reference to recent trends in commercial property sales as published by leading industry sources. Property values are monitored within the residential mortgage portfolio by reference to available market indicators, including real estate price indices within Valley’s primary lending areas.
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
Loan Renewals and Modifications
In the normal course of our lending business, we may renew loans to existing customers upon maturity of the existing loan. These renewals are granted provided that the new loan meets our standard underwriting criteria for such loan type. Additionally, on a case-by-case basis, we may extend, restructure, or otherwise modify the terms of existing loans from time to time to remain competitive and retain certain profitable customers, as well as assist customers who may be experiencing financial difficulties. All modified loans are reported as such by type of modification unless the modification results in the creation of a new loan. In certain cases, a modification may be related to loan(s) with an elevated risk profile and/or delinquent payment(s). These modifications rarely result in the forgiveness of principal or accrued interest. In addition, Valley frequently obtains additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and Valley’s underwriting process shows the borrower has the capacity to continue to perform under the modified terms, the loan will continue to accrue interest. Non-accruing modified loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. See Note 1 and Note 5 to our consolidated financial statements for additional information.
Extension of Credit to Past Due Borrowers
Loans are placed on non-accrual status generally when they become 90 days past due and the full and timely collection of principal and interest becomes uncertain. Valley prohibits the advancement of additional funds on non-accrual loans, except under certain workout plans if such extension of credit is intended to mitigate losses.

11	2023 Form 10-K

Allowance for Credit Losses
We maintain an ACL for financial assets measured at amortized cost. The ACL consists of the allowance for loan losses and unfunded loan commitments (together, the “allowance of credit losses for loans”), and the allowance for credit losses for HTM securities. The estimate of expected credit losses under the CECL methodology is based on relevant information about the past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Our CECL methodology to estimate the allowance for loan losses has two components: (i) a collective reserve component for estimated lifetime expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve component for loans that do not share risk characteristics, consisting of collateral dependent loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit. The allowance for unfunded credit commitments mainly consists of undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit valued using a similar methodology as used for loans.
Valley estimated the collective ACL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. Management's estimate of expected losses inherent in these off-balance sheet credit exposures also incorporates estimated utilization rate over the commitment's contractual period or an expected pull-through rate for new loan commitments. To measure the expected credit losses on HTM debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third-party. The amount of ACL is based on ongoing, quarterly assessments by management. See Note 1 to the consolidated financial statements for further discussion regarding CECL methodology.
Loans Originated by Third Parties
The Bank makes purchases of various types of commercial loans and loan participations and residential mortgage loans originated by, and sometimes serviced by, other financial institutions. We generally do not purchase other types of loans. The loan purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the CRA, as well as other asset/liability management strategies. Valley purchased approximately $25.4 million and $36.6 million of 1-4 family loans qualifying for CRA purposes during 2023 and 2022, respectively. All purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Purchased commercial and industrial and commercial real estate participation loans are, at times, seasoned loans with expected shorter durations, but generally purchased at inception. Additionally, each purchased participation loan is stress-tested by Valley to assure its credit quality.
Purchased commercial loans (including commercial and industrial and commercial real estate participation loans) and residential mortgage loans totaled approximately $2.0 billion and $516.9 million, respectively, at December 31, 2023 representing 5.0 percent and 9.3 percent of our total commercial and residential mortgage loans, respectively.
At December 31, 2023, less than 1 percent of commercial loans originated by third parties were past due 30 days or more, which represented 1.4 percent of our total commercial loan portfolio delinquencies, and 3.4 percent of residential mortgage loans originated by third parties were past due 30 days or more which represented 27.0 percent of our total residential mortgage portfolio delinquencies.
Additionally, Valley has performed credit due diligence on the majority of the loans acquired in its bank acquisitions (disclosed under the “Recent Acquisitions” section above) in determining their fair value as of the acquisition date. See the “Loan Portfolio” section of our MD&A of this Report below for additional information.

Human Capital
We strive to foster an inclusive, diverse, and high-performing culture where empowered associates, innovation and collaboration thrive. We are a customer-centric organization committed to our associates, customers, and shareholders.
Demographics. As of December 31, 2023, Valley employed 3,749 full and part time employees across our multi-state footprint. During the year 2023, we hired 726 employees, and our voluntary turnover rate was 14 percent. Our average tenure was 7.7 years.
Diversity, Equity and Inclusion. Our inclusive culture of belonging aims to provide a foundation to fully leverage the rich tapestry of our associates’ unique perspectives and experiences. Our strong and inclusive culture allows us to provide quality service to our customers, the communities in which we operate and each other. We remain focused on our guiding principle—we all belong at Valley. This vision drives our Associate Resource Group (ARG) Program, which is open to every associate, and our DEI Governance Framework. Within this framework, we strive to enhance our ability to bring new ideas to

2023 Form 10-K	12

the table, raise new questions, innovate our practices and products, and strengthen our connections with our communities. The DEI Governance Framework includes the DEI Leadership Advisory Council, chaired by our CEO, which is charged with maintaining Valley’s commitment to DEI and ensuring that these principles are part of Valley’s business practices and policies.
As of December 31, 2023, the population of our workforce broken down by diversity and gender was as follows, based on information voluntarily provided by our workforce:

2023 Diversity Breakdown
53.88%
46.12%
White
People of color

Total Rewards. We offer competitive total rewards programs to attract, engage, retain, and motivate talent across our footprint. These programs include base wages, performance-based bonus and incentive compensation, stock awards, a 401(k) Plan with a competitive company match, healthcare and insurance benefits, voluntary benefits, commuter benefits, a health savings account, flexible spending accounts, tuition and adoption reimbursement, paid time off, disability, family leave, wellness and employee assistance programs.
Health and Safety. Valley remains committed to the safety, health and well-being of our associates. In January 2023, Valley increased the duration of our paid short-term disability benefit for eligible associates dealing with personal illness. Our bereavement leave was also revised to provide associates more flexibility when faced with the loss of a significant person in their life. Valley introduced a paid parental leave to all birth, adoptive and foster parents to support bonding. We continue to engage with associates who request a reasonable accommodation to perform their roles and promote our Employee Assistance Program. Valley also keeps the associate contribution to our health plans low and promotes incentives offered by our insurance carriers to stay healthy and prevent chronic illness. Valley partners with our 401(k) provider to educate associates on financial wellness solutions.
In addition to paid time off for vacation and other personal needs, Valley encourages work/life balance by offering partial and full-time remote work arrangements and flexible work hours to many of our associates. Associates may also use two paid days off a year to volunteer their time to a cause that is important to them. In addition, Valley recently implemented the Workplace Giving program that provides associates with the opportunity to donate to their favorite charities and double the impact through a matching contribution from Valley.

13	2023 Form 10-K

Talent. Our Talent Acquisition and Talent Development teams continue to focus on the attraction, development, and retention of key and top talent – a crucial aspect of Valley's long-term success and strategy. We actively engage our senior business leaders in reviewing their critical roles in coordination with their strategic talent initiatives through our annual Talent Review and Succession Planning process, which has created a broader understanding of our key talent needs. We continue to center our workplace strategies on the people experience, offering a variety of development opportunities - including our flagship Leadership Development and mentorship programs - to provide meaningful experiences that challenge our high potential and high performing associates. Our goal is to enhance the core capabilities of our top talent in leadership and management skills to prepare them for future roles. We also continue to look to strengthen Valley’s position as an Employer of Choice by enhancing our end-to-end associate onboarding experience and leveraging our engagement and pulse survey results to continue to influence our culture and employee satisfaction.
Corporate Social and Environmental Responsibility
Valley recognizes the social and environmental responsibility that arises from the impact of our activities on peoples’ lives and society as a whole. To comply with this responsibility, we established the ESG Council in 2020 with respect to ESG issues and issued our first ESG report in 2021. The ESG Council helps guide us to consider how environmental, social and governance issues impact Valley’s ability to achieve its long-term strategy while being socially responsible.
Additional information regarding Valley's human capital management and corporate social and environmental responsibility can be found under “Environmental, Social and Governance (ESG) Matters” in our 2024 Proxy Statement when it is filed with the SEC.
Information about our Executive Officers

Name	Age at December 31, 2023	Executive Officer Since	Office	Principal occupation during last five years other than Valley
Ira Robbins	49	2009	Chairman of the Board and Chief Executive Officer of Valley and Valley National Bank
Thomas A. Iadanza	65	2015	President of Valley and Valley National Bank
Russell Barrett	48	2024	Senior Executive Vice President of Valley and Chief Operations Officer	2013 - 2020 Managing Director - BNP Paribas
Joseph V. Chillura	57	2020	Senior Executive Vice President of Valley and President, Commercial Banking, of Valley National Bank
Raja Dakkuri	52	2022	Senior Executive Vice President, Chief Risk Officer of Valley and Valley National Bank	2015 - 2022 Executive at Bank Leumi USA since 2015 where he was most recently the CFO and Chief Operating Officer
Michael D. Hagedorn	57	2019	Senior Executive Vice President, Chief Financial Officer of Valley and Valley National Bank
Yvonne M. Surowiec	63	2017	Senior Executive Vice President of Valley and Chief People Officer of Valley National Bank
Mitchell L. Crandell	53	2007	Executive Vice President, Chief Accounting Officer of Valley and Valley National Bank
Mark Saeger	59	2018	Executive Vice President of Valley and Chief Credit Officer of Valley National Bank
All officers serve at the pleasure of the Board.
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

2023 Form 10-K	14

of our employees, including our executive officers, as well as non-employee directors, Valley’s Audit Committee Charter, Valley’s Compensation and Human Capital Management Committee Charter, Valley’s Nominating, Governance, and Corporate Sustainability Committee Charter, and Valley’s Corporate Governance Guidelines.
Additionally, we will provide without charge a copy of our Annual Report on Form 10-K or the Code of Conduct and Ethics to any shareholder by mail. Requests should be sent to Valley National Bancorp, Attention: Shareholder Relations, 70 Speedwell Avenue, Morristown, New Jersey, 07960.
We use our website to distribute Company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information, including ESG information, regarding the Company on our website. Investors should monitor our website, including the Investor Relations portion of our website, in addition to our press releases, SEC filings, public conference calls and webcasts.
SUPERVISION AND REGULATION
The banking industry is highly regulated, and banking organizations are subject to regulation, supervision, and examination by various federal and state regulators. The statutory and regulatory framework that governs us is intended primarily for the protection of the FDIC-insured deposits and depositors, consumers, the stability of the U.S. banking and financial system, and the health of the national economy, rather than stockholders. Banking laws and regulations, as well as examination and supervision, increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income. The compliance cost for Valley is significant and subject to increase as new governmental regulations are enacted and/or the level and intensity of supervision and of enforcement increases. In particular, Valley employs specialists and retains outside advisors with the expectation that Valley will have sufficient resources to comply with the regulations and supervision to which it is subject. Certain of Valley’s competitors, including credit unions, fintech companies, and others, are not regulated or supervised to the extent that Valley and other banks are, which may place Valley at a competitive disadvantage. Federal and state banking regulators regularly examine Valley and its subsidiaries to evaluate their financial condition and monitor their compliance with laws and regulatory policies. Following those exams, Valley and the Bank are assigned supervisory ratings. These ratings are considered confidential supervisory information and disclosure to third parties is not allowed without permission of the issuing regulator. Violations of laws and regulations or deemed deficiencies in risk management practices may be incorporated into these supervisory ratings. A downgrade in these ratings could limit Valley’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect a subsidiary bank’s deposit insurance assessment rate, and impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny of Valley.
Banking and other financial services statutes, regulations, and policies are frequently under review by Congress, state legislatures, and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to Valley and its subsidiaries. Any change in the statutes, regulations, or regulatory policies applicable to Valley, including changes in their interpretation or implementation, could have a material effect on our business or organization. The scope of the laws and regulations, and the intensity of the supervision to which Valley is subject, have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors, including the banking turmoil in early 2023, technological factors, market changes and climate change concerns, and as a result, Valley may face increased scrutiny and possible denials of bank mergers and acquisitions by federal bank regulators. Regulatory enforcement and fines have also increased across the banking and financial services sector. Valley expects that its business will remain subject to extensive regulation and supervision.
The following discussion describes certain elements of the comprehensive regulatory framework applicable to Valley and the Bank. These descriptions do not summarize all laws and regulations applicable to Valley, the Bank, or Valley’s other subsidiaries.
Bank Holding Company Regulation
Valley is a bank holding company within the meaning of the BHC Act. As a bank holding company, Valley is supervised by the Federal Reserve and is required to file reports with the Federal Reserve and provide such additional information as the Federal Reserve may require. In July 2021, Valley elected to be treated as a financial holding company.

The BHC Act prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of five percent or more of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon

15	2023 Form 10-K

application, engage in, and may own shares of companies engaged in, certain businesses found by the Federal Reserve to be so closely related to banking “as to be a proper incident thereto.” As detailed further below, a bank holding company that has elected to be treated as a financial holding company, as Valley has, may engage in a broader range of non-banking activities that are “financial in nature.” The BHC Act requires prior approval by the Federal Reserve of the acquisition by Valley of five percent or more of the voting stock of any other bank. Satisfactory capital ratios, CRA ratings, and anti-money laundering policies as well as the absence of an enforcement action or material supervisory concerns are generally prerequisites to obtaining federal regulatory approval to make acquisitions. Valley is required by statute to act as a source of managerial and financial strength to the Bank and to commit resources to support the Bank in circumstances in which it might not do so absent the statutory requirement. Acquisitions through the Bank require approval of the OCC.

As a financial holding company, Valley may engage in a broader range of non-banking activities than permitted for bank holding companies and their subsidiaries that have not elected to become financial holding companies. Financial holding companies may engage directly or indirectly, either de novo or by acquisition, in activities that are defined under the BHC Act or determined by the Federal Reserve to be financial in nature or incident to a financial activity, provided that the financial holding company gives the Federal Reserve after-the-fact notice of certain new activities. Activities defined to be financial in nature include, but are not limited to: providing financial or investment advice; underwriting; dealing in or making markets in securities; making merchant banking investments, subject to significant limitations; and any activities previously found by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. In order to maintain our status as a financial holding company, we and the Bank are expected to be well capitalized and well managed, as defined in applicable regulations and determined by the results of examinations, and must comply with CRA obligations. Failure to maintain these standards may result in restrictions on our activities and may ultimately permit the Federal Reserve to take enforcement actions against us and restrict our ability to engage in activities defined to be financial in nature and limits on our ability to engage in new activities that are financial in nature.
Regulation of Bank Subsidiary
The Bank is subject to the supervision of, and to regular examination by, the OCC. Various laws and the regulations thereunder applicable to Valley and the Bank impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices, bank acquisitions and entry into new types of business. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, which govern the extent to which the Bank may finance or otherwise supply funds to Valley or Valley’s non-bank subsidiaries. Section 22 of the Federal Reserve Act prohibits the Bank from paying to a director, officer, attorney or employee a rate on deposits that is greater than the rate paid to other depositors on similar deposits with the Bank. Regulation W governs and limits transactions between the Bank and Valley. The Bank is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.
Capital Requirements
The Federal Reserve and the OCC have rules establishing a comprehensive capital framework for U.S. banking organizations, referred to as the Basel III rules.
Under Basel III, the minimum capital ratios for Valley and the Bank are as follows:
•4.5 percent CET1 (common equity Tier 1) to risk-weighted assets.
•6.0 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.
•8.0 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.
•4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
Under Basel III, both Valley and the Bank are required to maintain a 2.5 percent “capital conservation buffer” on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. Basel III also provides for a number of complex deductions from and adjustments to its various capital components.

2023 Form 10-K	16

Pursuant to the FDICIA, each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

To be well capitalized, the bank must maintain the following capital ratios:
•Common Equity Tier 1 Capital Ratio of 6.5% or greater;
•Tier 1 Capital Ratio of 8.0% or greater;
•Total Capital Ratio of 10.0% or greater; and
•Tier 1 Leverage Ratio of 5.0% or greater.
Failure to be well capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on our ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications. See the “Capital Adequacy” section of the MD&A for additional disclosure on capital adequacy.
For regulatory capital purposes, in accordance with the Federal Reserve’s final rule issued August 26, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and will increase by 25 percent per year until fully phased-in on January 1, 2025. As of December 31, 2023, approximately $23.6 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, reduced our risk-based capital ratios by approximately 6 basis points.
Prompt Corrective Action
The FDICIA requires the federal bank regulatory agencies to take "prompt corrective action" regarding FDIC-insured depository institutions that do not meet certain capital adequacy standards. A depository institution’s treatment for purposes of the prompt corrective action provisions depends upon its level of capitalization and certain other factors. An institution that fails to remain well capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides for enhanced supervisory authority over under capitalized institutions, including authority for the appointment of a conservator or receiver for the institution. In certain instances, a bank holding company may be required to guarantee the performance of an under capitalized subsidiary bank’s capital restoration plan.
The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2023 and 2022, under the “prompt corrective action” regulations. For further discussion of Valley and the Bank’s regulatory capital, see the “Capital Adequacy” section of the MD&A.
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
On October 25, 2023, the Federal Reserve released a notice of proposed rule making that would lower the maximum interchange fee that a large debit card issuer can receive on a debit card transaction. Under the proposal, initially the base component would decrease from 21.0 cents to 14.4 cents, the ad valorem component would decrease from 5.0 basis points to 4 basis points multiplied by the value of the transaction, and the fraud-prevention adjustment would increase from 1.0 cents to 1.3 cents for debit card transactions performed from the effective date of the final rule to June 30, 2025. In addition, the proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered from large debit card issuers. We will continue to monitor the status of the proposed rule and are in the

17	2023 Form 10-K

process of evaluating this proposed rule making and assessing the scale of its adverse impact on Valley and the Bank if adopted as proposed.
The Dodd-Frank Act also imposed stress testing on Valley and the Bank. However, the EGRRCPA and a joint interagency statement regarding the impact of the EGRRCPA resulted in Valley and the Bank being no longer subject to the stress testing requirements. However, under safety and soundness principles we continue to conduct stress testing of our own design.
Volcker Rule
The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in certain short-term “proprietary trading” activities, as defined in the Volcker Rule, and (ii) investing in or sponsoring certain types of “covered funds,” as defined in the Volcker Rule. The Volcker Rule regulation contains exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations, and also permits certain ownership interests in certain types of covered funds to be retained. It also permits the offering and sponsoring of covered funds under certain conditions.
Incentive Compensation
The federal banking agencies have issued joint guidance on incentive compensation designed to ensure that the incentive compensation policies of banking organizations, such as Valley and the Bank, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. The Federal Reserve and the OCC review the incentive compensation arrangements of banking organizations as part of their regular risk-focused examination process. These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements.
Dividend Limitations
Valley is a legal entity separate and distinct from its subsidiaries. Valley’s revenues (on a parent company only basis) result in substantial part from dividends paid by the Bank. The Bank’s dividend payments are subject to regulatory limitations. Under the National Bank Act, without consent, a national bank may declare, in any one year, dividends only in an aggregate amount not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit us from paying dividends if the supervising agency determines that such payment would constitute an unsafe or unsound practice. Among other things, consultation with the Federal Reserve supervisory staff is required in advance of our declaration or payment of a dividend to our shareholders that exceeds our earnings for the trailing four-quarter period in which the dividend is being paid.
Transactions by the Bank with Related Parties
The Bank’s authority to extend credit to its directors, executive officers and 10 percent shareholders, as well as to entities controlled by such persons (insiders), is governed by the requirements of the National Bank Act, the Sarbanes-Oxley Act of 2002 and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.
Community Reinvestment
Under the CRA, as implemented and overseen by federal banking regulators, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires regulators, in connection with its examination of a national bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an overall “outstanding” CRA rating in its most recent completed examination for the three-year period ending in 2021.
A bank that does not have a CRA program that is deemed "satisfactory" or better by its regulator may be prevented from making acquisitions.

2023 Form 10-K	18

On October 24, 2023, the federal banking agencies finalized a rule to amend their regulations implementing the CRA. The final rule would, among other things, establish a tailored framework for CRA evaluations and data collection based on bank size and business models and, for banks with over $2 billion in total assets, implement separate evaluations for retail lending, retail services and products, community development financing, and community development services. The evaluation of retail services and products banks would also cover digital delivery systems, including online banking or mobile banking, for banks with over $10 billion in total assets, such as the Bank. The final rule will become effective on April 1, 2024, with staggered compliance dates of January 1, 2026 and January 1, 2027.
Bank Secrecy Act (BSA)/USA PATRIOT Act
The Bank is subject to the reporting and recordkeeping requirements of the BSA and its implementing regulations. Under the BSA, the Bank is required, among other things, to establish and maintain a BSA/AML Program with procedures reasonably designed to assure and monitor compliance with BSA regulatory requirements. As part of the USA PATRIOT Act, Congress adopted the Anti-Money Laundering Act, which amended the BSA and introduced and expanded certain requirements. For example, the BSA, as amended by the Anti-Money Laundering Act, requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the BSA, as amended, authorizes the Secretary of the U.S. Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. In 2021, Congress passed the Anti-Money Laundering Act of 2020, which amended the BSA and requires FinCEN to undertake a number of rulemakings that will update and expand the BSA’s regulatory requirements and may affect the Bank’s compliance obligations.
Regulations implementing the BSA, among other things, require covered financial institutions to implement customer identification and customer due diligence programs, including minimum standards to verify customer identity and maintain accurate records; encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities; prohibit the anonymous use of “concentration accounts”; require financial institutions to identify and report suspicious transactions; and require all financial institutions to have in place an anti-money laundering compliance program reasonably designed to ensure compliance with the BSA.
The OCC, along with other banking agencies and FinCEN, have strictly enforced various anti-money laundering and suspicious activity reporting requirements using formal and informal enforcement tools to cause banks to comply with these provisions.
A bank that is issued a formal or informal enforcement requirement with respect to its BSA/AML Program may be prevented from making acquisitions.
OFAC Regulation
The U.S. Department of the Treasury’s OFAC administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and issues regulations and implements executive orders that restrict dealings with certain countries and territories. We and the Bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Consumer Financial Protection Bureau Supervision
The Bank is subject to a variety of federal and state statutes and regulations designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB has broad rulemaking and supervisory powers under various federal consumer financial protection laws, including the laws and regulations that relate to deposit products, credit card, mortgage, automobile, student, and other consumer loans, and other consumer financial products and services offered. The CFPB also has examination and enforcement authority with respect to consumer financial laws for depository institutions with

19	2023 Form 10-K

$10 billion or more in assets, such as the Bank, including the authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products or services.
The CFPB, along with the U.S. Department of Justice and bank regulatory authorities, also seeks to enforce discriminatory lending laws. In such actions, the CFPB and others have used a disparate impact analysis, which measures discriminatory results without regard to intent. Consequently, unintentional actions by Valley could have a material adverse impact on our lending and results of operations if the actions are found to be discriminatory by our regulators.
The Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to the following:

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

Insurance of Deposit Accounts
The Bank’s deposits are insured by the FDIC up to applicable limits, which are generally $250,000 per account ownership type. The FDIC imposes a risk-based deposit premium assessment system that determines assessment rates for an insured depository institution based on an assessment rate calculator, under which insured depository institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits. The assessment rate is applied to total average assets less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.
The FDIC, as required under the FDIA, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC also concurrently maintained the Designated Reserve Ratio for the DIF at 2 percent.
In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with protecting uninsured depositors following the bank failures in the first half of 2023. Under the rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points over eight quarterly assessment periods, beginning with the first quarter 2024. The special assessment for the Bank resulted in a $50.3 million pre-tax charge to earnings in the fourth quarter 2023. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose a final shortfall special

2023 Form 10-K	20

assessment if actual losses exceed the amounts collected. Refer to the "Subsequent Events" and "Non-Interest Expense" sections of the MD&A for additional information related to the FDIC’s special assessment.
Federal Securities Laws
Valley’s common stock is registered with the SEC under the Exchange Act. Valley is subject to the information, proxy solicitation, insider trading and other requirements and restrictions under the Exchange Act.
Broker-Dealer and Securities Regulation
Our U.S. broker-dealer subsidiaries are subject to federal securities laws relating to all aspects of their securities business operations, including, but not limited to, sales and trading practices, securities offerings, handling of customer funds, net capital levels, record-keeping, privacy requirements, and the conduct of directors, officers and employees. Our broker-dealer subsidiaries are also subject to regulation by state securities commissions in those states in which they conduct business. Our primary U.S. broker-dealer, VFM, is currently registered as a broker-dealer in most U.S. states, the District of Columbia and Puerto Rico. In addition, our broker-dealer subsidiaries are members of the Securities Investor Protection Corporation and are subject to rules of certain SROs, including FINRA and securities exchanges.
Our broker-dealer subsidiaries are subject to various requirements related to sales practices and customer relationships, including Regulation Best Interest, which requires broker-dealers and investment advisers to act in the “best interest” of retail customers at the time a recommendation is made without placing the financial or other interests of the broker-dealer or investment adviser ahead of the interest of the retail customer. Margin lending by our broker-dealers is regulated by the Federal Reserve’s restrictions on lending in connection with purchases and short sales of securities. Our broker-dealers are also subject to maintenance and other margin requirements imposed under FINRA and other SRO rules.
The SEC and FINRA have active enforcement functions that oversee broker-dealers and can bring actions that result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. In addition, certain changes in the activities of a broker-dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history, and supervisory concerns.
Investment Advisers Act
VFM and our subsidiary Valley Wealth Managers, Inc. (formerly Hallmark Capital Management, Inc.) are registered investment advisers. In this capacity, VFM and Valley Wealth Managers, Inc. are subject to the Investment Advisers Act, and SEC rules and regulations thereunder, including with respect to record-keeping, operational and marketing requirements, disclosure obligations, fiduciary and other obligations and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Our investment adviser subsidiaries are also subject to state laws and regulations, including anti-fraud laws, in those states in which they conduct business. Noncompliance with the Investment Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational harm.
Insurance regulation
Valley’s insurance agency subsidiary, Valley Insurance Services, provides property and casualty insurance, employee benefits, risk management, loss control and claims services to business clients, as well as home, auto, boat and life insurance to individuals. In addition, VFM is licensed as an insurance agency to provide life and health insurance in several states. Regulation of insurance brokerage is generally performed at a state, rather than a national, level. Both Valley’s insurance agency subsidiaries operate in multiple states, and as a result, they and their employees are subject to various state regulatory and licensing requirements. Valley’s insurance agency subsidiaries monitor compliance with the various state insurance regulators, and also have relationships with third party vendors to ensure compliance and awareness among entities and their employees of relevant requirements and changes, and emerging regulatory issues.
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

21	2023 Form 10-K

Data Privacy and Cybersecurity Regulation
In the course of our operations, we collect, use, store, disclose, transfer and otherwise process personal information of our customers, employees and third parties with whom we conduct business. Accordingly, we are subject to a variety of increasingly stringent federal, state and local laws and regulations relating to data privacy and cybersecurity. For example, at the U.S. federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and security) and the Gramm Leach Bliley Act (which regulates the confidentiality and security of customer information obtained by financial institutions and certain other types of financial services businesses). Further, in the spring of 2022, federal banking regulators imposed a new cybersecurity-related notification rule that requires banking organizations to notify their primary federal regulator as soon as possible and within 36 hours of incidents that, among other things, have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the key viability of key operations of the banking organization, or impact the stability of the financial sector. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents.
At the state level, we are subject to laws and regulations such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act, collectively, the CCPA), which broadly defines personal information and gives California residents expanded privacy rights and protections, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. Numerous other states also have enacted, or are in the process of enacting or considering, comprehensive state-level data privacy and cybersecurity laws and regulations that share similarities with the CCPA. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.
Additionally, the New York State Department of Financial Services (NYDFS) has issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017 and were recently amended, and which require banks, insurance companies and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity regulation includes specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct ongoing, comprehensive risk assessments. Further, on an annual basis, each institution is required to submit a certification of compliance with these requirements.
If laws and regulations relating to data privacy and cybersecurity are implemented, interpreted or applied in a manner inconsistent with our current or future practices or policies, or if we fail to comply with applicable laws or regulations, we could be subject to investigations, enforcement actions and other proceedings. See Item 1A. Risk Factors—“We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability” for more information regarding other risks related to data privacy and cybersecurity and Item 1C. Cybersecurity for more information regarding our cybersecurity risk management program.

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
Financial institutions are affected by changes in the economic environment, which may be impacted by changing interest rates, volatility in financial markets, and geopolitical instability or conflict. Economic conditions, financial markets and monetary policies may be adversely affected by the impact of inflationary pressures, affected by the impact of current or anticipated fiscal and monetary policies, the potential for an economic recession, uncertainty regarding the U.S. debt ceiling, government shutdowns, or default by the U.S. government on its obligations, and actual or perceived instability in the U.S.

2023 Form 10-K	22

banking system. Changes in global economic conditions and geopolitical matters, including the conflicts between Russia and Ukraine and Israel and Hamas, foreign currency exchange volatility, volatility in global capital markets, inflationary pressures, and higher interest rates may meaningfully impact loan production, net interest margin, the value of our securities portfolio, and the measurement of certain significant estimates such as the allowance for credit losses. Moreover, in a period of economic contraction, we may experience elevated levels of credit losses, reduced interest income, impairment of goodwill and other financial assets, diminished access to capital markets and other funding sources, and reduced demand for our products and services. Volatility in the housing markets, real estate values and unemployment levels results in significant write-downs of asset values by financial institutions. The majority of Valley’s lending is in northern and central New Jersey, the New York City metropolitan area and Florida. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of Valley’s loan portfolio, results of operations and future growth potential.
During 2022 and 2023, the Federal Reserve took unprecedented action to restrain inflation and improve the stability of the economy by raising the upper target federal funds rate from 0.25 percent to 5.50 percent. As inflation increases and market interest rates rise, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their deposits and/or ability to repay their loans with us.
Any of these effects, if sustained, may impair our capital and liquidity positions, require us to take capital actions, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit ratings and the reduction or elimination of our common stock dividend in future periods. The extent to which the economic environment has an impact on our business, results of operations, and financial condition, as well as the regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the current economic environment and actions taken by governmental authorities and other third parties in response to geopolitical conflicts, inflationary pressure and other changes in economic and political conditions.

Our financial results and condition may be adversely impacted by banking failures or any future similar events.
Certain events impacting the banking industry, including the bank failures in March and April 2023, resulted in significant disruption and volatility in the capital markets, reduced valuations of bank securities, and decreased confidence in banks among certain depositors, other counterparties and investors during most of 2023. These events occurred in the context of rapidly rising interest rates which, among other things, resulted in unrealized losses in longer duration debt securities and loans held by banks, and increased competition for deposits. These events had, and may continue to have, an adverse impact on the market price of our common stock.
While the U.S. Department of the Treasury, the Federal Reserve, and the FDIC took steps to ensure that depositors of the failed banks in early 2023 would have access to their insured and uninsured deposits, and to facilitate sales of certain failed banks, there is no assurance that these or similar actions will restore customer confidence in the banking system, and we may be further impacted by concerns regarding the soundness, real or perceived, of other financial institutions, or other future bank failures or disruptions. The proliferation of social media may increase the likelihood that negative public opinion from any of the real or perceived events discussed above could impact our reputation and business. Any loss of client deposits or changes in our credit ratings could increase the cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization. The cost of resolving the recent bank failures has also prompted the FDIC to issue a special assessment to recover costs to the DIF. The special assessment for the Bank resulted in a $50.3 million pre-tax charge to earnings in the fourth quarter 2023. Among other things, the FDIC maintains the ability to impose an additional shortfall special assessment based on the difference between actual losses from the bank failures and the amounts collected. For additional information on the FDIC’s special assessment, see Item 1. Business—"Supervision and Regulation” and Item 7. MD&A—"Subsequent Events". The extent to which the shortfall special assessment will impact our future deposit insurance expense is currently uncertain.
These recent events and any future similar events may also result in changes to laws or regulations governing bank holding companies and banks, including higher capital requirements, or the imposition of restrictions through supervisory or enforcement activities, which could materially impact our business.

23	2023 Form 10-K

Risks Associated with Our Business Model
Valley has incurred and could continue to incur significant costs related to its systems integration and technology roadmap.
In October 2023, Valley executed and completed its core conversion in connection with the acquisition of Bank Leumi USA. Valley has incurred and could continue to incur substantial costs in connection with the integration of Valley and Bank Leumi USA and implementation of its technology roadmap for the organization. While the core conversion is substantially complete, we continue to optimize a large number of processes, procedures, operations, and technologies related to our new single core banking system. Valley has assumed that a certain level of costs will be incurred for these continued enhancements and the consolidation of back office functions, however, there are many factors beyond Valley’s control that could affect the total amount or the timing of the remaining costs, and the anticipated benefits and synergies, if any, resulting upon completion. Several costs that will be incurred are, by their nature, difficult to estimate accurately. As a result, the remaining integration and technology enhancements may result in Valley taking larger than expected charges against its earnings.
A significant portion of our loan portfolio is secured by commercial real estate, and events that negatively impact the real estate market could adversely affect our asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within our loan portfolio.
As of December 31, 2023, total commercial real estate loans, including construction loans, represented 63.7 percent of our loan portfolio. These types of loans generally expose a lender to a higher degree of credit risk of non-payment and loss than residential mortgage loans do because of several factors, including dependence on the successful operation of a business or a project for repayment, and loan terms with a balloon payment rather than full amortization over the loan term. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. The value of the real estate collateral that provides an alternate source of repayment in the event of default by the borrower could deteriorate during the time the credit is extended. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time by our clients or a significant default by our clients would materially and adversely affect us.
Concentrations in commercial real estate are closely monitored by regulatory agencies and subject to especially heightened scrutiny both on a public and confidential basis. Any formal or informal action by our supervisors may require us to increase our reserves on these loans and adversely impact our earnings.
A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. Any weakening of the commercial real estate market may increase the likelihood of default on these loans, which could negatively impact our loan portfolio’s performance and asset quality. For example, any declines in commercial real estate prices in the New Jersey, New York and Florida markets we primarily serve, along with the unpredictable long-term path of the economy, may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond those which are provided for in our allowance for loan losses. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any of these events could increase our costs, require management's time and attention, and materially and adversely affect us.
The loss of or decrease in lower-cost funding sources within our deposit base, including our inability to achieve deposit retention targets within our branch network, may adversely impact our net interest income and net income.
Checking and savings, NOW, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, U.S. Treasury securities, and money market or fixed income mutual funds, as providing a better risk/return trade-off. Additionally, our customers largely bank with us because of our local customer service and convenience. For certain customers, this convenience could be negatively impacted by strategic consolidation or relocation of our branch offices.
Additionally, the adoption of online banking technology could reduce the historical stickiness of our core deposits due to the relative ease with which depositors may transfer deposits to a different depository institution, including in the event that confidence is lost in the Bank. Valley’s vulnerability to a bank run may be heightened by recent trends in depositor behavior. Highly coordinated depositors via social media or other communications can cause unexpectedly high deposit outflows resulting in a liquidity crisis, as happened in the case of the bank failures in early 2023. If customers move money out of bank

2023 Form 10-K	24

deposits and into other investments, Valley could lose a low-cost source of funds, increasing its funding costs and reducing Valley’s net interest income and net income.
Our deposit services for businesses in the state licensed cannabis industry could expose us to liabilities and regulatory compliance costs.
In 2020, we implemented specialized deposit services intended for state licensed cannabis business customers. Businesses engaged in the cultivation, manufacture, distribution, and sale of cannabis are legal in numerous states and the District of Columbia, including our primary markets of New Jersey, New York, and Florida. However, such businesses are not legal at the federal level and marijuana remains a Schedule I drug under the Controlled Substances Act of 1970. In 2014, FinCEN published guidelines for financial institutions servicing state legal cannabis businesses. We have implemented a comprehensive control framework that includes written policies and procedures related to the on-boarding of such businesses and the ongoing monitoring and maintenance of such business accounts that comports with the FinCEN guidance. Additionally, our policies call for due diligence review of the cannabis business before the business is on-boarded, including confirmation that the business is properly licensed and maintains the license in good standing in the applicable state. Throughout the relationship, our policies call for continued monitoring of the business, including site visits where appropriate, to determine if the business continues to meet our requirements, including maintenance of required licenses and calls for undertaking periodic financial reviews of the business. In the latter half of 2021, the Bank expanded its cannabis-related business offerings to some limited lending on real estate. The Bank may offer additional banking products and services to such customers in the future.
There can be no assurance that compliance with our policies and procedures designed to allow us to operate in compliance with the FinCEN guidelines will protect us from federal prosecution or other regulatory sanctions. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the federal government’s enforcement position could potentially subject us to criminal prosecution and other regulatory sanctions. As a general matter, the medical and recreational cannabis business is considered high-risk, thus increasing the risk of a regulatory action against our BSA/AML Program that has adverse consequences, including, but not limited to, preventing us from undertaking mergers, acquisitions and other expansion activities.
We could incur future goodwill impairment.
If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine a goodwill impairment charge is necessary. Estimates of the fair value of goodwill are determined using several factors and assumptions, including, but not limited to, industry pricing multiples and estimated cash flows. Based upon Valley's 2023 goodwill impairment testing, the fair values of its three reporting units, wealth management, consumer banking, and commercial banking, were in excess of their carrying values. No assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition. At December 31, 2023, our goodwill totaled $1.9 billion. See Note 8 to the consolidated financial statements for additional information.
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

25	2023 Form 10-K

of the companies have stronger operating efficiencies and fewer regulatory burdens than their traditional bank counterparts, including Valley.
Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. As a result of the pandemic, many customers have become more reliant on, and their expectations have increased with respect to, this technology. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers and service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Many of Valley’s competitors have substantially greater resources to invest in technological improvements. Valley may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Valley’s business and, in turn, Valley’s financial condition and results of operations.
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
We have $30.4 million in reserve for tax liability positions at December 31, 2023 related to certain tax credits and other tax benefits previously recognized by Valley, where, subsequently, a third-party fraud was uncovered by the U.S. Department of Justice in 2018. While we believe that Valley was fully reserved for the tax positions related to this matter at December 31, 2023, we continue to evaluate all our existing tax positions each quarter under GAAP.
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

2023 Form 10-K	26

We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market.
We engage in the origination of residential mortgages for sale into the secondary market, while typically retaining the loan servicing. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $3.3 billion and $3.5 billion at December 31, 2023 and 2022, respectively. Over the past several years, we have experienced a nominal amount of repurchase requests that have actually resulted in repurchases by Valley. During 2023 and 2022, Valley repurchased 3 and 10 loans with outstanding principal balances of $1.1 million and $2.9 million at the repurchase dates, respectively. None of the loan repurchases resulted in a material loss. As of December 31, 2023, no reserves pertaining to loans sold were established on our financial statements. It is possible that our careful loan underwriting and documentation standards may not be sufficient to prevent additional requests to repurchase loans that could occur in the future, and such requests may have a negative financial impact on us.
Interest rate swap fees within capital markets income are a significant component of our non-interest income and could fluctuate in future periods.
Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. Interest rate swap fees reported within capital markets income totaled approximately $28.4 million, or 13 percent, and $43.1 million, or 21 percent, of total non-interest income for the years ended December 31, 2023 and 2022, respectively. Several factors, including, but not limited to, the actual and expected level of market interest rates, can impact the decisions of commercial loan customers to use such interest rate swap products. As a result, we can provide no assurance that our interest rate swap fees will remain at the level reported for the year ended December 31, 2023.
We may not be able to attract, develop and retain skilled people.
Our success depends, in large part, on our ability to attract, develop and retain key people. Competition for the best people in most activities in which we engage can be intense and we may not be able to hire people or to retain them, in particular due to an increasingly competitive labor market. We have been impacted by an extremely competitive labor market, including increased competition for talent across all aspects of our business, as well as increased competition with non-traditional competitors, such as fintech companies. Employers are offering increased compensation and opportunities to work with greater flexibility, including remote work, on a permanent basis. These can be important factors in a current associate’s decision to leave us as well as in a prospective associate’s decision to join us. As competition for skilled professionals remains intense, we may have to devote significant resources to attract and retain qualified personnel, which could negatively impact earnings. The unexpected loss of services of one or more of our key personnel, including, but not limited to, the executive officers disclosed in Item 1. Business of this Report, could have a material adverse impact on our business because we would lose the employees’ skills, knowledge of the market, and years of industry experience and may have difficulty promptly finding qualified replacement personnel.
We are subject to risks relating to ESG matters that could adversely affect our reputation, business, financial condition and results of operations, as well as the price of our common and preferred stock.
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

27	2023 Form 10-K

third parties may believe is necessary or appropriate (regardless of whether there is a legal requirement to do so), our reputation, business, financial condition, and/or results of operations, as well as the price of our common and preferred stock could be negatively impacted.
Climate change and severe weather could adversely impact our operations, business, and clients.
There is an increasing concern over the risks of climate change and related environmental sustainability matters. Climate change presents (i) physical risks from the direct impacts of changing climate patterns and acute weather events, and (ii) transition risks from changes in regulations, disruptive technologies, and shifting market dynamics towards a lower carbon economy. The physical risks of climate change include discrete events, such as floods, hurricanes, tornadoes, heatwaves, and wildfires, and longer-term shifts in climate patterns, such as higher global average temperatures, extreme heat, sea level rise, and more frequent and prolonged droughts. Examples of transition risks include changes in consumer preferences, additional regulatory requirements or taxes and additional counterparty or client requirements. These risks could have a material adverse impact on asset values and the financial performance of Valley’s businesses, and those of its clients. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs. Climate change could also present incremental risks to the execution of Valley’s long-term strategy. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology, and market initiatives.
A significant portion of our primary markets is located near coastal waters which could generate naturally occurring severe weather, or do so in response to climate change, which in turn could have a significant impact on our ability to conduct business. Many areas in New Jersey, New York, Florida and Alabama in which the vast majority of our branches and offices operate are subject to severe flooding from time to time and significant disruptions related to the weather may become common events in the future. Heavy storms and hurricanes can also cause severe property damage and result in business closures, negatively impacting both the financial health of retail and commercial customers and our ability to operate our business. The risk of significant disruption and potential losses from future storm activity exists in all of our primary markets.
In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries or projects, in the absence of mitigation and/or transition measures, associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. As climate risk is interconnected with all key risk types, Valley continues to embed climate risk considerations into risk management strategies. Due to uncertainty regarding climate change, the Company’s risk management strategies may not be effective in fully mitigating climate risk exposures. The timing and severity of climate change may not be entirely predictable and our risk management processes may not be effective in mitigating climate risk exposure.
Risks Related to Our Industry
Changes in interest rates could reduce our net interest income and earnings.
Valley’s earnings and cash flows are largely dependent upon the Bank’s net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve. Changes in interest rates driven by such factors will influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets, including the HTM and AFS investment securities portfolios, and (iii) the average duration of Valley’s interest-earning assets and liabilities. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). The Federal Reserve maintained the target range for the federal funds rate between 0.00 and 0.25 percent during 2021. Beginning in March 2022, the Federal Reserve significantly increased the target federal funds rate incrementally through 2022 and 2023, resulting in a target range between 5.25 and 5.50 percent at December 31, 2023, with the Federal Reserve deciding to maintain this target range as of January 31, 2024. The future direction and levels of interest rates remain uncertain. Any substantial or unexpected change in market interest rates could have a material adverse effect on Valley’s financial condition and results of operations. See additional information in the “Net Interest Income” and “Interest Rate Sensitivity” sections of our MD&A.

2023 Form 10-K	28

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
The policies and procedures that we have adopted to comply with these requirements and to detect and prevent the use of our banking network for money laundering and related activities may not completely eliminate instances in which we may be used by customers to engage in money laundering and other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the OCC, along with other banking agencies, have the authority to impose fines and other penalties and sanctions on us. In addition, our business and reputation could suffer if customers use our banking network for money laundering or illegal or improper purposes.
Higher charge-offs and weak credit conditions could require us to further increase our allowance for credit losses through a provision charge to earnings.
The process for determining the amount of the allowance for credit losses is critical to our financial results and conditions. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for credit losses may not be sufficient to cover the lifetime credit losses inherent in our loan and HTM debt securities portfolios, as well as unfunded credit commitments. Deterioration in economic conditions affecting borrowers, including as a result of inflationary pressures or other macroeconomic factors resulting from the COVID-19 pandemic or otherwise, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Additionally, bank regulators review the classification of our loans in their examination of us and we may be required in the future to change the internal classification on certain loans, which may require us to increase our provision for credit losses or loan charge-offs. If actual net charge-offs were to exceed Valley’s allowance, its earnings would be negatively impacted by additional provisions for credit losses. Any increase in our allowance for credit losses or loan charge-offs as required by the OCC or otherwise could have an adverse effect on our results of operations or financial condition.
An increase in our non-performing assets may reduce our interest income and increase our net loan charge-offs, provision for loan losses, and operating expenses.
Non-performing assets (including non-accrual loans, OREO, and other repossessed assets) totaled $293.4 million at December 31, 2023. Our non-accrual loans represented 0.58 percent of total loans at December 31, 2023, which included non-accrual taxi medallion loans totaling $62.3 million that had related reserves of $37.7 million, or 60.5 percent of such loans, within the allowance for loan losses. These non-performing assets can adversely affect our net income mainly through decreased interest income and increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial condition. Potential further stress in the commercial real estate markets, primarily in New York City, declines in the market valuation of taxi medallions, or other factors could also negatively impact the future performance of this portfolio. There can be no assurance that we will not experience increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.
We may be required to consult with the Federal Reserve before declaring cash dividends on our common stock, which ultimately may delay, reduce, or eliminate such dividends and adversely affect the market price of our common stock.
Holders of our common stock are only entitled to receive such cash dividends as the Board may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so. We may reduce or eliminate our common stock cash dividend in the future depending upon our results of operations, financial condition or other metrics, which could be adversely impacted by the factors described in this Item 1A, including uncertain U.S. economic conditions.
In July 2020, the Federal Reserve updated its supervisory guidance to provide greater clarity regarding the situations in which bank holding companies, like Valley, may expect an expedited consultation in connection with the declaration of dividends that exceed quarterly earnings. To qualify, amongst other criteria, total commercial real estate loan concentrations cannot represent 300 percent or more of total capital and the outstanding balance of the commercial real estate loan portfolio

29	2023 Form 10-K

cannot increase by 50 percent or more during the prior 36 months. Currently, we believe that Valley does not meet the standard for expedited consultation and approval of its dividend, should it be required. As a result, Valley could be subject to a lengthier and possibly more burdensome review process by the Federal Reserve when considering paying dividends that exceed quarterly earnings. The delay, reduction or elimination of our quarterly dividend could adversely affect the market price of our common stock. See additional information regarding our quarterly cash dividend and the current rate of earnings retention in the “Capital Adequacy” section of the MD&A.
General Commercial, Operational, Financial and Regulatory Risks
We may be unable to adequately manage our liquidity risk, which could affect our ability to meet our obligations as they become due, capitalize on growth opportunities, pay regular dividends on our common stock and generate adequate earnings.
Liquidity risk is the potential that Valley will be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends on our common stock because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including withdrawals by depositors, repayment of borrowings, credit commitments to borrowers, mortgage and other loan originations, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from commercial and retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources, such as the FHLB and certain brokered deposit channels established by the Bank.
Our access to funding sources, including the FHLB and brokered deposits, in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Unexpected changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and therefore could have a significant adverse impact on our liquidity. Other factors that could have a detrimental impact to our access to liquidity sources include a decrease in the level of our business activity due to persistent weakness, or downturn, in the economy or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not necessarily specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. In the event of future turmoil in the banking industry or other idiosyncratic events, there is no guarantee that the U.S. government will invoke the systemic risk exception, create additional liquidity programs, or take any other action to stabilize the banking industry or provide liquidity.
Additionally, our inability to access brokered deposits or other funding sources, such as the FHLB, could require us to pay significantly higher interest rates on our direct customer deposits which would have an adverse impact on our net interest income and net income. Valley’s inability to monetize liquid assets or to access short-term funding or capital markets could constrain Valley’s ability to make new loans or meet existing lending commitments, pay its regular common stock dividend, jeopardize Valley’s capitalization, and adversely impact Valley’s net interest income and net income.
The CECL model for determining our allowance for credit losses could add volatility to our provision for credit losses and earnings.
The CECL model requires the allowance for credit losses for certain financial assets, including loans, HTM securities and certain off-balance sheet credit exposures, to be calculated based on current expected credit losses over the lives of the assets rather than incurred losses as of a point in time. Our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Accordingly, our actual lifetime credit losses may be materially different than the amounts reported in the allowance due to the inherent uncertainty in the estimation process, including future loss estimates based upon our reasonable and supportable economic forecasts. Also, future credit losses could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. Changes in such estimates could significantly impact our allowance, provision for credit losses and earnings.
Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business, results of operations and financial condition.
Management periodically reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

2023 Form 10-K	30

We rely on our systems of controls and procedures, and if our system fails, our operations could be disrupted.
We face the risk that the design of our controls and procedures, including those to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information, including personal, confidential, proprietary, and sensitive information. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
We may also be subject to disruptions of our systems or networks arising from events that are wholly or partially beyond our control (including, for example, electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as us) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. We maintain a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure or internal controls, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
Our business, financial condition and results of operations could be adversely affected by natural disasters, pandemics, acts of terrorism, and other catastrophic events.
The occurrence of natural disasters, extreme weather events, health crises, the occurrence or worsening of disease outbreaks or pandemics, or other catastrophic events, as well as government actions or other restrictions in connection with such events, could adversely affect our financial condition or results of operations. The emergence of widespread health emergencies or pandemics, such as COVID-19, could lead to quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Additionally, New York City and New Jersey remain central targets for potential acts of terrorism against the United States. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Cybersecurity incidents and other disruptions to our information system could expose us to liability, losses and escalating operating costs.
Valley regularly collects, transmits, stores and otherwise processes personal, confidential, proprietary or sensitive information regarding its customers, employees and others for whom it services loans. In some cases, this personal, confidential, proprietary or sensitive information is collected, compiled, transmitted, stored or otherwise processed by third parties on Valley’s behalf. Cybersecurity risks have increased because of the proliferation of new technologies, including artificial intelligence, and the increased sophistication and activities of threat actors, including organized criminal groups, “hacktivists”, terrorists, nation states, nation-state supported actors and other external parties. Many financial institutions and

31	2023 Form 10-K

companies engaged in data processing have reported significant breaches in the security of their websites or other systems or networks, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to personal, confidential, proprietary or sensitive information, destroy data, denial-of-service, or sabotage systems or networks, often through, among other things, the introduction of computer viruses or malware, social engineering attacks (including phishing attacks), credential stuffing, account takeovers and other means. In addition, there have been well-publicized “ransomware” attacks against various U.S. companies with the intent to materially disrupt their computer network and services. Globally, cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times supported by state actors. In addition, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, increasing tension with China or the unfolding events in Israel and the Gaza Strip, may create a heightened risk of cybersecurity attacks. Cybersecurity risks also may derive from fraud or malice on the part of our employees or third parties, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failure. Such threats may be difficult to detect for long periods of time and also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence.
Valley frequently experiences attempted cybersecurity attacks against its systems and certain attacks have been successful. Valley has also been impacted by cybersecurity breaches of its vendors' systems. There can be no assurances that Valley will not incur future breaches of our systems or be impacted by breaches of our vendors' systems, which in either case may expose the data of our customers or disrupt our services, exposing us to significant damage, ongoing operational costs and/or reputational harm. We do not control our vendors and our ability to monitor their cybersecurity is limited, and our cybersecurity diligence on key vendors may not be sufficient to prevent a failure or cybersecurity incident that may impact us or our customers. Some of our vendors may store or have access to our data and we rely on these vendors to implement information security programs commensurate with the relevant risk. We cannot, however, ensure in all circumstances that their efforts will be successful. A vulnerability in our vendors’ software or systems, a failure of our vendors’ safeguards, policies or procedures, or a cyber-attack or other cybersecurity incident affecting any of these third parties could harm our business. During 2023, we were notified of breaches related to the MOVEit file transfer software used by certain of our third-party service providers, as a result of which unauthorized parties were able to obtain access to certain Bank customer data that included personally identifiable information. Appropriate notifications were provided to potentially impacted customers. While our business has not been materially impacted by these cybersecurity incidents, similar incidents could have a material adverse effect on our business in the future.
Cybersecurity risk exposure will remain elevated or increase in the future due to, among other things, the increasing size and prominence of Valley in the financial services industry, our expansion of internet and mobile banking tools and new products based on customer needs, and the system and customer account conversions associated with the integration of merger targets. Successful attacks on us or any one of our many third-party service providers may adversely affect our business and result in the loss of, unauthorized access to or disclosure of, or the misuse or misappropriation of, our personal, confidential, proprietary or sensitive information or that of our customers. There can be no assurance that we or our third-party service providers will not suffer a cyber-attack or other cybersecurity incident that exposes us to significant damages, operational costs, litigation, regulatory enforcement, investigations, fines, sanctions or other penalties, or reputational harm.
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability.
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations relating to data privacy and the security of the personal information of clients, employees or others, and any failure to comply with these laws, regulations, rules, standards and contractual obligations could expose us to liability and/or reputational damage. The regulatory framework for data privacy and cybersecurity is in considerable flux and evolving rapidly, and these laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction. As new data privacy and security-related laws, regulations, rules and standards are implemented, the time and resources needed for us to comply with such laws, regulations, rules and standards, as well as our potential liability for non-compliance and reporting obligations in the case of cyber-attacks, information security breaches or other similar incidents, may significantly increase. Compliance with these laws, regulations, rules and standards may require us to change our policies, procedures and technology for information security, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws, regulations, rules and standards.
In addition to various data privacy and cybersecurity laws and regulations already in place, U.S. states are increasingly adopting laws and regulations imposing comprehensive data privacy and cybersecurity obligations, which may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. See

2023 Form 10-K	32

Item 1. Business—"Supervision and Regulation"—"Data Privacy and Cybersecurity Regulation" for more information regarding applicable data privacy and cybersecurity laws and regulations.
Further, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about data privacy and cybersecurity can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any concerns about our data privacy and cybersecurity practices, even if unfounded, could damage our reputation and adversely affect our business.
Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and cybersecurity laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
Extensive regulation and supervision have a negative impact on our ability to compete in a cost-effective manner and may subject us to material compliance costs and penalties, and changes in regulation could adversely affect our business, financial condition and results of operations.
Valley, primarily through its principal subsidiary and certain non-bank subsidiaries, is subject to extensive federal and state regulation, supervision and examination. Banking laws, regulations, and rules are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Many laws and regulations affect Valley’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. They encourage Valley to ensure a satisfactory level of lending in defined areas and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect Valley in substantial and unpredictable ways. Such changes could subject Valley to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on Valley’s business, financial condition and results of operations.
Valley’s compliance with certain of these laws will also be considered by banking regulators when reviewing bank merger and bank holding company acquisitions. We also anticipate increased regulatory scrutiny—in the course of routine examinations and otherwise—and new regulations designed to respond to recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate composition and concentration, and capital and general oversight and control of the foregoing. Valley could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could negatively affect its results of operations and financial condition.
Heightened regulatory scrutiny or the results of an investigation or examination may lead to additional regulatory investigations or enforcement actions. Regulatory enforcement and fines have increased across the banking and financial services sector. There is no assurance that those actions will not result in regulatory settlements or other enforcement actions against Valley or the Bank. Furthermore, a single event involving a potential violation of law or regulation may give rise to numerous and overlapping investigations and proceedings by multiple federal and state agencies and officials. In addition, if one or more financial institutions are found to have violated a law or regulation relating to certain business activities, this could lead to investigations by regulators or other governmental agencies of the same or similar activities by other financial institutions, including Valley, and large fines and remedial measures that may have been imposed in resolving earlier investigations for the same or similar activities at other financial institutions may be used as the basis for future settlements.

33	2023 Form 10-K

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties also may challenge an institution’s performance under fair lending laws in litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
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
From time to time, the FASB and the SEC change their guidance governing the form and content of Valley’s external financial statements. In addition, accounting standard setters and those who interpret GAAP, such as the FASB, SEC and banking regulators may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue and may accelerate dependent upon the FASB and International Accounting Standards Board commitments to achieving convergence between GAAP and International Financial Reporting Standards. Changes in GAAP and changes in current interpretations are beyond Valley’s control, can be hard to predict and could materially impact how Valley reports its financial results and condition. In certain cases, Valley could be required to apply new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in Valley restating prior period financial statements for material amounts. Additionally, significant changes to GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.
Claims and litigation could result in significant expenses, losses and damage to our reputation.
From time to time as part of Valley’s normal course of business, customers, bankruptcy trustees, former customers, contractual counterparties, third parties and current and former employees make claims and take legal action against Valley based on actions or inactions of Valley. If such claims and legal actions are not resolved in a manner favorable to Valley, they may result in financial liability and/or adversely affect the market perception of Valley and its products and services. This may also impact customer demand for Valley’s products and services. Any financial liability could have a material adverse effect on Valley’s financial condition and results of operations. Any reputational damage could have a material adverse effect on Valley’s business.
Risks Related to an Investment in Our Securities
We may reduce or eliminate the cash dividend on our common stock, which could adversely affect the market price of our common stock.
Holders of our common stock are only entitled to receive such cash dividends as the Board may declare out of funds legally available for such payments. We are not required to continue our historical practice of declaring dividends on our common stock and may reduce or eliminate our common stock cash dividend in the future depending upon our results of operations, financial condition or other metrics. This reduction or elimination of our dividend could adversely affect the market price of our common stock.
If our subsidiaries are unable to pay dividends or make distributions to us, we may be unable to make dividend payments to our preferred and common shareholders or interest payments on our long-term borrowings and junior subordinated debentures issued to capital trusts.
Valley National Bancorp is a separate and distinct legal entity from our banking and non-banking subsidiaries and depend on dividends, distributions, and other payments from the Bank and its non-banking subsidiaries to fund cash dividend payments on our preferred and common stock and to fund most payments on our other obligations. Regulations relating to capital

2023 Form 10-K	34

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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
We have an enterprise-wide information security program designed to provide controls, technologies and other processes to identify, assess and manage material cyber and information security risks and threats. Our information security program leverages the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover.
The Board has primary oversight responsibility for our cyber and information security risk as a key part of its oversight of Valley’s enterprise-wide risk management (ERM) framework, and we employ personnel dedicated to assisting the Board in fulfilling this oversight responsibility. As a general matter, Valley seeks to address cyber and information security risks through a cross-functional approach, as described below, that is focused on identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our information security team reviews ERM-level cybersecurity risks annually, and key cybersecurity risks are incorporated into the ERM framework, which is periodically reviewed by management throughout the year at its Executive Risk Committee.
As part of this framework, we have a set of enterprise-wide policies and procedures concerning cybersecurity matters which go through an internal review process and are approved by appropriate members of senior management or the Board, which include an Information Security Policy, as well as other policies and procedures that directly or indirectly relate to cybersecurity, and practices related to encryption, antivirus protection, remote access, multi factor authentication, the protection of confidential information and the use of the internet, social media, email, and wireless devices.
Governance. Having the appropriate governance structure in place is critical to the functioning of our cyber and information security risk framework. As noted above, our Board has primary oversight responsibility for our cyber and information security risk, and it performs this oversight function primarily through its Risk Committee, which reports to the full Board. Additionally, to keep pace with the speed of disruptive innovation and associated cyber risks, the Board has established a dedicated Cyber & Technology Risk Subcommittee (the “Cyber Subcommittee”) that reports to the Risk Committee. The Risk Committee, through the Cyber Subcommittee, oversees the Company’s cybersecurity risk profile, prevalent cybersecurity risks, our enterprise information security program and key enterprise information security initiatives.

35	2023 Form 10-K

We also have a team of employees, including at the senior management level, who are dedicated to assisting the Board in fulfilling its oversight responsibility for cyber and information security. Valley’s Chief Information Security Officer (CISO), who is responsible for developing and implementing our cyber and information security program, has over 23 years of experience leading cyber security oversight and holds a Certified in Risk and Information Systems Controls certification, and others on our information security team have cybersecurity experience or certifications. The CISO and Director of Cyber Risk Management, both of whom participate in all meetings of the Cyber Subcommittee, contribute over 60 years collectively of expertise in cyber and information security across industries and at some of the world’s largest banks and at various technology firms.
Our Board, through the Risk Committee and the Cyber Subcommittee, receives regular updates and reporting from management on cyber and information security matters, including information related to third-party assessments of Valley’s information security program, as well as a wide range of topics such as recent developments, evolving standards, Valley’s vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to Valley’s peers and third parties. On an annual basis, the Board and its Risk Committee discuss Valley’s approach to cyber and information security risk management. Senior management is briefed by our information security team on cyber and information security matters, preparedness and any incidents requiring the attention of our security incident response team.
Risk Management and Strategy
Our cyber and information security risk management framework and strategy is focused on the following key areas:
Identification, Protection and Detection. Valley maintains a threat team and internal committees to identify any new threats and risks to its information systems. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile through various methods including, for example, using manual and automated tools, subscribing to threat intelligence reports and services, analyzing threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits and conducting threat and vulnerability assessments.
Technical Safeguards. Valley also deploys technical safeguards that are designed to protect Valley’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, continuous scanning of our environments for potential weaknesses, behavioral-based protections against malware and filtering of inbound emails to protect the firm against phishing attacks. The effectiveness of these safeguards is evaluated through vulnerability assessments and cybersecurity threat intelligence with the goal of implementing improvements as needed.
Third-Party Risk Management. Valley maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by vendors, service providers and other third parties, as well as the systems of third parties that could adversely impact its business in the event of a cybersecurity incident affecting those third-party systems. We have integrated security reviews into the third-party vendor management program. We assess third-party cybersecurity controls and include security and privacy provisions in our contracts where applicable. However, ultimately, we rely on the third parties we use to implement information security programs commensurate with the relevant risk, and we cannot ensure in all circumstances that their efforts will be successful.
Education and Awareness. Valley provides mandatory cybersecurity training at least annually for all employees, which is intended to equip them with tools to identify and address cybersecurity threats, and to communicate Valley’s evolving information security policies, standards, processes and practices. We also require employees in certain roles to complete additional role-based, specialized cyber and information security training.
Incident Response and Recovery Planning. Valley maintains incident response and recovery plans that are intended to assist in Valley’s response to a cyber or information security incident, and such plans are evaluated on a regular basis. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to eradication, recovery and notification, including notifying functional areas (e.g., legal), as well as senior management and the Board, as appropriate. As part of these plans, we have also implemented controls and procedures providing for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents, including to regulators and governmental agencies, can be made by management in a timely manner.
Outside Consultants. While we have deployed personnel to perform testing and oversight functions internally, we also leverage external consultants and other tools to test the effectiveness of our operating environment and the protection of our data. We engage third parties to perform assessments on our cybersecurity measures, including information security maturity

2023 Form 10-K	36

assessments, audits and reviews of our information security control environment and operating effectiveness. These assessment efforts include a wide range of activities such as tabletop exercises, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The results of these assessments are reported to the Risk Committee and the Board. Valley adjusts its cyber and information security program as necessary based on the information provided by these assessments, audits and reviews.
Impact of Cybersecurity Threats
We are regularly subject to cybersecurity attacks. Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not, to date, materially affected or are reasonably likely to affect Valley, including our business strategy, results of operations or financial condition. Notwithstanding the comprehensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For more information, see Item 1A. Risk Factors for further information about these risks.

Item 2.	Properties
We conduct our business at 229 retail banking centers locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, Alabama, California and Illinois. We own 96 of our banking center facilities and several non-branch operating facilities. The other properties are leased for various terms. Valley considers its properties to be suitable and adequate for its current business needs.
The following table summarizes our leased and owned retail banking centers in each state:

	Leased	Owned	Number of banking centers	% of Total
New Jersey
Northern	56	45	101	44.1
Central	13	14	27	11.8
Total New Jersey	69	59	128	55.9
New York
Manhattan, Brooklyn and Queens	15	7	22	9.6
Long Island	9	3	12	5.2
Westchester County	7	0	7	3.1
Total New York	31	10	41	17.9
Florida	26	15	41	17.9
Alabama	4	12	16	7.0
California	2	—	2	0.9
Illinois	1	—	1	0.4
Total	133	96	229	100.0%
Our principal executive office is located at One Penn Plaza in New York, New York. Our New York City corporate offices are primarily used as a central hub for New York based lending activities of senior executives and other commercial lenders. During the third quarter 2023, Valley completed the sale of two corporate office buildings located in Wayne, New Jersey and relocated its headquarters to a new leased location at 70 Speedwell Avenue in Morristown, New Jersey.
During 2022 we acquired two leased offices in New York City from Bank Leumi USA that are primarily used for commercial lending and our broker-dealer, VFM. We also lease seven non-bank office facilities in Florida, used for operational, executive and lending purposes.
Additional information regarding Valley’s leased locations and owned facilities can be found within Note 6. “Leases” and Note 7. “Premises and Equipment, Net,” respectively, in the Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

37	2023 Form 10-K

Item 3.	Legal Proceedings
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
Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “VLY.” There were 6,872 shareholders of record as of December 31, 2023.
We declared cash dividends of $0.11 per share in each of the first, second, third and fourth quarters of 2023. The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements, legal requirements, regulatory constraints and other factors that our Board deems relevant.
Performance Graph
The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2018 in: (a) Valley’s common stock; (b) the KBW Regional Banking Index ("KRX"); and (c) the S&P 500 Stock Index ("S&P 500"). The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	12/18	12/19	12/20	12/21	12/22	12/23
Valley	$100.00	$134.26	$120.76	$176.03	$150.33	$151.37
KRX	100.00	123.87	113.11	154.57	143.87	143.30
S&P 500	100.00	131.47	155.65	200.29	163.98	207.04

2023 Form 10-K	38

The information under “Performance Graph” is not deemed to be to be “soliciting material” or to be “filed” with the SEC or subject to Section 18 of the Exchange Act, and the information shall not be deemed to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent specifically incorporated by reference into such a filing.
Issuer Repurchase of Equity Securities
The following table presents the repurchases of equity securities during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1, 2023 to October 31, 2023	3,956	$8.45	—	24,700,000
November 1, 2023 to November 30, 2023	7,642	7.86	—	24,700,000
December 1, 2023 to December 31, 2023	11,460	9.40	—	24,700,000
Total	23,058	$8.73	—

(1)Includes repurchases made in connection with the vesting of employee restricted stock awards.
(2)On April 26, 2022, Valley publicly announced a stock repurchase program for up to 25 million shares of Valley common stock, which is set to expire on April 25, 2024.
On February 21, 2024, Valley publicly announced a new stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase under the new repurchase program will be effective on April 26, 2024, replacing the current stock repurchase program, and is set to expire on April 26, 2026.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
The purpose of this analysis is to provide the reader with information relevant to understanding and assessing Valley’s results of operations and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this Report, and statistical data presented in this document. For comparison of our results of operations for the years ended December 31, 2022 and 2021, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.
Cautionary Statement Concerning Forward-Looking Statements
This Report, both in MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “intend,” “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under Item 1A. Risk Factors of this Report include, but are not limited to:
•the impact of monetary and fiscal policies of the federal government and its agencies, including in response to higher inflation, which could have a material adverse effect on our clients, as well as our business, our employees, and our ability to provide services to our customers;
•the impact of a potential U.S. Government shutdown, default by the U.S. government on its debt obligations, or related credit-rating downgrades, on economic activity in the markets in which we operate and, in general, on levels of end market demand in the economy;

39	2023 Form 10-K

•the impact of unfavorable macroeconomic conditions or downturns, instability or volatility in financial markets, unanticipated loan delinquencies, loss of collateral, decreased service revenues, increased business disruptions or failures, reductions in employment, and other potential negative effects on our business, employees or clients caused by factors outside of our control, such as geopolitical instabilities or events (including the Israel-Hamas war); natural and other disasters (including severe weather events); health emergencies; acts of terrorism or other external events;
•the impact of potential instability within the U.S. financial sector in the aftermath of the banking failures in 2023, including the possibility of a run on deposits by a coordinated deposit base, and the impact of the actual or perceived soundness, or concerns about the creditworthiness of other financial institutions, including any resulting disruption within the financial markets, increased expenses, including FDIC insurance premiums, or adverse impact on our stock price, deposits or our ability to borrow or raise capital;
•the impact of negative public opinion regarding Valley or banks in general that damages our reputation and adversely impacts business and revenues;
•greater than expected costs or difficulties related to Valley's new core banking system implemented in the fourth quarter 2023 and continued enhancements to processes and systems under Valley's current technology roadmap;
•the loss of or decrease in lower-cost funding sources within our deposit base;
•damage verdicts or settlements or restrictions related to existing or potential class action litigation or individual litigation arising from claims of violations of laws or regulations, contractual claims, breach of fiduciary responsibility, negligence, fraud, environmental laws, patent, trademark or other intellectual property infringement, misappropriation or other violation, employment related claims, and other matters;
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
•cyberattacks, ransomware attacks, computer viruses, malware or other cybersecurity incidents that may breach the security of our websites or other systems or networks to obtain unauthorized access to personal, confidential, proprietary or sensitive information, destroy data, disable or degrade service, or sabotage our systems or networks;
•results of examinations by the Office of the Comptroller of the Currency (OCC), the Federal Reserve Bank, the Consumer Financial Protection Bureau (CFPB) and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
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

2023 Form 10-K	40

liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Actual results could differ materially from those estimates.
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. Our significant accounting policies are presented in Note 1 to the consolidated financial statements. We identified our policies for the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies with the Audit Committee of the Board.
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
Allowance for Credit Losses. Determining the allowance for credit losses for loans has historically been identified as a critical accounting estimate. We estimate and recognize an allowance for lifetime expected credit losses for loans, unfunded credit commitments and HTM debt securities measured at amortized cost. See Notes 1, 4 and 5 to the consolidated financial statements for further discussion of our accounting policies and methodologies for establishing the allowance for credit losses.
The accounting estimate of the allowance for credit losses is a “critical accounting estimate” for the following reasons:
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
•The allowance for credit losses is influenced by factors outside of our control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions such as trends in GDP, unemployment, housing prices, interest rates, inflation, and energy prices; and
•Judgment is required to determine whether the models used to generate the allowance for credit losses produce an estimate that is sufficient to encompass the current view of lifetime expected credit losses.
Additionally, management’s determination of the amount of the ACL is a critical accounting estimate because it requires significant reliance on the credit risk we ascribe to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on individually evaluated loans, significant reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Changes in such estimates could significantly impact our allowance and provision for credit losses. Accordingly, our actual credit loss experience may not be in line with our expectations.
Changes in Our Allowance for Credit Losses for Loans
Valley considers it difficult to quantify the impact of changes in the economic forecast on its allowance for credit losses for loans. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for credit losses for loans, which totaled $465.6 million and $483.3 million at December 31, 2023 and 2022, respectively.
As discussed further in the “Allowance for Credit Losses” section in this MD&A, we incorporated a multi-scenario economic forecast for estimating lifetime expected credit losses at December 31, 2023 and 2022. Despite general improvements in most economic indicators, including inflation, during the latter half of 2023, the qualitative economic component of our reserves at December 31, 2023 increased by $4.8 million to approximately 19 percent of total allowance for credit losses for loans at December 31, 2023 as compared to 17 percent at December 31, 2022. The percentage increase was almost entirely due to changes in the expected impact of the economic forecast on our non-owner occupied commercial real estate portfolio as compared to December 31, 2022. Other qualitative non-economic reserves, largely based upon management judgements about certain inherent factors in acquired loan portfolios not reflected in our quantitative reserves, decreased $23.5 million to approximately 16 percent of total allowance for credit losses for loans at December 31, 2023 as compared to 20 percent at December 31, 2022. The decline was mostly due to the passage of time and better than expected performance of these portfolios. The net positive developments in these significant judgmental factors during 2023 were mostly offset by increases in

41	2023 Form 10-K

the quantitative portion of our allowance based upon a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics.
The allowance for credit losses for loans also included specific reserves totaling $74.2 million and $86.6 million, respectively, at December 31, 2023 and 2022. These reserves are based upon management's valuation of collateral for collateral dependent loans, and prior to the adoption of ASU No. 2022-02 on January 1, 2023, the present value of expected cash flows for certain troubled debt restructured loans. These specific reserves include $37.7 million and $42.2 million at December 31, 2023 and 2022, respectively, related to New York City taxi medallion loan valuations based on the estimated value of the underlying medallions. Our valuation of the underlying medallions at December 31, 2023 increased 20 percent from December 31, 2022 due to continued incremental improvements in the New York City medallion pricing levels of publicly available sale transactions during 2023. However, the valuation of the underlying medallions could be adversely impacted by numerous ride-sharing/taxi service market challenges and illiquidity that result in a lower market valuations of the underlying collateral, thus leading to additional provisions for loan losses. See additional taxi medallion loan valuation sensitivity analysis under the “Non-performing Assets” section of this MD&A.
Goodwill and Other Intangible Assets. We have significant goodwill and other intangible assets related to our acquisitions totaling $1.9 billion and $160.3 million at December 31, 2023, respectively. We record all acquired assets, including goodwill and other intangible assets, and assumed liabilities in purchase acquisitions at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired. Our determination of whether or not goodwill is impaired requires us to make significant judgments and to use significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections.
An impairment loss is recognized if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill recorded. We perform our annual goodwill impairment test in the second quarter of each year, or more often if events or circumstances warrant. In addition to the annual impairment test, we assessed the immediate and long-term impact of significant events during 2023, including the bank failures and changes in bank regulation, on the macroeconomic variables and economic forecasts and how those might impact the fair value of our reporting units each quarter end. After consideration of these variables and other possible triggering events or circumstances, as well as our operating results, we determined it was more-likely-than-not that the fair values of our three reporting units, Wealth Management, Consumer Banking, and Commercial Banking, were in excess of their carrying values during 2023. Therefore, we concluded there were no triggering events that would require additional goodwill impairment test of the reporting units during 2023.
In 2024, we will continue to monitor and evaluate the overall economic conditions that may impact our market capitalization and any triggering events that may indicate a possible impairment of goodwill allocated to our reporting units. While not expected at this time, we may be required to record a charge to earnings should there be a deficiency in our estimated fair value of one or more of our reporting units during our subsequent annual (or more frequent) impairment tests. See the “Business Segments” section in this MD&A for more information regarding our business segments/reporting units.
Fair value is determined using certain discounted cash flow and market multiple methods. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may materially affect the estimates include, among others, macroeconomic conditions such as a deterioration in general economic conditions and economic forecasts, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates, growth rate, terminal values, and specific industry or market sector conditions. Additionally, we perform a market capitalization reconciliation to support the appropriateness of our reporting unit fair values and impairment test results. In performing this reconciliation, we compare the sum of fair value of the reporting units to our market capitalization, adjusted for the present value of estimated synergies which a market participant acquirer could reasonably expect to realize from a hypothetical acquisition of Valley.
To assist in assessing the impact of potential goodwill or other intangible assets impairment charges at December 31, 2023, the impact of a five percent impairment charge on these intangible assets would result in a reduction in pre-tax income of approximately $101.5 million. See Note 8 to the consolidated financial statements for additional information regarding goodwill and other intangible assets.

2023 Form 10-K	42

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
The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporate various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. Management determined it is more likely than not that Valley will realize its net deferred tax assets, except for immaterial valuation allowances, as of December 31, 2023 and 2022.
We also maintain a reserve related to certain tax positions that management believes contain an element of uncertainty. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. During 2023, 2022 and 2021, our income tax expense reflected increases of $3.0 million, $1.8 million and $1.2 million, respectively, to our tax provision related to reserve for uncertain tax liability positions and/or accrued interest related to such positions at December 31, 2023, 2022 and 2021, respectively.
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
Executive Summary
Company Overview. At December 31, 2023, Valley had consolidated total assets of $60.9 billion, total net loans of $49.8 billion, total deposits of $49.2 billion and total shareholders’ equity of $6.7 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, Alabama, California and Illinois. Of our current 229 branch network, 56 percent, 18 percent, and 18 percent of the branches are located in New Jersey, New York, and Florida, respectively, with the remaining 8 percent of the branches in Alabama, California and Illinois combined. Despite targeted branch consolidation activity, we have grown significantly both in asset size and locations over the past several years through organic efforts and bank acquisitions, including our acquisition of Bank Leumi USA on April 1, 2022, which is discussed below.
Bank Leumi Le-Israel Corporation. On April 1, 2022, Valley completed its acquisition of Bank Leumi Le-Israel Corporation, the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA, collectively referred to as “Bank Leumi USA.” At the acquisition date, Bank Leumi USA had approximately $8.1 billion in assets, $5.9 billion of loans and $7.0 billion of deposits, after purchase accounting adjustments. Valley issued approximately 85 million shares of common stock and paid $113.4 million in cash in the transaction. The consideration for the acquisition totaled approximately $1.2 billion, inclusive of the value of stock options. The transaction resulted in $403.2 million of goodwill and $153.4 million of combined core deposit and other intangible assets subject to amortization. As originally planned, Valley completed its conversion of the legacy Valley and Bank Leumi USA operating systems to a single core operating system in October 2023. See Note 2 to the consolidated financial statements for additional details regarding the acquisition of Bank Leumi USA and other recent acquisition activities.
Subsequent Events. In January 2024, we entered into an agreement to sell our commercial premium finance lending business and a significant portion of its outstanding loan portfolio. This line of business represented $274.7 million, or 0.55 percent of our total loans outstanding, at December 31, 2023. Actual loans to be sold as part of this transaction will be identified shortly before the closing date of the transaction. Loans retained from this line of business are expected to mostly run-off at

43	2023 Form 10-K

their normal maturity dates over the next 12 months. The pending transaction is expected to close during the first quarter 2024 and is not anticipated to materially impact our commercial lending operations or financial statements.
On February 23, 2024, Valley received notification from the FDIC that the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank was $20.4 billion at December 31, 2023, an increase of approximately $4.1 billion from the estimate of $16.3 billion described in the final rule issued in November 2023. The FDIC plans to provide an updated estimate of each institution's quarterly and total special assessment expense with its first quarter 2024 special assessment invoice, to be released in June 2024. Valley will continue to evaluate new information as it becomes available. For additional information on the FDIC’s special assessment, see Item 1. Business—"Supervision and Regulation” and the "Non-Interest Expense" section of this MD&A.
Industry Developments in 2023. The combination of rapidly rising interest rates, increased competition and economic uncertainty weighed on the banking industry in the wake of the bank failures in the first half of 2023. We have consistently operated the Bank with a focus on diversification to maintain stability through various economic cycles. During 2023, we continued to position our balance sheet to mitigate potential risks from the market uncertainty affecting the banking industry in general and Valley, its clients and communities in particular.
•Total assets increased $3.5 billion, or 6.0 percent, to $60.9 billion at December 31, 2023 from December 31, 2022 primarily driven by loan growth. Our liquid assets totaled $2.4 billion at December 31, 2023, representing 4.3 percent of interest earning assets. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. See the “—Bank Liquidity” section for additional information.
•Total deposits increased $1.6 billion, or 3.4 percent, to $49.2 billion at December 31, 2023 as compared to $47.6 billion at December 31, 2022 due to increases in both direct and indirect customer interest bearing deposits, partially offset by a $2.9 billion decrease in non-interest bearing deposits. See the “—Deposits and Other Borrowings” section for more details.
•Capital remained strong with ratios of both Valley and the Bank exceeding all capital adequacy requirements at December 31, 2023. Total shareholders’ equity increased $300.6 million to $6.7 billion at December 31, 2023 as compared to December 31, 2022. See the “—Capital Adequacy” section for additional details.
•Total loans increased $3.3 billion, or 7.0 percent, to $50.2 billion at December 31, 2023 as compared to December 31, 2022 mainly due to well-controlled loan growth across most loan types in 2023. See further details on our loan activities under the “—Loan Portfolio” section below.
•Asset quality continued to reflect our disciplined underwriting and lending practices during 2023. Non-performing assets (NPAs) as a percentage of total loans and NPAs totaled 0.58 percent at both December 31, 2023 and 2022. Our total net loan charge-offs to average loans was 0.13 percent and 0.05 percent for the years ended December 31, 2023 and 2022, respectively. See the “—Non-Performing Assets” section for additional information.
•Total investment securities were $5.1 billion, or 8.4 percent of total assets, at December 31, 2023 and remained relatively unchanged as compared to December 31, 2022. See the “—Investment Securities Portfolio” section for more details.
Annual Results. Net income for the year ended December 31, 2023 was $498.5 million, or $0.95 per diluted common share as compared to $568.9 million, or $1.14 per diluted common share for 2022. The $70.3 million decrease in net income as compared to the same period one year ago was mainly due to the following changes:
•a $137.7 million increase in non-interest expense due in part to organic and acquired growth in our bank operations, including a full year of normal and integration expenses related to the April 1, 2022 acquisition of Bank Leumi USA, inflationary pressures on our labor costs, increased charges for collateral liabilities related to derivative transactions and a $12.3 million increase in non-core items (highlighted in the “—Non-GAAP Financial Measures” section below);
Which was partially offset by:
•a $32.0 million decrease in income tax expense mostly due to lower pre-tax income and an increase in tax credits for the year ended December 31, 2023;
•a $18.9 million increase in non-interest income that was primarily driven by higher wealth management and trust fees and net gains on sales of assets, partially offset by lower capital markets income;

2023 Form 10-K	44

•a $9.8 million increase in net interest income mostly due to higher yields on new loan originations and adjustable-rate loans and loan growth, partially offset by an increase in both the cost of deposits and average time deposits; and
•a $6.6 million decrease in our provision for credit losses.
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense,” and “Income Taxes” sections in this MD&A for more details on the items above and other infrequent non-core items impacting our 2023 annual results.
Operating Environment. During 2023, real gross domestic product (GDP) increased at an annual rate of 2.5 percent as compared to an increase of 1.9 percent during 2022. The increase in real GDP was primarily driven by consumer spending, nonresidential fixed investment, exports, and government spending. The gains were partly offset by decreases in residential fixed investment, inventory restocking and imports. Inflation continued to wane with the consumer price index on a year over year basis decelerating from 6.4 percent at December 31, 2022 to 3.3 percent at December 31, 2023.
In 2023, the Federal Reserve raised the target range for the federal funds rate from 4.25 - 4.50 percent to 5.25 - 5.50 percent. At its recent meeting in January 2024, the Committee indicated it does not expect to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2 percent. In addition, the Committee indicated it would continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities, as described in its previously announced plans.
The 10-year U.S. Treasury note yield ended 2023 at 3.88 percent unchanged from 2022 and the 2-year U.S. Treasury note yield ended 2023 at 4.23 percent, or 18 basis points lower as compared to 2022.
Total loans and leases for U.S. commercial banks increased 2.3 percent in 2023 compared to 11.4 percent in 2022. Consumer and commercial real estate loans grew 3.5 and 3.2 percent, respectively from 2022 to 2023 while commercial and industrial loans decreased approximately 1.3 percent for the same period. Overall, commercial real estate lending continued to be stressed, particularly affecting regional and midsize banks that may be overexposed to office space lending. In light of higher uncertainty, inflated property prices, and concerns about debt repayments, most banks have become more selective in their new commercial real estate originations and continued to tighten standards related to real estate and commercial loans. Additionally, the combination of high interest rates and tight inventories kept residential real estate sales and both refinanced and purchased residential mortgage loan activity low during the second half of 2023.
Although the economy experienced strong growth during 2023, several factors have created a challenging operating environment for most of the banking sector including inflation that has remained above the Federal Reserve's target of two percent, the potential for additional fallout from the banking failures in 2023, heightened bank regulation and oversight, and the negative impact of the inverted yield curve on net interest income and margins. In addition, geopolitical tensions in the Middle East, which could threaten to spike oil prices, and the possibility of a U.S. government shutdown in 2024, among other factors, have added a moderate level of uncertainty to the future path of the U.S. economy despite a growing consensus by economists that a recession is unlikely. Should economic conditions deteriorate, causing business activity, spending and investment to decline, it and other factors may adversely impact our financial results, as highlighted in the remaining MD&A discussion below.
Deposits and Other Borrowings. Overall, average deposits increased by $6.0 billion to $48.5 billion for the year ended December 31, 2023 as compared to 2022 largely due to $7.7 billion increase in average time deposits, partially offset by a $2.2 billion decrease in average non-interest bearing deposits. The increase in time deposits was mainly driven by successful retail CD generation and our increased utilization of fully insured indirect customer (i.e., brokered) deposits in 2023. The decrease in average non-interest bearing deposits was largely due to the rising market interest rate environment which led to a shift in some customer balances to our interest bearing deposit products, outflows due to attractive investment alternatives to deposits in the marketplace, and customer use of cash reserves in place of financing. Average non-interest-bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 26 percent, 48 percent and 26 percent of total deposits at December 31, 2023, respectively, as compared to 35 percent, 53 percent and 12 percent of total deposits at December 31, 2022, respectively.
Actual ending balances for deposits increased $1.6 billion to $49.2 billion at December 31, 2023 as compared to 2022 mostly due to increases of $3.6 billion and $909.8 million in time deposits and savings, NOW and money market deposits, respectively, partially offset by a $2.9 billion decrease in non-interest bearing deposits. The increase in time deposits was largely due to successful retail deposit campaigns and higher indirect customer deposits. Total indirect customer deposits (primarily brokered CDs) increased to $7.5 billion at December 31, 2023 as compared to $5.9 billion at December 31, 2022 as we increased our utilization of such funds in 2023 as a favorable alternative to other borrowings. The increase in savings, NOW and money market deposits was largely broad-based commercial and retail customer inflows, including some shift from non-interest bearing deposits, as well as increases in digital and national specialized deposits at December 31, 2023. Non-interest

45	2023 Form 10-K

bearing balances continued to be challenged by the high level of market interest rates and the aforementioned changes in customer behavior. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 50 percent and 27 percent of total deposits as of December 31, 2023, respectively, as compared to 30 percent, 50 percent and 20 percent as of December 31, 2022, respectively.
The following table lists, by maturity, uninsured CDs at December 31, 2023:

(in thousands)
Less than three months	$1,021,613
Three to six months	581,891
Six to twelve months	873,609
More than twelve months	110,422
Total	$2,587,535
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $12.2 billion, or 25 percent of total deposits, at December 31, 2023.
While we maintained a diversified commercial and consumer deposit base at December 31, 2023, deposit gathering initiatives and our current deposit base could remain challenged due to market competition, attractive investment alternatives, such as U.S. Treasury securities, and other factors. As a result, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at December 31, 2023. Management continuously monitors liquidity and all available funding sources including non-deposit borrowings discussed below. See the "Liquidity and Cash Requirements" section of this MD&A for additional information.
The following table presents average short-term and long-term borrowings for the years ended December 31, 2023 and 2022:

	2023	2022
	(in thousands)
Average short-term borrowings:
FHLB advances	$1,713,448	$531,020
Securities sold under repurchase agreements	89,430	137,527
Federal funds purchased	78,822	355,805
Total	$1,881,700	$1,024,352

Average long-term borrowings:
FHLB advances	$1,446,790	$788,725
Subordinated debt	723,852	658,798
Junior subordinated debentures issued to capital trusts	56,936	56,588
Total	$2,227,578	$1,504,111
Average short-term borrowings increased $857.3 million at December 31, 2023 as compared to 2022 mostly due to increased use of FHLB advances as a part of our overall funding strategy, partially offset by lower utilization of federal funds purchased. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) increased $723.5 million at December 31, 2023 as compared to 2022 largely due to new FHLB advances issued in the first half of 2023 with maturity dates ranging from 2026 to early 2028. The average balance of subordinated debt increased due to the issuance of $150 million of 6.25 percent fixed-to-floating rate subordinated notes during September 2022, partially offset by the maturity and repayment of $125.0 million of 5.125 percent subordinated notes in September 2023.
Actual ending balances for short-term borrowings increased $779.1 million to $917.8 million at December 31, 2023 as compared to 2022 largely due to the increased use of FHLB advances during 2023, partially offset by lower repo balances at December 31, 2023. Long-term borrowings increased $785.3 million to $2.3 billion at December 31, 2023 as compared to $1.5 billion at December 31, 2022 primarily due to new FHLB advances issued during the first half of 2023 and the

2023 Form 10-K	46

aforementioned issuance and maturities of subordinated notes in 2022 and 2023, respectively. See the “Net Interest Income” section below and Note 10 to the consolidated financial statements for additional details on our borrowed funds.
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
The following table presents our annualized performance ratios for the three years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Selected Performance Indicators	($ in thousands, except for %)
GAAP measures:
Net income, as reported	$498,511	$568,851	$473,840
Return on average assets	0.82%	1.09%	1.14%
Return on average shareholders’ equity	7.60	9.50	9.98
Non-GAAP measures:
Net income, as adjusted	$554,271	$650,452	$492,148
Return on average assets, as adjusted	0.91%	1.25%	1.19%
Return on average shareholders’ equity, as adjusted	8.45	10.87	10.37
Return on average tangible shareholders’ equity (ROATE)	11.05	14.08	14.40
ROATE, as adjusted	12.29	16.10	14.96
Efficiency ratio	56.62%	50.55%	48.46%

	As of December 31,
Common Equity Per Share Data:	2023	2022	2021
Book value per common share (GAAP)	$12.79	$12.23	$11.57
Tangible book value per common share (non-GAAP)	8.79	8.15	7.94

47	2023 Form 10-K

Non-GAAP Reconciliations to GAAP Financial Measures
Adjusted net income for the three years ended December 31, 2023, 2022 and 2021 was computed as follows:

	2023	2022	2021
	(in thousands)
Net income, as reported (GAAP)	$498,511	$568,851	$473,840
Non-GAAP adjustments:
Add: Loss on extinguishment of debt	—	—	8,406
Add: FDIC Special assessment (1)	50,297	—	—
Add: Restructuring charge (2)	9,969	—	—
Add: Provision for credit losses for available for sale securities (3)	5,000	—	—
Add: Non-PCD provision for credit losses (4)	—	41,012	6,210
Add: Merger related expenses (5)	14,133	71,203	8,900
Add: Litigation reserve (6)	3,540	—	2,100
Less: Net gains on sales of office buildings (7)	(6,721)	—	—
Less: Gains on available for sale and held to maturity debt securities, net (8)	(401)	(95)	(545)
Total non-GAAP adjustments to net income	75,817	112,120	25,071
Income tax adjustments related to non-GAAP adjustments (9)	(20,057)	(30,519)	(6,763)
Net income, as adjusted (non-GAAP)	$554,271	$650,452	$492,148

(1) Included in the FDIC insurance expense.
(2) Represents severance expense related to workforce reductions within salary and employee benefits expense.
(3) Included in provision for credit losses for available for sale and held to maturity securities (tax disallowed).
(4) Represents provision for credit losses for non-PCD assets and unfunded credit commitments acquired during the period.
(5) Primarily represents data processing termination costs within technology, furniture and equipment expense for 2023. Merger related expenses were primarily salary and employee benefits expense for 2022 and 2021.
(6) Represents legal reserves and settlement charges included in professional and legal fees.
(7) Included in gains on sale of assets, net within non-interest income.
(8) Included in gains (losses) on securities transactions, net.
(9) Calculated using the appropriate blended statutory tax rate for the applicable period. Certain merger related expenses are non-deductible for tax purposes.
In addition to the items used to calculate net income, as adjusted, in the table above, our net income is, from time to time, impacted by fluctuations in the level of net gains on sales of loans and swap fees recognized from commercial loan customer transactions reported in capital markets fees. These amounts can vary widely from period to period due to, among other factors, the amount of residential mortgage loans originated for sale, loan portfolio sales, and commercial loan customer demand for certain products. See the “Non-Interest Income” section below for more details.
Adjusted annualized return on average assets for the three years ended December 31, 2023, 2022 and 2021 is computed by dividing adjusted net income by average assets, as follows:

	2023	2022	2021
	($ in thousands)
Net income, as adjusted (non-GAAP)	$554,271	$650,452	$492,148
Average assets (GAAP)	$61,065,897	$52,182,310	$41,475,682
Annualized return on average assets, as adjusted (non-GAAP)	0.91%	1.25%	1.19%
Adjusted annualized return on average shareholders' equity for the three years ended December 31, 2023, 2022 and 2021 is computed by dividing adjusted net income by average shareholders' equity, as follows:

2023 Form 10-K	48

	2023	2022	2021
	($ in thousands)
Net income, as adjusted (non-GAAP)	$554,271	$650,452	$492,148
Average shareholders' equity (GAAP)	$6,558,768	$5,985,236	$4,747,745
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	8.45%	10.87%	10.37%
ROATE and adjusted ROATE for the three years ended December 31, 2023, 2022 and 2021 are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	2023	2022	2021
	($ in thousands)
Net income, as reported (GAAP)	$498,511	$568,851	$473,840
Net income, as adjusted (non-GAAP)	$554,271	$650,452	$492,148
Average shareholders’ equity (GAAP)	$6,558,768	$5,985,236	$4,747,745
Less: Average goodwill and other intangible assets (GAAP)	2,047,172	1,944,503	1,457,519
Average tangible shareholders’ equity (non-GAAP)	$4,511,596	$4,040,733	$3,290,226
Annualized ROATE (non-GAAP)	11.05%	14.08%	14.40%
Annualized ROATE, as adjusted (non-GAAP)	12.29%	16.10%	14.96%
The efficiency ratio for the years ended December 31, 2023, 2022 and 2021 was computed as follows:

	2023	2022	2021
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$1,162,691	$1,024,949	$691,542
Less: Loss on extinguishment of debt	—	—	8,406
Less: FDIC Special assessment (1)	50,297	—	—
Less: Restructuring charge (2)	9,969	—	—
Less: Merger related expenses (3)	14,133	71,203	8,900
Less: Litigation reserve (4)	3,540	—	2,100
Less: Amortization of tax credit investments	18,009	12,407	10,910
Total non-interest expense, as adjusted (non-GAAP)	1,066,743	941,339	661,226
Net interest income, as reported (GAAP)	1,665,478	1,655,640	1,209,901
Total non-interest income, as reported (GAAP)	225,729	206,793	155,013
Less: Net gains on sales of office buildings (6)	(6,721)	—	—
Less: Gains on available for sale and held to maturity debt securities transactions, net (5)	(401)	(95)	(545)
Total net interest income and non-interest income, as adjusted (non-GAAP)	$218,607	$206,698	$154,468
Gross operating income, as adjusted (non-GAAP)	$1,884,085	$1,862,338	$1,364,369
Efficiency ratio, (non-GAAP)	56.62%	50.55%	48.46%

(1)Included in the FDIC insurance expense.
(2)Represents severance expense related to workforce reductions within salary and employee benefits expense.
(3)Included primarily within salary and employee benefits expense, technology, furniture and equipment expense, professional and legal fees, and other expense.
(4)Included in professional and legal fees.
(5)Included in gains (losses) on sales of assets, net.
(6)Included in gains (losses) on securities transactions, net.

49	2023 Form 10-K

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding for the two years ended December 31, 2023 and 2022, as follows:

	2023	2022
	($ in thousands, except for share data)
Common shares outstanding	507,709,927	506,374,478
Shareholders’ equity (GAAP)	$6,701,391	$6,400,802
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	2,029,267	2,066,392
Tangible common shareholders’ equity (non-GAAP)	$4,462,433	$4,124,719
Tangible book value per common share (non-GAAP)	$8.79	$8.15
Book value per common share (GAAP)	$12.79	$12.23
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
Annual Period 2023. Net interest income on a tax equivalent basis increased by $10.5 million to $1.7 billion for 2023 as compared to 2022. The increase as compared to 2022 was mostly due to increased yield on loans and loan growth, partially offset by an increase in both the cost of deposits and average time deposits. Interest income on a tax equivalent basis increased $1.2 billion to $3.1 billion for 2023 as compared to 2022. The increase was mostly due to higher yields on both new originations and adjustable rate loans and a $7.4 billion increase in average loan balances driven by organic new loan volumes and, to a lesser extent, a continuation of slower loan prepayments in 2023. Total interest expense increased $1.2 billion to $1.5 billion for 2023 as compared to 2022 primarily due the higher cost of deposits in the rising market interest rate environment and a $7.7 billion increase in time deposits caused by both direct and indirect customer CD growth.
Average interest earning assets totaling $56.5 billion for the year ended December 31, 2023 increased $8.4 billion, or 17.5 percent, as compared to 2022 mainly due to a $7.4 billion increase in average loan balances to $49.4 billion and a $619.5 million increase in average interest bearing cash balances largely due to higher excess cash held overnight as part of our prudent liquidity management navigating the fallout from the bank failures in the first half of 2023. Average loans mainly increased due to organic loan growth in the commercial loan categories over the 12-month period, and, to a much lesser extent, $5.9 billion of loans acquired from Bank Leumi USA on April 1, 2022.
Average interest bearing liabilities increased $9.9 billion to $40.0 billion for the year ended December 31, 2023 as compared to 2022 mainly due to increases of $7.1 billion, $857.3 million and $723.5 million in average time deposits, short-term borrowings and long-term borrowings, respectively. The increases in average time deposits and both short and long-term borrowings were largely due to prudent liquidity management efforts during the first half of 2023, including increased usage of fully FDIC-insured indirect customer CD and successful direct retail CD initiatives. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
Net interest margin on a tax equivalent basis was 2.96 percent for the year ended December 31, 2023 and decreased 49 basis points as compared to 2022. The decrease as compared to 2022 was mostly driven by a 262 basis point increase in the cost of average interest-bearing liabilities which outpaced a 145 basis point increase in the yield on average interest earning assets primarily due to the rapid rise in short-term market interest rates and a prolonged inverted yield curve. The cost of interest-bearing deposits also increased 262 points to 3.55 percent for 2023 as compared to 2022 due to strong competition for customer deposits in a rising market interest rate environment. The yield on average loans increased 149 basis points to 5.85 percent for 2023 as compared to 4.36 percent in 2022 largely due to higher interest rates on new originations and adjustable rate loans. The yields on average taxable and non-taxable investments also increased 57 basis points and 30 basis points, respectively, as compared to 2022 largely due to investment maturities and prepayments redeployed into new higher yielding securities, as well as lower premium amortization expense caused by a decline in prepayments on mortgage-backed securities during 2023. The yield on interest bearing deposits with banks (mainly overnight cash balances held at the FRB of New York) also increased 356 basis points as compared to 2022 due to the high level of short-term interest rates.
Fourth Quarter 2023. Net interest income on a tax equivalent basis totaling $398.6 million for the fourth quarter 2023 decreased $15.1 million and $68.7 million as compared to the third quarter 2023 and fourth quarter 2022, respectively. The decrease as compared to the third quarter 2023 was mainly due to increased interest rates on most interest bearing deposit

2023 Form 10-K	50

products, partially offset by higher loan yields and a decline in average time deposit balances. As a result of the higher cost of deposits, total interest expense increased $20.3 million to $420.9 million for the fourth quarter 2023 as compared to the third quarter 2023. Interest income on a tax equivalent basis increased $5.2 million to $819.5 million for the fourth quarter 2023 as compared to the third quarter 2023. The increase in the fourth quarter 2023 was mostly due to higher yields on both new originations and adjustable rate loans in our portfolio, as well as higher yields on investments, partially offset by a decline in average interest bearing deposits with banks as overnight excess cash liquidity was reduced as compared to the third quarter 2023.
Net interest margin on a tax equivalent basis of 2.82 percent for the fourth quarter 2023 decreased 9 basis points and 75 basis points from 2.91 percent and 3.57 percent, respectively, for the third quarter 2023 and fourth quarter 2022. The decrease as compared to the third quarter 2023 was largely driven by higher interest rates on interest bearing deposits, partially offset by an increase in the yield on average interest earning assets. Our cost of total average deposits was 3.13 percent for the fourth quarter 2023 as compared to 2.94 percent for the third quarter 2023. The overall cost of average interest-bearing liabilities increased by 21 basis points to 4.13 percent for the fourth quarter 2023 as compared to the linked third quarter 2023 primarily driven by the continued rise in market interest rates on deposits. The yield on average interest earning assets increased by 7 basis points to 5.80 basis points on a linked quarter basis largely due to the increased yield of the loan portfolio. The yield on average loans increased to 6.10 percent for the fourth quarter 2023 from 6.03 percent for the third quarter 2023 mostly due to the higher level of market interest rates on new originations and adjustable rate loans.
Based upon our latest model estimates, we anticipate net interest income growth of approximately three to five percent for the full year of 2024 as compared to 2023. While we are optimistic about the possible stabilization of our net interest income during 2024 as compared to the fourth quarter 2023, our forecasts include several uncertain assumptions, including expected interest rate cuts by the FRB and the timing of these actions as part of their monetary policies in 2024. As such, we cannot provide any assurances that our net interest income or margin will remain at the levels reported for the fourth quarter 2023.

51	2023 Form 10-K

The following table reflects the components of net interest income for each of the three years ended December 31, 2023, 2022 and 2021:
ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2023			2022			2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$49,351,861	$2,887,026	5.85%	$41,930,353	$1,828,576	4.36%	$32,816,985	$1,257,489	3.83%
Taxable investments (3)	4,990,942	154,847	3.10	4,628,353	117,184	2.53	3,285,543	63,383	1.93
Tax-exempt investments (1)(3)	616,555	25,703	4.17	586,956	22,687	3.87	464,833	14,830	3.19
Interest bearing deposits with banks	1,541,170	76,809	4.98	921,719	13,064	1.42	1,660,454	1,738	0.10
Total interest earning assets	56,500,528	3,144,385	5.57	48,067,381	1,981,511	4.12	38,227,815	1,337,440	3.50
Allowance for loan losses	(452,713)			(442,068)			(349,877)
Cash and due from banks	395,895			386,399			279,578
Other assets	4,805,711			4,254,389			3,285,731
Unrealized gains (losses) on securities available for sale, net	(183,524)			(83,791)			32,435
Total assets	$61,065,897			$52,182,310			$41,475,682
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$23,228,453	$739,025	3.18%	$22,652,502	$186,709	0.82%	$18,223,279	$42,879	0.24%
Time deposits	12,704,775	535,749	4.22	5,009,302	69,691	1.39	4,574,337	25,094	0.55
Total interest bearing deposits	35,933,228	1,274,774	3.55	27,661,804	256,400	0.93	22,797,616	67,973	0.30
Short-term borrowings	1,881,700	94,869	5.04	1,024,352	17,453	1.70	891,908	5,374	0.60
Long-term borrowings	2,227,578	103,770	4.66	1,504,111	47,190	3.14	1,897,343	50,978	2.69
Total interest bearing liabilities	40,042,506	1,473,413	3.68	30,190,267	321,043	1.06	25,586,867	124,325	0.49
Non-interest bearing deposits	12,558,441			14,789,661			10,441,816
Other liabilities	1,906,182			1,217,146			699,254
Shareholders’ equity	6,558,768			5,985,236			4,747,745
Total liabilities and shareholders’ equity	$61,065,897			$52,182,310			$41,475,682
Net interest income/interest rate spread (5)		1,670,972	1.89%		1,660,468	3.06%		1,213,115	3.01%
Tax equivalent adjustment		(5,494)			(4,828)			(3,214)
Net interest income, as reported		$1,665,478			$1,655,640			$1,209,901
Net interest margin (6)			2.95%			3.44%			3.16%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			2.96%			3.45%			3.17%

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
(6)Net interest income as a percentage of total average interest earning assets.

2023 Form 10-K	52

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2023 Compared to 2022			2022 Compared to 2021
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$361,377	$697,073	$1,058,450	$381,416	$189,671	$571,087
Taxable investments	9,714	27,949	37,663	30,492	23,309	53,801
Tax-exempt investments*	1,179	1,837	3,016	4,353	3,504	7,857
Federal funds sold and other interest bearing deposits	13,437	50,308	63,745	(1,105)	12,431	11,326
Total increase in interest income	385,707	777,167	1,162,874	415,156	228,915	644,071
Interest expense:
Savings, NOW and money market deposits	4,867	547,448	552,315	12,731	131,099	143,830
Time deposits	200,705	265,353	466,058	2,600	41,997	44,597
Short-term borrowings	23,174	54,242	77,416	908	11,171	12,079
Long-term borrowings and junior subordinated debentures	28,178	28,402	56,580	(11,545)	7,757	(3,788)
Total increase in interest expense	256,924	895,445	1,152,369	4,694	192,024	196,718
Increase (decrease) in net interest income	$128,783	$(118,278)	$10,505	$410,462	$36,891	$447,353

*    Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate.
Non-Interest Income
Non-interest income represented 6.7 percent and 9.5 percent of total interest income plus non-interest income for 2023 and 2022, respectively. For the year ended December 31, 2023, non-interest income increased $18.9 million as compared to the year ended December 31, 2022 mainly attributable to higher wealth management and trust fees income, net gains on sales of assets, increases in service charges on deposit accounts and changes in the fair value of equity securities. These increases were partially offset by a decrease in capital markets income. See further details below.
The following table presents the components of non-interest income for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
	(in thousands)
Wealth management and trust fees	$44,158	$34,709	$14,910
Insurance commissions	11,116	11,975	7,810
Capital markets	41,489	52,362	27,377
Service charges on deposit accounts	41,306	36,930	21,424
Gains (losses) on securities transactions, net	1,104	(1,230)	1,758
Fees from loan servicing	10,670	11,273	11,651
Gains on sales of loans, net	6,054	6,418	26,669
Gains on sales of assets, net	6,809	897	901
Bank owned life insurance	11,843	8,040	8,817
Other	51,180	45,419	33,696
Total non-interest income	$225,729	$206,793	$155,013

53	2023 Form 10-K

Wealth management and trust fees income increased by $9.4 million for the year ended December 31, 2023 as compared to 2022. The increase was largely driven by increased brokerage commissions from higher trading volume and additional asset management fee income related to our broker dealer subsidiary, Valley Financial Management, Inc., acquired on April 1, 2022 in connection with the acquisition of Bank Leumi USA. Brokerage fees totaled $19.1 million for the year ended December 31, 2023 and $13.1 million for the same period in 2022.
Insurance commissions decreased $859 thousand for the year ended December 31, 2023 as compared to the same period in 2022 mostly due to lower business volume generated from the Bank's title insurance agency subsidiary.
Capital markets income decreased $10.9 million for the year ended December 31, 2023 as compared to 2022 mainly due to a decline in the volume of interest rate swap transactions executed for commercial customers. This decrease was partially offset by a $2.2 million increase in syndication and participation fees for the year ended December 31, 2023 as compared to the same period in 2022.
Service charges on deposit accounts increased $4.4 million for the year ended December 31, 2023 as compared to 2022 largely due to the additional deposit accounts acquired from Bank Leumi USA on April 1, 2022. During the fourth quarter 2023, the increase in fees was partially offset by certain transactional fees waived for customers around the time of our core system conversion in October 2023.
The net gains and losses on securities transactions for the years ended December 31, 2023 and 2022 were partially related to municipal bond trading activities. The net gain on securities transactions for the year ended December 31, 2023 also includes an $869 thousand gain on the sale of a previously impaired corporate bond issued by Signature Bank. See Note 4 for additional details.
Net gains on sales of assets increased $5.9 million for the year ended December 31, 2023 as compared to 2022 largely due to the sale of two non-branch offices located in Wayne, New Jersey in the third quarter 2023.
Net gains on sales of loans decreased $364 thousand for the year ended December 31, 2023 as compared to 2022 mostly due to lower loan sale volumes as we continued to retain a higher percentage of new loan volumes in 2023. Our ability to generate net gains on sales of loans could continue to be challenged by several factors, including higher market interest rates, lower customer demand for conforming loan products and our decision to originate certain residential mortgage loans for investment in our loan portfolio rather than sale. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.
Bank owned life insurance income increased $3.8 million for the year ended December 31, 2023 as compared to 2022 due to income and increases in market value of the underlying investment securities, including income from bank owned life insurance assets acquired from Bank Leumi USA on April 1, 2022.
Other non-interest income increased $5.8 million for the year ended December 31, 2023 as compared to 2022 due to a $4.1 million increase in the fair value of equity securities and a $2.0 million increase in credit card fee income.
Through organic and acquisitive efforts, we have developed a robust suite of fee income product and service offerings for our growing customer base, including recent enhancements of our treasury management offerings to commercial customers expected to help us generate additional fee income and attract new customers. During 2024, we will continue to focus on growing our differentiated revenues within non-interest income and have targeted 5 to 7 percent growth in total non-interest income as compared to $225.7 for the year ended December 31, 2023.
Non-Interest Expense
Non-interest expense increased $137.7 million to $1.2 billion for the year ended December 31, 2023 as compared to 2022 mainly driven by a $65.3 million increase in the FDIC insurance assessment expense, organic and acquired growth in our operations, ongoing technology transformation efforts and merger related expenses. See further details below.

2023 Form 10-K	54

The following table presents the components of non-interest expense for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
		(in thousands)
Salary and employee benefits expense	$563,591	$526,737	$375,865
Net occupancy expense	101,470	94,352	79,355
Technology, furniture and equipment expense	150,708	161,752	89,221
FDIC insurance assessment	88,154	22,836	14,183
Amortization of other intangible assets	39,768	37,825	21,827
Professional and legal fees	80,567	82,618	38,432
Loss on extinguishment of debt	—	—	8,406
Amortization of tax credit investments	18,009	12,407	10,910
Other	120,424	86,422	53,343
Total non-interest expense	$1,162,691	$1,024,949	$691,542
Salary and employee benefits expense increased $36.9 million for the year ended December 31, 2023 as compared to 2022 primarily driven by (i) higher headcount from the Bank Leumi USA acquisition and organic growth in our operations, (ii) $10.0 million of restructuring charges, consisting of severance expense related to workforce reductions, and (iii) inflationary pressures on our overall labor costs. These increases were partially offset by lower merger related costs, which totaled approximately $4.1 million and $29.5 million for the years ended December 31, 2023 and 2022, respectively, related to the Bank Leumi USA acquisition.
Net occupancy expenses increased $7.1 million for the year ended December 31, 2023 as compared to 2022 mainly due to increases in rent expense and depreciation expense (mostly related to leasehold improvements) totaling $7.7 million and $2.2 million, respectively, caused by additional branches and office facilities. Building repair expense decreased $1.4 million during the year ended December 31, 2023 as compared to 2022. The merger related expenses within this category totaled $1.5 million for the year ended December 31, 2022.
Technology, furniture and equipment expense decreased $11.0 million for the year ended December 31, 2023 as compared to 2022. The decrease was largely due to a decline in merger related expenses, partially offset by higher data processing expense. Within this expense category, merger related expenses totaled $10.0 million for the year ended December 31, 2023 as compared to $34.2 million for the year ended December 31, 2022. The merger expenses mainly related to the termination of certain technology contracts for both respective periods.
FDIC insurance assessment expense increased $65.3 million for the year ended December 31, 2023 as compared to 2022 mainly due to a $50.3 million special assessment to recover losses in the Deposit Insurance Fund from protecting uninsured depositors following the Silicon Valley Bank and Signature Bank failures. The remaining increase related to growth in our balance sheet, and a two basis point increase in the initial base rate effective for 2023.
Amortization of other intangibles increased $1.9 million for the year ended December 31, 2023 as compared to 2022 mainly due to higher amortization expense of core deposits and other intangible assets resulting from the Bank Leumi USA acquisition, partially offset by lower amortization expense of mortgage serving rights. See Note 8 to the consolidated financial statements for additional information.
Professional and legal fees decreased $2.1 million for the year ended December 31, 2023 as compared to 2022 mainly due to lower consulting and legal expenses. The overall decrease was partially offset by a $3.5 million charge for legal settlements which were recognized during the fourth quarter of 2023. Within the category, merger related expenses (related to the Bank Leumi USA acquisition) totaled $11.5 million for the year ended December 31, 2022.
Other non-interest expense increased $34.0 million for the year ended December 31, 2023 as compared to 2022 primarily due to increased interest charges on collateral related to derivative transactions, as well as general increases in travel costs, advertising expense and several other categories caused by our acquired and organic growth in operations.
Exclusive of the anticipated shortfall FDIC special assessment discussed in the "Subsequent Events" section of this MD&A, we expect non-interest expense in 2024 to increase 4 to 6 percent as compared to 2023 based upon several factors, including operational growth and other inflationary factors expected to be experienced in 2024, net of the benefits from our continued efforts to optimize core processes and expenses.

55	2023 Form 10-K

Income Taxes
Income tax expense was $179.8 million for the year ended December 31, 2023, reflecting an effective tax rate of 26.5 percent, as compared to $211.8 million for the year ended December 31, 2022, reflecting an effective tax rate of 27.1 percent. The decrease in income tax expense during 2023 as compared to 2022 was mainly attributable to a larger investment in tax credits and lower pre-tax income. The Coronavirus Aid, Relief, and Economic Security (CARES) Act, as amended, did not have a material impact on our reported income tax expense for the years ended December 31, 2023 and 2022.
Our uncertain tax liability positions totaled $30.4 million at both December 31, 2023 and 2022 and solely relate to certain tax credits and other tax benefits previously recognized by Valley, where subsequently, a third-party fraud was uncovered by the U.S. Department of Justice in 2018.
GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will be approximately 27 percent for 2024.
See additional information regarding our income taxes under our “—Critical Accounting Estimates” section above, as well as Note 13 to the consolidated financial statements.
Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes, return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments. Prior to the second quarter 2022, Valley had three operating segments: Consumer Lending, Commercial Lending, and Investment Management. Valley re-evaluated its segment reporting during the second quarter 2022 to consider the Bank Leumi USA acquisition on April 1, 2022 along with other factors, including changes in the internal structure of operations, discrete financial information reviewed by key decision-makers, balance sheet management strategies and personnel. There were no changes to Valley’s reportable segments during 2023.
The accounting for each operating segment and Treasury and Corporate Other includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under GAAP. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to those of any other financial institution. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.
See Note 21 to the consolidated financial statements for additional information.

2023 Form 10-K	56

The following tables present the financial data for Valley's operating segments, and Treasury and Corporate Other for the year ended December 31, 2023 and 2022:

	December 31, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,892,563	$40,459,298	$7,148,667	$56,500,528
Income (loss) before income taxes	34,552	891,484	(247,704)	678,332
Return on average interest earning assets (before tax)	0.39%	2.20%	(3.47)%	1.20%

	December 31, 2022
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$8,133,665	$33,796,688	$6,137,028	$48,067,381
Income (loss) before income taxes	64,753	787,047	(71,133)	780,667
Return on average interest earning assets (before tax)	0.80%	2.33%	(1.16)%	1.62%
Consumer Banking Segment. The Consumer Banking segment represented 18.0 percent of the total loan portfolio at December 31, 2023, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.1 percent of our total loan portfolio at December 31, 2023) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (representing 3.2 percent of total loans at December 31, 2023) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, brokerage, insurance and tax credit advisory services.
Consumer Banking’s average interest earning assets increased $758.9 million to $8.9 billion for the year ended December 31, 2023 as compared to 2022. The increase was largely due to new residential mortgage loan volumes originated for investment rather than sale over the last 12-month period, as well as growth in home equity loans and secured personal lines of credit.
Income before income taxes generated by the Consumer Banking segment decreased $30.2 million to $34.6 million for the year ended December 31, 2023 as compared to $64.8 million for the year ended December 31, 2022. The decrease was mainly driven by lower net interest income. Net interest income decreased $79.3 million as compared to the same period in 2022 mainly due to the increase in our cost of funds outpacing the yield on the loan portfolio during 2023. The decline in net interest income was partially offset by a $30.2 million increase in non-interest income coupled with a lower provision for loan losses and internal transfer expense. The increase in non-interest income was mainly driven by increases in wealth management and trust fees and service charges on deposit accounts partially driven by a full year of growth in such services from our acquisition of Bank Leumi USA on April 1, 2022. The provision for loan losses decreased $14.7 million for the year ended December 31, 2023 from $20.9 million for the same period in 2022 mainly due to moderate credit loss experience in the consumer loan portfolio and improved economic outlook since December 31, 2022. See further details in the “Allowance for Credit Losses” section of this MD&A.
Net interest margin on the Consumer Banking portfolio decreased 113 basis points to 1.62 percent for the year ended December 31, 2023 as compared to 2022 mainly due to a 192 basis point increase in the costs associated with our funding sources, partially offset by a 79 basis point increase in the yield on average loans. The increase in our funding costs was mainly driven by higher interest rates on most of interest bearing direct and indirect customer deposit products, as well as adjustable rate and new other borrowings utilized during 2023. The 79 basis point increase in loan yield was largely due to higher yielding new loan volumes and adjustable rate loans in our portfolio. See the “Executive Summary” and the “Net Interest Income” sections above for more details on our net interest margin and funding sources.
The return on average interest earning assets before income taxes for the Consumer Banking segment was 0.39 percent for 2023 compared to 0.80 percent for 2022.

57	2023 Form 10-K

Commercial Banking Segment. The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $9.2 billion and represented 18.4 percent of the total loan portfolio at December 31, 2023. Commercial real estate loans and construction loans totaled $32.0 billion and represented 63.7 percent of the total loan portfolio at December 31, 2023.
Average interest earning assets in Commercial Banking segment increased $6.7 billion to $40.5 billion for the year ended December 31, 2023 as compared to the same period in 2022. This increase was primarily due to organic loan growth, especially in the commercial real estate portfolio over the 12-month period ended December 31, 2023, as well as average balances related to loans acquired from Bank Leumi USA on April 1, 2022.
For the year ended December 31, 2023, income before income taxes for Commercial Banking increased $104.4 million to $891.5 million as compared to 2022 mainly due to an increase in net interest income, partially offset by lower non-interest income and higher non-interest expense. Net interest income increased $147.4 million to $1.5 billion for the year ended December 31, 2023 as compared to 2022 primarily due to higher average commercial loan balances and higher interest rates on new and adjustable loans. Non-interest income decreased $27.8 million to $51.9 million for the year ended December 31, 2023 as compared to 2022 mainly due to a decline in the volume of interest rate swap transactions executed for commercial loan customers. Non-interest expense increased $22.1 million to $141.0 million for the year ended December 31, 2023 as compared to 2022 mainly due to acquired and organic growth in our commercial operations. See further details in the “—Non-Interest Income’ and “—Non-Interest Expense” sections of this MD&A.
The net interest margin for this segment decreased 29 basis points to 3.71 percent for the year ended December 31, 2023 as compared to the same period in 2022 due to a 192 basis point increase in the cost of our funding sources, partially offset by a 163 basis point increase in the yield on average loans.
The return on average interest earning assets before income taxes for the commercial banking segment was 2.20 percent for 2023 compared to 2.33 percent for 2022.
Treasury and Corporate Other. Treasury and Corporate Other largely consists of the Treasury managed HTM and AFS debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to the Consumer Banking and Commercial Banking segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each operating segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average interest earning assets and/or liabilities outstanding for the period. Other items disclosed in Treasury and Corporate Other include net gains and losses on AFS and HTM securities transactions, interest expense related to subordinated notes, amortization of tax credit investments, as well as other non-core items, including merger, restructuring and FDIC special assessment charges.
Treasury and Corporate Other's average interest earning assets increased $1.0 billion to $7.1 billion for the year ended December 31, 2023 as compared to 2022 mainly due to higher excess interest-bearing cash liquidity held during 2023, investment securities acquired from Bank Leumi USA, and, to a much lesser extent, purchases of new investment securities over the last 12-month period. Average interest bearing deposits with banks increased $619.5 million as compared to 2022 mainly due to additional cash held as a cautionary liquidity management measure starting in March 2023 and winding down to relatively normal levels in the third quarter 2023.
For the year ended December 31, 2023, loss before income taxes in this segment totaled $247.7 million for the year ended December 31, 2023 compared to $71.1 million for 2022. The $176.6 million increase in pre-tax loss was mainly due to a higher non-interest income expense combined with a decrease in net interest income related to our Treasury managed investment securities portfolio. Non-interest expense increased $106.2 million to $939.1 million for the year ended December 31, 2023 as compared to the same period in 2022 largely due to a $65.3 million increase in the FDIC insurance assessment expense, including a $50.3 million special assessment assessed in the fourth quarter 2023, and additional expenses related to our expanded banking operations and organic business growth, including higher salary and employee benefits expense, occupancy expenses, travel and other general expenses. See further details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A. Provision for credit losses increased $4.1 million mainly due to a corporate bond issued by one failed bank within our AFS debt securities portfolio that was fully charged-off during 2023. Internal transfer income decreased $24.5

2023 Form 10-K	58

million to $588.2 million for the year ended December 31, 2023 as compared to the same period in 2022 due to lower allocations of the overhead expense to the Consumer Banking and Commercial Banking segments over the same period.
Treasury and Corporate Other's net interest margin decreased 81 basis points to 1 percent for the year ended December 31, 2023 as compared to the same period in 2022 due to a 192 basis point increase in cost of our funding source, partially offset by a 111 basis point increase in the yield on average investments. The increased yield on average investments as compared to the same period in 2022 was largely driven by new higher yielding investments and a reduction in premium amortization expense mostly caused by slower principal repayments in the rising interest rate environment.
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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of December 31, 2023. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of December 31, 2023. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2023. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2023, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during 2023. The model utilizes an immediate parallel shift in the market interest rates at December 31, 2023.
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

59	2023 Form 10-K

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$104,684	6.03%
+200	71,034	4.09
+100	37,440	2.16
- 100	(31,903)	(1.84)
- 200	(67,207)	(3.87)
- 300	(102,062)	(5.88)
As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to decrease net interest income over the next 12-month period by 1.84 percent. Management believes the interest rate sensitivity remains within an expected tolerance range at December 31, 2023. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2023. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.
INTEREST RATE SENSITIVITY ANALYSIS

	2024	2025	2026	2027	2028	Thereafter	Total Balance
	($ in thousands)
Interest sensitive assets:
Available for sale debt securities	$116,206	$237,990	$54,086	$200,915	$46,566	$640,813	$1,296,576
Held to maturity debt securities	347,488	263,908	258,151	190,179	174,968	2,505,719	3,740,413
Loans and loans held for sale	27,249,565	4,594,823	4,402,675	3,509,544	3,227,938	7,256,390	50,240,935
Other interest earning assets	611,108	—	—	—	—	—	611,108
Total interest sensitive assets	$28,324,367	$5,096,721	$4,714,912	$3,900,638	$3,449,472	$10,402,922	$55,889,032
Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	$24,526,622	$—	$—	$—	$—	$—	$24,526,622
Time	12,332,120	582,428	176,543	36,192	21,992	27,449	13,176,724
Short-term borrowings	917,834	—	—	—	—	—	917,834
Long-term borrowings	165,000	724,804	—	900,000	—	538,571	2,328,375
Junior subordinated debentures	—	—	—	—	—	57,108	57,108
Total interest sensitive liabilities	$37,941,576	$1,307,232	$176,543	$936,192	$21,992	$623,128	$41,006,663
Interest sensitivity gap	$(9,617,209)	$3,789,489	$4,538,369	$2,964,446	$3,427,480	$9,779,794	$14,882,369
Ratio of interest sensitive assets to interest sensitive liabilities	0.75:1	3.9:1	26.71:1	4.17:1	156.85:1	16.69:1	1.36:1
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2023 based on the contractual maturities, adjusted for anticipated prepayments of principal (including anticipated call dates on long-term borrowings and junior subordinated debentures) and scheduled rate adjustments. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual repayments of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. While all non-maturity deposit liabilities are reflected in the 2024 column in the table above, management controls the re-pricing of the vast majority of the interest-bearing instruments within these liabilities.

2023 Form 10-K	60

The total gap re-pricing within one year as of December 31, 2023 was a negative $9.6 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 0.75:1. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2023. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one-year gap position as of December 31, 2023 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases or liquidity and cash requirements (discussed in the section below).
Liquidity and Cash Requirements
Bank Liquidity. Liquidity measures Valley’s ability to satisfy its current and future cash flow needs. Our objective is to have liquidity available to fulfill loan demands, repay deposits and other liabilities, and execute balance sheet strategies in all market conditions while adhering to internal controls and income targets. Valley’s liquidity program is managed by the Treasury Department and routinely monitored by the Asset and Liability Management Committee and two board committees. Among other actions, Treasury actively monitors Valley's current liquidity profile, sources and stability of funding, availability of assets for pledging or sale, opportunities to gather additional funds, and anticipated future funding needs, including the level of unfunded commitments.
The Bank adheres to certain internal liquidity measures including ratios of loans to deposits below 110 percent and wholesale funding to total funding below 25 percent, as summarized in the table below. Management maintains flexibility to temporarily exceed these thresholds in certain operating environments. The Bank was in compliance with the foregoing policies at December 31, 2023.
The following table presents Valley's loan to deposits and wholesale funding to total funding ratios at December 31, 2023 and 2022:

	2023	2022

Loans to deposits	102.0%	98.5%
Wholesale funding to total funding	19.5	13.8
At December 31, 2023, the Bank had various contractual obligations totaling $17.0 billion and $13.5 billion of maturing liabilities due in 12 months or less and greater than 1 year included in the table below.
The following table summarizes maturities of contractual obligations of the Bank at December 31, 2023:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Time deposits	$12,332,120	$758,971	$58,184	$27,449	$13,176,724
Short-term borrowings	917,834	—	—	—	917,834
Long-term borrowings	165,000	724,804	900,000	565,000	2,354,804
Junior subordinated debentures issued to capital trusts	—	—	—	60,827	60,827
Lease obligations	50,533	97,857	86,883	168,508	403,781
Capital expenditures	27,626	—	—	—	27,626
Other purchase obligations	46,270	31,251	9,064	628	87,213
Total	$13,539,383	$1,612,883	$1,054,131	$822,412	$17,028,809
In the ordinary course of operations, the Bank enters into various financial obligations, including contractual obligations that may require future cash payments. As a financial services provider, we routinely enter into commitments to extend credit, including loan commitments, standby and commercial letters of credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Bank. We enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Bank's commitments to fund the loans, as well as on its portfolio of mortgage loans held for sale. Commitments to extend credit and standby letters of credit are subject to change since many of these commitments are expected to expire unused or only partially used based upon our historical experience; as such, the total amounts of these

61	2023 Form 10-K

commitments do not necessarily reflect future cash requirements. At December 31, 2023, our off-balance sheet commitments totaled $13.3 billion, inclusive of commitments of $7.4 billion due in 12 months or less. See Note 15 to the consolidated financial statements for further details.
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
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York) and other sources. The following table summarizes Valley's sources of liquid assets:

	2023	2022
	(in thousands)
Cash and due from banks	$284,090	$444,325
Interest bearing deposits with banks	607,135	503,622
Trading debt securities	3,973	13,438
Held to maturity debt securities (1)	194,094	177,614
Available for sale debt securities (2)	1,296,576	1,261,397
Loans held for sale	30,640	18,118
Total liquid assets	$2,416,508	$2,418,514

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.
(2)     Includes approximately $840.3 million and $333.3 million of various investment securities that were pledged to counterparties to support our earning asset funding strategies at December 31, 2023 and 2022, respectively.
Total liquid assets represented 4.3 percent and 4.6 percent of interest earning assets at December 31, 2023 and 2022, respectively.
Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At December 31, 2023, estimated cash inflows from total loans are projected to be approximately $12.8 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $384.0 million in principal payments from securities in the total investment portfolio at December 31, 2023 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $37.6 billion and $38.1 billion for the years ended December 31, 2023 and 2022, respectively, representing 66.6 percent and 79.2 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.
In addition to customer deposits, the Bank has access to readily available borrowing sources to supplement its current and projected funding needs. The following table presents short-term borrowings outstanding at December 31, 2023 and 2022:

	2023	2022

FHLB advances	$850,000	$24,035
Securities sold under agreements to repurchase	67,834	114,694
Total short-term borrowings	$917,834	$138,729

2023 Form 10-K	62

The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at December 31, 2023 and 2022:

	2023	2022
	(in thousands)
FHLB borrowing capacity*	$13,604,000	$6,891,000
Unused FRB discount window*	8,530,000	2,099,000
Unused federal funds lines available from commercial banks	2,140,000	1,940,000
Unencumbered investment securities	1,129,000	3,502,000
Total	$25,403,000	$14,432,000

*     Used and unused FHLB and FRB borrowings are collateralized by certain pledged securities, including but not limited to U.S. government and agency mortgage-backed securities and blanket qualifying first lien on certain real estate and residential mortgage secured loans.
Additionally, the Federal Reserve established the Bank Term Funding Program on March 12, 2023 as a funding source for eligible depository institutions. The Program can provide short-term liquidity (up to one year) against the par value of certain high-quality collateral, such as U.S. Treasury securities, and eliminate the potential need for an institution to sell those securities in times of stress. Advances under the Program can be requested until March 11, 2024. Valley had no outstanding borrowings under the Program at December 31, 2023.
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
Investment Securities Portfolio
As of December 31, 2023, our investment securities portfolio consisted of equity and debt securities, with the debt securities classified as either trading, AFS or HTM. The AFS and HTM debt securities portfolios, which comprise the majority of the securities we own, include: U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds. Among other securities, our AFS debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consisted of two publicly traded mutual funds, CRA investments and several other equity investments we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities. We also have trading securities consisting of U.S. Treasury securities; and U.S. Treasury securities and municipal bonds at December 31, 2023 and 2022, respectively.
The primary purpose of our HTM and AFS investment portfolios is to provide a source of earnings and liquidity, as well as serve as a tool for managing interest rate risk. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components. See additional information under “Interest Rate Sensitivity,” “Liquidity and Cash Requirements” and “Capital Adequacy” sections elsewhere in this MD&A.
We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities, change the composition of

63	2023 Form 10-K

our investment securities portfolio, and change the proportion of investments primarily made into the AFS and HTM debt securities portfolios.
Investment securities at December 31, 2023 and 2022 were as follows:

	2023	2022
	(in thousands)
Equity securities	$64,464	$48,731
Trading debt securities	3,973	13,438
Available for sale debt securities
U.S. Treasury securities	288,157	279,498
U.S. government agency securities	23,702	26,964
Obligations of states and political subdivisions:
Obligations of states and state agencies	47,695	10,406
Municipal bonds	143,995	136,405
Total obligations of states and political subdivisions	191,690	146,811
Residential mortgage-backed securities	626,572	629,818
Corporate and other debt securities	166,455	178,306
Total available for sale debt securities	1,296,576	1,261,397
Total investment securities (fair value)	$1,365,013	$1,323,566
Held to maturity debt securities
U.S. Treasury securities	$26,232	$66,911
U.S. government agency securities	305,996	260,392
Obligations of states and political subdivisions:
Obligations of states and state agencies	88,556	99,238
Municipal bonds	316,914	381,060
Total obligations of states and political subdivisions	405,470	480,298
Residential mortgage-backed securities	2,885,303	2,909,106
Trust preferred securities	37,062	37,043
Corporate and other debt securities	80,350	75,234
Total investment securities held to maturity (amortized cost)	$3,740,413	$3,828,984
Allowance for credit losses	1,205	1,646
Total investment securities held to maturity, net of allowance for credit losses	3,739,208	3,827,338
Total investment securities	$5,104,221	$5,150,904
At December 31, 2023, we had $2.9 billion and $626.6 million of residential mortgage-backed securities classified as HTM and AFS, respectively. Approximately 47.6 percent, 31.4 percent and 21.0 percent of our total residential mortgage-backed securities portfolio were issued and guaranteed by Fannie Mae, Ginnie Mae and Freddie Mac, respectively, at December 31, 2023.

2023 Form 10-K	64

The following table presents the weighted-average yields, calculated on a yield-to-maturity basis, on the remaining contractual maturities (unadjusted for expected prepayments) of held to maturity debt securities at December 31, 2023:

	0-1 year	1-5 years	5-10 years	Over 10 years	Total
Held to maturity debt securities
U.S. Treasury securities	—%	3.71%	—%	—%	3.71%
U.S. government agency securities	—	—	4.88	3.34	3.69
Obligations of states and political subdivisions: (1)
Obligations of states and state agencies	3.24	—	4.54	4.87	4.68
Municipal bonds	4.84	3.83	2.35	3.90	3.71
Total obligations of states and political subdivisions	4.21	3.83	2.87	4.12	3.92
Residential mortgage-backed securities (2)	7.05	2.86	1.94	2.88	2.87
Trust preferred securities	—	8.12	7.75	7.93	7.90
Corporate and other debt securities	3.99	3.53	4.94	—	3.96
Total	4.14%	3.65%	3.88%	3.06%	3.13%

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
Allowance for Credit Losses and Impairment Analysis
Available for sale debt securities. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes.
We have evaluated all AFS debt securities that are in an unrealized loss position as of December 31, 2023 and December 31, 2022 and determined that the declines in fair value are mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. During the first quarter 2023, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in both a provision for credit losses and full charge-off of the security totaling $5.0 million based on a comparison of the present value of expected cash flows to the amortized cost. The bond was subsequently sold in the fourth quarter 2023 and resulted in a $869 thousand gain. There was no other impairment recognized within the AFS debt securities portfolio during the years ended December 31, 2023, 2022 and 2021.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of our amortized cost basis. None of the AFS debt securities were past due as of December 31, 2023 and there was no allowance for credit losses for AFS debt securities at December 31, 2023 and 2022.
Held to maturity debt securities. As discussed further in Note 4 to the consolidated financial statements, Valley estimates the expected credit losses on HTM debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the HTM portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss

65	2023 Form 10-K

expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. HTM debt securities were carried net of an allowance for credit losses totaling $1.2 million and $1.6 million at December 31, 2023 and 2022, respectively. There were no net charge-offs of HTM debt securities during the years ended December 31, 2023, 2022 and 2021.
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
The following table presents available for sale and held to maturity debt investment securities by investment grades at December 31, 2023.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades:*
AAA Rated	$1,075,741	$747	$(110,907)	$965,581
AA Rated	150,038	—	(22,970)	127,068
A Rated	22,129	—	(2,564)	19,565
BBB Rated	94,366	—	(4,825)	89,541
Not rated	112,165	—	(17,344)	94,821
Total	$1,454,439	$747	$(158,610)	$1,296,576
Held to maturity investment grades:*
AAA Rated	$3,349,758	$6,286	$(420,375)	$2,935,669
AA Rated	213,761	364	(9,896)	204,229
A Rated	3,955	1	(106)	3,850
BBB Rated	6,000	—	(486)	5,514
Non-investment grade	5,330	—	(803)	4,527
Not rated	161,609	—	(13,086)	148,523
Total	$3,740,413	$6,651	$(444,752)	$3,302,312

*    Rated using external rating agencies. Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA and AA rated categories of both the AFS and HTM debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continued to be driven by the rising interest rate environment during most of 2023.
The investment securities AFS and HTM debt securities included $112.2 million and $161.6 million, respectively, of investments not rated by the rating agencies with aggregate unrealized losses of $17.3 million and $13.1 million, respectively, at December 31, 2023. The unrealized losses within non-rated AFS debt securities mostly related to several large corporate bonds negatively impacted by higher interest rates during 2023, and not changes in underlying credit. The unrealized losses within non-rated HTM debt securities mostly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.1 million.
See Note 4 to the consolidated financial statements for additional information regarding our investment securities portfolio.

2023 Form 10-K	66

Loan Portfolio
The following table reflects the composition of the loan portfolio for the years indicated.

	At December 31,
	2023	2022
	($ in thousands)
Commercial and industrial	$9,230,543	$8,804,830
Commercial real estate:
Commercial real estate	28,243,239	25,732,033
Construction	3,726,808	3,700,835
Total commercial real estate	31,970,047	29,432,868
Residential mortgage	5,569,010	5,364,550
Consumer:
Home equity	559,152	503,884
Automobile	1,620,389	1,746,225
Other consumer	1,261,154	1,064,843
Total consumer loans	3,440,695	3,314,952
Total loans *	$50,210,295	$46,917,200
As a percent of total loans:
Commercial and industrial	18.4%	18.8%
Commercial real estate	63.7	62.7
Residential mortgage	11.1	11.4
Consumer loans	6.8	7.1
Total	100%	100%

*    Includes net unearned discount and deferred loan fees of $85.4 million and $120.5 million at December 31, 2023 and 2022, respectively. Net unearned discounts and deferred loans fees include the non-credit discount on PCD loans.
Total loans increased by $3.3 billion, or 7.0 percent to $50.2 billion at December 31, 2023 from December 31, 2022 mainly as a result of well-controlled organic loan growth in the commercial real estate and most other loan categories. Loans held for sale are presented separately from total loans on the consolidated statements of financial condition totaled $30.6 million and $18.1 million at December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we transferred a non-performing construction loan totaling $10.0 million, net of $4.2 million charge-offs from the held for investment loan portfolio to loans held for sale. See Note 3 for additional information regarding loans held for sale.
Commercial and industrial loans increased $425.7 million to $9.2 billion at December 31, 2023 from December 31, 2022. The organic and diverse growth was mainly a result of new loan volumes from our pre-existing long-term customer base, as well as the continued efforts of our commercial banking relationship teams.
Commercial real estate loans (excluding construction loans) increased $2.5 billion to $28.2 billion at December 31, 2023 from December 31, 2022, mainly reflecting new originations across our geographic market areas. Our organic approach to growth is a balance of loan production through expansion of lending with our existing clients and establishing new relationships with key players in our marketplaces. Overall, commercial real estate loans are well-diversified across our footprint areas in Florida, Alabama, New Jersey, New York and Manhattan with a combined weighted average loan to value ratio of 57 percent and debt service coverage ratio of 1.67.
Construction loans increased only $26.0 million to $3.7 billion at December 31, 2023 from December 31, 2022 due to highly selective underwriting of new projects in 2023 and advances on both new and pre-existing projects being partially offset by the migration of completed projects to permanent financing.
Residential mortgage loans totaled $5.6 billion at December 31, 2023 and increased $204.5 million from December 31, 2022 primarily due to continued retention of a higher percentage of new loan volumes for investment rather than for sale, combined with lower prepayment activity. New and refinanced residential mortgage loan originations totaled $649.9 million for the year ended December 31, 2023 as compared to $1.7 billion in 2022. During 2023, we retained approximately 69 percent of the total residential mortgages originations in our held for investment loan portfolio. The volume of primarily new loan

67	2023 Form 10-K

applications has continued to be relatively low in the early stages of the first quarter 2024 largely due to the higher level of mortgage interest rates and this may continue to challenge our ability to grow this loan category.
Consumer loans increased $125.7 million to $3.4 billion at December 31, 2023 from December 31, 2022 mainly due to increases in other consumer and home equity, partially offset by lower volumes of automobile loans. Other consumer loans increased $196.3 million to $1.3 billion at December 31, 2023 as compared to 2022 primarily due to solid demand and utilization of collateralized personal lines of credit during the first half of 2023 and slowing in the latter half of 2023 due to rising interest rates. Home equity loans increased $55.3 million to $559.2 million at December 31, 2023 from $503.9 million at December 31, 2022 largely due to moderate increases in pre-existing line utilization, while new home equity loan originations remain challenged due to the unfavorable high interest rate environment. Automobile loans decreased $125.8 million or 7.2 percent to $1.6 billion at December 31, 2023 from December 31, 2022 as a modest uptick in new indirect auto loan volumes from our dealership network and commercial vehicle financing did not keep pace with the portfolio repayment activity during 2023. We anticipate that the current level of average new and used vehicle prices coupled with high market interest rates could deter consumer demand and continue to have a negative impact on our ability to grow this loan category during the first quarter 2024.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island and Florida. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
Looking forward to 2024, we expect to remain highly selective on new loan originations and generally supportive of compelling projects led by our high quality and tenured customer base. We also intend to focus greater efforts on commercial and industrial loan and owner-occupied commercial real estate loan growth with a moderate de-emphasis on growth in other types of commercial real estate lending. For 2024, we are targeting well-controlled loan growth in the range of 5 to 7 percent based on total loans of $50.2 billion at December 31, 2023. However, there can be no assurance that we will achieve such levels given the potential for unforeseen changes in the market and other conditions detailed in our risk factors set forth under Item 1A. Risk Factors of this Report.
The following table presents the contractual maturity distribution of loans by category at December 31, 2023:

	1 Year or Less	1 to 5 Years	5 to 15 Years	Over 15 Years	Total
	(in thousands)
Commercial and industrial	$2,574,855	$3,801,154	$2,606,088	$248,446	$9,230,543
Commercial real estate	3,067,357	10,427,068	12,000,576	2,748,238	28,243,239
Construction	1,569,622	1,579,149	366,072	211,965	3,726,808
Residential mortgage	117,816	196,984	464,646	4,789,564	5,569,010
Consumer	74,503	1,092,483	2,211,314	62,395	3,440,695
Total loans	$7,404,153	$17,096,838	$17,648,696	$8,060,608	$50,210,295
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
The following table presents the contractual maturities after one year for fixed and adjustable rate loans within each loan category at December 31, 2023:

	Loans Maturing After One Year
	Fixed Rate	Adjustable Rate	Total
	(in thousands)
Commercial and industrial	$2,534,762	$4,120,926	$6,655,688
Commercial real estate	10,049,760	15,126,122	25,175,882
Construction	359,553	1,797,633	2,157,186
Residential mortgage	4,197,251	1,253,943	5,451,194
Consumer	1,753,757	1,612,435	3,366,192
Total loans	$18,895,083	$23,911,059	$42,806,142

2023 Form 10-K	68

Non-performing Assets
NPAs include non-accrual loans, OREO, and other repossessed assets (which consist of automobiles and taxi medallions) at December 31, 2023. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less cost to sell.
NPAs totaling $293.4 million at December 31, 2023 increased $21.4 million, or 7.9 percent, from December 31, 2022 (as shown in the table below). NPAs as a percentage of total loans and NPAs totaled 0.58 percent at both December 31, 2023 and 2022. We believe our total NPAs has remained low as a percentage of the total loan portfolio and the level of NPAs is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the “Credit quality indicators” section in Note 5 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality and we remain optimistic regarding the overall future performance of our loan portfolio. During the year ended December 31, 2023, most of our credit trends have remained relatively stable, and the majority of our borrowers continued to demonstrate resilience despite the impact of higher borrowing costs, elevated inflation, labor costs and other factors. We continue to proactively monitor our commercial loans for potential negative trends/borrower weakness due to the current operating environment and internally risk rate them accordingly. However, management cannot provide assurance that the non-performing assets will not materially increase from the levels reported at December 31, 2023 due to the aforementioned or other factors potentially impacting our lending customers.

69	2023 Form 10-K

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios:

	At December 31,
	2023	2022
	($ in thousands)
Accruing past due loans
30 to 59 days past due:
Commercial and industrial	$9,307	$11,664
Commercial real estate	3,008	6,638
Residential mortgage	26,345	16,146
Total consumer	20,554	9,087
Total 30 to 59 days past due	59,214	43,535
60 to 89 days past due:
Commercial and industrial	5,095	12,705
Commercial real estate	1,257	3,167
Residential mortgage	8,200	3,315
Total consumer	4,715	1,579
Total 60 to 89 days past due	19,267	20,766
90 or more days past due:
Commercial and industrial	5,579	18,392
Commercial real estate	—	2,292
Construction	3,990	3,990
Residential mortgage	2,488	1,866
Total consumer	1,088	47
Total 90 or more days past due	13,145	26,587
Total accruing past due loans	$91,626	$90,888
Non-accrual loans:
Commercial and industrial	$99,912	$98,881
Commercial real estate	99,739	68,316
Construction	60,851	74,230
Residential mortgage	26,986	25,160
Total consumer	4,383	3,174
Total non-accrual loans	291,871	269,761
Other real estate owned (OREO)	71	286
Other repossessed assets	1,444	1,937
Total non-performing assets (NPAs)	$293,386	$271,984

Total non-accrual loans as a % of loans	0.58%	0.57%
Total NPAs as a % of loans and NPAs	0.58	0.58
Total accruing past due and non-accrual loans as a % of loans	0.76	0.77
Allowance for loan losses as a % of non-accrual loans	152.83	170.02
Loans past due 30 to 59 days increased $15.7 million to $59.2 million at December 31, 2023 as compared to December 31, 2022. The increase within this early stage delinquency category was mainly due to higher secured consumer and residential mortgage loans delinquencies, partially offset by declines in commercial real estate and commercial and industrial loan delinquencies.
Loans past due 60 to 89 days decreased $1.5 million to $19.3 million at December 31, 2023 as compared to December 31, 2022 mostly due to lower commercial and industrial and commercial real estate loan delinquencies which were largely offset by increases in residential mortgage and consumer loans within this delinquency category.

2023 Form 10-K	70

Loans 90 days or more past due and still accruing decreased $13.4 million to $13.1 million at December 31, 2023 as compared to December 31, 2022 mainly due to decreases in commercial and industrial and commercial real estate loan delinquencies within this category. All the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.
Non-accrual loans increased $22.1 million to $291.9 million at December 31, 2023 as compared to December 31, 2022 mainly driven by increases in construction and commercial real estate non-accrual loans. Construction non-accrual loans at December 31, 2023 included a non-performing loan totaling $10.0 million transferred to loans held for sale during the second quarter 2023. Non-accrual commercial real estate loans at December 31, 2023 included two loans totaling $14.5 million and $9.1 million, respectively. The $9.1 million loan was net of partial charge-offs of $1.5 million and was paid off in early January 2024. The increases within the non-accrual commercial real estate category were partially offset by full repayments of two loans totaling $12.7 million during 2023.
Non-performing taxi medallion loans included in non-accrual commercial and industrial loans totaled $62.3 million at December 31, 2023 and had related reserves of $37.7 million, or 60.5 percent of such loans, within the allowance for loan losses as compared to $66.5 million of loans with related reserves of $42.2 million at December 31, 2022. During 2023, we closely monitored the performance of our taxi medallion loans (primarily collateralized by New York City medallions). Due to the challenging operating environment for ride services and uncertain borrower performance, all of the taxi medallion loans remain on non-accrual status at December 31, 2023. Potential further declines in the market valuation of taxi medallions and the current operating environment mainly within New York City may negatively impact the performance of this portfolio.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at December 31, 2023, are well secured and largely collectible, based in part on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in each collateral valuation results in an allocation of specific reserves within our allowance for credit losses for loans. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $28.8 million, $21.7 million and $7.1 million for the years ended December 31, 2023, 2022 and 2021, respectively; none of these amounts were included in interest income during these periods.
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
For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit to minimize the impact of a downturn in any one economic sector. We believe our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by real estate represent approximately 76 percent of total loans at December 31, 2023. Most of the loans collateralized by real estate are in New Jersey, New York and Florida presenting a geographical credit risk if there was a further significant broad-based deterioration in economic conditions within these regions. See Item 1A. Risk Factors—“Risks Related to the Operating Environment.”
Additionally, our commercial real estate portfolio includes credit risk exposures to loans collateralized by office buildings and multifamily properties in Manhattan and other markets. At December 31, 2023, total commercial real estate loans collateralized by office buildings were approximately $3.3 billion (including approximately $268.6 million located in Manhattan) of the total $28.2 billion portfolio. The majority of the office space loans are multi-tenant and dispersed geographically in Florida, Alabama, New Jersey and New York. Multifamily loans within the portfolio totaled $8.8 billion at December 31, 2023, including approximately $421 million of loan exposures to fully rent regulated buildings mainly in Manhattan. We continue to closely monitor these loan types for elevated risks or weaknesses, and internally risk rate and reserve for the loans in our allowance for loan losses accordingly.
Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties mostly located in New Jersey, New York and Florida.

71	2023 Form 10-K

We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area has generally consisted of loans made in support of existing customer relationships, as well as targeted purchases of certain loans guaranteed by third parties. Our mortgage loan originations are comprised of both jumbo (i.e., loans with balances above conventional conforming loan limits) and conventional loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. The weighted average loan-to-value ratio of all residential mortgage originations in 2023 was 73.4 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 755. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness.
Management realizes that some degree of risk must be expected in the normal course of lending activities. Allowances are maintained to absorb such lifetime expected credit losses inherent in the portfolio.
See the “Loan Portfolio Risk Elements and Credit Risk Management” section in Note 5 to the consolidated financial statements for additional information.
Allowance for Credit Losses
The ACL for loans includes the allowance for loan losses and the reserve for unfunded credit commitments. Under CECL, our methodology to establish the allowance for loan losses has two basic components: (i) a collective reserve component for estimated expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve component for loans that do not share risk characteristics, consisting of collateral dependent loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit.
Valley estimates the collective ACL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. In estimating the component of the allowance on a collective basis, we use a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics. The metrics are based on the migration of loans within the commercial and industrial loan categories from performing to loss by credit quality rating or delinquency categories using historical life-of-loan analysis periods for each loan portfolio pool and the severity of loss based on the aggregate net lifetime losses. The model's expected losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) the impact of the reasonable and supportable economic forecast, relative probability weightings and reversion period, (ii) other asset specific risks to the extent that they do not exist in the historical loss information, and (iii) net expected recoveries of charged-off loan balances. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses. The expected lifetime loss rate is the life of loan loss percentage from the transition matrix model plus the impact of the adjustments for qualitative factors. The expected credit losses are the product of multiplying the model’s expected lifetime loss rate by the exposure at default at period end on an undiscounted basis.
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
Valley maintained the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with less emphasis on the S-3 downside and S-4 adverse scenarios at December 31, 2022. During 2023, Valley continued to maintain the majority of its probability weighting to the Moody’s Baseline scenario with slightly less emphasis on the S-3. At December 31, 2023, we removed the S-4 adverse scenario and added modest weighting to the Moody's S-1 upside scenario given a trend in positive several economic indicators and a decline in the perceived risk in the marketplace of a potential recession. At December 31, 2023, the standalone Moody's Baseline scenario, reflected a more optimistic outlook as compared at December 31, 2022 in terms of most metrics highlighted below.
At December 31, 2023, the Moody's Baseline forecast included the following specific assumptions:
•GDP expansion by about 1.1 percent in the first quarter 2024;

2023 Form 10-K	72

•Unemployment of 3.9 percent in the first quarter 2024 and approximately 4.0 to 4.1 percent over the remainder of the forecast period ending in the fourth quarter 2025;
•Interest rates are expected to begin decreasing by June 2024;
•The Federal Reserve opted to pause its rate hikes, keeping the federal funds rate at 5.25 - 5.50 percent with possible cuts totaling 0.75 percent in 2024; and
•Inflation moderately cooled to 3.7 percent in the fourth quarter 2023.
The allowance for credit losses for loans methodology and accounting policy are fully described in Note 1 to the consolidated financial statements.
The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years indicated:

	Years Ended December 31,
	2023	2022	2021
Allowance for credit losses for loans	($ in thousands)
Beginning balance	$483,255	$375,702	$351,354
Impact of the adoption of ASU No. 2022-02 (1)	(1,368)	—	—
Allowance for purchased credit deteriorated (PCD) loans (2)	—	70,319	6,542
Beginning balance, adjusted	481,887	446,021	357,896
Loans charged-off:
Commercial and industrial	(48,015)	(33,250)	(21,507)
Commercial real estate	(11,134)	(4,561)	(382)
Construction	(11,812)	—	—
Residential mortgage	(194)	(28)	(140)
Total Consumer	(4,298)	(4,057)	(4,303)
Total loan charge-offs	(75,453)	(41,896)	(26,332)
Charged-off loans recovered:
Commercial and industrial	11,270	17,081	3,934
Commercial real estate	34	2,073	2,553
Construction	—	—	4
Residential mortgage	201	711	676
Total Consumer	1,986	2,929	4,075
Total loans recovered	13,491	22,794	11,242
Total net loan charge-offs	(61,962)	(19,102)	(15,090)
Provision for credit losses for loans	45,625	56,336	32,896
Ending balance	$465,550	$483,255	$375,702
Components of allowance for credit losses for loans:
Allowance for loan losses	$446,080	$458,655	$359,202
Allowance for unfunded credit commitments	19,470	24,600	16,500
Allowance for credit losses for loans	$465,550	$483,255	$375,702
Components of provision for credit losses for loans:
Provision for credit losses for loans	$50,755	$48,236	$27,507
(Credit) provision for unfunded credit commitments	(5,130)	8,100	5,389
Total provision for credit losses for loans	$45,625	$56,336	$32,896

Allowance for credit losses for loans as a % of total loans	0.93%	1.03%	1.10%

(1) Represents the opening adjustment for the adoption of ASU No. 2022-02 effective January 1, 2023.
(2) Represents the allowance for acquired PCD loans. For 2022, the allowance for acquired PCD loans is net of PCD loan charge-offs totaling $62.4 million in the second quarter 2022.

73	2023 Form 10-K

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the years indicated:

	Years Ended December 31,
	2023	2022	2021
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(36,745)	$(16,169)	$(17,573)
Commercial real estate	(11,100)	(2,488)	2,171
Construction	(11,812)	—	4
Residential mortgage	7	683	536
Total consumer	(2,312)	(1,128)	(228)
Total	$(61,962)	$(19,102)	$(15,090)
Average loans outstanding
Commercial and industrial	$8,999,783	$7,691,496	$6,334,612
Commercial real estate	27,610,042	23,127,504	17,444,293
Construction	3,849,473	2,977,688	1,775,272
Residential mortgage	5,498,563	4,899,854	4,401,881
Total consumer	3,394,000	3,233,811	2,860,927
Total	$49,351,861	$41,930,353	$32,816,985
Net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	0.41%	0.21%	0.28%
Commercial real estate	0.04	0.01	(0.01)
Construction	0.31	0.00	0.00
Residential mortgage	0.00	(0.01)	(0.01)
Total consumer	0.07	0.03	0.01
Total net loan charge-offs to total average loans outstanding	0.13	0.05	0.05
Net loan charge-offs increased $42.9 million to $62.0 million in 2023 as compared to $19.1 million in 2022 primarily due to higher gross loan charge-offs within commercial loan categories. Gross commercial and industrial loan charge-offs totaling $48.0 million for the year ended December 31, 2023 included (i) the $19.7 million loan charge-off of a single non-performing loan that was fully reserved for in our allowance for loan losses and (ii) a few larger partial loan charge-offs, including approximately $8.2 million of gross loan charge-offs related to our premium finance lending business expected to be sold during the first quarter 2024. Gross construction loan charge-offs totaling $11.8 million for the year ended December 31, 2023 included the $4.2 million fully reserved partial charge-off related to the valuation of a non-performing construction loan transferred from the held for investment loan portfolio to loans held for sale during the second quarter 2023.
While elevated as compared with the low levels of net charge-offs experienced in 2022 and 2021, the overall level of net loan charge-offs (as presented in the above table) for the year ended December 31, 2023 continued to largely trend within management's expectations for the credit quality of the loan portfolio during 2023.

2023 Form 10-K	74

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories for the years ended December 31, 2023 and 2022:

	2023		2022
	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans
	($ in thousands)
Loan Category:
Commercial and industrial	$133,359	18.4%	$140,008	18.8%
Commercial real estate:
Commercial real estate	194,820	56.3	200,248	54.8
Construction	54,778	7.4	58,987	7.9
Total commercial real estate	249,598	63.7	259,235	62.7
Residential mortgage	42,957	11.1	39,020	11.4
Total consumer	20,166	6.8	20,392	7.1
Total allowance for loan losses	446,080	100.0%	458,655	100.0%
Allowance for unfunded credit commitments	19,470		24,600
Total allowance for credit losses for loans	$465,550		$483,255
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments (including letters of credit), as a percentage of total loans was 0.93 percent at December 31, 2023 and 1.03 percent at December 31, 2022. The allowance for credit losses for loans decreased $17.7 million at December 31, 2023 as compared to December 31, 2022. The decrease was due, in part, to (i) lower qualitative non-economic reserves for certain acquired commercial loan portfolios largely caused by the passage of time and better than expected credit loss experience since their acquisition dates, (ii) a decline in specific reserves for collateral dependent loans and (iii) a decrease in the allowance for unfunded credit commitments.
The provision for credit losses for loans totaled $45.6 million and $56.3 million for the year ended December 31, 2023 and 2022, respectively. During 2023, we recorded a negative (credit) provision for unfunded credit commitments mostly due to a decline in these obligations as compared to prior year. During 2022, the provision for credit losses for loans included $36.3 million and $4.7 million of provision related to non-PCD loans and unfunded credit commitments, respectively, acquired from Bank Leumi USA.
See Note 5 to the consolidated financial statements for additional information regarding our allowance for credit losses for loans.
Loan Repurchase Contingencies
We engage in the origination of residential mortgages for sale into the secondary market. Our loan sales totaled approximately $202.5 million, $385.5 million and $1.2 billion for 2023, 2022 and 2021, respectively. The level of loan sales is impacted by several factors, including consumer demand and preferences for certain mortgage products and our management of the interest rate risk and the mix of the interest earning assets on our balance sheet. During 2023 and 2022, loan sales were significantly lower than 2021 largely due to a reduction in our conforming new and refinanced loan originations caused by the higher level of mortgage interest rates and reduced consumer demand.
In connection with loan sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (only three loan repurchases in 2023 and ten loan repurchases in 2022). None of the loan repurchases resulted in material loss. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at December 31, 2023 and 2022. See Item 1A. Risk Factors —“We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” for additional information.

75	2023 Form 10-K

Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2023 and 2022, shareholders’ equity totaled approximately $6.7 billion and $6.4 billion, or 11.0 percent and 11.1 percent of total assets, respectively.
During 2023, total shareholders’ equity increased by $300.6 million primarily due to the following:
•net income of $498.5 million,
•a $23.8 million increase attributable to the effect of share issuances under our stock incentive plan,
•a net gain of $17.5 million recorded in accumulated comprehensive loss,
•the additional capital issued totaling $3.8 million, and
•a $990 thousand net cumulative effect adjustment to retained earnings for the adoption of ASU 2022-02.
These positive changes were partially offset by:
•cash dividends declared on common and preferred stock totaling a combined $241.9 million and
•repurchases of $2.1 million of our common stock with these shares held as treasury stock.
Valley and the Bank are subject to the regulatory capital requirements administered by the Federal Reserve and the OCC. Quantitative measures established by regulation to ensure capital adequacy require Valley and the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations.
The following table presents the capital guidelines and actual ratios applicable to Valley as of December 31, 2023 and 2022:

			Actual Ratio
	Minimum Ratio	Minimum Ratio plus Capital Conservation Buffer	2023	2022

Total Risk-based Capital	8.0%	10.5%	11.76%	11.63%
Common Equity Tier 1 Capital	4.5	7.0	9.29	9.01
Tier 1 Risk-based Capital	6.0	8.5	9.72	9.46
Tier 1 Leverage Capital	4.0	N/A	8.16	8.23
As of December 31, 2023 and 2022, Valley and the Bank exceeded all capital adequacy requirements. See Note 17 to the consolidated financial statements for Valley’s and the Bank’s regulatory capital positions and capital ratios.
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final rule issued on August 26, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and will increase 25 percent per year until fully phased-in on January 1, 2025. As of December 31, 2023, approximately $23.6 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk-based capital ratios by approximately 6 basis points.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was 53.7 percent and 61.4 percent for the years ended December 31, 2023 and 2022, respectively.
Cash dividends declared amounted to $0.44 per common share for both years ended December 31, 2023 and 2022. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the Federal Reserve or the OCC regarding the current level of its quarterly common stock dividend. However, the Federal Reserve has reiterated its long-standing guidance in recent years that banking organizations should consult them before declaring dividends in excess of earnings for the corresponding quarter. The renewed guidance was largely due to the increased

2023 Form 10-K	76

risk of the COVID-19 pandemic and other factors negatively impacting the future level of bank earnings. See Item 1A. Risk Factors of this Report for additional information.
We may from time to time offer and sell in one or more offerings, individually or in any combination, our common stock, preferred stock and other non-equity securities in order to pursue growth opportunities that may become available in the future and comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities, is subject to market conditions and Valley’s capital needs at such time. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several reasons beyond management’s control, including numerous external factors that could negatively impact the strength of the U.S. economy or our ability to maintain or increase the level of our net income. See Note 18 to the consolidated financial statements for additional information on Valley’s common and preferred stock.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding Quantitative and Qualitative Disclosures About Market Risk is discussed in the “Interest Rate Sensitivity” section contained in Item 7. MD&A and it is incorporated herein by reference.

77	2023 Form 10-K

Item 8.	Financial Statements and Supplementary Data
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2023	2022
	(in thousands except for share data)
Assets
Cash and due from banks	$284,090	$444,325
Interest bearing deposits with banks	607,135	503,622
Investment securities:
Equity securities	64,464	48,731
Trading debt securities	3,973	13,438
Available for sale debt securities	1,296,576	1,261,397
Held to maturity debt securities (net of allowance for credit losses of $1,205 at December 31, 2023 and $1,646 at December 31, 2022)	3,739,208	3,827,338
Total investment securities	5,104,221	5,150,904
Loans held for sale (includes fair value of $20,640 at December 31, 2023 and $18,118 at December 31, 2022 for loans originated for sale)	30,640	18,118
Loans	50,210,295	46,917,200
Less: Allowance for loan losses	(446,080)	(458,655)
Net loans	49,764,215	46,458,545
Premises and equipment, net	381,081	358,556
Lease right of use assets	343,461	306,352
Bank owned life insurance	723,799	717,177
Accrued interest receivable	245,498	196,606
Goodwill	1,868,936	1,868,936
Other intangible assets, net	160,331	197,456
Other assets	1,421,567	1,242,152
Total Assets	$60,934,974	$57,462,749
Liabilities
Deposits:
Non-interest bearing	$11,539,483	$14,463,645
Interest bearing:
Savings, NOW and money market	24,526,622	23,616,812
Time	13,176,724	9,556,457
Total deposits	49,242,829	47,636,914
Short-term borrowings	917,834	138,729
Long-term borrowings	2,328,375	1,543,058
Junior subordinated debentures issued to capital trusts	57,108	56,760
Lease liabilities	403,781	358,884
Accrued expenses and other liabilities	1,283,656	1,327,602
Total Liabilities	54,233,583	51,061,947
Shareholders’ Equity
Preferred stock, no par value; authorized 50,000,000 shares:
Series A (4,600,000 shares issued at December 31, 2023 and December 31, 2022)	111,590	111,590
Series B (4,000,000 shares issued at December 31, 2023 and December 31, 2022)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 507,896,910 shares at December 31, 2023 and December 31, 2022)	178,187	178,185
Surplus	4,989,989	4,980,231
Retained earnings	1,471,371	1,218,445
Accumulated other comprehensive loss	(146,456)	(164,002)
Treasury stock, at cost (186,983 common shares at December 31, 2023 and 1,522,432 common shares at December 31, 2022)	(1,391)	(21,748)
Total Shareholders’ Equity	6,701,391	6,400,802
Total Liabilities and Shareholders’ Equity	$60,934,974	$57,462,749
See accompanying notes to consolidated financial statements.

2023 Form 10-K	78

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2023	2022	2021
	(in thousands, except for share data)
Interest Income
Interest and fees on loans	$2,886,930	$1,828,477	$1,257,389
Interest and dividends on investment securities:
Taxable	130,708	105,716	56,026
Tax-exempt	20,305	17,958	11,716
Dividends	24,139	11,468	7,357
Interest on federal funds sold and other short-term investments	76,809	13,064	1,738
Total interest income	3,138,891	1,976,683	1,334,226
Interest Expense
Interest on deposits:
Savings, NOW and money market	739,025	186,709	42,879
Time	535,749	69,691	25,094
Interest on short-term borrowings	94,869	17,453	5,374
Interest on long-term borrowings and junior subordinated debentures	103,770	47,190	50,978
Total interest expense	1,473,413	321,043	124,325
Net Interest Income	1,665,478	1,655,640	1,209,901
Provision for credit losses for available for sale and held to maturity securities	4,559	481	(263)
Provision for credit losses for loans	45,625	56,336	32,896
Net Interest Income After Provision for Credit Losses	1,615,294	1,598,823	1,177,268
Non-Interest Income
Wealth management and trust fees	44,158	34,709	14,910
Insurance commissions	11,116	11,975	7,810
Capital markets	41,489	52,362	27,377
Service charges on deposit accounts	41,306	36,930	21,424
Gains (losses) on securities transactions, net	1,104	(1,230)	1,758
Fees from loan servicing	10,670	11,273	11,651
Gains on sales of loans, net	6,054	6,418	26,669
Gains on sales of assets, net	6,809	897	901
Bank owned life insurance	11,843	8,040	8,817
Other	51,180	45,419	33,696
Total non-interest income	225,729	206,793	155,013
Non-Interest Expense
Salary and employee benefits expense	563,591	526,737	375,865
Net occupancy expense	101,470	94,352	79,355
Technology, furniture and equipment expense	150,708	161,752	89,221
FDIC insurance assessment	88,154	22,836	14,183
Amortization of other intangible assets	39,768	37,825	21,827
Professional and legal fees	80,567	82,618	38,432
Loss on extinguishment of debt	—	—	8,406
Amortization of tax credit investments	18,009	12,407	10,910
Other	120,424	86,422	53,343
Total non-interest expense	1,162,691	1,024,949	691,542
Income Before Income Taxes	678,332	780,667	640,739
Income tax expense	179,821	211,816	166,899
Net Income	498,511	568,851	473,840
Dividends on preferred stock	16,135	13,146	12,688
Net Income Available to Common Shareholders	$482,376	$555,705	$461,152

Earnings Per Common Share:
Basic	$0.95	$1.14	$1.13
Diluted	0.95	1.14	1.12

See accompanying notes to consolidated financial statements.

79	2023 Form 10-K

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net income	$498,511	$568,851	$473,840
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale debt securities
Net gains (losses) arising during the period	12,950	(136,981)	(23,613)
Less reclassification adjustment for net gains included in net income	(634)	(23)	(491)
Total	12,316	(137,004)	(24,104)
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	(757)	3,362	127
Less reclassification adjustment for net losses included in net income	638	203	2,447
Total	(119)	3,565	2,574
Defined benefit pension and postretirement benefit plans
Net gains (losses) arising during the period	5,436	(13,175)	10,306
Amortization of prior service credit	(90)	(100)	(96)
Amortization of actuarial net loss	3	644	1,106
Total	5,349	(12,631)	11,316
Total other comprehensive income (loss)	17,546	(146,070)	(10,214)
Total comprehensive income	$516,057	$422,781	$463,626

See accompanying notes to consolidated financial statements.

2023 Form 10-K	80

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2020	$209,691	403,859	$141,746	$3,637,468	$611,158	$(7,718)	$(225)	$4,592,120
Net income	—	—	—	—	473,840	—	—	473,840
Other comprehensive loss, net of tax	—	—	—	—	—	(10,214)	—	(10,214)
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $1.38 per share	—	—	—	—	(5,500)	—	—	(5,500)
Common Stock, $0.44 per share	—	—	—	—	(182,370)	—	—	(182,370)
Effect of stock incentive plan, net	—	3,484	1,238	39,931	(6,295)	—	484	35,358
Common stock issued in acquisition	—	15,709	5,498	205,636	—	—	—	211,134
Common stock repurchased	—	(1,615)	—	—	—	—	(23,114)	(23,114)
Balance - December 31, 2021	209,691	421,437	148,482	3,883,035	883,645	(17,932)	(22,855)	5,084,066
Net income	—	—	—	—	568,851	—	—	568,851
Other comprehensive loss, net of tax	—	—	—	—	—	(146,070)	—	(146,070)
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $1.49 per share	—	—	—	—	(5,958)	—	—	(5,958)
Common Stock, $0.44 per share	—	—	—	—	(215,513)	—	—	(215,513)
Effect of stock incentive plan, net	—	1,089	1	9,069	(5,392)	—	14,624	18,302
Common stock issued in acquisition	—	84,863	29,702	1,088,127	—	—	—	1,117,829
Common stock repurchased	—	(1,015)	—	—	—	—	(13,517)	(13,517)
Balance - December 31, 2022	209,691	506,374	178,185	4,980,231	1,218,445	(164,002)	(21,748)	6,400,802
Adjustment due to the adoption of ASU 2022-02	—	—	—	—	990	—	—	990
Balance - January 1, 2023	209,691	506,374	178,185	4,980,231	1,219,435	(164,002)	(21,748)	6,401,792
Net income	—	—	—	—	498,511	—	—	498,511
Other comprehensive income, net of tax	—	—	—	—	—	17,546	—	17,546
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $2.24 per share	—	—	—	—	(8,947)	—	—	(8,947)
Common Stock, $0.44 per share	—	—	—	—	(225,779)	—	—	(225,779)
Effect of stock incentive plan, net	—	1,309	2	9,758	(4,011)	—	18,049	23,798
Common stock issued	—	327	—	—	(650)	—	4,400	3,750
Common stock repurchased	—	(300)	—	—	—	—	(2,092)	(2,092)
Balance - December 31, 2023	$209,691	507,710	$178,187	$4,989,989	$1,471,371	$(146,456)	$(1,391)	$6,701,391
See accompanying notes to consolidated financial statements.

81	2023 Form 10-K

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$498,511	$568,851	$473,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,437	41,620	29,131
Stock-based compensation	33,102	28,788	20,887
Provision for credit losses	50,184	56,817	32,633
Net accretion of discounts and amortization of premium on securities and borrowings	(2,145)	10,653	30,251
Amortization of other intangible assets	39,768	37,825	21,827
Gains on available for sale and held to maturity debt securities, net	(401)	(95)	(545)
Proceeds from sales of loans held for sale	205,575	389,666	1,180,912
Gains on sales of loans, net	(6,054)	(6,418)	(26,669)
Originations of loans held for sale	(204,686)	(267,158)	(1,003,818)
Gains on sales of assets, net	(6,809)	(897)	(901)
Loss on extinguishment of debt	—	—	8,406
Net deferred income tax (benefit) expense	(9,359)	7,485	26,827
Net change in:
Fair value of financial instruments hedged by derivative transactions	4,810	(28,907)	(3,397)
Trading debt securities	9,465	24,692	(38,130)
Lease right of use assets	(37,125)	1,831	(6,550)
Cash surrender value of bank owned life insurance	(11,843)	(8,040)	(8,817)
Accrued interest receivable	(48,892)	(74,007)	11,527
Other assets	(173,512)	(229,107)	153,381
Accrued expenses and other liabilities	(5,834)	874,880	(63,653)
Net cash provided by operating activities	378,192	1,428,479	837,142
Cash flows from investing activities:
Net loan originations and purchases	(3,346,633)	(6,868,735)	(1,036,949)
Equity securities:
Purchases	(14,011)	(11,209)	(4,051)
Sales	1,850	3,118	2,233
Held to maturity debt securities:
Purchases	(302,774)	(838,569)	(1,311,973)
Maturities, calls and principal repayments	379,536	475,327	802,167
Available for sale debt securities:
Purchases	(112,317)	(54,618)	(387,210)
Sales	18,779	12,846	91,978
Maturities, calls and principal repayments	78,588	225,942	462,273
Death benefit proceeds from bank owned life insurance	5,218	4,680	5,128
Proceeds from sales of real estate property and equipment	18,308	10,832	8,935
Proceeds from sales of loans held for investments	—	—	4,498
Purchases of real estate property and equipment	(76,046)	(68,935)	(39,428)
Cash and cash equivalents acquired in acquisitions, net	—	321,540	321,618
Net cash used in investing activities	$(3,349,502)	$(6,787,781)	$(1,080,781)
See accompanying notes to consolidated financial statements.

2023 Form 10-K	82

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Cash flows from financing activities:
Net change in deposits	$1,605,915	$4,974,505	$2,534,826
Net change in short-term borrowings	779,105	(620,791)	(492,232)
Proceeds from issuance of long-term borrowings, net	1,251,804	147,508	295,922
Repayments of long-term borrowings	(475,000)	—	(1,168,465)
Cash dividends paid to preferred shareholders	(14,338)	(13,146)	(12,688)
Cash dividends paid to common shareholders	(225,411)	(205,999)	(179,667)
Purchase of common shares to treasury	(11,475)	(24,123)	(23,907)
Common stock issued, net	4,006	120	11,245
Other, net	(18)	(745)	(680)
Net cash provided by financing activities	2,914,588	4,257,329	964,354
Net change in cash and cash equivalents	(56,722)	(1,101,973)	720,715
Cash and cash equivalents at beginning of year	947,947	2,049,920	1,329,205
Cash and cash equivalents at end of year	$891,225	$947,947	$2,049,920
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$1,359,534	$281,137	$138,364
Federal and state income taxes	236,503	172,102	163,370
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$974	$—	$141
Transfer of loans to loans held for sale	10,000	—	—
Lease right of use assets obtained in exchange for operating lease liabilities	81,727	32,604	48,453
Acquisitions:
Non-cash assets acquired:
Equity securities	$—	$6,239	$—
Investment securities available for sale	—	505,928	—
Investment securities held to maturity	—	806,627	9,197
Loans, net	—	5,844,070	908,023
Premises and equipment	—	38,827	1,356
Lease right of use assets	—	49,434	6,745
Bank owned life insurance	—	126,861	28,756
Accrued interest receivable	—	25,717	2,179
Goodwill	—	409,928	76,566
Other intangible assets	—	159,587	10,277
Other assets	—	155,945	23,093
Total non-cash assets acquired	$—	$8,129,163	$1,066,192
Liabilities assumed:
Deposits	$—	$7,029,997	$1,161,984
Short-term borrowings	—	103,794	—
Lease liabilities	—	79,844	—
Accrued expenses and other liabilities	—	119,240	14,692
Total liabilities assumed	$—	$7,332,875	$1,176,676
Net (liabilities assumed) non-cash assets acquired	$—	$796,288	$(110,484)
Cash and cash equivalents acquired in acquisitions, net	$—	$321,540	$321,618
Common stock issued in acquisition	$—	$1,117,829	$211,134
See accompanying notes to consolidated financial statements.

83	2023 Form 10-K

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)
Business
Valley National Bancorp, a New Jersey corporation, is a financial holding company that through its commercial bank subsidiary, Valley National Bank and its subsidiaries, provides a full range of commercial, retail and trust and investment services largely through its offices and ATM network throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, Alabama, California and Illinois.
In addition to the Bank, Valley’s consolidated subsidiaries include, but are not limited to: an insurance agency offering property and casualty, life and health insurance; an asset management adviser that is a registered investment adviser with the SEC; registered securities broker-dealers with the SEC and members of FINRA; a title insurance agency in New York, which also provides services in New Jersey; an advisory firm specializing in the investment and management of tax credits; and a subsidiary which specializes in health care equipment lending and other commercial equipment leases.
Basis of Presentation
The consolidated financial statements of Valley include the accounts of the Bank and all other entities in which Valley has a controlling financial interest. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to GAAP and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. See Note 11 for more details. Certain prior period amounts have been reclassified to conform to the current presentation, including changes to our operating segment reporting structure, as further discussed in Note 8 and Note 21.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at December 31, 2023 and for all periods presented have been made.
Significant Estimates. In preparing the consolidated financial statements in conformity with GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that require application of management’s most difficult, subjective or complex judgment and are particularly susceptible to change include: the allowance for credit losses, the evaluation of goodwill and other intangible assets for impairment, and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates. Actual results may differ from those estimates. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
Correction of an Immaterial Error. Valley’s previously reported goodwill carrying amounts of goodwill allocated to Valley’s reporting units disclosure for the years ended December 31, 2022 and 2021 were adjusted for the correction of an immaterial error related to the reallocation of goodwill resulting from Valley’s change in operating segments during the second quarter 2022. See Note 8 for revised amounts to correct these errors. These errors had no impact on the reported amount of total goodwill. Management has determined that the errors were not material to prior periods and they had no impact on Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at December 31, 2022 and for all periods presented.
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

2023 Form 10-K	84

Investment Securities
Debt securities are classified at the time of purchase based on management’s intention, as securities HTM, securities AFS or trading securities. Investment securities classified as HTM are those that management has the positive intent and ability to hold until maturity. Investment securities HTM are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the contractual term of the securities, adjusted for actual prepayments, or to call date if the security was purchased at premium. Investment securities classified as AFS are carried at fair value with unrealized holding gains and losses reported as a component of other comprehensive income or loss, net of tax. Realized gains or losses on the AFS securities are recognized by the specific identification method and are included in net gains and losses on securities transactions within non-interest income.
Trading debt securities, consisting of U.S. Treasury securities and sometimes municipal bonds, are reported at fair value with the unrealized gains or losses due to changes in fair value reported within non-interest income. Net trading gains and losses are included in net gains and losses on securities transactions within non-interest income.
Equity securities are presented on the statements of financial condition at fair value with any unrealized and realized gains and losses reported in non-interest income. See Notes 3 and 4 for additional information.
Investments in FHLB and FRB stock, which have limited marketability, are carried at cost in other assets. Security transactions are recorded on a trade-date basis.
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
Allowance for Credit Losses for Held to Maturity Debt Securities
Valley estimates and recognizes an allowance for credit losses for HTM debt securities using CECL methodology. Valley has a zero-loss expectation for certain securities within the HTM portfolio, and therefore it is not required to estimate an allowance for credit losses related to these securities under the CECL standard. After an evaluation of qualitative factors, Valley identified the following securities types which it believes qualify for this exclusion: U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds referred to as TEMS.
To measure the expected credit losses on HTM debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third-party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. The model is adjusted for a probability weighted multi-scenario economic forecast to estimate future credit losses. Valley uses a two-year reasonable and supportable forecast period, followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the investment security. The economic forecast methodology and governance for debt securities is aligned with Valley's economic forecast used for the loan portfolio. Accrued interest receivable is excluded from the estimate of credit losses. See Note 4 for additional information.
Impairment of Available for Sale Debt Securities
The impairment model for AFS debt securities differs from the CECL methodology applied to HTM debt securities because the AFS debt securities are measured at fair value rather than amortized cost. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. In performing an assessment of whether any decline in fair value is due to a credit loss, Valley considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If it is determined that the decline in fair value was due to credit losses, an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. Valley also assesses the intent to sell the securities (as well as the likelihood of a near-term recovery). If Valley intends to sell an AFS debt security or it is more likely than not that Valley will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged to the debt security’s fair value at the reporting date with any incremental impairment reported in earnings. See Note 4 for additional information.

85	2023 Form 10-K

Loans Held for Sale
Loans held for sale generally consist of residential mortgage loans originated and intended for sale in the secondary market and are carried at their estimated fair value on an instrument-by-instrument basis as permitted by the fair value option election under GAAP. Changes in fair value are recognized in non-interest income in the accompanying consolidated statements of income as a component of net gains on sales of loans. Origination fees and costs related to loans originated for sale (and carried at fair value) are recognized as earned and as incurred. Loans held for sale are generally sold with loan servicing rights retained by Valley. Gains recognized on loan sales include the value assigned to the rights to service the loan. See the “Loan Servicing Rights” section below. Occasionally, Valley may elect to transfer certain loans at the lower of unamortized cost or fair market value to loans held for sale from the held for investment loan portfolio. At December 31, 2023, loans held for sale consisted of several residential mortgage loans originated for sale and one non-performing commercial real estate loan with a carrying value of $10 million transferred from the loan portfolio during 2023.
Loans and Loan Fees
Loans are reported at their outstanding principal balance net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premium or discounts on purchased loans, except for PCD loans recorded at the purchase price, including non-credit discounts, plus the allowance for credit losses expected at the time of acquisition. Loan origination and commitment fees, net of related costs are deferred and amortized as an adjustment of loan yield over the estimated life of the loans approximating the effective interest method.
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
Purchased Credit-Deteriorated Loans
Loans classified as PCD loans are acquired loans, mainly through bank acquisitions, where there is evidence of more than insignificant credit deterioration since their origination. We consider various factors in connection with this determination, including past due or non-accrual status, credit risk rating declines, and any write downs recorded based on the collectability of the asset, among other factors. PCD loans are recorded at their purchase price plus an allowance estimated at the time of acquisition, which represents the amortized cost basis of the asset. The difference between this amortized cost basis and the par value of the loan is the non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent increases and decreases in the allowance for credit losses related to purchased loans is recorded as provision expense.
Allowance for Credit Losses for Loans
Valley uses the CECL methodology to estimate an allowance for credit losses (ACL) for loans. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Provisions for credit losses for loans and recoveries on loans previously charged-off by Valley are added back to the allowance.
The ACL for loans includes the allowance for loan losses and the reserve for unfunded credit commitments. Under CECL, Valley's methodology to establish the allowance for loan losses has two basic components: (i) a collective reserve component for estimated lifetime expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve component for loans that do not share common risk characteristics, consisting of collateral dependent loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of reserves for credit losses on undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit.
Reserves for loans that share common risk characteristics. Valley estimates the collective ACL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. In estimating the component of the allowance on a collective basis, Valley uses a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics. The metrics are based on the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan analysis periods for

2023 Form 10-K	86

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
Reserves for loans that do not share common risk characteristics. Valley measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of collateral dependent loans, and prior to the adoption of ASU No. 2022-02 on January 1, 2023, TDRs and expected TDRs, based on the amount of lifetime expected credit losses calculated on those loans and charge-offs of those amounts determined to be uncollectible. Collateral dependent loan balances are written down to the estimated current fair value (less estimated selling costs) of each loan’s underlying collateral resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process. If repayment of a TDR or expected TDR was based upon future expected cash flows, the present value of the expected future cash flows discounted at the loan’s original effective interest rate was compared to the carrying value of the loan, and any shortfall is recorded as the allowance for credit losses. The effective interest rate used to discount expected cash flows was also adjusted to incorporate expected prepayments, if applicable.
Valley elected to exclude accrued interest on loans from the amortized cost of loans held for investment. The accrued interest is presented separately in the consolidated statements of financial condition.
Allowance for Unfunded Credit Commitments. The allowance for unfunded credit commitments consists of reserves for credit losses on undisbursed non-cancellable lines of credit, new loan commitments and commercial letters of credit valued using a similar CECL methodology as used for loans. Management's estimate of expected losses inherent in these off-balance sheet credit exposures also incorporates estimated utilization rate over the commitment's contractual period or an expected pull-through rate for new loan commitments. The allowance for unfunded credit commitments is included in accrued expenses and other liabilities on the consolidated statements of financial condition.
Loan charge-offs. Loans rated as “loss” within Valley's internal rating system are charged-off. Commercial loans are generally assessed for full or partial charge-off to the net realizable value for collateral dependent loans when a loan is between 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. Residential loans and home equity loans are generally charged-off to net realizable value when the loan is 120 days past due (or sooner when the borrowers’ obligation has been released in bankruptcy). Automobile loans are fully charged-off when the loan is 120 days past due or partially charged-off to the net realizable value of collateral, if the collateral is recovered prior to such time. Unsecured consumer loans are generally fully charged-off when the loan is 150 days past due.
See Note 5 for a discussion of Valley’s loan credit quality and additional allowance for credit losses.

87	2023 Form 10-K

Leases
Lessee Leasing Arrangements. Valley's lessee arrangements predominantly consist of operating leases for premises and equipment. The majority of the operating leases include one or more options to renew that can significantly extend the lease terms. Valley’s leases have a wide range of lease expirations through the year 2062.
Operating and finance leases are recognized as ROU assets and lease liabilities in the consolidated statements of financial position. The ROU assets represent the right to use underlying assets for the lease terms and lease liabilities represent Valley’s obligations to make lease payments arising from the lease. The ROU assets include any prepaid lease payments and initial direct costs, less any lease incentives. At the commencement dates of leases, ROU assets and lease liabilities are initially recognized based on their net present values with the lease terms including options to extend or terminate the lease when Valley is reasonably certain that the options will be exercised to extend. ROU assets are amortized into net occupancy and equipment expense over the expected lives of the leases.
Lease liabilities are discounted to their net present values on the balance sheet based on incremental borrowing rates as determined at the lease commencement dates using quoted interest rates for readily available borrowings, such as fixed rate FHLB borrowings, with similar terms as the lease obligations. Lease liabilities are reduced by actual lease payments.
Lessor Leasing Arrangements. Valley's lessor arrangements primarily consist of direct financing and sales-type leases for equipment included in the commercial and industrial loan portfolio. Direct financing and sales-type leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased assets, net of unearned income, charge-offs and unamortized deferred costs of origination. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.
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
Bank Owned Life Insurance
Valley owns bank owned life insurance to help offset the cost of employee benefits. Bank owned life insurance is recorded at its cash surrender value. Valley’s bank owned life insurance is invested primarily in U.S. Treasury securities and residential mortgage-backed securities issued by government sponsored enterprises and Ginnie Mae. The change in the cash surrender value is included as a component of non-interest income and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.
Other Real Estate Owned
Valley acquires OREO through foreclosure on loans secured by real estate. OREO is reported at the lower of cost or fair value, as established by a current appraisal (less estimated costs to sell) and it is included in other assets. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, unrealized losses resulting from valuation write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense. OREO, including residential real estate properties was not material at December 31, 2023 and 2022.
Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $1.6 million and $2.6 million at December 31, 2023 and 2022, respectively.
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

2023 Form 10-K	88

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
Valley reviews goodwill for impairment annually during the second quarter using a quantitative test, or more frequently if a triggering event indicates impairment may have occurred. Valley's determination of whether or not goodwill is impaired requires it to make judgments, and use significant estimates and assumptions regarding estimated future cash flows. As part of the annual impairment test, Valley also performs a market capitalization reconciliation to support the appropriateness of its results. In performing this reconciliation, Valley compares the sum of fair value of its reporting units to Valley’s market capitalization, adjusted for the presented value of estimated synergies which a market participant acquirer could reasonably expect to realize from a hypothetical acquisition of Valley. If Valley changed its strategy or if market conditions shift, Valley's judgments may change, which may result in adjustments to the recorded goodwill balance.
The previously reported carrying amounts of goodwill allocated to Valley's reporting units at December 31, 2022 and 2021 were adjusted in Note 8 for the correction of an immaterial error related to the reallocation of goodwill resulting from a change in operating segments during the second quarter 2022.
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
Stock-Based Compensation
Compensation expense for RSUs, restricted stock and stock option awards (i.e., non-vested stock awards) is based on the fair value of the award on the date of the grant and is recognized ratably over the service period of the award. Valley's long-term incentive compensation plan includes a service period requirement for award grantees who are eligible for retirement pursuant to which an award will vest at one-twelfth per month after the grant date and requires the grantees to continue service with Valley for one year in order for the award to fully vest. Compensation expense for these awards is amortized monthly over a one year period after the grant date. The service period for non-retirement eligible employees is the shorter of the stated vesting period of the award or the period until the employee’s retirement eligibility date. The fair value of each option granted is estimated using a binomial option pricing model. The fair value of RSUs and awards is based upon the last sale price reported for Valley’s common stock on the date of grant or the last sale price reported preceding such date, except for performance-based stock awards with a market condition. The grant date fair value of a performance-based stock award that vests based on a

89	2023 Form 10-K

market condition is determined by a third-party specialist using a Monte Carlo valuation model. There have been no changes to any of the key model characteristics, assumptions and parameters. See Note 12 for additional information.
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
Revenue From Contracts With Customers
Certain revenues included in Valley's non-interest income relates to fee-based revenue from contracts with customers. Revenue from contracts with customers within the scope of ASC Topic 606 is recognized when performance obligations, under the terms of the contract, are satisfied. This income is measured as the amount of consideration expected to be received in exchange for the providing of services. Contracts with customers can include multiple services, which are accounted for as separate “performance obligations” if they are determined to be distinct.
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

2023 Form 10-K	90

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
Valley maintains a reserve related to certain tax positions that management believes contain an element of uncertainty. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. Periodically, Valley evaluates each of its tax positions and strategies to determine whether the reserve continues to be appropriate. See Note 13 for additional information.
Comprehensive Income
Comprehensive income or loss is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to shareholders. Comprehensive income consists of net income and other comprehensive income or loss. Valley’s components of other comprehensive income or loss, net of deferred tax, include: (1) unrealized gains and losses on debt securities AFS; (2) unrealized gains and losses on derivatives used in cash flow hedging relationships; and (3) the benefit adjustment for the unfunded portion of its various employee, officer, and director pension plans and other post-employment benefits. Income tax effects are released from accumulated other comprehensive income on an individual unit of account basis. Valley presents comprehensive income and its components in the consolidated statements of comprehensive income for all periods presented. See Note 19 for additional information.
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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in thousands, except for share data)
Net income available to common shareholders	$482,376	$555,705	$461,152
Basic weighted-average number of common shares outstanding	507,532,365	485,434,918	407,445,379
Plus: Common stock equivalents	1,713,403	2,382,792	2,572,949
Diluted weighted-average number of common shares outstanding	509,245,768	487,817,710	410,018,328
Earnings per common share:
Basic	$0.95	$1.14	$1.13
Diluted	0.95	1.14	1.12
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of RSUs and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with RSUs. Potential anti-dilutive weighted common shares totaled approximately 2.4 million and

91	2023 Form 10-K

188 thousand for the years ended December 31, 2023 and 2022, respectively, and were not material for the year ended December 31, 2021.
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
Cash dividends to both preferred and common shareholders are payable and accrued when declared by the Board.
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
Interest Rate Contracts and Other Non-designated Hedges. Derivatives not designated as hedges do not meet the hedge accounting requirements under GAAP. Contracts in an asset position are included in other assets and contracts in a liability position are included in other liabilities. Changes in fair value of derivatives not designated in hedging relationships are recorded directly in earnings within other non-interest expense.
See Notes 15 and 16 for additional information on our derivative instruments.
New Authoritative Accounting Guidance
New Accounting Guidance Adopted in 2023. ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method,” expands and clarifies the current guidance on accounting for fair value hedge basis adjustments under the portfolio layer method for both single-layer and multiple-layer hedges. This method allows entities to designate multiple hedging relationships with a single closed portfolio, and therefore a larger portion of the interest rate risk associated with such a portfolio is eligible to be hedged. ASU No. 2022-01 also clarifies that no assets may be added to a closed

2023 Form 10-K	92

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
ASU No. 2023-09, Income Taxes (Topic 740): "Improvements to Income Tax Disclosures," requires greater disaggregation of income tax disclosures related to income taxes paid, net of refunds received; and the income tax rate reconciliation presented in both dollars and percentages. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The new guidance should be applied on a prospective basis, with retrospective application permitted. Valley is currently evaluating the impact of ASU No. 2023-09. Valley early adopted ASU No. 2023-09, electing retrospective application. See required disclosures in Note 13 and the Consolidated Statements of Cash flows.
New Accounting Guidance Effective in the First Quarter 2024. ASU No. 2023-02, “Investments –Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” is intended to improve the accounting and disclosures for investments in certain tax credit structures. ASU No. 2023-02 allows the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. ASU No. 2023-02 became effective on January 1, 2024 and did not have a significant impact on Valley's consolidated financial statements. Under the new guidance, Valley did not elect to apply the proportional amortization method as an accounting policy for its eligible tax credit investments and, as a result, there were no adjustments from adoption recognized in earnings on the date of adoption. See additional disclosures regarding Valley's tax credit investments at Note 14.
ASU No. 2022-03, “Fair Value Measurement of Equity Securities subject to Contractual Sale Restrictions,” updates guidance in ASC Topic 820, Fair Value Measurement and clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities including (i) the nature and remaining duration of the restriction; (ii) the circumstances that could cause a lapse in restrictions; and (iii) the fair value of the securities with contractual sale restrictions. ASU No. 2022-03 became effective on January 1, 2024 and Valley's adoption did not have a significant impact on its consolidated financial statements.
New Accounting Guidance Issued in 2023. ASU No. 2023-07, Segment Reporting (Topic 280): "Improvements to Reportable Segment Disclosures," requires public entities to disclose detailed information about a reportable segment’s expenses on both an annual and interim basis. The ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU No. 2023-07 should be applied retrospectively to all periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. Valley is currently evaluating the impact of ASU No. 2023-07, but it is not expected to have a significant impact on Valley's consolidated financial statements.
BUSINESS COMBINATIONS (Note 2)
Acquisitions
Bank Leumi Le-Israel Corporation. On April 1, 2022, Valley completed its acquisition of Bank Leumi Le-Israel Corporation, the U.S. subsidiary of Bank Leumi Le-Israel B.M., and parent company of Bank Leumi USA, collectively referred to as (Bank Leumi USA), Bank Leumi USA maintained its headquarters in New York City with commercial banking offices in Chicago, Los Angeles, Palo Alto, and Aventura, Florida. The common shareholders of Bank Leumi USA received 3.8025 shares of Valley common stock and $5.08 in cash for each Bank Leumi USA common share that they owned. As a result, Valley issued approximately 85 million shares of common stock and paid $113.4 million in cash in the transaction. Based on Valley’s closing stock price on March 31, 2022, the transaction was valued at $1.2 billion, inclusive of the value of options. As a result of the acquisition, Bank Leumi Le-Israel B.M. owned approximately 14 percent of Valley's common stock as of April 1, 2022.

93	2023 Form 10-K

The transaction was accounted for under the acquisition method of accounting and accordingly the results of Bank Leumi USA's operations have been included in Valley's consolidated financial statements for the year ended December 31, 2022 from the date of acquisition.
During 2022, Valley revised the estimated fair values of certain acquired assets as of the acquisition date of Bank Leumi USA based upon additional information obtained that existed as of April 1, 2022. The adjustments mainly related to the fair value of deferred tax assets and other assets and resulted in a $2.6 million reduction in goodwill.
The following table summarizes unaudited supplemental pro forma financial information giving effect to the Bank Leumi USA merger as if it had been completed on January 1, 2021:

	December 31,
	2022	2021
	(in thousands)
Net interest income	$1,729,034	$1,487,190
Non-interest income	228,284	217,204
Net income	623,052	486,225
Landmark Insurance of the Palm Beaches. On February 1, 2022, the Bank's insurance agency subsidiary, Valley Insurance Services, acquired Landmark Insurance of the Palm Beaches Inc. (“Landmark”) agency. The purchase price included $8.6 million in cash and $1.0 million in contingent consideration. Goodwill and other intangible assets totaled $4.4 million and $6.2 million, respectively. The transaction was accounted for under the acquisition method of accounting and accordingly the results of Landmark's operations have been included in Valley's consolidated financial statements for the year ended December 31, 2022 from the date of acquisition.
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
During 2022, Valley revised the estimated fair values of deferred tax assets resulting in increased goodwill. See Note 8 for details.
Dudley Ventures. On October 8, 2021, Valley acquired certain subsidiaries of Arizona-based Dudley Ventures (DV), an advisory firm specializing in the investment and management of tax credits. The transaction included the acquisition of DV Fund Advisors and DV Advisory Services, which were both subsequently merged and renamed Dudley Ventures, as well as DV's community development entity, DV Community Investment. The transaction price included $11.3 million of cash at the closing date and fixed future stock consideration totaling $3.75 million, which resulted in the issuance of 327,083 shares of our common stock to the former principals of Dudley Ventures in February 2023. On November 16, 2021, Valley also acquired DV Financial Services, a registered broker-dealer regulated by FINRA, which is largely inactive.
Merger expenses for all acquisition related activities totaled $14.1 million, $71.2 million and $8.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The merger expenses largely consisted of technology costs, salaries and employee benefits expense, and professional and legal fees within non-interest expense on the consolidated statements of income.
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

2023 Form 10-K	94

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2023 and 2022. The assets presented under “non-recurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,307	$23,307	$—	$—
Equity securities at net asset value (NAV)	12,126	—	—	—
Trading debt securities	3,973	3,973	—	—
Available for sale debt securities:
U.S. Treasury securities	288,157	288,157	—	—
U.S. government agency securities	23,702	—	23,702	—
Obligations of states and political subdivisions	191,690	—	191,690	—
Residential mortgage-backed securities	626,572	—	626,572	—
Corporate and other debt securities	166,455	—	166,455	—
Total available for sale debt securities	1,296,576	288,157	1,008,419	—
Loans held for sale (1)	20,640	—	20,640	—
Other assets (2)	466,227	—	466,227	—
Total assets	$1,822,849	$315,437	$1,495,286	$—
Liabilities
Other liabilities (2)	$488,103	$—	$488,103	$—
Total liabilities	$488,103	$—	$488,103	$—
Non-recurring fair value measurements:
Non-performing loans held for sale (3)	$10,000	$—	$10,000	$—
Collateral dependent loans, net	90,580	—	—	90,580
Foreclosed assets	1,444	—	—	1,444
Total	$102,024	$—	$10,000	$92,024

95	2023 Form 10-K

		Fair Value Measurements at Reporting Date Using:
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,494	$23,494	$—	$—
Equity securities at net asset value (NAV)	10,099	—	—	—
Trading debt securities	13,438	3,282	10,156	—
Available for sale debt securities:
U.S. Treasury securities	279,498	279,498	—	—
U.S. government agency securities	26,964	—	26,964	—
Obligations of states and political subdivisions	146,811	—	146,811	—
Residential mortgage-backed securities	629,818	—	629,818	—
Corporate and other debt securities	178,306	—	178,306	—
Total available for sale debt securities	1,261,397	279,498	981,899	—
Loans held for sale (1)	18,118	—	18,118	—
Other assets (2)	467,127	—	467,127	—
Total assets	$1,793,673	$306,274	$1,477,300	$—
Liabilities
Other liabilities (2)	$607,237	$—	$607,237	$—
Total liabilities	$607,237	$—	$607,237	$—
Non-recurring fair value measurements:
Collateral dependent impaired loans, net	$92,923	$—	$—	$92,923
Foreclosed assets	1,937	—	—	1,937
Total	$94,860	$—	$—	$94,860

(1)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling $20.1 million and $17.9 million at December 31, 2023 and 2022, respectively.
(2)Derivative financial instruments are included in this category.
(3)Reported at lower of cost or market value.
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
Equity securities at NAV. Valley also has privately held CRA funds at fair value measured at NAV using the most recently available financial information from the investee. Certain equity investments without readily determinable fair values are measured at NAV per share (or its equivalent) as a practical expedient, which are excluded from fair value hierarchy levels in the tables above.
Trading debt securities. The fair value of trading debt securities, consisting of U.S. Treasury securities, are reported at fair value utilizing Level 1 inputs at December 31, 2023. At December 31, 2022, trading debt securities consisted of U.S. Treasury securities and municipal bonds reported at fair value utilizing Level 1 and Level 2 inputs, respectively. The prices for

2023 Form 10-K	96

municipal bond investments were derived from market quotations and matrix pricing obtained through an independent pricing service. Management reviews the data and assumptions used in pricing the securities by its third-party provider to ensure the highest level of significant inputs are derived from market observable data.
Available for sale debt securities. U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data. In addition, Valley reviews the volume and level of activity for all AFS debt securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume.
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2023 and 2022 based on the short duration these assets were held and the credit quality of these loans.
Derivatives.  Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the Secured Overnight Financing Rate (SOFR) curve at December 31, 2023. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at December 31, 2023 and 2022), is determined based on the current market prices for similar instruments. The fair value of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2023 and 2022.

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
Non-performing loans held for sale. During the year ended December 31, 2023, Valley transferred a non-performing construction loan totaling $10.0 million, net of charge-offs, to loans held for sale. The transfer at the loan’s fair value resulted in a $4.2 million charge-off to the allowance of loan losses. The fair value of the loan was determined using Level 2 inputs, including bids from a third party broker engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a formal bidding process in which each participant was required to provide an indicative non-binding bid. Fair value was determined based on a non-binding sale agreement selected by Valley during the bidding process.
Collateral dependent loans.  Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At December 31, 2023, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. At December 31, 2023, collateral dependent loans with a total amortized cost of $164.8 million and $172.2 million at December 31, 2023 and 2022, respectively, including our taxi medallion loan portfolio, were reduced by specific allowance for loan losses allocations totaling $74.2 million and $79.2 million to a reported total net carrying amount of $90.6 million and $92.9 million at December 31, 2023 and 2022, respectively.
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

97	2023 Form 10-K

of an asset occur, the asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no adjustments to the appraisals of foreclosed assets at December 31, 2023 and 2022.
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

2023 Form 10-K	98

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at December 31, 2023 and 2022 were as follows:

		2023		2022
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$284,090	$284,090	$444,325	$444,325
Interest bearing deposits with banks	Level 1	607,135	607,135	503,622	503,622
Equity securities (1)	Level 3	29,031	29,031	15,138	15,138
Held to maturity debt securities:
U.S. Treasury securities	Level 1	26,232	25,978	66,911	65,889
U.S. government agency securities	Level 2	305,996	261,555	260,392	212,712
Obligations of states and political subdivisions	Level 2	405,470	387,527	480,298	453,195
Residential mortgage-backed securities	Level 2	2,885,303	2,521,926	2,909,106	2,495,797
Trust preferred securities	Level 2	37,062	30,650	37,043	31,106
Corporate and other debt securities	Level 2	80,350	74,676	75,234	70,771
Total held to maturity debt securities (2)		3,740,413	3,302,312	3,828,984	3,329,470
Net loans	Level 3	49,764,215	47,981,499	46,458,545	44,910,049
Accrued interest receivable	Level 1	245,498	245,498	196,606	196,606
Federal Reserve Bank and Federal Home Loan Bank stock (3)	Level 2	320,727	320,727	238,056	238,056
Financial liabilities
Deposits without stated maturities	Level 1	36,066,105	36,066,105	38,080,457	38,080,457
Deposits with stated maturities	Level 2	13,176,724	13,103,381	9,556,457	9,443,253
Short-term borrowings	Level 2	917,834	901,617	138,729	138,729
Long-term borrowings	Level 2	2,328,375	2,256,997	1,543,058	1,395,991
Junior subordinated debentures issued to capital trusts	Level 2	57,108	47,374	56,760	50,923
Accrued interest payable (4)	Level 1	159,496	159,496	45,617	45,617

(1)Represent equity securities without a readily determinable fair value measured at costs less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.

INVESTMENT SECURITIES (Note 4)
Equity Securities
Equity securities totaled $64.5 million and $48.7 million at December 31, 2023 and 2022, respectively. See Note 3 for further details on equity securities.
Trading Debt Securities
The fair value of trading debt securities totaled $4.0 million and $13.4 million at December 31, 2023 and 2022, respectively. Net trading gains are included in net gains and losses on securities transactions within non-interest income. See the “Realized Gains and Losses” section below.

99	2023 Form 10-K

Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at December 31, 2023 and 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2023
U.S. Treasury securities	$313,772	$—	$(25,615)	$288,157
U.S. government agency securities	25,967	19	(2,284)	23,702
Obligations of states and political subdivisions:
Obligations of states and state agencies	48,283	—	(588)	47,695
Municipal bonds	170,260	—	(26,265)	143,995
Total obligations of states and political subdivisions	218,543	—	(26,853)	191,690
Residential mortgage-backed securities	703,875	728	(78,031)	626,572
Corporate and other debt securities	192,282	—	(25,827)	166,455
Total	$1,454,439	$747	$(158,610)	$1,296,576
December 31, 2022
U.S. Treasury securities	$308,137	$—	$(28,639)	$279,498
U.S. government agency securities	$29,494	$47	$(2,577)	$26,964
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,899	—	(493)	10,406
Municipal bonds	171,586	—	(35,181)	136,405
Total obligations of states and political subdivisions	182,485	—	(35,674)	146,811
Residential mortgage-backed securities	719,868	64	(90,114)	629,818
Corporate and other debt securities	197,927	—	(19,621)	178,306
Total	$1,437,911	$111	$(176,625)	$1,261,397
Accrued interest on investments, which is excluded from the amortized cost of AFS debt securities, totaled $5.9 million and $5.6 million at December 31, 2023 and 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

2023 Form 10-K	100

The age of unrealized losses and fair value of related available for sale debt securities at December 31, 2023 and 2022 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2023
U.S. Treasury securities	$—	$—	$288,156	$(25,615)	$288,156	$(25,615)
U.S. government agency securities	—	—	22,364	(2,284)	22,364	(2,284)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	8,276	(588)	8,276	(588)
Municipal bonds	1,019	(4)	142,976	(26,261)	143,995	(26,265)
Total obligations of states and political subdivisions	1,019	(4)	151,252	(26,849)	152,271	(26,853)
Residential mortgage-backed securities	9,010	(3)	569,629	(78,028)	578,639	(78,031)
Corporate and other debt securities	4,977	(23)	161,478	(25,804)	166,455	(25,827)
Total	$15,006	$(30)	$1,192,879	$(158,580)	$1,207,885	$(158,610)
December 31, 2022
U.S. Treasury securities	$279,498	$(28,639)	$—	$—	$279,498	$(28,639)
U.S. government agency securities	22,831	(2,538)	1,116	(39)	23,947	(2,577)
Obligations of states and political subdivisions:
Obligations of states and state agencies	2,943	(54)	7,462	(439)	10,405	(493)
Municipal bonds	112,029	(26,044)	24,127	(9,137)	136,156	(35,181)
Total obligations of states and political subdivisions	114,972	(26,098)	31,589	(9,576)	146,561	(35,674)
Residential mortgage-backed securities	311,836	(27,152)	314,834	(62,962)	626,670	(90,114)
Corporate and other debt securities	144,924	(12,581)	33,382	(7,040)	178,306	(19,621)
Total	$874,061	$(97,008)	$380,921	$(79,617)	$1,254,982	$(176,625)
Within the AFS debt securities portfolio, the total number of security positions in an unrealized loss position was 687 and 730 at December 31, 2023 and 2022, respectively.
As of December 31, 2023, the fair value of securities AFS that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $840.3 million.
The contractual maturities of AFS debt securities at December 31, 2023 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

101	2023 Form 10-K

	December 31, 2023
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$1,927	$1,915
Due after one year through five years	289,471	278,092
Due after five years through ten years	172,871	147,051
Due after ten years	286,295	242,946
Residential mortgage-backed securities	703,875	626,572
Total	$1,454,439	$1,296,576
Actual maturities of AFS debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities AFS was 8.41 years at December 31, 2023.
Impairment Analysis of Available for Sale Debt Securities
Valley’s AFS debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These types of securities may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy, and their potential negative effect on the future performance of the security issuers.
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. See Note 1 for further information regarding Valley's accounting policy. Based on a comparison of the present value of expected cash flows to the amortized cost, Valley recognized a credit-related impairment of one corporate bond issued by Signature Bank resulting in a provision for credit losses and full charge-off of the bond totaling $5.0 million during the first quarter 2023. Valley also evaluated AFS debt securities that were in an unrealized loss position as of December 31, 2023 included in the tables above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. There was no impairment recognized during the years ended December 31, 2022 and 2021.
The following table details the activity in the allowance for credit losses for the year ended December 31, 2023.

2023
(in thousands)
Beginning balance	$—
Provision for credit losses	5,000
Charge-offs	(5,000)
Ending balance	$—
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position at December 31, 2023 prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of their amortized cost basis. None of the AFS debt securities were past due as of December 31, 2023. As a result, there was no allowance for credit losses for AFS debt securities at December 31, 2023 and 2022.

2023 Form 10-K	102

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at December 31, 2023 and 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
December 31, 2023
U.S. Treasury securities	$26,232	$—	$(254)	$25,978	$—	$26,232
U.S. government agency securities	305,996	—	(44,441)	261,555	—	305,996
Obligations of states and political subdivisions:
Obligations of states and state agencies	88,556	552	(4,155)	84,953	395	88,161
Municipal bonds	316,914	40	(14,380)	302,574	49	316,865
Total obligations of states and political subdivisions	405,470	592	(18,535)	387,527	444	405,026
Residential mortgage-backed securities	2,885,303	6,059	(369,436)	2,521,926	—	2,885,303
Trust preferred securities	37,062	—	(6,412)	30,650	506	36,556
Corporate and other debt securities	80,350	—	(5,674)	74,676	255	80,095
Total	$3,740,413	$6,651	$(444,752)	$3,302,312	$1,205	$3,739,208
December 31, 2022
U.S. Treasury securities	$66,911	$—	$(1,022)	$65,889	$—	$66,911
U.S. government agency securities	260,392	—	(47,680)	212,712	—	260,392
Obligations of states and political subdivisions:
Obligations of states and state agencies	99,238	305	(3,869)	95,674	252	98,986
Municipal bonds	381,060	76	(23,615)	357,521	41	381,019
Total obligations of states and political subdivisions	480,298	381	(27,484)	453,195	293	480,005
Residential mortgage-backed securities	2,909,106	1,723	(415,032)	2,495,797	—	2,909,106
Trust preferred securities	37,043	1	(5,938)	31,106	888	36,155
Corporate and other debt securities	75,234	—	(4,463)	70,771	465	74,769
Total	$3,828,984	$2,105	$(501,619)	$3,329,470	$1,646	$3,827,338
Accrued interest on investments, which is excluded from the amortized cost of HTM debt securities, totaled $13.9 million and $13.5 million at December 31, 2023 and 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. HTM debt securities are carried net of an allowance for credit losses.

103	2023 Form 10-K

The age of unrealized losses and fair value of related debt securities held to maturity at December 31, 2023 and 2022 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2023
U.S. Treasury securities	$—	$—	$25,978	$(254)	$25,978	$(254)
U.S. government agency securities	43,664	(151)	216,759	(44,290)	260,423	(44,441)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,700	(102)	48,149	(4,053)	58,849	(4,155)
Municipal bonds	11,958	(121)	207,520	(14,259)	219,478	(14,380)
Total obligations of states and political subdivisions	22,658	(223)	255,669	(18,312)	278,327	(18,535)
Residential mortgage-backed securities	57,085	(505)	2,164,704	(368,931)	2,221,789	(369,436)
Trust preferred securities	938	(63)	29,712	(6,349)	30,650	(6,412)
Corporate and other debt securities	12,575	(426)	59,102	(5,248)	71,677	(5,674)
Total	$136,920	$(1,368)	$2,751,924	$(443,384)	$2,888,844	$(444,752)
December 31, 2022
U.S. Treasury securities	$65,889	$(1,022)	$—	$—	$65,889	$(1,022)
U.S. government agency securities	209,863	(47,508)	1,673	(172)	211,536	(47,680)
Obligations of states and political subdivisions:
Obligations of states and state agencies	62,443	(2,020)	18,231	(1,849)	80,674	(3,869)
Municipal bonds	251,970	(20,457)	15,534	(3,158)	267,504	(23,615)
Total obligations of states and political subdivisions	314,413	(22,477)	33,765	(5,007)	348,178	(27,484)
Residential mortgage-backed securities	962,690	(109,532)	1,413,590	(305,500)	2,376,280	(415,032)
Trust preferred securities	—	—	30,105	(5,938)	30,105	(5,938)
Corporate and other debt securities	57,245	(2,989)	13,525	(1,474)	70,770	(4,463)
Total	$1,610,100	$(183,528)	$1,492,658	$(318,091)	$3,102,758	$(501,619)
Within the HTM securities portfolio, the total number of security positions in an unrealized loss position was 762 and 802 at December 31, 2023 and 2022, respectively.
As of December 31, 2023, the fair value of debt securities HTM that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $2.6 billion.
The contractual maturities of investments in debt securities HTM at December 31, 2023 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

2023 Form 10-K	104

	December 31, 2023
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$26,756	$26,730
Due after one year through five years	111,161	108,553
Due after five years through ten years	156,190	149,634
Due after ten years	561,003	495,469
Residential mortgage-backed securities	2,885,303	2,521,926
Total	$3,740,413	$3,302,312
Actual maturities of HTM debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities HTM was 10.79 years at December 31, 2023.
Credit Quality Indicators
Valley monitors the credit quality of the HTM debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at December 31, 2023 and 2022.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
December 31, 2023
U.S. Treasury securities	$26,232	$—	$—	$—	$26,232
U.S. government agency securities	305,996	—	—	—	305,996
Obligations of states and political subdivisions:
Obligations of states and state agencies	66,502	—	5,330	16,724	88,556
Municipal bonds	283,441	—	—	33,473	316,914
Total obligations of states and political subdivisions	349,943	—	5,330	50,197	405,470
Residential mortgage-backed securities	2,885,303	—	—	—	2,885,303
Trust preferred securities		—	—	37,062	37,062
Corporate and other debt securities	—	6,000	—	74,350	80,350
Total	$3,567,474	$6,000	$5,330	$161,609	$3,740,413
December 31, 2022
U.S. Treasury securities	$66,911	$—	$—	$—	$66,911
U.S. government agency securities	260,392	—	—	—	260,392
Obligations of states and political subdivisions:
Obligations of states and state agencies	74,943	—	5,497	18,798	99,238
Municipal bonds	333,488	—	—	47,572	381,060
Total obligations of states and political subdivisions	408,431	—	5,497	66,370	480,298
Residential mortgage-backed securities	2,909,106	—	—	—	2,909,106
Trust preferred securities	—	—	—	37,043	37,043
Corporate and other debt securities	2,000	6,000	—	67,234	75,234
Total	$3,646,840	$6,000	$5,497	$170,647	$3,828,984
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At December 31, 2023, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the “non-rated” category included TEMS secured by Ginnie Mae securities. Trust preferred securities

105	2023 Form 10-K

consist of non-rated single-issuer securities issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.
Allowance for Credit Losses for Held to Maturity Debt Securities
Valley has a zero loss expectation for certain securities within the HTM portfolio, and therefore it is not required to estimate an allowance for credit losses related to these securities under the CECL standard. After an evaluation of qualitative factors, Valley identified the following security types which it believes qualify for this exclusion: U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and TEMS collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third-party. See Note 1 for further details.
HTM debt securities are carried net of an allowance for credit losses. The following table details the activity in the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in thousands)
Beginning balance	$1,646	$1,165	$1,428
(Credit) provision for credit losses	(441)	481	(263)
Ending balance	$1,205	$1,646	$1,165
There were no net charge-offs of HTM debt securities in the respective periods presented in the table above.
Realized Gains and Losses
Gross gains and losses realized on sales, maturities and other securities transactions related to AFS securities and net gains on trading debt securities included in earnings for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
	(in thousands)
Sales transactions:
Gross gains	$869	$—	$1,370
Gross losses	—	—	(550)
Total	$869	$—	$820
Maturities and other securities transactions:
Gross gains	$21	$171	$10
Gross losses	(488)	(76)	(285)
Total	(467)	95	(275)
Net gains (losses) on trading debt securities	702	(1,325)	1,213
Gains (losses) on securities transactions, net	$1,104	$(1,230)	$1,758
The gross gains on sales transactions for the year ended December 31, 2023 represent a gain on sale of a previously impaired and fully charged-off corporate bond issued by Signature Bank that was classified as AFS.

2023 Form 10-K	106

LOANS AND ALLOWANCE FOR CREDIT LOSSES FOR LOANS (Note 5)
The detail of the loan portfolio as of December 31, 2023 and 2022 was as follows:

	2023	2022
	(in thousands)
Loans:
Commercial and industrial	$9,230,543	$8,804,830
Commercial real estate:
Commercial real estate	28,243,239	25,732,033
Construction	3,726,808	3,700,835
Total commercial real estate loans	31,970,047	29,432,868
Residential mortgage	5,569,010	5,364,550
Consumer:
Home equity	559,152	503,884
Automobile	1,620,389	1,746,225
Other consumer	1,261,154	1,064,843
Total consumer loans	3,440,695	3,314,952
Total loans	$50,210,295	$46,917,200
Total loans include net unearned discounts and deferred loan fees of $85.4 million and $120.5 million at December 31, 2023 and 2022, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $222.2 million and $175.9 million at December 31, 2023 and 2022, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
During the year ended December 31, 2023, Valley transferred a non-performing construction loan totaling $10.0 million, net of $4.2 million charge-offs from the held for investment loan portfolio to loans held for sale. There were no sales of loans from the held for investment portfolio during the years December 31, 2023 and 2022.
Related Party Loans
In the ordinary course of business, Valley has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. All loans to related parties are performing as of December 31, 2023.
The following table summarizes the changes in the total outstanding balances of loans and advances to the related parties during the year ended December 31, 2023:

2023
(in thousands)
December 31, 2022	$208,098
New loans and advances	29,484
Repayments	(21,279)
December 31, 2023	$216,303
Loan Portfolio Risk Elements and Credit Risk Management
Credit risk management. For all loan types discussed below, Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk appetite. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by the Credit Committee. A reporting system supplements the management review process by providing management with frequent reports concerning loan production, loan quality, internal loan classification, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by

107	2023 Form 10-K

Valley to manage its risk across business sectors and through cyclical economic circumstances. Additionally, Valley does not accept crypto assets as loan collateral for any of its loan portfolio classes discussed further below.
Commercial and industrial loans.  A significant portion of Valley’s commercial and industrial loan portfolio consists of loans to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value, or in the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, Valley will obtain the personal guarantee of the borrower’s principals to mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most creditworthy borrowers. The commercial portfolio also includes taxi medallion loans totaling approximately $62.3 million with related reserves of $37.7 million at December 31, 2023. All of these loans are on non-accrual status due to ongoing weakness exhibited in the taxi industry caused by strong competition from alternative ride-sharing services and other factors.
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

2023 Form 10-K	108

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
Other consumer loans.  Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in personal lines of credit (mainly those secured by cash surrender value of life insurance), credit card loans and personal loans. Unsecured consumer loans totaled approximately $76.6 million and $63.8 million, including $29.1 million and $16.8 million of credit card loans, at December 31, 2023 and 2022, respectively. Management believes the aggregate risk exposure to unsecured loans and lines of credit was not significant at December 31, 2023.
Credit Quality
The following table presents past due, current and non-accrual loans without an allowance for loan losses by loan portfolio class at December 31, 2023 and 2022:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2023
Commercial and industrial	$9,307	$5,095	$5,579	$99,912	$119,893	$9,110,650	$9,230,543	$6,594
Commercial real estate:
Commercial real estate	3,008	1,257	—	99,739	104,004	28,139,235	28,243,239	81,282
Construction	—	—	3,990	60,851	64,841	3,661,967	3,726,808	12,007
Total commercial real estate loans	3,008	1,257	3,990	160,590	168,845	31,801,202	31,970,047	93,289
Residential mortgage	26,345	8,200	2,488	26,986	64,019	5,504,991	5,569,010	14,654
Consumer loans:
Home equity	1,687	613	—	3,539	5,839	553,313	559,152	—
Automobile	11,850	1,855	576	212	14,493	1,605,896	1,620,389	—
Other consumer	7,017	2,247	512	632	10,408	1,250,746	1,261,154	589
Total consumer loans	20,554	4,715	1,088	4,383	30,740	3,409,955	3,440,695	589
Total	$59,214	$19,267	$13,145	$291,871	$383,497	$49,826,798	$50,210,295	$115,126

109	2023 Form 10-K

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2022
Commercial and industrial	$11,664	$12,705	$18,392	$98,881	$141,642	$8,663,188	$8,804,830	$5,659
Commercial real estate:
Commercial real estate	6,638	3,167	2,292	68,316	80,413	25,651,620	25,732,033	66,066
Construction	—	—	3,990	74,230	78,220	3,622,615	3,700,835	16,120
Total commercial real estate loans	6,638	3,167	6,282	142,546	158,633	29,274,235	29,432,868	82,186
Residential mortgage	16,146	3,315	1,866	25,160	46,487	5,318,063	5,364,550	14,224
Consumer loans:
Home equity	955	254	—	2,810	4,019	499,865	503,884	117
Automobile	5,974	630	1	271	6,876	1,739,349	1,746,225	—
Other consumer	2,158	695	46	93	2,992	1,061,851	1,064,843	—
Total consumer loans	9,087	1,579	47	3,174	13,887	3,301,065	3,314,952	117
Total	$43,535	$20,766	$26,587	$269,761	$360,649	$46,556,551	$46,917,200	$102,186

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $28.8 million, $21.7 million, and $7.1 million for the years ended December 31, 2023, 2022 and 2021, respectively; none of these amounts were included in interest income during these periods.
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

2023 Form 10-K	110

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at December 31, 2023 and 2022, as well as the gross loan charge-offs by year of origination for the year ended December 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,494,417	$1,047,513	$765,335	$377,047	$211,504	$523,430	$4,382,361	$29,798	$8,831,405
Special Mention	70,807	73,423	15,296	358	1,870	915	99,981	139	262,789
Substandard	3,100	1,837	2,629	1,714	1,221	5,900	29,569	4,225	50,195
Doubtful	11,658	595	1,166	(22)	2,653	57,817	12,287	—	86,154
Total commercial and industrial	$1,579,982	$1,123,368	$784,426	$379,097	$217,248	$588,062	$4,524,198	$34,162	$9,230,543
Commercial real estate
Risk Rating:
Pass	$4,088,835	$6,630,322	$4,791,190	$2,789,275	$2,329,385	$5,385,809	$618,056	$104,839	$26,737,711
Special Mention	125,296	82,917	248,900	184,720	69,949	358,059	26	183	1,070,050
Substandard	58,115	25,709	12,122	48,506	70,439	214,095	4,415	2,077	435,478
Total commercial real estate	$4,272,246	$6,738,948	$5,052,212	$3,022,501	$2,469,773	$5,957,963	$622,497	$107,099	$28,243,239
Construction
Risk Rating:
Pass	$753,759	$655,198	$267,336	$10,318	$40,584	$43,560	$1,762,890	$139,599	$3,673,244
Substandard	6,721	—	9,276	—	—	17,668	—	—	33,665
Doubtful	—	19,899	—	—	—	—	—	—	19,899
Total construction	$760,480	$675,097	$276,612	$10,318	$40,584	$61,228	$1,762,890	$139,599	$3,726,808
Gross loan charge-offs	$307	$12,919	$28,438	$6,946	$5,031	$13,446	$3,729	$145	$70,961

111	2023 Form 10-K

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,600,747	$1,089,386	$590,406	$322,564	$250,031	$386,085	$4,307,163	$144	$8,546,526
Special Mention	31,557	3,367	19,492	4,732	4,369	3,558	51,021	7	118,103
Substandard	288	1,734	4,121	1,412	4,256	4,879	31,698	—	48,388
Doubtful	886	20,844	—	2,692	—	64,158	3,233	—	91,813
Total commercial and industrial	$1,633,478	$1,115,331	$614,019	$331,400	$258,656	$458,680	$4,393,115	$151	$8,804,830
Commercial real estate
Risk Rating:
Pass	$6,815,115	$5,168,127	$3,246,885	$2,672,223	$1,536,327	$5,027,128	$452,461	$3,504	$24,921,770
Special Mention	93,286	48,007	60,169	45,447	62,111	125,414	8,188	—	442,622
Substandard	15,088	34,475	32,630	34,622	59,337	183,341	7,986	—	367,479
Doubtful	—	—	—	—	—	162	—	—	162
Total commercial real estate	$6,923,489	$5,250,609	$3,339,684	$2,752,292	$1,657,775	$5,336,045	$468,635	$3,504	$25,732,033
Construction
Risk Rating:
Pass	$942,380	$512,046	$61,131	$22,845	$8,676	$20,599	$2,040,866	$—	$3,608,543
Special Mention	—	—	—	—	—	—	14,268	—	14,268
Substandard	12,969	12,601	—	974	—	17,599	20,138	—	64,281
Doubtful	—	—	—	—	—	13,743	—	—	13,743
Total construction	$955,349	$524,647	$61,131	$23,819	$8,676	$51,941	$2,075,272	$—	$3,700,835

2023 Form 10-K	112

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of December 31, 2023 and 2022, as well as the gross loan charge-offs by year of origination for the year ended December 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$467,178	$1,304,026	$1,505,133	$538,853	$435,669	$1,244,986	$57,052	$1,771	$5,554,668
90 days or more past due	—	1,968	1,681	1,357	3,391	5,945	—	—	14,342
Total residential mortgage	$467,178	$1,305,994	$1,506,814	$540,210	$439,060	$1,250,931	$57,052	$1,771	$5,569,010
Consumer loans
Home equity
Performing	$40,599	$44,893	$14,948	$4,096	$4,850	$46,274	$396,960	$4,608	$557,228
90 days or more past due	—	51	13	—	—	1,132	—	728	1,924
Total home equity	40,599	44,944	14,961	4,096	4,850	47,406	396,960	5,336	559,152
Automobile
Performing	468,152	531,728	356,144	121,658	86,147	34,504	20,227	763	1,619,323
90 days or more past due	90	284	54	92	237	309	—	—	1,066
Total automobile	468,242	532,012	356,198	121,750	86,384	34,813	20,227	763	1,620,389
Other consumer
Performing	32,662	20,376	2,986	1,722	10,381	52,659	1,120,863	18,655	1,260,304
90 days or more past due	10	79	—	—	—	628	—	133	850
Total other consumer	32,672	20,455	2,986	1,722	10,381	53,287	1,120,863	18,788	1,261,154
Total consumer	$541,513	$597,411	$374,145	$127,568	$101,615	$135,506	$1,538,050	$24,887	$3,440,695
Gross loan charge-offs	$296	$903	$357	$232	$752	$1,921	$31	$—	$4,492

113	2023 Form 10-K

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior to 2017	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$1,302,279	$1,502,622	$571,390	$500,197	$338,062	$1,073,995	$66,706	$—	$5,355,251
90 days or more past due	—	197	217	1,835	2,876	4,174	—	—	9,299
Total residential mortgage	$1,302,279	$1,502,819	$571,607	$502,032	$340,938	$1,078,169	$66,706	$—	$5,364,550
Consumer loans
Home equity
Performing	$47,084	$12,432	$4,592	$5,024	$5,581	$13,007	$376,608	$38,570	$502,898
90 days or more past due	—	—	—	—	—	—	276	710	986
Total home equity	47,084	12,432	4,592	5,024	5,581	13,007	376,884	39,280	503,884
Automobile
Performing	724,557	525,017	204,578	166,103	80,012	45,415	—	—	1,745,682
90 days or more past due	38	116	36	180	101	72	—	—	543
Total automobile	724,595	525,133	204,614	166,283	80,113	45,487	—	—	1,746,225
Other consumer
Performing	24,140	10,144	8,206	7,435	7,406	15,736	991,737	—	1,064,804
90 days or more past due	—	—	—	—	—	38	1	—	39
Total other consumer	24,140	10,144	8,206	7,435	7,406	15,774	991,738	—	1,064,843
Total consumer	$795,819	$547,709	$217,412	$178,742	$93,100	$74,268	$1,368,622	$39,280	$3,314,952
Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties. Prior to 2023, a loan was classified as a TDR loan if the borrower was experiencing financial difficulties and a concession was made at the time of such modification.
Effective January 1, 2023, Valley adopted ASU No. 2022-02 which eliminated the accounting guidance for TDR loans while enhancing disclosure requirements for certain loan modifications by creditors when a borrower is experiencing financial difficulty. Valley adopted ASU No. 2022-02 using the modified retrospective transition method. At the date of adoption, Valley was no longer required to utilize a loan-level discounted cash flow approach for determining the allowance for certain modified loans previously classified as TDR loans. As a result, Valley elected to utilize its collective reserve methodology for pools of loans that share common risk characteristics for determining the reserves for the modified loans formerly classified as TDR loans. This change resulted in the recognition of a cumulative-effect adjustment which decreased the allowance for loan losses with an offsetting entry to retained earnings, net of deferred taxes, at January 1, 2023.

2023 Form 10-K	114

The following table shows the amortized cost basis of loans to borrowers experiencing financial difficulty at December 31, 2023 that were modified during the year ended December 31, 2023, disaggregated by class of financing receivable and type of modification. Each of the types of modifications was less than one percent of their respective loan categories.

	2023
	Interest rate reduction	Term extension	Term extension and interest rate reduction	Total
	($ in thousands)
Commercial and industrial	$2,967	$58,287	$2,500	$63,754
Commercial real estate	—	123,838	3,690	127,528
Residential mortgage	—	568	—	568
Home equity	—	31	—	31
Consumer	—	43	—	43
Total	$2,967	$182,767	$6,190	$191,924
The following table describes the types of modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023:

2023
Types of Modifications

Commercial and industrial	Reductions in interest rate from 3.50 percent, 1.84 percent and 1.83 percent to 1.00 percent
12 month term extensions
12 month term extensions combined with a reduction in interest rate from 9.50 percent to 6.50 percent
Commercial real estate	6 to 36 month term extensions
term extension combined with a reduction in interest rate from 8.75 percent to 6.00 percent
Residential mortgage	12 month term extensions
Home equity	120 month term extension
Consumer	60 month term extension
Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts.
Valley has loans to borrowers experiencing financial difficulty that were modified within the previous 12 months and for which there was a payment default (90 or more days past due) totaling $14.9 million at December 31, 2023. All of these loans were modified by term extensions and were on non-accrual status at December 31, 2023.
Valley did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the year ended December 31, 2023.

115	2023 Form 10-K

The following table presents pre- and post-modification amortized cost of loans by loan class modified as TDRs during the year ended December 31, 2022. Post-modification amounts are presented as of December 31, 2022 using the allowance methodology for TDRs prior to the adoption of ASU No. 2022-02.

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
The total TDRs presented in the table above had allocated a specific allowance for loan losses that totaled $63.0 million at December 31, 2022. There was $26.2 million of charge-offs related to TDRs for the year ended December 31, 2022. As of December 31, 2022, the commercial and industrial loan category in the above table mostly consisted of non-accrual TDR taxi medallion loans classified as substandard and doubtful. Valley did not extend any commitments to lend additional funds to borrowers whose loans have been modified as TDRs during the year ended December 31, 2022.
Performing TDRs (not reported as non-accrual loans) and non-performing TDRs totaled $77.5 million and $124.0 million, respectively, as of December 31, 2022.
Loans modified as TDRs within the previous 12 months and for which there was a payment default (90 or more days past due) in the year ended December 31, 2022 were as follows:

	2022
Troubled Debt Restructurings Subsequently Defaulted	Number of Contracts	Recorded Investment
	($ in thousands)
Commercial and industrial	1	$20,844
Commercial real estate:
Commercial real estate	2	5,207
Construction	—	—
Total commercial real estate	2	5,207
Residential mortgage	1	1,071
Total	4	$27,122
Collateral dependent loans. Loans are collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. When Valley determines that foreclosure is probable, the collateral dependent loan balances are written down to the estimated current fair value (less estimated selling costs) resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process.

2023 Form 10-K	116

The following table presents collateral dependent loans by class as of December 31, 2023 and 2022:

	2023	2022
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$96,827	$94,433
Commercial real estate	98,785	74,855
Construction	46,634	55,344
Total commercial real estate loans	145,419	130,199
Residential mortgage	21,843	33,865
Home equity	—	195
Consumer	589	—
Total	$264,678	$258,692

* Commercial and industrial loans presented in the table above are primarily collateralized by taxi medallions.
Allowance for Credit Losses for Loans
The following table summarizes the allowance for credit losses for loans at December 31, 2023 and 2022:

	2023	2022
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$446,080	$458,655
Allowance for unfunded credit commitments	19,470	24,600
Total allowance for credit losses for loans	$465,550	$483,255
The following table summarizes the provision for credit losses for loans for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$50,755	$48,236	$27,507
(Credit) provision for unfunded credit commitments	(5,130)	8,100	5,389
Total provision for credit losses for loans	$45,625	$56,336	$32,896

117	2023 Form 10-K

The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2023 and 2022:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2023
Allowance for loan losses:
Beginning balance	$139,941	$259,408	$39,020	$20,286	$458,655
Impact of the adoption of ASU No. 2022-02	(739)	(589)	(12)	(28)	(1,368)
Beginning balance, adjusted	139,202	258,819	39,008	20,258	457,287
Loans charged-off	(48,015)	(22,946)	(194)	(4,298)	(75,453)
Charged-off loans recovered	11,270	34	201	1,986	13,491
Net (charge-offs) recoveries	(36,745)	(22,912)	7	(2,312)	(61,962)
Provision for loan losses	30,902	13,691	3,942	2,220	50,755
Ending balance	$133,359	$249,598	$42,957	$20,166	$446,080
December 31, 2022
Allowance for loan losses:
Beginning balance	$103,090	$217,490	$25,120	$13,502	$359,202
Allowance for PCD loans *	33,452	36,618	206	43	70,319
Beginning balance, adjusted	136,542	254,108	25,326	13,545	429,521
Loans charged-off	(33,250)	(4,561)	(28)	(4,057)	(41,896)
Charged-off loans recovered	17,081	2,073	711	2,929	22,794
Net (charge-offs) recoveries	(16,169)	(2,488)	683	(1,128)	(19,102)
Provision for loan losses	19,568	7,788	13,011	7,869	48,236
Ending balance	$139,941	$259,408	$39,020	$20,286	$458,655

*    Represents the allowance for acquired PCD loans, net of PCD loan charge-offs totaling $62.4 million in the second quarter 2022.

2023 Form 10-K	118

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology for the years ended December 31, 2023 and 2022.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2023
Allowance for loan losses:
Individually evaluated for credit losses	$55,993	$17,987	$235	$—	$74,215
Collectively evaluated for credit losses	77,366	231,611	42,722	20,166	371,865
Total	$133,359	$249,598	$42,957	$20,166	$446,080
Loans:
Individually evaluated for credit losses	$96,827	$145,419	$21,843	$589	$264,678
Collectively evaluated for credit losses	9,133,716	31,824,628	5,547,167	3,440,106	49,945,617
Total	$9,230,543	$31,970,047	$5,569,010	$3,440,695	$50,210,295
December 31, 2022
Allowance for loan losses:
Individually evaluated for credit losses	$68,745	$13,174	$337	$4,338	$86,594
Collectively evaluated for credit losses	71,196	246,234	38,683	15,948	372,061
Total	$139,941	$259,408	$39,020	$20,286	$458,655
Loans:
Individually evaluated for credit losses	$117,644	$213,522	$28,869	$14,058	$374,093
Collectively evaluated for credit losses	8,687,186	29,219,346	5,335,681	3,300,894	46,543,107
Total	$8,804,830	$29,432,868	$5,364,550	$3,314,952	$46,917,200
LEASES (Note 6)
The following table presents the components of the ROU assets and lease liabilities in the consolidated statements of financial condition by lease type at December 31, 2023 and 2022.

	December 31,
	2023	2022
	(in thousands)
ROU assets:
Operating leases	$343,442	$306,317
Finance leases	19	35
Total	$343,461	$306,352
Lease liabilities:
Operating leases	$403,766	$358,851
Finance leases	15	33
Total	$403,781	$358,884
During the second quarter 2023, Valley recognized an operating lease ROU asset and related lease liability totaling $58.3 million and $66.4 million, respectively, related to its new headquarters located in Morristown, New Jersey. The ROU asset was reduced by construction allowance incentives totaling $8.2 million, which are amortized over the lease term.

119	2023 Form 10-K

The following table presents the components by lease type, of total lease cost recognized in the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
	(in thousands)
Finance lease cost:
Amortization of ROU assets	$16	$379	$378
Interest on lease liabilities	—	30	91
Operating lease cost	48,241	42,268	34,842
Short-term lease cost	1,930	874	700
Variable lease cost	177	4,647	3,417
Sublease income	(3,303)	(2,982)	(3,044)
Total lease cost (primarily included in net occupancy expense)	$47,061	$45,216	$36,384
The following table presents supplemental cash flow information related to leases for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49,007	$43,768	$35,173
Operating cash flows from finance leases	—	30	91
Financing cash flows from finance leases	18	745	681
The following table presents supplemental information related to leases at December 31, 2023 and 2022:

	December 31,
	2023	2022
Weighted-average remaining lease term
Operating leases	12.5 years	10.8 years
Finance leases	2.6 years	2.3 years
Weighted-average discount rate
Operating leases	3.76%	3.29%
Finance leases	1.49%	1.39%
The following table presents a maturity analysis of lessor and lessee arrangements outstanding as of December 31, 2023:

	Lessor	Lessee
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases
	(in thousands)
2024	$272,724	$50,526	$7
2025	225,289	48,409	6
2026	177,931	49,440	2
2027	113,326	44,327	1
2028	58,080	42,555	—
Thereafter	29,681	287,105	—
Total lease payments	877,032	522,362	16
Less: present value discount	(79,583)	(118,596)	(1)
Total	$797,449	$403,766	$15

2023 Form 10-K	120

The total net investment in direct financing and sales-type leases was $797.4 million and $863.8 million at December 31, 2023 and 2022, respectively, comprised of $793.3 million and $859.3 million in lease receivables and $4.1 million and $4.5 million in non-guaranteed residuals, respectively. Total lease income was $40.1 million, $34.4 million and $28.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
PREMISES AND EQUIPMENT, NET (Note 7)
At December 31, 2023 and 2022, premises and equipment, net consisted of:

	2023	2022
	(in thousands)
Land	$80,349	$84,594
Buildings	197,961	206,604
Leasehold improvements	165,878	123,278
Furniture and equipment	172,414	351,290
Total premises and equipment	616,602	765,766
Accumulated depreciation and amortization	(235,521)	(407,210)
Total premises and equipment, net	$381,081	$358,556
Depreciation and amortization of premises and equipment included in net occupancy expense for the years ended December 31, 2023, 2022 and 2021 was approximately $43.4 million, $41.2 million, and $28.8 million, respectively.
GOODWILL AND OTHER INTANGIBLE ASSETS (Note 8)
As discussed in Note 21, Valley made changes to its operating structure and strategy during the second quarter 2022 (and subsequent to the annual goodwill impairment test), which resulted in changes in its operating segments and reporting units to reflect how the CEO, who is the chief operating decision maker, intends to manage Valley, allocates resources and measures performance. Goodwill balances were reallocated across the new operating segments and reporting units based on their relative fair values using the valuation performed during the second quarter 2022.
During 2023, the carrying amounts of goodwill allocated to Valley's reporting units at December 31, 2022 and 2021, as reflected in the table below, were adjusted for the correction of an immaterial error related to the reallocation of goodwill during the second quarter 2022. As a result of the segment change in the second quarter 2022, the goodwill balance of $220.5 million from the former Investment Management reporting unit was allocated to the Consumer Banking (formerly Consumer Lending) and Commercial Banking (formerly Commercial Lending) reporting units, on a relative fair value basis, in the amounts of $41.3 million and $179.2 million, respectively.
The following tables summarize the effects of the adjustment on the amounts previously reported in the goodwill allocation table, the corrected (or “as adjusted”) amounts for each applicable period end and the changes in goodwill for each period presented.

	Reporting Unit (1)
	Wealth Management	Consumer Banking	Commercial Banking	Total
	(in thousands)
December 31, 2021, as reported	$38,851	$222,390	$1,197,767	$1,459,008
Adjustment	(4,536)	127,167	(122,631)	—
December 31, 2021, as adjusted	$34,315	$349,557	$1,075,136	$1,459,008

December 31, 2022, as reported	$49,767	$284,873	$1,534,296	$1,868,936
Adjustment	28,375	64,773	(93,148)	—
December 31, 2022, as adjusted	$78,142	$349,646	$1,441,148	$1,868,936

121	2023 Form 10-K

	Reporting Unit (1)
	Wealth Management	Consumer Banking	Commercial Banking	Total
	(in thousands)
December 31, 2021, as adjusted	$34,315	$349,557	$1,075,136	$1,459,008
Goodwill from business combinations, as adjusted (2)	43,827	89	366,012	409,928
December 31, 2022, as adjusted	$78,142	$349,646	$1,441,148	$1,868,936
December 31, 2023	$78,142	$349,646	$1,441,148	$1,868,936

(1)    The Wealth Management and Consumer Banking reporting units are both components of the overall Consumer Banking operating segment, which is further described in Note 21.
(2)    Includes adjustments of $32.9 million, $(62.4) million and $29.4 million for Wealth Management, Consumer Banking and Commercial Banking, respectively, to reflect the correction of an immaterial error related to the reallocation of goodwill during the second quarter 2022.
The goodwill from business combinations set forth in the table above during 2022 related to the acquisitions of Bank Leumi USA and Landmark totaled $400.6 million and $4.4 million, respectively. The goodwill from Landmark transaction was allocated entirely to the Wealth Management reporting unit during the year ended December 31, 2022. Valley also recorded $4.9 million of additional goodwill during 2022 reflecting an adjustment to the deferred tax assets acquired from Westchester as of the acquisition date. See Note 2 for further details related to acquisitions.
During the second quarter 2023, Valley performed the annual goodwill impairment test at its normal assessment date. During the year ended December 31, 2023, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the years ended December 31, 2023, 2022 and 2021 and the correction of the error in allocation of goodwill to reporting units described above had no impact on this conclusion.

The following tables summarize other intangible assets as of December 31, 2023 and 2022:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
December 31, 2023
Loan servicing rights	$122,586	$(100,636)	$21,950
Core deposits	215,620	(113,183)	102,437
Other	50,393	(14,449)	35,944
Total other intangible assets	$388,599	$(228,268)	$160,331
December 31, 2022
Loan servicing rights	$119,943	$(96,136)	$23,807
Core deposits	223,670	(92,486)	131,184
Other	51,299	(8,834)	42,465
Total other intangible assets	$394,912	$(197,456)	$197,456
Core deposits are amortized using an accelerated method over a period of 10.0 years. Valley recorded $114.4 million of core deposit intangibles resulting from the Bank Leumi USA acquisition during the year ended December 31, 2022.
The line item labeled “Other” included in the table above primarily consists of customer lists, certain financial asset servicing contracts and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 13.4 years. Valley recorded $39.0 million and $6.2 million of other intangible assets resulting from the Bank Leumi USA and Landmark acquisitions, respectively, during the year ended December 31, 2022.
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2023, 2022 and 2021.

2023 Form 10-K	122

The following table summarizes the change in loan servicing rights during the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in thousands)
Loan servicing rights:
Balance at beginning of year	$23,807	$23,685	$22,810
Origination of loan servicing rights	2,643	5,307	11,486
Amortization expense	(4,500)	(5,185)	(10,611)
Balance at end of year	$21,950	$23,807	$23,685
Valuation allowance:
Balance at beginning of year	$—	$—	$(865)
Impairment recovery adjustment	—	—	865
Balance at end of year, net of valuation allowance	$21,950	$23,807	$23,685
Loan servicing rights are accounted for using the amortization method. There was no net impairment recognized during December 31, 2023 and 2022. As shown in the above table, Valley recorded net recoveries of impairment charges totaling $865 thousand for the year ended December 31, 2021.
The Bank services residential mortgage loan portfolios and it is compensated for loan administrative services performed for mortgage servicing rights of loans originated and sold by the Bank, and to a lesser extent, purchased mortgage servicing rights. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $3.3 billion, $3.5 billion and $3.6 billion at December 31, 2023, 2022 and 2021, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.
Valley recognized amortization expense on other intangible assets, including net (recoveries of) impairment charges on loan servicing rights (reflected in the table above), of $39.8 million, $37.8 million and $21.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents the estimated amortization expense of other intangible assets over the next five-year period:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2024	$2,816	$24,897	$5,951
2025	2,478	21,048	5,380
2026	2,187	17,223	4,805
2027	1,916	13,544	4,205
2028	1,681	10,117	3,633
DEPOSITS (Note 9)
Included in time deposits are certificates of deposit over $250 thousand totaling $2.6 billion and $1.8 billion at December 31, 2023 and 2022, respectively. Interest expense on time deposits of $250 thousand or more totaled $9.5 million, $3.4 million and $1.1 million in 2023, 2022 and 2021, respectively.
The scheduled maturities of time deposits as of December 31, 2023 were as follows:

Year	Amount
(in thousands)
2024	$12,332,120
2025	582,428
2026	176,543
2027	36,192
2028	21,992
Thereafter	27,449
Total time deposits	$13,176,724

123	2023 Form 10-K

Deposits from certain directors, executive officers and their affiliates totaled $81.9 million and $101.1 million at December 31, 2023 and 2022, respectively.
BORROWED FUNDS (Note 10)
Short-Term Borrowings
Short-term borrowings at December 31, 2023 and 2022 consisted of the following:

	2023	2022

FHLB advances	$850,000	$24,035
Securities sold under agreements to repurchase	67,834	114,694
Total short-term borrowings	$917,834	$138,729
The weighted average interest rate for short-term FHLB advances was 5.62 percent and 1.60 percent at December 31, 2023 and 2022, respectively.
Long-Term Borrowings
Long-term borrowings at December 31, 2023 and 2022 consisted of the following:

	2023	2022

FHLB advances, net (1)	$1,690,013	$788,419
Subordinated debt, net (2)	638,362	754,639
Total long-term borrowings	$2,328,375	$1,543,058

(1)	FHLB advances are presented net of unamortized premiums totaling $209 thousand and $419 thousand at December 31, 2023 and 2022, respectively.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $5.2 million and $6.9 million at December 31, 2023 and 2022, respectively.
FHLB Advances. Long-term FHLB advances had a weighted average interest rate of 3.75 percent and 1.88 percent at December 31, 2023 and 2022, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.
Long-Term Borrowings
The long-term FHLB advances at December 31, 2023 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2024	$165,000
2025	273,000
2026	351,804
2027	675,000
2028	225,000
Total long-term FHLB advances	$1,689,804
None of the FHLB advances reported in the table above are callable for early redemption by the FHLB during the next 12 months.
Subordinated Debt. On September 27, 2023, Valley repaid $125 million of 5.125 percent matured subordinated notes issued in September 2013. There were no new issuances of the subordinated debt during the year ended December 31, 2023.

2023 Form 10-K	124

At December 31, 2023, Valley had the following subordinated debt outstanding by its maturity date:
•$100 million of 4.55 percent subordinated debentures (notes) issued in June 2015 and due June 30, 2025 with no call dates or prepayments allowed unless certain conditions exist. Interest on the subordinated notes is payable semi-annually in arrears on June 30 and December 30 of each year. The subordinated notes had a net carrying value of $99.9 million and $99.7 million at December 31, 2023 and 2022, respectively.
•$115 million of 5.25 percent Fixed-to-Floating Rate subordinated notes issued in June 2020 and due June 15, 2030 callable in whole or in part on or after June 15, 2025 or upon the occurrence of certain events. Interest on the subordinated notes during the initial five-year term through June 15, 2025 is payable semi-annually on June 15 and December 15. Thereafter, interest is expected to be set based on three-month Term SOFR plus 514 basis points and paid quarterly through maturity of the notes. The subordinated notes had a net carrying value of $113.8 million and $113.6 million at December 31, 2023 and 2022, respectively.
•$300 million of 3.00 percent Fixed-to-Floating Rate subordinated notes issued in May 2021 and due June 15, 2031. The subordinated notes are callable in whole or in part on or after June 15, 2026 or upon the occurrence of certain events. Interest on the subordinated notes during the initial five-year term through June 15, 2026 is payable semi-annually on June 15 and December 15. Thereafter, interest is expected to be set based on three-month Term SOFR plus 236 basis points and paid quarterly through maturity of the notes. The subordinated notes had a carrying value of $276.6 million and $267.1 million, net of unamortized debt issuance costs and fair value of hedging adjustment at December 31, 2023 and 2022, respectively. In June 2021, Valley executed an interest rate swap to hedge the change in the fair value of the $300 million in subordinated notes. See Note 15 for additional details.
•$150 million of 6.25 percent fixed-to-floating rate subordinated notes issued on September 20, 2022 and due September 30, 2032. Interest on the subordinated notes during the initial five year term through September 30, 2027, is payable semi-annually in arrears on March 30 and September 30, commencing on March 30, 2023. Thereafter, interest will be set based on three-month Term SOFR plus 278 basis points and paid quarterly through maturity of the notes. The subordinated notes had a net carrying value of $148.1 million at December 31, 2023.
Pledged Securities. The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $3.5 billion and $1.1 billion for December 31, 2023 and 2022, respectively.
JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS (Note 11)
All of the statutory trusts presented in the table below were acquired in bank acquisitions. These trusts were established for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trust to purchase an equivalent amount of junior subordinated debentures issued by the acquired bank, and now assumed by Valley. The junior subordinated debentures, the sole assets of the trusts, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley does not consolidate its capital trusts based on GAAP but wholly owns all of the common securities of each trust.

125	2023 Form 10-K

The table below summarizes the outstanding callable junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2023 and 2022:

	GCB Capital Trust III	State Bancorp Capital Trust I	State Bancorp Capital Trust II	Aliant Statutory Trust II
	($ in thousands)
Junior Subordinated Debentures:
December 31, 2023
Carrying value (1)	$24,743	$9,425	$8,991	$13,949
Contractual principal balance	24,743	10,310	10,310	15,464
Annual interest rate (2)	3-mo. SOFR+spread adj.+1.4%	3-mo. SOFR+spread adj.+ 3.45%	3-mo. SOFR+ spread adj.+2.85%	3-mo.SOFR+spread adj.+1.8%
December 31, 2022
Carrying value (1)	$24,743	$9,325	$8,860	$13,832
Contractual principal balance	24,743	10,310	10,310	15,464
Annual interest rate	3-mo. LIBOR+1.4%	3-mo. LIBOR+3.45%	3-mo. LIBOR+2.85%	3-mo. LIBOR+1.8%

Stated maturity date	July 30, 2037	November 7, 2032	January 23, 2034	December 15, 2036
Trust Preferred Securities:
December 31, 2023 and 2022	`
Face value	$24,000	$10,000	$10,000	$15,000
Annual distribution rate 2023 (2)	3-mo. SOFR+spread adj.+ 1.4%	3-mo. SOFR+ spread adj.+ 3.45%	3-mo. SOFR+ spread adj.+2.85%	3-mo. SOFR+ spread adj.+1.8%
Annual distribution rate 2022 (2)	3-mo. LIBOR+1.4%	3-mo. LIBOR+3.45%	3-mo. LIBOR+2.85%	3-mo. LIBOR+1.8%
Issuance date	July 2, 2007	October 29, 2002	December 19, 2003	December 14, 2006
Distribution dates (3)	Quarterly	Quarterly	Quarterly	Quarterly

(1)The carrying values include unamortized purchase accounting adjustments at December 31, 2023 and 2022.
(2)The 3-month Term SOFR rate is adjusted for the 0.26161 percent spread.
(3)All cash distributions are cumulative.
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
The trust preferred securities are included in Valley’s total risk-based capital (as Tier 2 capital) for regulatory purposes at December 31, 2023 and 2022.
BENEFIT PLANS (Note 12)
Defined Benefit Pension and Postretirement Benefit Plans
The Bank had offered a qualified non-contributory defined benefit plan and a non-qualified supplemental retirement plan to eligible employees and key executives who met certain age and service requirements, as well as a non-qualified directors' retirement plan. The qualified and non-qualified plans were frozen effective December 31, 2013. Consequently, participants in each plan will not accrue further benefits and their pension benefits were immediately vested and determined based on their compensation and service as of December 31, 2013.
On April 1, 2022, Valley assumed a qualified non-contributory defined benefit pension plan (frozen to both benefits and new participants) covering certain former employees of Bank Leumi USA. Valley also assumed Other post-employment medical and life insurance benefit ("OPEB") plans from Bank Leumi USA mostly covering retired former employees. The OPEB plans are active, but closed to new participants.

2023 Form 10-K	126

Collectively, all qualified and non-qualified plans are referred to as the “Pension” in the tables below unless indicated otherwise.
The following table sets forth the change in the projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the Pension and OPEB plans at December 31, 2023 and 2022, if applicable:

	Pension		OPEB
	2023	2022	2023	2022
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$175,496	$180,204	$5,981	$—
Acquisition (1)	—	49,008	—	7,445
Interest cost	8,923	5,373	279	174
Actuarial gain (loss)	7,604	(48,109)	(161)	(975)
Benefits paid	(12,105)	(10,980)	(648)	(663)
Projected benefit obligation at end of year	$179,918	$175,496	$5,451	$5,981
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$275,406	$278,420	$—	$—
Acquisition	—	53,433	—	—
Actual return on plan assets	37,993	(47,029)	—	—
Employer contributions	1,566	1,562	648	663
Benefits paid	(12,105)	(10,980)	(648)	(663)
Fair value of plan assets at end of year (2)	$302,860	$275,406	$—	$—

Funded status of the plan
Assets (liabilities) recognized	$122,942	$99,910	$(5,451)	$(5,981)
Accumulated benefit obligation	179,918	175,496	$5,451	$5,981

(1)    Beginning balances of the Pension and OPEB plans assumed from Bank Leumi USA are presented as of April 1, 2022, based on the actuarial valuation by the plan administrator.
(2)    Pension assets include accrued interest receivables of $826 thousand and $710 thousand as of December 31, 2023 and 2022, respectively.

Amounts recognized as a component of accumulated other comprehensive loss at end of year that have not been recognized as a component of the net periodic pension expense for Valley’s Pension and OPEB plans are presented in the following table:

	Pension		OPEB
	2023	2022	2023	2022
	(in thousands)
Net actuarial loss (gain)	$45,746	$53,400	$(988)	$(881)
Prior service cost	216	251	—	—
Deferred (benefit) tax expense	(12,697)	(15,116)	273	249
Total	$33,265	$38,535	$(715)	$(632)
The non-qualified plans presented within Pension in the tables above had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as follows:

	2023	2022
	(in thousands)
Projected benefit obligation	$14,571	$14,899
Accumulated benefit obligation	14,571	14,899
Fair value of plan assets	—	—
In determining the discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of AA or higher from either Moody’s or S&P with durations equal to the expected benefit

127	2023 Form 10-K

payments streams required of each plan. The weighted average discount rate used in determining the actuarial present value of benefit obligations for the Pension plans was 5.00 percent and 5.31 percent as of December 31, 2023 and 2022, respectively, and 4.97 percent and 5.29 percent for the OPEB plans as of December 31, 2023 and 2022, respectively.
The net periodic benefit (income) cost for the Pension and OPEB plans were reported within other non-interest expense included the following components for the years ended December 31, 2023, 2022 and 2021:

	Pension			OPEB
	2023	2022	2021	2023	2022
	(in thousands)
Interest cost	$8,923	$5,373	$3,510	$279	$174
Expected return on plan assets	(22,792)	(20,858)	(16,364)	—	—
Amortization of net loss (gain)	58	1,000	1,538	(54)	(95)
Amortization of prior service cost	135	135	135	—	—
Net periodic benefit (income) cost	$(13,676)	$(14,350)	$(11,181)	$225	$79
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

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss for the years ended December 31, 2023 and 2022 were as follows:

	Pension		OPEB
	2023	2022	2023	2022
	(in thousands)
Net actuarial (gain) loss	$(7,596)	$19,777	$(161)	$(976)
Amortization of prior service cost	(135)	(135)	—	—
Amortization of actuarial (loss) gain	(58)	(1,000)	54	95
Total recognized in other comprehensive loss	$(7,789)	$18,642	$(107)	$(881)
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss (before tax)	$(21,465)	$4,292	$118	$(802)
The benefit payments, which reflect expected future service, as appropriate, expected to be paid in future years are presented in the following table:

Year	Pension	OPEB
	(in thousands)
2024	$12,777	$395
2025	12,438	366
2026	13,094	342
2027	12,849	331
2028	13,157	328
Thereafter	63,988	1,523

2023 Form 10-K	128

The weighted average assumptions used to determine net periodic benefit (income) cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Pension			OPEB
	2023	2022	2021	2023	2022
Discount rate - projected benefit obligation	5.31%	2.85%	2.50%	5.29%	2.85%
Discount rate - service cost	N/A	N/A	N/A	N/A	2.85%
Discount rate - interest cost	5.23%	2.49%	1.88%	5.29%	2.85%
Expected long-term return on plan assets	7.50%	6.79%	6.75%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A
Assumed healthcare cost trend rate *	N/A	N/A	N/A	5.50%	5.75%

*    The assumed healthcare cost trend rate used to measure the expected cost of benefits covered by the OPEB plans for 2024 is 5.50 percent. The rate to which the healthcare cost trend rate is assumed to decline (ultimate trend rate) along with the year that the ultimate trend rate will be reached is 4.50 percent in 2028.
The expected long-term rate of return on plans' assets is the average rate of return expected to be realized on funds invested or expected to be invested to provide for the benefits included in the benefit obligation. The expected long-term rate of return on plans assets is established at the beginning of the year based upon historical and projected returns for each asset category. The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change materially or when asset class returns are expected to change for the long-term.
In accordance with Section 402 (c) of Employee Retirement Income Security Act of 1974, as amended, the investment management advisory firm and individual asset managers, if applicable, of both defined benefit pension plans are granted full discretion to buy, sell, invest and reinvest the portions of the portfolio assigned to them consistent with the Bank Pension Committee’s policy and guidelines and under the supervision of an independent non-discretionary investment consulting firm that reports to the Pension Committee and Trustees. The long-term asset allocation targets set for the plans reflect return requirements and risk tolerances specific to each plan. The asset allocation targets for Valley National Bank Pension Plan (Valley Plan) are set to achieve a required-return assumption with an approximate equal weighting of 50 percent fixed income securities and 50 percent equity securities. The Bank Leumi Employee Retirement Income Plan (Bank Leumi Plan) asset allocation targets are set in accordance with a “liability-driven investment” (LDI) approach whereby the mix of assets varies to minimize funded-status volatility while meeting required-return assumption. The Bank Leumi Plan assets will be invested in approximately 55 percent high-quality fixed income and 45 percent in marketable equities.
Although much depends upon market conditions, the absolute investment objective for the equity portion is to earn at least a mid-to-high single digit return, after adjustment by the CPI, over rolling five-year periods. Relative performance should be above the median of a suitable grouping of other equity portfolios and a suitable index over rolling three-year periods. For the fixed income portion of the Valley Plan, the absolute objective is to earn a positive annual real return, after adjustment by the CPI, over rolling five-year periods. For the fixed income portion of the Bank Leumi Plan, the absolute objective is to earn an annual real return that, to the greatest extent possible, offsets the change in value of the plan’s liability. Relative performance should be better than the median performance of bonds when judged against a suitable index of other fixed income portfolios and above suitable market benchmark over rolling three-year periods. Cash equivalents will be invested in money market funds or in other high quality instruments approved by the Trustees of the qualified plan.
At the direction of the Trustees, and with the assistance of an independent non-discretionary investment consulting firm, the Bank’s Pension Committee manages the risk exposure of the qualified plans’ assets; directs the diversification of the plans’ investments into various suitable investment options and supervises plan assets managed by several individual asset managers. The Pension Committee engages an independent non-discretionary investment consulting firm that regularly monitors the performance of the plan assets and the individual asset managers to ensure they are compliant with the policies adopted by the Pension Committee and Trustees. If the risk profile and overall return of assets managed are not in line with the risk objectives or expected return benchmarks for the qualified plan, the investment consulting firm may recommend the termination of an asset manager to the Pension Committee. In general, the assets of the qualified plans are marketable investment securities that are well-diversified in terms of industry, economic sector, market capitalization and asset class.

129	2023 Form 10-K

The following table presents the weighted-average asset allocations by asset category for the defined benefit pension plans that are measured at fair value by level within the fair value hierarchy. See Note 3 for further details regarding the fair value hierarchy.

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Mutual funds	30%	$91,000	$91,000	$—	$—
Equity securities	20	60,918	60,918	—	—
Corporate bonds	19	56,267	—	56,267	—
U.S. Treasury securities	18	54,234	54,234	—	—
Commingled fund	8	25,115	—	25,115	—
U.S. government agency securities	4	10,580	—	10,580	—
Cash and money market funds	1	3,920	3,920	—	—
Total investments	100%	$302,034	$210,072	$91,962	$—

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Mutual funds	30%	$78,712	$78,712	$—	$—
Equity securities	20	55,157	55,157	—	—
Corporate bonds	17	46,839	—	46,839	—
U.S. Treasury securities	20	57,587	57,587	—	—
Commingled fund	9	23,395	—	23,395	—
U.S. government agency securities	3	9,271	—	9,271	—
Cash and money market funds	1	3,735	3,735	—	—
Total investments	100%	$274,696	$195,191	$79,505	$—
The following is a description of the valuation methodologies used for assets measured at fair value:
Equity securities, U.S. Treasury securities and cash and money market funds are valued at fair value in the tables above utilizing Level 1 inputs. Mutual funds are measured at their respective net asset values, which represent fair values of the securities held in the funds based on Level 1 inputs.
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

2023 Form 10-K	130

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
Other Non-Qualified Plans
Valley maintains separate non-qualified plans for former directors and senior management of Merchants Bank of New York acquired in January of 2001. At December 31, 2023 and 2022, the remaining obligations under these plans were $963 thousand and $1.1 million, respectively, of which $246 thousand and $297 thousand, respectively, were funded by Valley. As of December 31, 2023 and 2022, all of the obligations were included in other liabilities and $519 thousand (net of a $198 thousand tax benefit) and $585 thousand (net of a $231 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $717 thousand pre-tax in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.
Valley assumed, in the Oritani acquisition on December 1, 2019, certain obligations under non-qualified retirement plans, including a SERP for the former Chief Executive Officer of Oritani. The SERP is a retirement benefit with a minimum payment period of 20 years upon death, disability, normal retirement, early retirement or separation from service after a change in control. Distributions from the plan began on July 1, 2020. The funded obligation under the SERP totaled $11.6 million and $12.3 million at December 31, 2023 and 2022, respectively. The SERP is secured by investments in money market mutual funds which are held in a trust and classified as equity securities on the consolidated statements of financial condition at both December 31, 2023 and 2022. Valley recorded net benefit income of $1.5 million, $1.8 million and $357 thousand related to the valuation of the SERP for the years ended December 31, 2023, 2022 and 2021, respectively.
Bonus Plan
Valley National Bank and its subsidiaries may award cash incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense for cash incentive awards were $57.4 million, $54.6 million and $29.0 million during 2023, 2022 and 2021, respectively.
Savings and Investment Plan
Valley National Bank maintains a 401(k) plan that covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash invested in accordance with each participant’s investment elections. The Bank recorded $16.0 million, $14.0 million and $10.7 million in expense for contributions to the plan for the years ended December 31, 2023, 2022 and 2021, respectively.
Deferred Compensation Plan
Valley has a non-qualified, unfunded deferred compensation plan maintained for the purpose of providing deferred compensation for selected employees participating in the 401(k) plan whose contributions are limited as a result of the limitations under Section 401(a)(17) of the Internal Revenue Code. Each participant in the plan is permitted to defer per calendar year, up to five percent of the portion of the participant’s salary and cash bonus above the limit in effect under the Company's 401(k) plan and receive employer matching contributions that become fully vested after two years of participation in the plan. Plan participants also receive an annual interest crediting on their balances held as of December 31 each year. Benefits are generally paid to a participant in a single lump sum following the participant’s separation from service with Valley. Valley recorded plan expenses of $747 thousand, $447 thousand and $415 thousand for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, Valley had an unsecured general liability of $3.6 million and $2.5 million, respectively, included in accrued expenses and other liabilities in connection with this plan.
Stock Based Compensation
On April 25, 2023, Valley's shareholders approved the Valley National Bancorp 2023 Incentive Compensation Plan (the 2023 Plan). The purpose of the 2023 Plan is to provide additional long-term incentives to employees, directors and officers whose contributions are essential to the continued growth and success of Valley. Upon shareholder approval of the 2023 Plan, Valley ceased granting awards under the Valley National Bancorp 2021 Incentive Compensation Plan (the 2021 Plan). Under the 2023 Plan, Valley may issue awards to its officers, employees and non-employee directors in amounts up to 14.5 million shares of common stock, less one share for every share granted under the prior 2021 Plan after December 31, 2022. As of December 31, 2023, 12.5 million shares of common stock were available for issuance under the 2023 Plan.

131	2023 Form 10-K

Valley recorded total stock-based compensation expense of $33.1 million, $28.8 million and $20.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The stock-based compensation expense for 2023, 2022 and 2021 included $2.3 million, $2.3 million and $1.6 million, respectively, related to stock awards granted to retirement eligible employees. Compensation expense for awards to retirement eligible employees is amortized monthly over a one year required service period after the grant date. The fair values of all other stock awards are expensed over the shorter of the vesting or required service period. As of December 31, 2023, the unrecognized amortization expense for all stock-based compensation totaled approximately $31.6 million and will be recognized over an average remaining vesting period of approximately 1.74 years.
RSUs. RSUs are awarded as (1) performance-based RSUs and (2) time-based RSUs. Performance based RSUs vest based on (i) growth in tangible book value per share plus dividends and (ii) total shareholder return as compared to our peer group. The performance based RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. Generally, time-based RSUs vest ratably in one-third increments each year over a three-year vesting period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common share) over the applicable performance or service period. Dividend equivalents, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the applicable performance or service conditions are not met.
The table below summarizes average grant date fair values of RSUs for the years ended December 31, 2023, 2022, and 2021:

	Restricted Stock Units Average Grant Date Fair Values
	2023	2022	2021
	(in thousands, except per share data)
Average grant date fair value per share:
Performance-based RSUs	$12.80	$14.72	$12.36
Time-based RSUs	$11.25	$13.22	$12.01
The following table sets forth the changes in RSUs outstanding for the years ended December 31, 2023, 2022 and 2021:

	Restricted Stock Units Outstanding
	2023	2022	2021
Outstanding at beginning of year	5,196,609	3,889,756	3,228,659
Granted	2,944,837	3,426,181	1,999,376
Vested	(2,110,120)	(1,833,739)	(1,239,797)
Forfeited	(336,996)	(285,589)	(98,482)
Outstanding at end of year	5,694,330	5,196,609	3,889,756
Restricted Stock. A restricted stock award is a grant of shares of Valley common stock subject to certain vesting and other restrictions. Compensation expense is measured based on the grant-date fair value of the shares.
The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2023, 2022 and 2021:

	Restricted Stock Awards Outstanding
	2023	2022	2021
Outstanding at beginning of year	5,245	213,908	413,701
Vested	(5,245)	(208,663)	(191,104)
Forfeited	—	—	(8,689)
Outstanding at end of year	—	5,245	213,908
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
On April 1, 2022, Valley issued replacement options for the pre-existing and fully vested stock option awards of Bank Leumi USA for 2.7 million shares of Valley common stock at a weighted average exercise price of $8.47. The stock plan under which the original Bank Leumi stock awards were issued is no longer active at the acquisition date.

2023 Form 10-K	132

The following table summarizes stock option activity as of December 31, 2023, 2022 and 2021 and changes during the years ended on those dates:

	2023		2022		2021
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,927,031	$8	217,555	$7	2,986,347	$7
Acquired in business combinations	—	—	2,726,113	8	—	—
Exercised	(12,202)	6	(16,637)	6	(2,768,792)	7
Forfeited or expired	—	—	—	—	—	—
Outstanding at end of year	2,914,829	8	2,927,031	8	217,555	7
Exercisable at year-end	2,914,829	8	2,927,031	8	217,555	7
The following table summarizes information about stock options outstanding and exercisable at December 31, 2023:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4-6	42,352	2.2	$6
6-8	88,764	3.2	7
8-10	2,758,113	1.8	8
10-12	25,600	4.7	10
	2,914,829	2.0	8

INCOME TAXES (Note 13)
Income tax expense for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	2023	2022	2021
	(in thousands)
Current expense:
Federal	$123,569	$132,060	$92,823
State	65,611	72,271	47,249
	189,180	204,331	140,072
Deferred (benefit) expense:
Federal	(8,035)	7,263	19,709
State	(1,324)	222	7,118
	(9,359)	7,485	26,827
Total income tax expense	$179,821	$211,816	$166,899

133	2023 Form 10-K

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	2023	2022
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$128,717	$133,459
Employee benefits	41,190	39,917
Investment securities	42,361	48,598
Net operating loss carryforwards	11,037	13,904
Purchase accounting	53,980	66,487
FDIC Special Assessment	13,894	—
Other	24,362	12,995
Total deferred tax assets	315,541	315,360
Deferred tax liabilities:
Pension plans	37,194	30,474
Depreciation	20,963	16,625
Other investments	11,175	8,838
Core deposit intangibles	28,237	36,189
Other	22,319	27,235
Total deferred tax liabilities	119,888	119,361
Valuation Allowance	424	1,642
Net deferred tax asset (included in other assets)	$195,229	$194,357
Valley's federal net operating loss carryforwards totaled approximately $39.8 million at December 31, 2023, and expire during the period from 2029 through 2034. State net operating loss carryforwards totaled approximately $61.6 million at December 31, 2023, and expire during the period from 2029 through 2038.
Valley's capital loss carryforwards totaled approximately $4.1 million, net of a valuation allowance of $424 thousand at December 31, 2023, and expire during 2028.
Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits of these deductible differences and loss carryforwards.
Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 21 percent for the years ended December 31, 2023, 2022, and 2021 were as follows:

	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
U.S. federal statutory tax rate	$142,450	21.0%	$163,940	21.0%	$134,556	21.0%
Increase (decrease) due to:
State income tax expense, net of federal tax effect *	50,787	7.5%	57,276	7.3%	42,950	6.7%
Tax credits	(23,008)	(3.4)%	(12,872)	(1.6)%	(9,942)	(1.6)%
Nontaxable or non-deductible items	6,659	1.0%	4,952	0.6%	431	0.1%
Other adjustments	2,933	0.4%	(1,480)	(0.2)%	(1,096)	(0.2)%
Income tax expense	$179,821	26.5%	$211,816	27.1%	$166,899	26.0%

*State taxes in New York, New York City, and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

2023 Form 10-K	134

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
Valley had $30.4 million in reserve for tax liability positions at December 31, 2023, 2022, and 2021 related to certain tax credits and other tax benefits previously recognized by Valley, where, subsequently, a third-party fraud was uncovered by the U.S. Department of Justice in 2018. While we believe that Valley was fully reserved for the tax positions related to this matter at December 31, 2023, we continue to evaluate all our existing tax positions each quarter under GAAP.
A reconciliation of Valley’s gross unrecognized tax benefits for 2023, 2022 and 2021 is presented in the table below:

	2023	2022	2021
	(in thousands)
Beginning balance	$30,359	$30,359	$31,918
Settlements with taxing authorities	—	—	(1,559)
Ending balance	$30,359	$30,359	$30,359
The entire balance of unrecognized tax benefits, if recognized, would favorably affect Valley's effective income tax rate. It is reasonably possible that the liability for unrecognized tax benefits could increase or decrease in the next twelve months due to completion of tax authorities’ exams or the expiration of statutes of limitations.
Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley accrued approximately $13.4 million, $10.5 million and $8.7 million of interest expense associated with Valley's uncertain tax positions at December 31, 2023, 2022 and 2021, respectively.
Valley monitors its tax positions for the underlying facts, circumstances, and information available including changes in tax laws, case law, and regulations that may necessitate subsequent de-recognition of previous tax benefits.
The following table presents income taxes paid for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in thousands)
Federal taxes paid	$162,502	$121,000	$100,000
State and city taxes paid:
New York	25,718	18,626	14,430
New Jersey	19,006	12,010	23,510
New York City	13,307	12,141	16,933
Other	15,970	8,325	8,497
Total state and city taxes paid	74,001	51,102	63,370
Total income taxes paid	$236,503	$172,102	$163,370
Valley files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2018. Valley is under examination by the IRS and also under routine examination by various state jurisdictions, and we expect the examinations to be completed within the next 12 months. Valley has considered, for all open audits, any potential adjustments in establishing our reserve for unrecognized tax benefits as of December 31, 2023.
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

135	2023 Form 10-K

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
The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$22,158	$24,198
Other tax credit investments, net	117,659	56,551
Total tax credit investments, net	$139,817	$80,749
Other Liabilities:
Unfunded affordable housing tax credit commitments	$1,305	$1,338
Total unfunded tax credit commitments	$1,305	$1,338

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$5,872	$4,748	$3,525
Other tax credit investment credits and tax benefits	20,069	11,617	9,320
Total reduction in income tax expense	$25,941	$16,365	$12,845
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$3,198	$2,311	$1,895
Affordable housing tax credit investment impairment losses	2,466	1,187	1,416
Other tax credit investment losses	1,266	1,254	811
Other tax credit investment impairment losses	11,079	7,655	6,788
Total amortization of tax credit investments recorded in non-interest expense	$18,009	$12,407	$10,910
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
•The inability of the investee to sustain earnings;
•A current fair value of the investment based upon cash flow projections that is less than the carrying amount; and
•Change in the economic or technological environment that could adversely affect the investee’s operations.

2023 Form 10-K	136

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
The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2023 and 2022:

	2023	2022
	(in thousands)
Commitments under commercial loans and lines of credit	$10,727,162	$10,262,414
Home equity and other revolving lines of credit	1,681,431	1,920,824
Standby letters of credit	478,954	509,804
Outstanding residential mortgage loan commitments	175,269	317,108
Commitments under unused lines of credit - credit card	138,564	116,208
Commitments to sell loans	24,418	22,008
Commercial letters of credit	28,817	5,863
Total	$13,254,615	$13,154,229
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

137	2023 Form 10-K

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
During the second quarter 2023, Valley terminated six interest rate swaps with a total notional amount of $600 million. The terminated swaps, originally maturing from November 2024 to November 2026, were used to hedge the changes in cash flows associated with certain variable rate loans. The transaction resulted in a pre-tax gain totaling $3.6 million reported in accumulated other comprehensive loss within shareholders' equity that will be amortized to interest income over the life of the previously hedged loans.
Fair Value Hedges of Fixed Rate Assets and Liabilities. Valley is exposed to changes in the fair value of certain fixed-rate assets and liabilities due to changes in interest rates and uses interest rate swaps to manage its exposure to changes in fair value. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.
In June 2021, Valley entered into a $300 million forward-starting interest rate swap agreement with a notional amount of $300 million, maturing in June 2026, to hedge the change in the fair value of the 3 percent subordinated debt issued on May 28, 2021. Under the swap agreement, beginning in January 2022, Valley receives fixed rate payments and pays variable rate amounts based on SOFR plus 2.187 percent.
During the fourth quarter 2023, Valley entered into interest rate swap agreements with notional amounts totaling $500 million, maturing in the fourth quarter 2025, with interest rates ranging from 4.2 percent to 4.6 percent to hedge the change in the fair value of certain fixed rate residential loans. Valley received variable rate based on Floating SOFR Overnight Indexed Swap (OIS) Compound rate and pays a fixed weighted average rate of 4.47 percent.
Non-designated Hedges.  Derivatives not designated as hedges may be used to manage Valley’s exposure to interest rate movements or to provide a service to customers but do not meet the requirements for hedge accounting under GAAP. Derivatives not designated as hedges are not entered into for speculative purposes. Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third party, such that Valley minimizes its net risk exposure resulting from such transactions. As these interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At December 31, 2023, Valley had 43 credit swaps with an aggregate notional amount of $537.8 million related to risk participation agreements.
At December 31, 2023, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the Constant Maturity Swap rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month Term SOFR rate (modified from the three-month LIBOR rate effective July 1, 2023) and, therefore, provide an effective economic hedge.
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

2023 Form 10-K	138

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
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows at December 31, 2023 and 2022:

	2023			2022
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Cash flow hedge interest rate swaps	$—	$—	$—	$3,971	$4	$600,000
Fair value hedge interest rate swaps	—	21,460	800,000	—	29,794	300,000
Total derivatives designated as hedging instruments	$—	$21,460	$800,000	$3,971	$29,798	$900,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts *	$458,129	$457,885	$16,282,279	$449,280	$564,678	$14,753,330
Foreign currency derivatives	8,024	8,286	1,557,167	13,709	12,604	1,273,735
Mortgage banking derivatives	74	472	38,797	167	157	31,299
Total derivatives not designated as hedging instruments	$466,227	$466,643	$17,878,243	$463,156	$577,439	$16,058,364

*    Other derivatives include risk participation agreements.
Beginning in the second quarter 2023, certain cash flow hedges and other non-designated derivative hedging instruments previously cleared through the Chicago Mercantile Exchange and London Clearing House were no longer subject to the variation margin netting under the single-unit of account. Fair value interest rate swaps and certain non-designated derivative instruments are reported in the table above net of variation margin as settlements using a single-unit of account at December 31, 2023 and 2022, respectively.
Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	2023	2022	2021
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(891)	$(274)	$(3,436)
Amount of (loss) gain recognized in other comprehensive income (loss)	(1,093)	4,683	138
The accumulated net after-tax gains and losses related to effective cash flow hedges included in accumulated other comprehensive loss were $2.1 million and $2.2 million at December 31, 2023 and 2022, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest income and expense as interest payments are received and paid on the hedged variable interest rate assets and liabilities. Valley estimates that $1.2 million (before tax) will be reclassified as an increase to interest income in 2024.

139	2023 Form 10-K

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	2023	2022	2021
	(in thousands)
Derivative—interest rate swaps:
Interest income	$(3,877)	$—	$—
Interest expense	$8,473	$(466)	$(3,335)
Hedged item—subordinated debt and loans:
Interest income	$3,877	$—	$—
Interest expense	(8,687)	741	3,397
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged items related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at December 31, 2023 and 2022:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Asset/ Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/Liability
	(in thousands)
December 31, 2023
Loans	$503,877	$3,877
Long-term borrowings *	276,572	(21,445)
December 31, 2022
Long-term borrowings *	267,076	(30,132)

*    Net carrying amount includes unamortized debt issuance costs of $2.0 million and $2.8 million at December 31, 2023 and 2022, respectively.
The net losses (gains) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	2023	2022	2021
	(in thousands)
Non-designated hedge interest rate and credit derivatives
Other non-interest expense	$1,590	$(1,392)	$54
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $35.7 million, $48.8 million and $26.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Collateral Requirements and Credit Risk Related Contingency Features.  By using derivatives, Valley is exposed to credit risk if counterparties to the derivative contracts do not perform as expected. Management attempts to minimize counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral where appropriate. Credit risk exposure associated with derivative contracts is managed at Valley in conjunction with Valley’s consolidated counterparty risk management process. Valley’s counterparties and the risk limits monitored by management are periodically reviewed and approved by the Board.
Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of December 31, 2023, Valley was in compliance

2023 Form 10-K	140

with all of the provisions of its derivative counterparty agreements. The aggregate fair value of all derivative financial instruments with credit risk-related contingent features was in a net asset position at December 31, 2023. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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
Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by or received from the counterparty with net liability or assets position, respectively, in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the swap or repurchase agreement should Valley be in default. Total amount of collateral held or pledged cannot exceed the net derivative fair values with the counterparty.
The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2023 and 2022.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
December 31, 2023
Assets:
Interest rate swaps and other contracts	$458,129	$—	$458,129	$53,780	$(302,180)	$209,729
Liabilities:
Interest rate swaps and other contracts	$479,345	$—	$479,345	$(53,780)	$—	$425,565
Total liabilities	$479,345	$—	$479,345	$(53,780)	$—	$425,565
December 31, 2022
Assets:
Interest rate swaps and other contracts	$453,251	$—	$453,251	$12,766	$(342,480)	$123,537
Liabilities:
Interest rate swaps and other contracts	$594,476	$—	$594,476	$(12,766)	$(432)	$581,278
Total liabilities	$594,476	$—	$594,476	$(12,766)	$(432)	$581,278

*    Cash collateral received from or pledged to our counterparties in relation to market value exposures of derivative contacts in an asset/liability position.
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
Valley and Valley National Bank are subject to the regulatory capital requirements administered by the Federal Reserve and the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct significant impact on Valley’s consolidated financial

141	2023 Form 10-K

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
Valley is required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of December 31, 2023 and 2022, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
For regulatory capital purposes, in accordance with the Federal Reserve’s final rule issued August 26, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and will increase by 25 percent per year until fully phased-in on January 1, 2025. As of December 31, 2023, approximately $23.6 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk based capital ratios by approximately 6 basis points.

2023 Form 10-K	142

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under the Basel III risk-based capital guidelines at December 31, 2023 and 2022:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2023
Total Risk-based Capital
Valley	$5,855,633	11.76%	$5,228,447	10.50%	N/A	N/A
Valley National Bank	5,794,213	11.64	5,228,403	10.50	$4,979,431	10.00%
Common Equity Tier 1 Capital
Valley	4,623,473	9.29	3,485,631	7.00	N/A	N/A
Valley National Bank	5,420,894	10.89	3,485,602	7.00	3,236,630	6.50
Tier 1 Risk-based Capital
Valley	4,838,314	9.72	4,232,552	8.50	N/A	N/A
Valley National Bank	5,420,894	10.89	4,232,517	8.50	3,983,545	8.00
Tier 1 Leverage Capital
Valley	4,838,314	8.16	2,372,129	4.00	N/A	N/A
Valley National Bank	5,420,894	9.14	2,372,322	4.00	2,965,403	5.00

As of December 31, 2022
Total Risk-based Capital
Valley	$5,569,639	11.63%	$5,026,621	10.50%	N/A	N/A
Valley National Bank	5,659,511	11.84	5,018,129	10.50	$4,779,170	10.00%
Common Equity Tier 1 Capital
Valley	4,315,659	9.01	3,351,080	7.00	N/A	N/A
Valley National Bank	5,284,372	11.06	3,345,419	7.00	3,106,461	6.50
Tier 1 Risk-based Capital
Valley	4,530,500	9.46	4,069,169	8.50	N/A	N/A
Valley National Bank	5,284,372	11.06	4,062,295	8.50	3,823,336	8.00
Tier 1 Leverage Capital
Valley	4,530,500	8.23	2,200,822	4.00	N/A	N/A
Valley National Bank	5,284,372	9.60	2,200,891	4.00	2,751,114	5.00
COMMON AND PREFERRED STOCK (Note 18)
Repurchase Plan. In 2007, the Board approved the repurchase of up to 4.7 million of common shares. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. During 2022 and 2021 Valley repurchased approximately 1.0 million and 1.6 million of its common shares on the open market at an average price of $13.32 and $14.31 per share, respectively, under its 2007 stock repurchase plan. In April 2022, Valley terminated its 2007 stock repurchase plan (and its remaining shares available for repurchase) and publicly announced a new stock purchase program for up to 25 million shares of Valley common stock. The authorization to repurchase shares will expire on April 25, 2024. During 2023, Valley repurchased 300 thousand common shares on the open market at an average price of $6.97 per share, under its 2022 stock repurchase plan.
Other Stock Repurchases. Valley purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of stock awards. During the years ended December 31, 2023, 2022 and 2021, Valley purchased approximately 814 thousand, 761 thousand and 510 thousand shares, respectively, of its outstanding common stock at an average price of $11.53, $13.93 and $10.85, respectively, for such purpose.

143	2023 Form 10-K

Preferred Stock
Series A Issuance. On June 19, 2015, Valley issued 4.6 million shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, no par value per share, with a liquidation preference of $25 per share. Dividends on the preferred stock accrue and are payable quarterly in arrears, at a fixed rate per annum equal to 6.25 percent from the original issue date to, but excluding, June 30, 2025, and thereafter at a floating rate per annum equal to three-month SOFR plus an adjustment of 0.26161 percent plus a spread of 3.85 percent. The net proceeds from the preferred stock offering totaled $111.6 million. Commencing June 30, 2025, Valley may redeem the preferred shares at the liquidation preference plus accrued and unpaid dividends, subject to certain conditions.
Series B Issuance. On August 3, 2017, Valley issued 4.0 million shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B, no par value per share, with a liquidation preference of $25 per share. Dividends on the preferred stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 5.50 percent from the original issuance date to, but excluding, September 30, 2022, and thereafter at a floating rate per annum equal to three-month SOFR plus an adjustment of 0.26161 percent plus a spread of 3.578 percent. The net proceeds from the preferred stock offering totaled $98.1 million. Valley may redeem the preferred shares at the liquidation preference plus accrued and unpaid dividends, subject to certain conditions.
Preferred stock is included in Valley's (additional) Tier 1 capital and total risk-based capital at December 31, 2023 and 2022.

2023 Form 10-K	144

OTHER COMPREHENSIVE INCOME (Note 19)
The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021. Components of other comprehensive income (loss) include changes in net unrealized gains and losses on debt securities AFS; unrealized gains and losses on derivatives used in cash flow hedging relationships; and the defined benefit pension and postretirement benefit plan adjustments for the unfunded portion of various employee, officer and director benefit plans.

	2023			2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(in thousands)
Unrealized gains and losses on available for sale debt securities
Net gains (losses) arising during the period	$19,514	$(6,564)	$12,950	$(189,201)	$52,220	$(136,981)	$(32,586)	$8,973	$(23,613)
Less reclassification adjustment for net (gains) losses included in net income (1)	(863)	229	(634)	(31)	8	(23)	(663)	172	(491)
Net change	18,651	(6,335)	12,316	(189,232)	52,228	(137,004)	(33,249)	9,145	(24,104)
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains arising during the period	(1,093)	336	(757)	4,683	(1,321)	3,362	138	(11)	127
Less reclassification adjustment for net losses (gains) included in net income (2)	891	(253)	638	274	(71)	203	3,436	(989)	2,447
Net change	(202)	83	(119)	4,957	(1,392)	3,565	3,574	(1,000)	2,574
Defined benefit pension and postretirement benefit plans
Net gains (losses) arising during the period	8,027	(2,591)	5,436	(18,531)	5,356	(13,175)	14,381	(4,075)	10,306
Amortization of prior service (cost) credit (3)	(135)	45	(90)	(135)	35	(100)	(135)	39	(96)
Amortization of net loss (3)	4	(1)	3	905	(261)	644	1,538	(432)	1,106
Net change	7,896	(2,547)	5,349	(17,761)	5,130	(12,631)	15,784	(4,468)	11,316
Total other comprehensive income (loss)	$26,345	$(8,799)	$17,546	$(202,036)	$55,966	$(146,070)	$(13,891)	$3,677	$(10,214)

(1)    Included in gains (losses) on securities transactions, net.
(2)     Included in interest expense.
(3)     Included in the computation of net periodic pension cost. See Note 12 for details.

145	2023 Form 10-K

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive (loss) income for the years ended December 31, 2023, 2022 and 2021:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined benefit pension and postretirement benefit plans
	(in thousands)
Balance-December 31, 2020	$33,290	$(3,906)	$(37,102)	$(7,718)
Other comprehensive income (loss) before reclassifications	(23,613)	127	10,306	(13,180)
Amounts reclassified from other comprehensive (loss) income	(491)	2,447	1,010	2,966
Other comprehensive income (loss), net	(24,104)	2,574	11,316	(10,214)
Balance-December 31, 2021	9,186	(1,332)	(25,786)	(17,932)
Other comprehensive (loss) income before reclassifications	(136,981)	3,362	(13,175)	(146,794)
Amounts reclassified from other comprehensive (loss) income	(23)	203	544	724
Other comprehensive (loss) income, net	(137,004)	3,565	(12,631)	(146,070)
Balance-December 31, 2022	(127,818)	2,233	(38,417)	(164,002)
Other comprehensive income (loss) before reclassifications	12,950	(757)	5,436	17,629
Amounts reclassified from other comprehensive income (loss)	(634)	638	(87)	(83)
Other comprehensive income (loss), net	12,316	(119)	5,349	17,546
Balance-December 31, 2023	$(115,502)	$2,114	$(33,068)	$(146,456)

PARENT COMPANY INFORMATION (Note 20)
Condensed Statements of Financial Condition

	December 31,
	2023	2022
	(in thousands)
Assets
Cash	$193,248	$145,647
Interest bearing deposits with banks	—	250
Equity securities	29,404	15,423
Investments in and receivables due from subsidiaries	7,290,923	7,160,571
Other assets	12,473	32,727
Total Assets	$7,526,048	$7,354,618
Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$60,918	$58,754
Long-term borrowings	638,362	754,639
Junior subordinated debentures issued to capital trusts	57,108	56,760
Accrued expenses and other liabilities	68,269	83,663
Shareholders’ equity	6,701,391	6,400,802
Total Liabilities and Shareholders’ Equity	$7,526,048	$7,354,618

2023 Form 10-K	146

Condensed Statements of Income

	Years Ended December 31,
	2023	2022	2021
	20
Income
Dividends from subsidiary	$425,000	$420,000	$150,000
Net gains (losses) on equity securities	1,036	(1,136)	1,491
Other interest and income	5,730	82	20
Total Income	431,766	418,946	151,511
Total Expenses	56,072	48,104	28,537
Income before income tax and equity in undistributed earnings of subsidiary	375,694	370,842	122,974
Income tax benefit	(10,961)	(13,098)	(9,501)
Income before equity in undistributed earnings of subsidiary	386,655	383,940	132,475
Equity in undistributed earnings of subsidiary	111,856	184,911	341,365
Net Income	498,511	568,851	473,840
Dividends on preferred stock	16,135	13,146	12,688
Net Income Available to Common Shareholders	$482,376	$555,705	$461,152

147	2023 Form 10-K

Condensed Statements of Cash Flows

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Cash flows from operating activities:
Net Income	$498,511	$568,851	$473,840
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(111,856)	(184,911)	(341,365)
Stock-based compensation	33,104	28,788	20,887
Net amortization of premiums and accretion of discounts on borrowings	2,058	1,741	1,152
(Gains) losses on securities transactions, net	(1,036)	1,136	(1,491)
Net change in:
Other assets	13,472	(9,206)	3,625
Accrued expenses and other liabilities	(8,501)	5,851	(7,079)
Net cash provided by operating activities	425,752	412,250	149,569
Cash flows from investing activities:
Purchases of equity securities	(11,261)	(10,424)	(1,644)
Cash and cash equivalents paid in acquisitions, net	—	(113,244)	(3,983)
Capital contributions to subsidiary	(20)	(125,055)	(227,000)
Other, net	5,098	—	—
Net cash used in investing activities	(6,183)	(248,723)	(232,627)
Cash flows from financing activities:
Proceeds from issuance of long-term borrowings, net	—	147,508	295,922
Repayment of long-term borrowings	(125,000)	—	(60,000)
Dividends paid to preferred shareholders	(14,338)	(13,146)	(12,688)
Dividends paid to common shareholders	(225,411)	(205,999)	(179,667)
Purchase of common shares to treasury	(11,475)	(24,123)	(23,907)
Common stock issued, net	4,006	120	11,245
Net cash (used in) provided by financing activities	(372,218)	(95,640)	30,905
Net change in cash and cash equivalents	47,351	67,887	(52,153)
Cash and cash equivalents at beginning of year	145,897	78,010	130,163
Cash and cash equivalents at end of year	$193,248	$145,897	$78,010
OPERATING SEGMENTS (Note 21)
Prior to the second quarter 2022, Valley had three operating segments: Consumer Lending, Commercial Lending, and Investment Management. Valley re-evaluated its segment reporting during the second quarter 2022 to consider the Bank Leumi USA acquisition on April 1, 2022 along with other factors, including changes in the internal structure of operations, discrete financial information reviewed by key decision-makers, balance sheet management strategies and personnel. Since its re-evaluation in 2022, Valley has managed its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations and reporting structures to identify its operating segments and no additional changes to Valley's operating segments were determined necessary at December 31, 2023.
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

2023 Form 10-K	148

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
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to the Consumer and Commercial Banking segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each operating segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average interest earning assets and or liabilities outstanding for the period.
The accounting for each segment and Treasury and Corporate Other includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under GAAP. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. The prior period balances presented in the tables below reflect reclassifications to conform the presentation in those periods to the current operating segment structure. Valley’s consolidated results were not impacted by the changes discussed above and remain unchanged for all periods presented.
The following tables represent the financial data for Valley’s operating segments, and Treasury and Corporate Other for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets (unaudited)	$8,892,563	$40,459,298	$7,148,667	$56,500,528

Interest income	$367,986	$2,518,988	$251,917	$3,138,891
Interest expense	223,819	1,018,328	231,266	1,473,413
Net interest income	144,167	1,500,660	20,651	1,665,478
Provision for credit losses	6,162	39,463	4,559	50,184
Net interest income after provision for credit losses	138,005	1,461,197	16,092	1,615,294
Non-interest income	86,743	51,909	87,077	225,729
Non-interest expense	82,557	141,029	939,105	1,162,691
Internal transfer expense (income)	107,639	480,593	(588,232)	—
Income before income taxes	$34,552	$891,484	$(247,704)	$678,332
Return on average interest earning assets (pre-tax) (unaudited)	0.39%	2.20%	(3.47)%	1.20%

149	2023 Form 10-K

	Year Ended December 31, 2022
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets (unaudited)	$8,133,665	$33,796,688	$6,137,028	$48,067,381

Interest income	$272,295	$1,556,182	$148,206	$1,976,683
Interest expense	48,843	202,948	69,252	321,043
Net interest income	223,452	1,353,234	78,954	1,655,640
Provision for credit losses	20,880	35,456	481	56,817
Net interest income after provision for credit losses	202,572	1,317,778	78,473	1,598,823
Non-interest income	56,506	79,695	70,592	206,793
Non-interest expense	73,105	118,919	832,925	1,024,949
Internal transfer expense (income)	121,220	491,507	(612,727)	—
Income (loss) before income taxes	$64,753	$787,047	$(71,133)	$780,667
Return on average interest earning assets (pre-tax) (unaudited)	0.80%	2.33%	(1.16)%	1.62%

	Year Ended December 31, 2021
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets (unaudited)	$7,262,808	$25,554,177	$5,410,830	$38,227,815

Interest income	$238,715	$1,018,674	$76,837	$1,334,226
Interest expense	19,117	67,265	37,943	124,325
Net interest income	219,598	951,409	38,894	1,209,901
(Credit) provision for credit losses	(6,807)	39,703	(263)	32,633
Net interest income after provision for credit losses	226,405	911,706	39,157	1,177,268
Non-interest income	72,063	35,600	47,350	155,013
Non-interest expense	78,853	108,577	504,112	691,542
Internal transfer expense (income)	81,423	286,335	(367,758)	—
Income (loss) before income taxes	$138,192	$552,394	$(49,847)	$640,739
Return on average interest earning assets (pre-tax) (unaudited)	1.90%	2.16%	(0.92)%	1.68%

2023 Form 10-K	150

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Valley National Bancorp:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for loan losses evaluated on a collective basis
As discussed in Note 5 to the consolidated financial statements, the Company’s total allowance for loan losses as of December 31, 2023 was $446 million, of which $372 million related to the loans collectively evaluated for credit losses (the collective ALL). The collective ALL includes the measure of expected credit losses on a collective basis for those loans that share similar risk characteristics. In estimating the collective ALL, the Company uses a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by using probability of default and loss given default metrics. The metrics are based on the migration of loans from performing to loss by credit quality rating or delinquency categories using life-of-loan analysis periods for each loan portfolio pool, and the severity of loss, based on the aggregate net lifetime losses incurred. The expected credit losses are the product of multiplying the model’s expected life of loan loss percentages by the exposure at default at period end. The model’s expected losses are adjusted for qualitative factors which includes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience on a straight-line basis for the remaining life of the loan. The forecasts consist of a multi

151	2023 Form 10-K

scenario economic forecast model which is assigned relative probability weightings. These adjustments are based on qualitative factors not reflected in the quantitative model but are likely to impact the measurement of estimated credit losses.
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

2023 Form 10-K	152

Goodwill impairment assessment of the Company’s reporting units
As discussed in Notes 1 and 8 to the consolidated financial statements, the carrying value of the Company’s goodwill balance is $1.9 billion as of December 31, 2023. The Company’s goodwill is not amortized but is subject to annual testing for impairment in the second quarter, or more often, if events or circumstances indicate it may be impaired. The Company elected to perform a quantitative impairment test for its annual assessment in the second quarter which compared the fair value of each of the reporting units with their respective carrying amounts, including goodwill. If the fair value of each of the reporting units exceeded its carrying amounts, the goodwill of the reporting unit was not impaired. An impairment loss is recognized if the carrying value of the net assets, including goodwill, assigned to the reporting units exceeds the fair value, with the impairment charge not to exceed the amount of goodwill recorded. Fair value is determined using market multiples and certain discounted cash flow methods. Factors that may materially affect the fair value estimate include, among others, changes in discount rates, terminal value growth rates, and specific industry or market sector conditions. Additionally, the Company performed a market capitalization reconciliation to support the appropriateness of the reporting units’ fair values and impairment test results, which included comparing the sum of the fair value of the reporting units to the Company’s market capitalization, adjusted for the present value of estimated synergies which a market participant acquirer could reasonably expect to realize from a hypothetical acquisition the Company.
We identified the Company’s annual goodwill impairment assessment as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgement was involved in performing procedures over 1) the individual reporting unit estimated cash flows and related key assumptions, which included the discount rate and the terminal value growth rate used in the discounted cash flow methods and 2) the present value of estimated synergies used in the market capitalization reconciliation and resulting control premium. The key assumptions were challenging to test as they represented subjective determinations of future market and economic conditions that were also more sensitive to variation. Minor changes in these assumptions could have had a significant effect on the Company’s measurement of the fair value of the reporting units and the impairment assessment of the carrying value of the goodwill.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the estimated fair value of the reporting units in the annual goodwill impairment assessment, including controls over the selection and development of key assumptions used in the discounted cash flow analyses and market capitalization reconciliation. We involved valuation professionals with specialized skill and knowledge, who assisted in:
•evaluating the Company’s fair value methodology for the reporting units for compliance with U.S. generally accepted accounting principles
•evaluating the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available data for comparable entities
•evaluating the Company’s terminal value growth rate by comparing it against an average growth rate range that was independently developed using publicly available economic and industry data for the overall U.S. economy, U.S. capital markets, and comparable entities
•developing an independent expectation of the estimate of the reporting units’ fair value using the reporting units’ cash flow forecast and an independently developed discount rate and compared our independent expectation of fair value to the Company’s fair value estimate
•evaluating the total fair value of the Company’s reporting units through comparison to the Company’s market capitalization adjusted for expected synergies as of the measurement date by evaluating the reasonableness of the estimated synergies and resulting control premium for alignment with industry comparables, standards and market conditions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Short Hills, New Jersey
February 29, 2024

153	2023 Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Valley maintains disclosure controls and procedures which, consistent with Rule 13a-15(e) under the Exchange Act, are defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Valley files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to Valley’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
Valley’s management, with the participation of the CEO and CFO, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s CEO and CFO have concluded that such disclosure controls and procedures were effective as of December 31, 2023 (the end of the period covered by this Report).
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
Management’s Report on Internal Control over Financial Reporting
Valley’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Valley’s internal control over financial reporting is a process designed by, or under the supervision of, Valley's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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
As of December 31, 2023, management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

2023 Form 10-K	154

Based on this assessment, management determined that, as of December 31, 2023, Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2023 consolidated financial statements included in this Report, has issued an audit report expressing an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2023. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
In October 2023, Valley executed and completed its core conversion in connection with the acquisition of Bank Leumi USA. As a result, we made changes to our internal control over financial reporting to align with the new system functionality and updated processes. Other than changes made related to such core conversion, there have been no changes in Valley’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

155	2023 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Valley National Bancorp:

Opinion on Internal Control Over Financial Reporting
We have audited Valley National Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

Short Hills, New Jersey
February 29, 2024

2023 Form 10-K	156

Item 9B.	Other Information
a.None
b.During the fourth quarter 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information regarding executive officers is included under the section captioned “Information about our Executive Officers” in Item 1. Business of this Report. The information set forth under the captions “Director Information,” “Delinquent Section 16(a) Reports,” “Code of Conduct and Ethics and Corporate Governance Guidelines,” “Nomination of Directors” and “Committees of the Board of Directors; Board of Directors Meetings” in the 2024 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation
The information set forth under the captions “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Advisory Vote on Our Named Executive Officer Compensation” in the 2024 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2024 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Certain Transactions with Management” and “Director Independence” in the 2024 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor Firm ID: 185.

The information set forth under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement is incorporated herein by reference.

157	2023 Form 10-K

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)Financial Statements and Schedules:
The following financial statements and supplementary data are filed as part of this Report:
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

B.
First Supplemental Indenture, dated as of June 19, 2015, by and between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of the Notes attached as Exhibit A thereto, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 19, 2015 (Valley 4.55% sub debt due July 30, 2025).

C.	Agreement to provide SEC with Indentures not filed. (Item 601(b)(4)(iii)(A)), incorporated herein by reference to Exhibit 4G to the Registrant's Form 10-K Annual Report filed on February 28, 2017.

D.	Description of Valley Securities, incorporated herein by reference to Exhibit 4F to the Registrant's From 10-K Annual Report filed on March 1, 2023

E.
Indenture, dated as of June 5, 2020, between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on June 5, 2020.

F.
First Supplemental Indenture, dated as of June 5, 2020, between Valley and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of Notes attached as Exhibit A thereto, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 5, 2020 (Valley 5.25% sub debt due June 15, 2030).

G.	Indenture, dated as of May 28, 2021, between Valley and U. S. Bank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on May 28, 2021.

2023 Form 10-K	158

H.
First Supplemental Indenture, dated as of May 28, 2021, between Valley and U. S. Bank, N.A., as Trustee, including the form of Notes attached thereto, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on May 28, 2021 (Valley 3.00% sub debt due June 15, 2031).

I.
Second Supplemental Indenture, dated as of September 20, 2022, between Valley and U.S. Bank Trust Company, National Association, as Trustee, including the form of Notes attached thereto, incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K Current Report filed on September 20, 2022 (Valley 6.25% sub debt due September 30, 2032).

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

K.
Form of Change in Control Agreement for Senior Executive Vice President, dated January 16, 2019, incorporated herein by reference to Exhibit DD to the Registrant's Form 10-K filed on February 28, 2019. +

L.
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
Form of Change in Control Agreement for Senior Executive Vice President, effective January 1, 2023 (covering Thomas A. Iadanza), incorporated herein by reference to Exhibit II to the Registrant's Form 10-K filed on February 28, 2019. +

O.
Valley National Bancorp 2016 Long-Term Stock Incentive Plan, as amended and restated on January 28, 2020 incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 6, 2020. +

159	2023 Form 10-K

P.
Form of Valley National Bancorp Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2016 Long-Term Stock Incentive Plan, incorporated herein by reference to Exhibit MM to the Registrant's Form 10-K filed on February 28, 2019. +

Q.
Oritani Financial Corp. 2011 Equity Incentive Plan, incorporated by reference to Appendix A of the proxy statement for the Special Meeting of Oritani Stockholders (Commission File No. 001-34786) filed by Oritani under the Securities Exchange Act of 1934, as amended, on June 27, 2011. +

R.
Employment Agreement, dated as of July 25, 2017, by and among Joseph V. Chillura, Valley National Bancorp and Valley National Bank, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 7, 2020. +

S.	Valley National Bancorp 2021 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 7, 2021. +

T.
Form of Valley National Bancorp Director Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2021 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 7, 2021. +

U.
Form of Valley National Bancorp Time-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2021 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.DD to the Registrant's Form 10-K Annual Report filed on February 28, 2022. +

V.
Form of Valley National Bancorp Performance-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2021 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.EE to the Registrant's Form 10-K Annual Report filed on February 28, 2022. +

W.
Separation Agreement and General Release, dated as of February 16, 2022, between Valley National Bank and Robert Bardusch, incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report filed on May 9, 2022.+

X.
Offer letter, dated as of September 23, 2021, between Valley National Bancorp and Raja Dakkuri, incorporated herein by reference to Exhibit 10.DD to the Registrant's Form 10-K Annual Report filed on March 1, 2023. +

Y.
Investor Rights Agreement, dated as of April 1, 2022, between Valley National Bancorp and Bank Leumi Le-Israel B.M., incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report filed on April 1, 2022.

Z.	Valley National Bancorp 2023 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 7, 2023. +
AA.	Form of Valley National Bancorp Time-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2023 Incentive Compensation Plan. + *
BB.	Form of Valley National Bancorp Performance-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2023 Incentive Compensation Plan. + *

2023 Form 10-K	160

(21)List of Subsidiaries as of December 31, 2023:

	Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	Aliant Statutory Trust II	Delaware	100%
	GCB Capital Trust III	Delaware	100%
	State Bancorp Capital Trust I	Delaware	100%
	State Bancorp Capital Trust II	Delaware	100%
	Dudley Ventures, LLC	Delaware	100%
	DV Financial Services, LLC	Delaware	100%
(b)	Subsidiaries of Valley National Bank:
	Valley Wealth Managers, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Valley Insurance Services, Inc.	New York	90%
	Metro Title and Settlement Agency, Inc.	New York	100%
	Valley Securities Holdings (NY) LLC	New York	100%
	VNB New York, LLC	New York	100%
	DV Community Investment, LLC	Delaware	100%
	Valley Financial Management, Inc.	New York	100%
(c)	Subsidiaries of Valley Insurance Services, Inc.:
	RISC One, Inc.	New York	90%
	Valley Insurance Services of Florida, LLC	Florida	90%
(d)	Subsidiaries of Valley Securities Holdings (NY) LLC:
	SAR II, Inc.	New Jersey	100%
	Shrewsbury Capital Corporation	New Jersey	100%
	Valley Investments, Inc.	New Jersey	100%
	Oritani Investment Corp.	New Jersey	100%
(e)	Subsidiary of Oritani Investment Corp.:
	Oritani Asset Corp.	New Jersey	100%
(f)	Subsidiary of SAR II, Inc.:
	VNB Realty, Inc.	New Jersey	100%
(g)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%
† Excluded from the list are subsidiaries that, if considered in the aggregate, would not constitute a significant subsidiary under SEC rules as of December 31, 2023.

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

(97)	Valley National Bancorp Clawback Policy in the Event of a Financial Restatement. *
(101)	Interactive Data File (XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.

+	Management contract and compensatory plan or arrangement.

161	2023 Form 10-K

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
Dated: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ IRA ROBBINS	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Ira Robbins

/S/ MICHAEL D. HAGEDORN	Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Michael D. Hagedorn

/S/ MITCHELL L. CRANDELL	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2024
Mitchell L. Crandell

ANDREW B. ABRAMSON*	Director	February 29, 2024
Andrew B. Abramson

PETER J. BAUM*	Director	February 29, 2024
Peter J. Baum

ERIC P. EDELSTEIN*	Director	February 29, 2024
Eric P. Edelstein

DAFNA LANDAU*	Director	February 29, 2024
Dafna Landau

MARC J. LENNER*	Director	February 29, 2024
Marc J. Lenner

PETER V. MAIO*	Director	February 29, 2024
Peter V. Maio

AVNER MENDELSON*	Director	February 29, 2024
Avner Mendelson

KATHLEEN C. PERROTT*	Director	February 29, 2024
Kathleen C. Perrott

2023 Form 10-K	162

Signature	Title	Date

SURESH L. SANI*	Director	February 29, 2024
Suresh L. Sani

LISA J. SCHULTZ*	Director	February 29, 2024
Lisa J. Schultz

JENNIFER W. STEANS*	Director	February 29, 2024
Jennifer W. Steans

JEFFREY S. WILKS*	Director	February 29, 2024
Jeffrey S. Wilks

DR. SIDNEY S. WILLIAMS, JR.*	Director	February 29, 2024
Dr. Sidney S. Williams, Jr.

*

By: /s/ MICHAEL D. HAGEDORN	February 29, 2024
Michael D. Hagedorn, attorney-in fact

163	2023 Form 10-K