Form 10-Q
period 2024-03-31
VALLEY NATIONAL BANCORP
filed 2024-05-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 509,182,782 shares were outstanding as of May 7, 2024.

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Valley National Bank (Valley’s principal subsidiary)
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Board	Board of Directors of Valley National Bancorp
CD	Certificate of deposit
CDI	Core deposit intangible
CECL	Current expected credit loss model
CFPB	Consumer Financial Protection Bureau
CPI	Consumer Price Index
CRA	Community Reinvestment Act
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
FHLB	Federal Home Loan Bank
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U. S. Generally Accepted Accounting Principles
GDP	Gross domestic product
Ginnie Mae	Government National Mortgage Association
HTM	Held to Maturity
Moody’s	Moody’s Investor Services
NAV	Net asset value
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTC	Over-the-counter
PCAOB	Public Company Accounting Oversight Board
ROATE	Return on average tangible shareholders’ equity
RSU	Restricted stock unit
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
U.S. Treasury	United States Department of the Treasury
Valley
May refer to Valley National Bancorp individually, Valley National Bancorp and its consolidated subsidiaries, or certain of Valley National Bancorp’s subsidiaries, as the context requires (interchangeable with the “Company,” “we,” “our” and “us”).

Valley's Annual Report	Valley's Annual Report on Form 10-K for the year ended December 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Cash and due from banks	$398,827	$284,090
Interest bearing deposits with banks	542,006	607,135
Investment securities:
Equity securities	66,951	64,464
Trading debt securities	3,989	3,973
Available for sale debt securities	1,449,334	1,296,576
Held to maturity debt securities (net of allowance for credit losses of $1,131 at March 31, 2024 and $1,205 at December 31, 2023)	3,710,687	3,739,208
Total investment securities	5,230,961	5,104,221
Loans held for sale (includes fair value of $17,639 at March 31, 2024 and $20,640 at December 31, 2023 for loans originated for sale)	61,782	30,640
Loans	49,922,042	50,210,295
Less: Allowance for loan losses	(469,248)	(446,080)
Net loans	49,452,794	49,764,215
Premises and equipment, net	371,034	381,081
Lease right of use assets	336,330	343,461
Bank owned life insurance	723,398	723,799
Accrued interest receivable	253,893	245,498
Goodwill	1,868,936	1,868,936
Other intangible assets, net	151,469	160,331
Other assets	1,608,758	1,421,567
Total Assets	$61,000,188	$60,934,974
Liabilities
Deposits:
Non-interest bearing	$11,273,331	$11,539,483
Interest bearing:
Savings, NOW and money market	25,060,881	24,526,622
Time	12,743,734	13,176,724
Total deposits	49,077,946	49,242,829
Short-term borrowings	75,224	917,834
Long-term borrowings	3,262,341	2,328,375
Junior subordinated debentures issued to capital trusts	57,195	57,108
Lease liabilities	396,904	403,781
Accrued expenses and other liabilities	1,403,439	1,283,656
Total Liabilities	54,273,049	54,233,583
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at March 31, 2024 and December 31, 2023)	111,590	111,590
Series B (4,000,000 shares issued at March 31, 2024 and December 31, 2023)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 508,893,059 shares at March 31, 2024 and 507,896,910 shares at December 31, 2023)	178,535	178,187
Surplus	4,989,023	4,989,989
Retained earnings	1,506,738	1,471,371
Accumulated other comprehensive loss	(156,848)	(146,456)
Treasury stock, at cost (186,983 common shares at December 31, 2023)	—	(1,391)
Total Shareholders’ Equity	6,727,139	6,701,391
Total Liabilities and Shareholders’ Equity	$61,000,188	$60,934,974
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for per share data)

	Three Months Ended March 31,
	2024	2023
Interest Income
Interest and fees on loans	$771,553	$655,226
Interest and dividends on investment securities:
Taxable	35,797	32,289
Tax-exempt	4,796	5,325
Dividends	6,828	5,185
Interest on federal funds sold and other short-term investments	9,682	22,205
Total interest income	828,656	720,230
Interest Expense
Interest on deposits:
Savings, NOW and money market	232,506	150,766
Time	151,065	80,298
Interest on short-term borrowings	20,612	33,948
Interest on long-term borrowings and junior subordinated debentures	30,925	19,198
Total interest expense	435,108	284,210
Net Interest Income	393,548	436,020
(Credit) provision for credit losses for available for sale and held to maturity securities	(74)	4,987
Provision for credit losses for loans	45,274	9,450
Net Interest Income After Provision for Credit Losses	348,348	421,583
Non-Interest Income
Wealth management and trust fees	17,930	9,587
Insurance commissions	2,251	2,420
Capital markets	5,670	10,892
Service charges on deposit accounts	11,249	10,476
Gains on securities transactions, net	49	378
Fees from loan servicing	3,188	2,671
Gains on sales of loans, net	1,618	489
Gains on sales of assets, net	3,694	124
Bank owned life insurance	3,235	2,584
Other	12,531	14,678
Total non-interest income	61,415	54,299
Non-Interest Expense
Salary and employee benefits expense	141,831	144,986
Net occupancy expense	24,323	23,256
Technology, furniture and equipment expense	35,462	36,508
FDIC insurance assessment	18,236	9,155
Amortization of other intangible assets	9,412	10,519
Professional and legal fees	16,465	16,814
Amortization of tax credit investments	5,562	4,253
Other	29,019	26,675
Total non-interest expense	280,310	272,166
Income Before Income Taxes	129,453	203,716
Income tax expense	33,173	57,165
Net Income	96,280	146,551
Dividends on preferred stock	4,119	3,874
Net Income Available to Common Shareholders	$92,161	$142,677

Earnings Per Common Share:
Basic	$0.18	$0.28
Diluted	0.18	0.28
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$96,280	$146,551
Other comprehensive (loss) income, net of tax:
Unrealized losses and gains on available for sale securities
Net (losses) gains arising during the period	(10,205)	17,170
Total	(10,205)	17,170
Unrealized gains and losses on derivatives (cash flow hedges)
Net gains on derivatives arising during the period	—	2,798
Less reclassification adjustment for net (gains) losses included in net income	(222)	379
Total	(222)	3,177
Defined benefit pension and postretirement benefit plans
Amortization of actuarial net loss	35	8
Total other comprehensive (loss) income	(10,392)	20,355
Total comprehensive income	$85,888	$166,906
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2024

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2023	$209,691	507,710	$178,187	$4,989,989	$1,471,371	$(146,456)	$(1,391)	$6,701,391
Net income	—	—	—	—	96,280	—	—	96,280
Other comprehensive loss, net of tax	—	—	—	—	—	(10,392)	—	(10,392)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.58 per share	—	—	—	—	(2,322)	—	—	(2,322)
Common stock, $0.11 per share	—	—	—	—	(56,794)	—	—	(56,794)
Effect of stock incentive plan, net	—	1,183	348	(966)	—	—	1,391	773
Balance - March 31, 2024	$209,691	508,893	$178,535	$4,989,023	$1,506,738	$(156,848)	$—	$6,727,139

For the Three Months Ended March 31, 2023

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2022	$209,691	506,374	$178,185	$4,980,231	$1,218,445	$(164,002)	$(21,748)	$6,400,802
Adjustment due to the adoption of ASU 2022-02	—	—	—	—	990	—	—	990
Balance - January 1, 2023	209,691	506,374	178,185	4,980,231	1,219,435	(164,002)	(21,748)	6,401,792
Net income	—	—	—	—	146,551	—	—	146,551
Other comprehensive income, net of tax	—	—	—	—	—	20,355	—	20,355
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,077)	—	—	(2,077)
Common stock, $0.11 per share	—	—	—	—	(56,488)	—	—	(56,488)
Effect of stock incentive plan, net	—	1,061	1	(12,569)	(3,994)	—	16,057	(505)
Common stock issued	—	327	—	—	(650)	—	4,400	3,750
Balance - March 31, 2023	$209,691	507,762	$178,186	$4,967,662	$1,300,980	$(143,647)	$(1,291)	$6,511,581

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$96,280	$146,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,794	11,515
Stock-based compensation	8,104	8,093
Provision for credit losses	45,200	14,437
Net accretion of discounts and amortization of premium on securities and borrowings	(779)	(397)
Amortization of other intangible assets	9,412	10,519
Losses on available for sale and held to maturity debt securities, net	7	24
Proceeds from sales of loans held for sale at fair value	41,650	27,743
Gains on sales of loans, net	(1,618)	(489)
Originations of loans held for sale	(37,581)	(26,588)
Gains on sales of assets, net	(3,694)	(124)
Net change in:
Fair value of financial instruments hedged by derivative transactions	3,540	4,219
Trading debt securities	(16)	6,583
Lease right of use assets	7,123	3,600
Cash surrender value of bank owned life insurance	(3,235)	(2,584)
Accrued interest receivable	(8,395)	(27,002)
Other assets	(184,680)	(298,077)
Accrued expenses and other liabilities	117,399	(147,705)
Net cash provided by (used in) operating activities	99,511	(269,682)
Cash flows from investing activities:
Net loan originations and purchases	(67,432)	(1,774,024)
Equity securities:
Purchases	(957)	(1,594)
Sales	408	409
Held to maturity debt securities:
Purchases	(39,639)	(79,961)
Maturities, calls and principal repayments	67,777	61,213
Available for sale debt securities:
Purchases	(183,924)	—
Maturities, calls and principal repayments	18,338	22,264
Death benefit proceeds from bank owned life insurance	3,620	2,773
Proceeds from sales of real estate property and equipment	2,850	125
Proceeds from sales of loans not originated for sale	196,523	—
Proceeds from sale of commercial premium finance lending division	98,060	—
Purchases of real estate property and equipment	(3,639)	(18,263)
Cash distribution from tax credit investments	—	2,500
Net cash provided by (used in) investing activities	91,985	(1,784,558)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Net change in deposits	$(164,883)	$(45,998)
Net change in short-term borrowings	(842,610)	6,274,327
Proceeds from issuance of long-term borrowings, net	1,000,000	1,000,000
Repayments of long-term borrowings	(65,000)	(350,000)
Cash dividends paid to preferred shareholders	(4,119)	(3,874)
Cash dividends paid to common shareholders	(57,944)	(57,612)
Purchase of common shares to treasury	(7,381)	(8,599)
Common stock issued, net	51	3,750
Other, net	(2)	(13)
Net cash (used in) provided by financing activities	(141,888)	6,811,981
Net change in cash and cash equivalents	49,608	4,757,741
Cash and cash equivalents at beginning of year	891,225	947,947
Cash and cash equivalents at end of period	$940,833	$5,705,688

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$485,127	$244,246
Federal and state income taxes	6,487	8,782
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$—	$903
Transfer of loans to loans held for sale	34,143	—
Lease right of use assets obtained in exchange for operating lease liabilities	4,809	7,461

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements of Valley include the accounts of the Bank and all other entities in which Valley has a controlling financial interest. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to GAAP and general practices within the financial services industry. In accordance with applicable accounting standards, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. Certain prior period amounts have been reclassified to conform to the current presentation.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at March 31, 2024 and for all periods presented have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report.
Significant Estimates. In preparing the unaudited consolidated financial statements in conformity with GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that require application of management’s most difficult, subjective or complex judgment and are particularly susceptible to change include: the allowance for credit losses, the evaluation of goodwill and other intangible assets for impairment, and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates. Actual results may differ from those estimates. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except for share and per share data)
Net income available to common shareholders	$92,161	$142,677
Basic weighted average number of common shares outstanding	508,340,719	507,111,295
Plus: Common stock equivalents	2,293,226	2,545,135
Diluted weighted average number of common shares outstanding	510,633,945	509,656,430
Earnings per common share:
Basic	$0.18	$0.28
Diluted	0.18	0.28

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of RSUs and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with RSUs. Potential anti-dilutive weighted common shares totaled approximately 1.3 million and 1.6 million for the three months ended March 31, 2024 and 2023, respectively.
Note 3. Accumulated Other Comprehensive Loss
The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on Available for Sale (AFS) Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
December 31, 2022	$(127,818)	$2,233	$(38,417)	$(164,002)
Other comprehensive loss before reclassification	17,170	2,798	—	19,968
Amounts reclassified from other comprehensive income	—	379	8	387
Other comprehensive income, net	17,170	3,177	8	20,355
March 31, 2023	$(110,648)	$5,410	$(38,409)	$(143,647)

December 31, 2023	$(115,502)	$2,114	$(33,068)	$(146,456)
Other comprehensive loss before reclassification	(10,205)	—	—	(10,205)
Amounts reclassified from other comprehensive (loss) income	—	(222)	35	(187)
Other comprehensive (loss) income, net	(10,205)	(222)	35	(10,392)
March 31, 2024	$(125,707)	$1,892	$(33,033)	$(156,848)
The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three months ended March 31, 2024 and 2023:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Components of Accumulated Other Comprehensive Loss	2024	2023	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on derivatives (cash flow hedges) before tax	$298	$(531)	Interest income
Tax effect	(76)	152
Total net of tax	222	(379)
Defined benefit pension and postretirement benefit plans:
Amortization of actuarial net loss	(49)	(11)	*
Tax effect	14	3
Total net of tax	(35)	(8)
Total reclassifications, net of tax	$187	$(387)

*	Amortization of actuarial net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.

Note 4. New Authoritative Accounting Guidance
New Accounting Guidance Adopted in the First Quarter 2024
ASU No. 2023-02, “Investments –Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” is intended to improve the accounting and disclosures for investments in certain tax credit structures. ASU No. 2023-02 allows the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. ASU No. 2023-02 became effective on January 1, 2024 and did not have a significant impact on Valley's consolidated financial statements. Under the new guidance, Valley did not elect to apply the proportional amortization method as an accounting policy for its eligible tax credit investments and, as a result, there were no adjustments from adoption recognized in earnings on the date of adoption. See additional disclosures regarding Valley's tax credit investments at Note 14.
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
New Accounting Guidance Effective at December 31, 2024
ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” requires public entities to disclose detailed information about a reportable segment’s expenses on both an annual and interim basis. The ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU No. 2023-07 should be applied retrospectively to all periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of ASU No. 2023-07 is not expected to have a significant impact on Valley's consolidated financial statements, other than enhanced disclosures.
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
Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2024 and December 31, 2023. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	March 31, 2024	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,159	$23,159	$—	$—
Equity securities at net asset value (NAV)	12,267	—	—	—
Trading debt securities	3,989	3,989	—	—
Available for sale debt securities:
U.S. Treasury securities	285,546	285,546	—	—
U.S. government agency securities	22,754	—	22,754	—
Obligations of states and political subdivisions	187,729	—	187,729	—
Residential mortgage-backed securities	783,143	—	783,143	—
Corporate and other debt securities	170,162	—	170,162	—
Total available for sale debt securities	1,449,334	285,546	1,163,788	—
Loans held for sale (1)	17,639	—	17,639	—
Other assets (2)	522,275	—	522,275	—
Total assets	$2,028,663	$312,694	$1,703,702	$—
Liabilities
Other liabilities (2)	$546,416	$—	$546,416	$—
Total liabilities	$546,416	$—	$546,416	$—
Non-recurring fair value measurements:
Non-performing loan held for sale (3)	$10,000	$—	$10,000	$—
Collateral dependent loans	77,673	—	—	77,673
Foreclosed assets	1,393	—	—	1,393
Total	$89,066	$—	$10,000	$79,066

		Fair Value Measurements at Reporting Date Using:
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,307	$23,307	$—	$—
Equity securities at net asset value (NAV)	12,126	—	—	—
Trading debt securities	3,973	3,973	—	—
Available for sale debt securities:
U.S. Treasury securities	288,157	288,157	—	—
U.S. government agency securities	23,702	—	23,702	—
Obligations of states and political subdivisions	191,690	—	191,690	—
Residential mortgage-backed securities	626,572	—	626,572	—
Corporate and other debt securities	166,455	—	166,455	—
Total available for sale debt securities	1,296,576	288,157	1,008,419	—
Loans held for sale (1)	20,640	—	20,640	—
Other assets (2)	466,227	—	466,227	—
Total assets	$1,822,849	$315,437	$1,495,286	$—
Liabilities
Other liabilities (2)	$488,103	$—	$488,103	$—
Total liabilities	$488,103	$—	$488,103	$—
Non-recurring fair value measurements:
Non-performing loan held for sale (3)	$10,000	$—	$10,000	$—
Collateral dependent loans	90,580	—	—	90,580
Foreclosed assets	1,444	—	—	1,444
Total	$102,024	$—	$10,000	$92,024

(1)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling $17.5 million and $20.1 million at March 31, 2024 and December 31, 2023, respectively.
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
Trading debt securities. The fair value of trading debt securities, consisting of U.S. Treasury securities, are reported at fair value utilizing Level 1 inputs at March 31, 2024 and December 31, 2023. Management reviews the data and assumptions used in pricing the securities by its third-party provider to ensure the highest level of significant inputs are derived from market observable data.
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
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2024 and December 31, 2023 based on the short duration these assets were held and their credit quality.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the SOFR curve at March 31, 2024. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2024 and December 31, 2023), is determined based on the current market prices for similar instruments. The fair value of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2024 and December 31, 2023.
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
Non-performing loan held for sale. During the year ended December 31, 2023, Valley transferred a non-performing construction loan totaling $10.0 million, net of charge-offs, to loans held for sale. The transfer at the loan's fair value resulted in a $4.2 million charge-off to the allowance of loan losses. The fair value of the loan was determined using Level 2 inputs, including bids from a third party broker engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a formal bidding process in which each participant was required to provide an indicative non-binding bid. Fair value was determined based on a non-binding sale agreement selected by Valley during the bidding process. At March 31, 2024, the loan was reported at the lower of cost or market value in loans held for sale.

Collateral dependent loans. Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At March 31, 2024, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. At March 31, 2024, collateral dependent loans with a total amortized cost of $144.3 million, including our taxi medallion loan portfolio, were reduced by specific allowance for loan losses allocations totaling $66.6 million to a reported total net carrying amount of $77.7 million.
Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of an asset occur, the asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no adjustments to the appraisals of foreclosed assets at March 31, 2024 and December 31, 2023.
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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2024 and December 31, 2023 were as follows:

	Fair Value Hierarchy	March 31, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$398,827	$398,827	$284,090	$284,090
Interest bearing deposits with banks	Level 1	542,006	542,006	607,135	607,135
Equity securities (1)	Level 3	31,525	31,525	29,031	29,031
Held to maturity debt securities:
U.S. Treasury securities	Level 1	26,048	25,742	26,232	25,978
U.S. government agency securities	Level 2	305,543	260,175	305,996	261,555
Obligations of states and political subdivisions	Level 2	400,523	378,032	405,470	387,527
Residential mortgage-backed securities	Level 2	2,856,322	2,441,934	2,885,303	2,521,926
Trust preferred securities	Level 2	37,066	30,482	37,062	30,650
Corporate and other debt securities	Level 2	86,316	81,037	80,350	74,676
Total held to maturity debt securities (2)		3,711,818	3,217,402	3,740,413	3,302,312
Net loans (3)	Level 3	49,486,937	47,672,062	49,764,215	47,981,499
Accrued interest receivable	Level 1	253,893	253,893	245,498	245,498
FRB and FHLB stock (4)	Level 2	323,981	323,981	320,727	320,727
Financial liabilities
Deposits without stated maturities	Level 1	36,334,212	36,334,212	36,066,105	36,066,105
Deposits with stated maturities	Level 2	12,743,734	12,685,362	13,176,724	13,103,381
Short-term borrowings	Level 2	75,224	57,603	917,834	901,617
Long-term borrowings	Level 2	3,262,341	3,176,646	2,328,375	2,256,997
Junior subordinated debentures issued to capital trusts	Level 2	57,195	47,597	57,108	47,374
Accrued interest payable (5)	Level 1	109,477	109,477	159,496	159,496

(1)Represents equity securities without a readily determinable fair value measured at cost less impairment, if any.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Includes the carrying amount of $34.1 million of construction loans transferred at cost to loans held for sale at March 31, 2024.
(4)Included in other assets.
(5)Included in accrued expenses and other liabilities.
Note 6. Investment Securities
Equity Securities
Equity securities totaled $67.0 million and $64.5 million at March 31, 2024 and December 31, 2023, respectively. See Note 5 for further details on equity securities.
Trading Debt Securities
The fair value of trading debt securities totaled $4.0 million at both March 31, 2024 and December 31, 2023. Net trading gains and losses are included in net gains and losses on securities transactions within non-interest income. We recorded net trading gains of $56 thousand and $402 thousand for the three months ended March 31, 2024 and 2023, respectively.

Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of available for sale debt securities at March 31, 2024 and December 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2024
U.S. Treasury securities	$315,202	$—	$(29,656)	$285,546
U.S. government agency securities	25,171	20	(2,437)	22,754
Obligations of states and political subdivisions:
Obligations of states and state agencies	47,673	—	(618)	47,055
Municipal bonds	170,902	—	(30,228)	140,674
Total obligations of states and political subdivisions	218,575	—	(30,846)	187,729
Residential mortgage-backed securities	870,356	587	(87,800)	783,143
Corporate and other debt securities	192,384	—	(22,222)	170,162
Total	$1,621,688	$607	$(172,961)	$1,449,334
December 31, 2023
U.S. Treasury securities	$313,772	$—	$(25,615)	$288,157
U.S. government agency securities	25,967	19	(2,284)	23,702
Obligations of states and political subdivisions:
Obligations of states and state agencies	48,283	—	(588)	47,695
Municipal bonds	170,260	—	(26,265)	143,995
Total obligations of states and political subdivisions	218,543	—	(26,853)	191,690
Residential mortgage-backed securities	703,875	728	(78,031)	626,572
Corporate and other debt securities	192,282	—	(25,827)	166,455
Total	$1,454,439	$747	$(158,610)	$1,296,576

Accrued interest on investments, which is excluded from the amortized cost of AFS debt securities, totaled $6.2 million and $5.9 million at March 31, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The age of unrealized losses and fair value of the related available for sale debt securities at March 31, 2024 and December 31, 2023 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2024
U.S. Treasury securities	$—	$—	$285,546	$(29,656)	$285,546	$(29,656)
U.S. government agency securities	—	—	21,435	(2,437)	21,435	(2,437)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	7,875	(618)	7,875	(618)
Municipal bonds	—	—	140,673	(30,228)	140,673	(30,228)
Total obligations of states and political subdivisions	—	—	148,548	(30,846)	148,548	(30,846)
Residential mortgage-backed securities	152,843	(625)	546,154	(87,175)	698,997	(87,800)
Corporate and other debt securities	4,817	(184)	165,346	(22,038)	170,163	(22,222)
Total	$157,660	$(809)	$1,167,029	$(172,152)	$1,324,689	$(172,961)
December 31, 2023
U.S. Treasury securities	$—	$—	$288,156	$(25,615)	$288,156	$(25,615)
U.S. government agency securities	—	—	22,364	(2,284)	22,364	(2,284)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	8,276	(588)	8,276	(588)
Municipal bonds	1,019	(4)	142,976	(26,261)	143,995	(26,265)
Total obligations of states and political subdivisions	1,019	(4)	151,252	(26,849)	152,271	(26,853)
Residential mortgage-backed securities	9,010	(3)	569,629	(78,028)	578,639	(78,031)
Corporate and other debt securities	4,977	(23)	161,478	(25,804)	166,455	(25,827)
Total	$15,006	$(30)	$1,192,879	$(158,580)	$1,207,885	$(158,610)
Within the AFS debt securities portfolio, the total number of security positions in an unrealized loss position was 694 and 687 at March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, the fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.
The contractual maturities of AFS debt securities at March 31, 2024 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2024
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$1,353	$1,346
Due after one year through five years	290,800	277,194
Due after five years through ten years	172,949	150,980
Due after ten years	286,230	236,671
Residential mortgage-backed securities	870,356	783,143
Total	$1,621,688	$1,449,334
Actual maturities of AFS debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities AFS was 7.88 years at March 31, 2024.
Impairment Analysis of Available For Sale Debt Securities
Valley's AFS debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These types of securities may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers.
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley also evaluated AFS debt securities that were in an unrealized loss position as of March 31, 2024 included in the tables above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, there was no impairment recognized during the three months ended March 31, 2024. During the three months ended March 31, 2023, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in both a provision for credit losses and full charge-off of the security totaling $5.0 million based on a comparison of the present value of expected cash flows to the amortized cost. The bond was subsequently sold and the sale resulted in a $869 thousand gain during the fourth quarter 2023.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of their amortized cost basis. None of the AFS debt securities were past due as of March 31, 2024. As a result, there was no allowance for credit losses for AFS debt securities at March 31, 2024, December 31, 2023 and March 31, 2023.

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at March 31, 2024 and December 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
March 31, 2024
U.S. Treasury securities	$26,048	$—	$(306)	$25,742	$—	$26,048
U.S. government agency securities	305,543	—	(45,368)	260,175	—	305,543
Obligations of states and political subdivisions:
Obligations of states and state agencies	87,017	186	(4,632)	82,571	401	86,616
Municipal bonds	313,506	4	(18,049)	295,461	49	313,457
Total obligations of states and political subdivisions	400,523	190	(22,681)	378,032	450	400,073
Residential mortgage-backed securities	2,856,322	3,249	(417,637)	2,441,934	—	2,856,322
Trust preferred securities	37,066	—	(6,584)	30,482	454	36,612
Corporate and other debt securities	86,316	—	(5,279)	81,037	227	86,089
Total	$3,711,818	$3,439	$(497,855)	$3,217,402	$1,131	$3,710,687
December 31, 2023
U.S. Treasury securities	$26,232	$—	$(254)	$25,978	$—	$26,232
U.S. government agency securities	305,996	—	(44,441)	261,555	—	305,996
Obligations of states and political subdivisions:
Obligations of states and state agencies	88,556	552	(4,155)	84,953	395	88,161
Municipal bonds	316,914	40	(14,380)	302,574	49	316,865
Total obligations of states and political subdivisions	405,470	592	(18,535)	387,527	444	405,026
Residential mortgage-backed securities	2,885,303	6,059	(369,436)	2,521,926	—	2,885,303
Trust preferred securities	37,062	—	(6,412)	30,650	506	36,556
Corporate and other debt securities	80,350	—	(5,674)	74,676	255	80,095
Total	$3,740,413	$6,651	$(444,752)	$3,302,312	$1,205	$3,739,208
Accrued interest on investments, which is excluded from the amortized cost of HTM debt securities, totaled $12.5 million and $13.9 million at March 31, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. HTM debt securities are carried net of an allowance for credit losses.

The age of unrealized losses and fair value of related debt securities held to maturity at March 31, 2024 and December 31, 2023 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2024
U.S. Treasury securities	$—	$—	$25,742	$(306)	$25,742	$(306)
U.S. government agency securities	42,760	(187)	216,293	(45,181)	259,053	(45,368)
Obligations of states and political subdivisions:
Obligations of states and state agencies	7,271	(124)	57,008	(4,508)	64,279	(4,632)
Municipal bonds	45,923	(307)	210,292	(17,742)	256,215	(18,049)
Total obligations of states and political subdivisions	53,194	(431)	267,300	(22,250)	320,494	(22,681)
Residential mortgage-backed securities	46,777	(353)	2,104,844	(417,284)	2,151,621	(417,637)
Trust preferred securities	951	(49)	29,532	(6,535)	30,483	(6,584)
Corporate and other debt securities	26,483	(517)	54,554	(4,762)	81,037	(5,279)
Total	$170,165	$(1,537)	$2,698,265	$(496,318)	$2,868,430	$(497,855)
December 31, 2023
U.S. Treasury securities	$—	$—	$25,978	$(254)	$25,978	$(254)
U.S. government agency securities	43,664	(151)	216,759	(44,290)	260,423	(44,441)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,700	(102)	48,149	(4,053)	58,849	(4,155)
Municipal bonds	11,958	(121)	207,520	(14,259)	219,478	(14,380)
Total obligations of states and political subdivisions	22,658	(223)	255,669	(18,312)	278,327	(18,535)
Residential mortgage-backed securities	57,085	(505)	2,164,704	(368,931)	2,221,789	(369,436)
Trust preferred securities	938	(63)	29,712	(6,349)	30,650	(6,412)
Corporate and other debt securities	12,575	(426)	59,102	(5,248)	71,677	(5,674)
Total	$136,920	$(1,368)	$2,751,924	$(443,384)	$2,888,844	$(444,752)

Within the HTM securities portfolio, the total number of security positions in an unrealized loss position was 784 and 762 at March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, the fair value of debt securities HTM that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $2.7 billion.

The contractual maturities of investments in HTM debt securities at March 31, 2024 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	March 31, 2024
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$21,808	$21,680
Due after one year through five years	119,771	117,124
Due after five years through ten years	166,510	156,912
Due after ten years	547,407	479,752
Residential mortgage-backed securities	2,856,322	2,441,934
Total	$3,711,818	$3,217,402
Actual maturities of HTM debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities HTM was 10.82 years at March 31, 2024.

Credit Quality Indicators
Valley monitors the credit quality of the HTM debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at March 31, 2024 and December 31, 2023.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
March 31, 2024
U.S. Treasury securities	$26,048	$—	$—	$—	$26,048
U.S. government agency securities	305,543	—	—	—	305,543
Obligations of states and political subdivisions:
Obligations of states and state agencies	65,534	—	5,269	16,214	87,017
Municipal bonds	279,552	—	—	33,954	313,506
Total obligations of states and political subdivisions	345,086	—	5,269	50,168	400,523
Residential mortgage-backed securities	2,856,322	—	—	—	2,856,322
Trust preferred securities	—	—	—	37,066	37,066
Corporate and other debt securities	—	6,000	—	80,316	86,316
Total	$3,532,999	$6,000	$5,269	$167,550	$3,711,818
December 31, 2023
U.S. Treasury securities	$26,232	$—	$—	$—	$26,232
U.S. government agency securities	305,996	—	—	—	305,996
Obligations of states and political subdivisions:
Obligations of states and state agencies	66,502	—	5,330	16,724	88,556
Municipal bonds	283,441	—	—	33,473	316,914
Total obligations of states and political subdivisions	349,943	—	5,330	50,197	405,470
Residential mortgage-backed securities	2,885,303	—	—	—	2,885,303
Trust preferred securities		—	—	37,062	37,062
Corporate and other debt securities	—	6,000	—	74,350	80,350
Total	$3,567,474	$6,000	$5,330	$161,609	$3,740,413
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At March 31, 2024, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the “non-rated” category included municipal bonds secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.
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

The following table details the activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	(in thousands)
Beginning balance	$1,205	$1,646
Credit for credit losses	(74)	(13)
Ending balance	$1,131	$1,633
Note 7. Loans and Allowance for Credit Losses for Loans
The detail of the loan portfolio as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Loans:
Commercial and industrial	$9,104,193	$9,230,543
Commercial real estate:
Commercial real estate	28,148,953	28,243,239
Construction	3,556,511	3,726,808
Total commercial real estate loans	31,705,464	31,970,047
Residential mortgage	5,618,355	5,569,010
Consumer:
Home equity	564,083	559,152
Automobile	1,700,508	1,620,389
Other consumer	1,229,439	1,261,154
Total consumer loans	3,494,030	3,440,695
Total loans	$49,922,042	$50,210,295
Total loans include net unearned discounts and deferred loan fees of $71.8 million and $85.4 million at March 31, 2024 and December 31, 2023, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $227.9 million and $222.2 million at March 31, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
Loans Portfolio Sales and Transfers to Loans Held for Sale
Valley sells residential mortgage loans originated for sale (at fair value) primarily to Fannie Mae and Freddie Mac in the normal course of business. Under certain circumstances, Valley may decide to sell loans that were not originated with the intent to sell. During the first quarter 2024, Valley sold $151.0 million and $45.6 million of commercial real estate and construction loans, respectively, at par value through loan participation agreements with a related party, Bank Leumi Le-Israel B.M. (BLITA). During the first quarter 2024, Valley also transferred $34.1 million of construction loans from loans held for investment to loans held for sale as of March 31, 2024. These loans were subsequently sold at par value through loan participation agreements with BLITA in April 2024.
In February 2024, Valley completed the sale of its commercial premium finance lending business for $96.8 million. This asset sale included $95.5 million of assets, mainly consisting of $93.6 million of loans, and $2.8 million of related liabilities. The transaction generated a $3.6 million net gain for the first quarter 2024. Valley continues to hold certain commercial premium finance loans totaling $145.7 million at March 31, 2024 which are mostly expected to run-off at their scheduled maturity dates over the next 12 months.
There were no other sales or transfers of loans from the held for investment portfolio during the three months ended March 31, 2024 and March 31, 2023.
Credit Risk Management
For all of its loan types, Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk appetite. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by the Credit Committee. A reporting system supplements the management review process by providing management with frequent reports concerning loan production, loan quality, internal loan classification, concentrations of credit, loan delinquencies, non-performing, and potential problem loans. Loan portfolio diversification is an important factor utilized by Valley to manage its risk across business sectors and through cyclical economic circumstances. Additionally, Valley does not accept crypto assets as loan collateral for any of its loan portfolio classes. See Valley’s Annual Report for further details.
Credit Quality
The following table presents past due, current and non-accrual loans without an allowance for loan losses by loan portfolio class at March 31, 2024 and December 31, 2023:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
March 31, 2024
Commercial and industrial	$6,202	$2,665	$5,750	$102,399	$117,016	$8,987,177	$9,104,193	$12,502
Commercial real estate:
Commercial real estate	5,791	3,720	—	100,052	109,563	28,039,390	28,148,953	76,495
Construction	—	—	3,990	51,842	55,832	3,500,679	3,556,511	25,192
Total commercial real estate loans	5,791	3,720	3,990	151,894	165,395	31,540,069	31,705,464	101,687
Residential mortgage	20,819	5,970	2,884	28,561	58,234	5,560,121	5,618,355	23,338
Consumer loans:
Home equity	1,006	18	—	3,506	4,530	559,553	564,083	327
Automobile	8,450	1,387	535	305	10,677	1,689,831	1,700,508	—
Other consumer	4,576	429	196	627	5,828	1,223,611	1,229,439	589
Total consumer loans	14,032	1,834	731	4,438	21,035	3,472,995	3,494,030	916
Total	$46,844	$14,189	$13,355	$287,292	$361,680	$49,560,362	$49,922,042	$138,443

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2023
Commercial and industrial	$9,307	$5,095	$5,579	$99,912	$119,893	$9,110,650	$9,230,543	$6,594
Commercial real estate:
Commercial real estate	3,008	1,257	—	99,739	104,004	28,139,235	28,243,239	81,282
Construction	—	—	3,990	60,851	64,841	3,661,967	3,726,808	12,007
Total commercial real estate loans	3,008	1,257	3,990	160,590	168,845	31,801,202	31,970,047	93,289
Residential mortgage	26,345	8,200	2,488	26,986	64,019	5,504,991	5,569,010	14,654
Consumer loans:
Home equity	1,687	613	—	3,539	5,839	553,313	559,152	—
Automobile	11,850	1,855	576	212	14,493	1,605,896	1,620,389	—
Other consumer	7,017	2,247	512	632	10,408	1,250,746	1,261,154	589
Total consumer loans	20,554	4,715	1,088	4,383	30,740	3,409,955	3,440,695	589
Total	$59,214	$19,267	$13,145	$291,871	$383,497	$49,826,798	$50,210,295	$115,126
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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at March 31, 2024 and December 31, 2023, as well as the gross loan charge-offs by year of origination for the three months ended March 31, 2024 and for the year ended December 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$402,170	$1,275,151	$899,621	$666,947	$340,653	$660,087	$4,401,704	$35,540	$8,681,873
Special Mention	1,718	20,804	85,156	13,735	355	20,959	71,380	139	214,246
Substandard	—	43,944	3,144	4,571	14,966	7,924	40,268	22,046	136,863
Doubtful	—	9,078	21	1,167	(22)	52,498	8,469	—	71,211
Total commercial and industrial	$403,888	$1,348,977	$987,942	$686,420	$355,952	$741,468	$4,521,821	$57,725	$9,104,193
Commercial real estate
Risk Rating:
Pass	$384,214	$3,928,977	$6,314,486	$4,607,445	$2,674,613	$7,345,774	$779,366	$134,472	$26,169,347
Special Mention	6,379	106,984	197,652	231,119	160,474	362,966	3,007	83	1,068,664
Substandard	18,968	119,426	127,697	172,590	122,210	346,637	3,197	217	910,942
Total commercial real estate	$409,561	$4,155,387	$6,639,835	$5,011,154	$2,957,297	$8,055,377	$785,570	$134,772	$28,148,953
Construction
Risk Rating:
Pass	$137,671	$826,057	$587,323	$201,115	$12,723	$56,211	$1,550,191	$90,831	$3,462,122
Special Mention	—	—	—	2,136	—	—	36,421	—	38,557
Substandard	—	6,748	—	8,993	—	—	—	—	15,741
Doubtful	—	—	18,181	—	10,000	11,910	—	—	40,091
Total construction	$137,671	$832,805	$605,504	$212,244	$22,723	$68,121	$1,586,612	$90,831	$3,556,511
Gross loan charge-offs	$—	$1,846	$2,211	$271	$704	$14,305	$3,600	$154	$23,091

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,494,417	$1,047,513	$765,335	$377,047	$211,504	$523,430	$4,382,361	$29,798	$8,831,405
Special Mention	70,807	73,423	15,296	358	1,870	915	99,981	139	262,789
Substandard	3,100	1,837	2,629	1,714	1,221	5,900	29,569	4,225	50,195
Doubtful	11,658	595	1,166	(22)	2,653	57,817	12,287	—	86,154
Total commercial and industrial	$1,579,982	$1,123,368	$784,426	$379,097	$217,248	$588,062	$4,524,198	$34,162	$9,230,543
Commercial real estate
Risk Rating:
Pass	$4,088,835	$6,630,322	$4,791,190	$2,789,275	$2,329,385	$5,385,809	$618,056	$104,839	$26,737,711
Special Mention	125,296	82,917	248,900	184,720	69,949	358,059	26	183	1,070,050
Substandard	58,115	25,709	12,122	48,506	70,439	214,095	4,415	2,077	435,478
Total commercial real estate	$4,272,246	$6,738,948	$5,052,212	$3,022,501	$2,469,773	$5,957,963	$622,497	$107,099	$28,243,239
Construction
Risk Rating:
Pass	$753,759	$655,198	$267,336	$10,318	$40,584	$43,560	$1,762,890	$139,599	$3,673,244
Substandard	6,721	—	9,276	—	—	17,668	—	—	33,665
Doubtful	—	19,899	—	—	—	—	—	—	19,899
Total construction	$760,480	$675,097	$276,612	$10,318	$40,584	$61,228	$1,762,890	$139,599	$3,726,808
Gross loan charge-offs	$307	$12,919	$28,438	$6,946	$5,031	$13,446	$3,729	$145	$70,961

For residential mortgages, automobile, home equity and other consumer loan portfolio classes, Valley evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of March 31, 2024 and December 31, 2023, as well as the gross loan charge-offs by year of origination for the three months ended March 31, 2024 and for the year ended December 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$91,866	$467,697	$1,316,817	$1,491,638	$526,843	$1,643,947	$62,542	$1,771	$5,603,121
90 days or more past due	—	—	3,684	1,830	1,354	8,366	—	—	15,234
Total residential mortgage	$91,866	$467,697	$1,320,501	$1,493,468	$528,197	$1,652,313	$62,542	$1,771	$5,618,355
Consumer loans
Home equity
Performing	$2,872	$27,946	$43,390	$11,207	$4,021	$53,706	$412,170	$7,957	$563,269
90 days or more past due	—	—	51	13	—	702	—	48	814
Total home equity	2,872	27,946	43,441	11,220	4,021	54,408	412,170	8,005	564,083
Automobile
Performing	$225,477	$464,201	$492,460	$318,203	$105,243	$94,074	$—		$1,699,658
90 days or more past due	—	32	247	49	62	460	—	—	850
Total automobile	225,477	464,233	492,707	318,252	105,305	94,534	—	—	1,700,508
Other consumer
Performing	$5,159	$30,490	$19,276	$2,729	$1,276	$64,706	$1,077,435	$27,719	$1,228,790
90 days or more past due	—	—	21	—	—	627	—	1	649
Total other consumer	5,159	30,490	19,297	2,729	1,276	65,333	1,077,435	27,720	1,229,439
Total consumer	$233,508	$522,669	$555,445	$332,201	$110,602	$214,275	$1,489,605	$35,725	$3,494,030
Gross loan charge-offs	$—	$391	$494	$269	$198	$433	$—	$24	$1,809

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$467,178	$1,304,026	$1,505,133	$538,853	$435,669	$1,244,986	$57,052	$1,771	$5,554,668
90 days or more past due	—	1,968	1,681	1,357	3,391	5,945	—	—	14,342
Total residential mortgage	$467,178	$1,305,994	$1,506,814	$540,210	$439,060	$1,250,931	$57,052	$1,771	$5,569,010
Consumer loans
Home equity
Performing	$40,599	$44,893	$14,948	$4,096	$4,850	$46,274	$396,960	$4,608	$557,228
90 days or more past due	—	51	13	—	—	1,132	—	728	1,924
Total home equity	40,599	44,944	14,961	4,096	4,850	47,406	396,960	5,336	559,152
Automobile
Performing	$468,152	$531,728	$356,144	$121,658	$86,147	$34,504	$20,227	$763	$1,619,323
90 days or more past due	90	284	54	92	237	309	—	—	1,066
Total automobile	468,242	532,012	356,198	121,750	86,384	34,813	20,227	763	1,620,389
Other consumer
Performing	$32,662	$20,376	$2,986	$1,722	$10,381	$52,659	$1,120,863	$18,655	$1,260,304
90 days or more past due	10	79	—	—	—	628	—	133	850
Total other consumer	32,672	20,455	2,986	1,722	10,381	53,287	1,120,863	18,788	1,261,154
Total consumer	$541,513	$597,411	$374,145	$127,568	$101,615	$135,506	$1,538,050	$24,887	$3,440,695
Gross loan charge-offs	$296	$903	$357	$232	$752	$1,921	$31	$—	$4,492
Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties.
The following tables shows the amortized cost basis of loans to borrowers experiencing financial difficulty at March 31, 2024 that were modified during the three months ended March 31, 2024 and 2023, disaggregated by class of financing receivable and type of modification.

	Term extension	Term extension and interest rate reduction	Total	% of Total Loan Class
	($ in thousands)
Three Months Ended March 31, 2024
Commercial and industrial	$34,271	$143	$34,414	0.38%
Commercial real estate	62	16,222	16,284	0.06
Home equity	91	—	91	0.02
Total	$34,424	$16,365	$50,789	0.10%
Three Months Ended March 31, 2023
Commercial and industrial	$1,281	$523	$1,804	0.02%
Commercial real estate	46,328	—	46,328	0.17
Residential mortgage	213	—	213	—
Other consumer	60	—	60	—
Total	$47,882	$523	$48,405	0.10%
The following tables describes the types of modifications made to borrowers experiencing financial difficulty.

Types of Modifications
Three Months Ended March 31, 2024
Commercial and industrial	3 to 12 month term extensions
24 month term extensions combined with a reduction in interest rate from 2.10 percent to 1.00 percent
Commercial real estate	6 to 36 month term extensions
12 to 18 month term extensions combined with a reduction in interest rate from 8.06 percent to 7.00 percent
Home equity	120 month term extension
Three Months Ended March 31, 2023
Commercial and industrial	12 month term extensions
12 month term extensions combined with a reduction in interest rate from 2.11 percent to 1.00 percent
Commercial real estate	6 - 36 month term extensions
Residential mortgage	12 month term extensions
Consumer	60 month term extensions

Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the aging analysis of loans that have been modified within the previous 12 months.

	At March 31, 2024
	Current	30-89 Days Past Due	90 Days Or More Past Due *	Total
	($ in thousands)
Commercial and industrial	$73,859	$5,916	$4,943	$84,718
Commercial real estate	96,217	—	2,153	98,370
Residential mortgage	—	360	—	360
Home equity	122	—	—	122
Total	$170,198	$6,276	$7,096	$183,570

*    All loan balances in this delinquency category were non-accrual loans at March 31, 2024.
Valley did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three months ended March 31, 2024 and 2023.
Loans in process of foreclosure. Other real estate owned (OREO) was not material at March 31, 2024 and December 31, 2023. There were no foreclosed residential real estate properties included in OREO at March 31, 2024 and December 31, 2023. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.3 million and $1.6 million at March 31, 2024 and December 31, 2023, respectively.
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
The following table presents collateral dependent loans by class as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$98,069	$96,827
Commercial real estate	97,627	98,785
Construction	42,151	46,634
Total commercial real estate loans	139,778	145,419
Residential mortgage	23,666	21,843
Home equity	327	—
Consumer	589	589
Total	$262,429	$264,678

*    Includes non-accrual loans collateralized by taxi medallions totaling $53.0 million and $62.3 million at March 31, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses for Loans
The allowance for credit losses for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments.
The following table summarizes the ACL for loans at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$469,248	$446,080
Allowance for unfunded credit commitments	18,021	19,470
Total allowance for credit losses for loans	$487,269	$465,550
The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$46,723	$9,979
Credit for unfunded credit commitments	(1,449)	(529)
Total provision for credit losses for loans	$45,274	$9,450

The following table details the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2024 and 2023:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended March 31, 2024
Allowance for loan losses:
Beginning balance	$133,359	$249,598	$42,957	$20,166	$446,080
Loans charged-off	(14,293)	(8,798)	—	(1,809)	(24,900)
Charged-off loans recovered	682	241	25	397	1,345
Net (charge-offs) recoveries	(13,611)	(8,557)	25	(1,412)	(23,555)
Provision for loan losses	18,845	24,806	1,395	1,677	46,723
Ending balance	$138,593	$265,847	$44,377	$20,431	$469,248
Three Months Ended March 31, 2023
Allowance for loan losses:
Beginning balance	$139,941	$259,408	$39,020	$20,286	$458,655
Impact of the adoption of ASU No. 2022-02	(739)	(589)	(12)	(28)	(1,368)
Beginning balance, adjusted	139,202	258,819	39,008	20,258	457,287
Loans charged-off	(26,047)	(5,698)	—	(828)	(32,573)
Charged-off loans recovered	1,399	24	21	761	2,205
Net (charge-offs) recoveries	(24,648)	(5,674)	21	(67)	(30,368)
Provision (credit) for loan losses	13,438	(9,813)	2,679	3,675	9,979
Ending balance	$127,992	$243,332	$41,708	$23,866	$436,898

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at March 31, 2024 and December 31, 2023.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
March 31, 2024
Allowance for loan losses:
Individually evaluated for credit losses	$52,002	$14,545	$30	$—	$66,577
Collectively evaluated for credit losses	86,591	251,302	44,347	20,431	402,671
Total	$138,593	$265,847	$44,377	$20,431	$469,248
Loans:
Individually evaluated for credit losses	$98,069	$139,778	$23,666	$916	$262,429
Collectively evaluated for credit losses	9,006,124	31,565,686	5,594,689	3,493,114	49,659,613
Total	$9,104,193	$31,705,464	$5,618,355	$3,494,030	$49,922,042
December 31, 2023
Allowance for loan losses:
Individually evaluated for credit losses	$55,993	$17,987	$235	$—	$74,215
Collectively evaluated for credit losses	77,366	231,611	42,722	20,166	371,865
Total	$133,359	$249,598	$42,957	$20,166	$446,080
Loans:
Individually evaluated for credit losses	$96,827	$145,419	$21,843	$589	$264,678
Collectively evaluated for credit losses	9,133,716	31,824,628	5,547,167	3,440,106	49,945,617
Total	$9,230,543	$31,970,047	$5,569,010	$3,440,695	$50,210,295
Note 8. Goodwill and Other Intangible Assets
The carrying amounts of goodwill allocated to Valley's reporting units at both March 31, 2024 and December 31, 2023, were as follows:

Reporting Unit *
Wealth Management	Consumer Banking	Commercial Banking	Total
(in thousands)
$78,142	$349,646	$1,441,148	$1,868,936

*    The Wealth Management and Consumer Banking reporting units are both components of the overall Consumer Banking operating segment, which is further described in Note 15.
During the three months ended March 31, 2024, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three months ended March 31, 2024 and 2023.

The following table summarizes other intangible assets as of March 31, 2024 and December 31, 2023:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
March 31, 2024
Loan servicing rights	$123,136	$(101,830)	$21,306
Core deposits	215,620	(119,832)	95,788
Other	50,393	(16,018)	34,375
Total other intangible assets	$389,149	$(237,680)	$151,469
December 31, 2023
Loan servicing rights	$122,586	$(100,636)	$21,950
Core deposits	215,620	(113,183)	102,437
Other	50,393	(14,449)	35,944
Total other intangible assets	$388,599	$(228,268)	$160,331
Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no impairment of loan servicing rights recognized during the three months ended March 31, 2024 and 2023.
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
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. There was no impairment of core deposits and other intangibles was recognized during the three months ended March 31, 2024 and 2023.
The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2024 through 2028:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2024	$2,066	$18,248	$4,382
2025	2,504	21,048	5,380
2026	2,206	17,223	4,805
2027	1,928	13,544	4,205
2028	1,685	10,117	3,633
Valley recognized amortization expense on other intangible assets totaling approximately $9.4 million and $10.5 million for the three months ended March 31, 2024 and 2023, respectively.

Note 9. Deposits
Included in time deposits are certificates of deposit over $250 thousand totaling $2.1 billion and $2.6 billion at March 31, 2024 and December 31, 2023, respectively. Interest expense on time deposits of over $250 thousand totaled $29.7 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively.
The scheduled maturities of time deposits as of March 31, 2024 were as follows:

Year	Amount
(in thousands)
2024	$9,989,588
2025	2,034,132
2026	238,754
2027	430,363
2028	21,039
Thereafter	29,858
Total time deposits	$12,743,734
Note 10. Borrowed Funds
Short-Term Borrowings
Short-term borrowings at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
FHLB advances	$—	$850,000
Securities sold under agreements to repurchase	75,224	67,834
Total short-term borrowings	$75,224	$917,834
The weighted average interest rate for short-term FHLB advances was 5.62 percent at December 31, 2023.
Long-Term Borrowings
Long-term borrowings at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
FHLB advances, net (1)	$2,624,962	$1,690,013
Subordinated debt, net (2)	637,379	638,362
Total long-term borrowings	$3,262,341	$2,328,375

(1)	FHLB advances are presented net of unamortized premiums totaling $158 thousand and $209 thousand at March 31, 2024 and December 31, 2023, respectively.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $4.8 million and $5.2 million at March 31, 2024 and December 31, 2023, respectively.
FHLB advances. Long-term FHLB advances had a weighted average interest rate of 4.10 percent and 3.75 percent at March 31, 2024 and December 31, 2023, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at March 31, 2024 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2024	$100,000
2025	273,000
2026	601,804
2027	925,000
2028	475,000
Thereafter	250,000
Total long-term FHLB advances	$2,624,804
None of the FHLB advances reported in the table above are callable for early redemption by the FHLB during the next 12 months.
Subordinated debt. There were no new issuances of the subordinated debt during the three months ended March 31, 2024. See Note 10 in Valley’s Annual Report for additional information on the outstanding subordinated debt at March 31, 2024.
Note 11. Stock–Based Compensation
Valley maintains an incentive compensation plan to provide additional long-term incentives to employees, directors and officers whose contributions are essential to the continued growth and success of Valley. Under the plan, Valley may issue awards to its officers, employees and non-employee directors in amounts up to 14.5 million, subject to certain adjustments. As of March 31, 2024, 9.1 million shares of common stock were available for issuance under the plan.
RSUs are awarded as performance-based RSUs and time-based RSUs. The performance-based RSU awards are granted to certain officers and include RSUs subject to vesting conditions based upon certain levels of growth in Valley's tangible book value per share, plus dividends; and RSUs subject to vesting conditions based upon Valley's total shareholder return as compared to its peer group.
The table below summarizes RSU awards granted and average grant date fair values for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share data)
Award shares granted:
Performance-based RSUs	958	723
Time-based RSUs	2,794	1,528
Average grant date fair value per share:
Performance-based RSUs	$7.88	$12.80
Time-based RSUs	$8.51	$11.91
Stock award fair values are expensed over the shorter of the vesting or required service period. Valley recorded total stock-based compensation expense of approximately $8.1 million for both the three months ended March 31, 2024 and 2023. As of March 31, 2024, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $56.7 million. This expense will be recognized over an average remaining vesting period of approximately 2.2 years. See Note 12 in Valley’s Annual Report for additional information on the stock-based compensation awards.

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
Fair Value Hedges of Fixed Rate Assets and Liabilities. Valley is exposed to changes in the fair value of certain fixed-rate assets and liabilities due to changes in interest rates and interest rate swaps to manage its exposure to changes in fair value. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At March 31, 2024, Valley had 44 credit swaps with an aggregate notional amount of $605.5 million related to risk participation agreements.
At March 31, 2024, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the Constant Maturity Swap rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month Term SOFR rate and, therefore, provide an effective economic hedge.
Valley regularly enters into mortgage banking derivatives which are non-designated hedges. These derivatives include interest rate lock commitments provided to customers to fund certain residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. Valley enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Valley's commitments to fund the loans as well as on its portfolio of mortgage loans held for sale.
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

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	March 31, 2024			December 31, 2023
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedge interest rate swaps	$1,304	$26,127	$800,000	$—	$21,460	$800,000
Total derivatives designated as hedging instruments	$1,304	$26,127	$800,000	$—	$21,460	$800,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$510,689	$510,423	$16,200,678	$458,129	$457,885	$16,282,279
Foreign currency derivatives	10,227	9,721	1,432,388	8,024	8,286	1,557,167
Mortgage banking derivatives	55	145	51,213	74	472	38,797
Total derivatives not designated as hedging instruments	$520,971	$520,289	$17,684,279	$466,227	$466,643	$17,878,243

* Other derivative contracts include risk participation agreements.
Gains (losses) included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Amount of gain (loss) reclassified from accumulated other comprehensive loss to interest income	$298	$(531)
Amount of gain recognized in other comprehensive income	—	3,898
The accumulated after-tax gains related to effective cash flow hedges included in accumulated other comprehensive loss were $1.9 million and $2.1 million at March 31, 2024 and December 31, 2023, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest income. The reclassification amount for the three months ended March 31, 2024 represents amortization of a gain recognized from the termination of six interest rate swaps during the second quarter 2023. Valley estimates that $1.2 million (before tax) will be reclassified as an increase to interest income over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Derivative - interest rate swap:
Interest income	$4,879	$—
Interest expense	(1,291)	4,692
Hedged item - loans and subordinated debt:
Interest income	$(4,924)	$—
Interest expense	1,383	(4,772)
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at March 31, 2024 and December 31, 2023, respectively.

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Asset/ Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/Liability
	(in thousands)
March 31, 2024
Loans	$498,953	$(1,047)
Long-term borrowings *	275,390	(22,828)
December 31, 2023
Loans	$503,877	$3,877
Long-term borrowings *	276,572	(21,445)

*    Net carrying amount includes unamortized debt issuance costs of $1.8 million and $2.0 million at March 31, 2024 and December 31, 2023, respectively.
The net (gains) losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$(1,055)	$208
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $4.5 million and $9.9 million for the three months ended March 31, 2024 and 2023, respectively.
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
Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of March 31, 2024, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The aggregate fair value of all derivative financial instruments with credit risk-related contingent features was in a net asset position at March 31, 2024. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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
Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by or received from the counterparty with net liability or asset positions, respectively, in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the swap or repurchase agreement should Valley be in default. Total amount of collateral held or pledged cannot exceed the net derivative fair values with the counterparty.

The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of March 31, 2024 and December 31, 2023.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
March 31, 2024
Assets
Interest rate swaps and other contracts	$511,993	$—	$511,993	$13,043	$(430,600)	$94,436
Liabilities
Interest rate swaps and other contracts	$536,550	$—	$536,550	$(13,043)	$—	$523,507
December 31, 2023
Assets
Interest rate swaps and other contracts	$458,129	$—	$458,129	$53,780	$(302,180)	$209,729
Liabilities
Interest rate swaps and other contracts	$479,345	$—	$479,345	$(53,780)	$—	$425,565

*    Cash collateral received from or pledged to our counterparties in relation to market value exposures of OTC derivative contracts in an asset/liability position.
Note 14. Tax Credit Investments
Valley’s tax credit investments are primarily related to investments promoting qualified affordable housing projects, and other investments related to community development and renewable energy sources. Some of these tax-advantaged investments support Valley’s regulatory compliance with the CRA. Valley’s investments in these entities generate a return primarily through the realization of federal income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits and deductions are recognized as a reduction of income tax expense.
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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$20,801	$22,158
Other tax credit investments, net	209,136	117,659
Total tax credit investments, net	$229,937	$139,817
Other Liabilities:
Unfunded affordable housing tax credit commitments	$871	$1,305
Total unfunded tax credit commitments	$871	$1,305
The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,396	$1,459
Other tax credit investment credits and tax benefits	6,345	3,221
Total reduction in income tax expense	$7,741	$4,680
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$875	$937
Affordable housing tax credit investment impairment losses	481	448
Other tax credit investment losses	600	6
Other tax credit investment impairment losses	3,606	2,862
Total amortization of tax credit investments recorded in non-interest expense	$5,562	$4,253

Note 15. Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations and reporting structures to identify its operating segments and no changes to Valley's operating segments were determined necessary during the three months ended March 31, 2024.
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
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the FRB of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to the Consumer and Commercial Banking segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each operating segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average interest earning assets and or liabilities outstanding for the period.
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

The following tables represent the financial data for Valley’s operating segments and Treasury and Corporate Other for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,795,462	$40,451,129	$6,372,206	$56,618,797

Interest income	$113,631	$657,922	$57,103	$828,656
Interest expense	73,173	302,174	59,761	435,108
Net interest income	40,458	355,748	(2,658)	393,548
Provision (credit) for credit losses	3,072	42,202	(74)	45,200
Net interest income after provision for credit losses	37,386	313,546	(2,584)	348,348
Non-interest income	26,546	17,994	16,875	61,415
Non-interest expense	18,651	36,288	225,371	280,310
Internal transfer expense (income)	33,111	136,631	(169,742)	—
Income (loss) before income taxes	$12,170	$158,621	$(41,338)	$129,453
Return on average interest earning assets (pre-tax)	0.50%	1.57%	(2.59)%	0.91%

	Three Months Ended March 31, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,476,112	$38,383,259	$7,503,419	$55,362,790

Interest income	$95,963	$559,263	$65,004	$720,230
Interest expense	46,476	188,253	49,481	284,210
Net interest income	49,487	371,010	15,523	436,020
Provision for credit losses	6,444	3,006	4,987	14,437
Net interest income after provision for credit losses	43,043	368,004	10,536	421,583
Non-interest income	17,882	15,747	20,670	54,299
Non-interest expense	19,633	35,723	216,810	272,166
Internal transfer expense (income)	28,968	117,461	(146,429)	—
Income (loss) before income taxes	$12,324	$230,567	$(39,175)	$203,716
Return on average interest earning assets (pre-tax)	0.52%	2.40%	(2.09)%	1.47%

Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
The following MD&A should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report. The MD&A contains supplemental financial information, described in the sections that follow, which has been determined by methods other than GAAP that management uses in its analysis of our performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance, our business and performance trends and facilitate comparisons with the performance of others in the financial services industry. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with GAAP. These non-GAAP financial measures may also be calculated differently from similar measures disclosed by other companies.

Cautionary Statement Concerning Forward-Looking Statements

The foregoing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “intend,” “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “would,” “could,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

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
•the impact of potential instability within the U.S. financial sector related to bank failures, including the possibility of deposit withdrawals by a coordinated deposit base, and the impact of any concerns about the creditworthiness of other financial institutions, including any resulting disruption within the financial markets, increased expenses, including FDIC insurance premiums, or adverse impact on our stock price, deposits or our ability to borrow or raise capital;
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
•results of examinations by the OCC, the FRB, the CFPB and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
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
A detailed discussion of factors that could affect our results is included in our SEC filings, including Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023.
We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations, except as required by law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Critical Accounting Estimates
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At March 31, 2024, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report, and there have been no material changes in such policies and estimates since the date of such report.
New Authoritative Accounting Guidance
See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At March 31, 2024, Valley had consolidated total assets of approximately $61.0 billion, total net loans of $49.5 billion, total deposits of $49.1 billion and total shareholders’ equity of $6.7 billion. Valley operates many convenient branch office locations and commercial banking offices in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New

York, Florida, California, Alabama and Illinois. Of our current 230 branch network, 55 percent, 18 percent, and 18 percent of the branches are located in New Jersey, New York and Florida, respectively, with the remaining 9 percent of the branches in Alabama, California, and Illinois combined.
In February 2024, we completed the sale of our commercial premium finance lending business, including $93.6 million of our premium finance loan portfolio. The transaction generated a pre-tax $3.6 million net gain on sale of assets for the first quarter 2024. Valley continues to hold certain commercial premium finance loans totaling $145.7 million at March 31, 2024 which are expected to mostly run-off at their scheduled maturity dates over the next 12 months.
Financial Condition. The combination of an inverted yield curve, a high level of competition and economic uncertainty, among other factors, continued to weigh on the banking industry during the first quarter 2024. In the face of these challenges, we have positioned our balance sheet to best mitigate these negative factors, while focused on longer term earnings performance. The following items are key highlights at March 31, 2024.
•Total assets was $61.0 billion at March 31, 2024 and remained relatively unchanged from December 31, 2023. Our liquid assets totaled $2.7 billion at March 31, 2024, representing 4.8 percent of interest earning assets as compared with $2.4 billion, or 4.3 percent of interest earning assets at December 31, 2023. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. See the “Bank Liquidity” section for additional information.
•Total deposits decreased $164.9 million to $49.1 billion at March 31, 2024 as compared to $49.2 billion at December 31, 2023 due to contractual run-off of higher cost government banking time deposits combined with a $266.2 million decrease in non-interest bearing deposits which was largely offset by solid growth in direct interest bearing deposits across several delivery channels. See the “Deposits and Other Borrowings” section for more details.
•Capital remained strong with ratios of both Valley and the Bank exceeding all capital adequacy requirements at March 31, 2024. Total shareholders' equity increased $25.7 million to $6.7 billion at March 31, 2024 as compared to December 31, 2023. See the “Capital Adequacy” section for additional details.
•Total loans decreased $288.3 million, or 2.3 percent on an annualized basis to $49.9 billion at March 31, 2024 from December 31, 2023 largely due to the sale of $196.5 million of commercial real estate and construction loans through loan participation agreements at par value in March 2024, and the sale of $93.6 million of commercial and industrial loans associated with the sale of our premium finance lending division in February 2024. During the first quarter 2024, we also transferred $34.1 million of construction loans to loans held for sale at March 31, 2024. Organic loan volumes in most categories remained at modest levels during the first quarter 2024 due to the ongoing impact of elevated market interest rates and other factors. See further details on our loan activities under the “Loan Portfolio” section below.
•Asset quality continued to reflect our disciplined underwriting and lending practices during the first quarter 2024. Non-performing assets (NPAs) as a percentage of total loans and NPAs totaled 0.58 percent at both March 31, 2024 and December 31, 2023. Total net loan charge-offs to average loans was 0.19 percent for the first quarter 2024 as compared with 0.14 percent for the fourth quarter 2023. See the “Non-Performing Assets” section for additional information.
•Total investment securities were $5.2 billion, or 8.6 percent of total assets, at March 31, 2024 and remained relatively unchanged from December 31, 2023. See the “Investment Securities Portfolio” section for more details.
Quarterly Results. Net income for the first quarter 2024 was $96.3 million, or $0.18 per diluted common share, as compared to $146.6 million, or $0.28 per diluted common share, for the first quarter 2023. The $50.3 million decrease in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:

•a $42.5 million decrease in net interest income as higher yields on both new loan originations and adjustable-rate loans were more than offset by an increase in the cost of deposits;
•a $30.8 million increase in our provision for credit losses largely due to additional quantitative reserves allocated to our commercial loan portfolio; and
•an $8.1 million increase in non-interest expense partly due to estimated expenses related to the FDIC special assessment of $7.4 million.
Which were partially offset by:
•a $7.1 million increase in non-interest income that was primarily driven by higher brokerage and tax credit investment advisory fees within wealth management and trust fees, net gains on sales of assets and service charges on deposit accounts, partially offset by lower capital markets income; and
•a $24.0 million decrease in income tax expense mostly due to lower pre-tax income and additional tax credits in the first quarter 2024.
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense” and “Income Taxes” sections below for more details on the impact of the items above and other infrequent non-core items impacting our first quarter 2024 results.
U.S. Economic Conditions. During the first quarter 2024, real gross domestic product (GDP) increased at an annual rate of 1.6 percent as compared to an increase of 3.4 percent during the fourth quarter 2023. The decrease in real GDP growth was primarily due to a decline in net exports, slower government spending and a decline in nonresidential fixed investments. Inflation slightly picked up to 3.5 percent in the first quarter 2024 as compared to 3.4 percent for the fourth quarter 2023 and was largely attributed to price increases at the beginning of the year.
The federal funds upper target rate of 5.50 percent remained unchanged since fourth quarter 2023. On May 1, 2024, Federal Reserve officials noted that readings of inflation have come in above expectations, but it’s unlikely that the next policy rate move will be a rate hike. Currently, many market participants believe that a potential Federal Reserve rate cut is not likely until their December 2024 meeting, if at all, during 2024 due to the weak growth in GDP reported for the first quarter 2024 and persistently high inflation.
The 10-year U.S. Treasury note yield ended the first quarter 2024 at 4.20 percent, or 32 basis points higher as compared to the fourth quarter 2023, and the 2-year U.S. Treasury note yield ended the first quarter 2024 at 4.59 percent, or 36 basis points higher as compared to the fourth quarter 2023.
U.S. commercial banks commercial and industrial loans moderately declined from December 30, 2023 to March 31, 2024. Overall, commercial real estate lending continued to be closely monitored throughout the industry, particularly among regional and midsize banks with sizeable exposures to office space as loan collateral. Some bright spots included an appetite for selective deals and lending in the first quarter and interest in grocery stores, data centers and renewable energy plants properties. Regional banks continue to focus on the all-in return on their banking relationships, often requiring significant deposit accounts or ancillary business in order for them to join or remain in a lending relationship. Additionally, the combination of high interest rates and tight inventories have kept residential real estate sales and both refinanced and purchased residential mortgage loan activity low during the first quarter 2024.
Although Federal Reserve efforts to combat inflation are showing signs of success, several factors, including, but not limited to elevated inflation, new and proposed bank regulatory actions, the inverted yield curve, elevated interest rates and geopolitical conflicts have added a higher level of uncertainty to the future path of the U.S. economy and created a challenging bank operating environment. Should these conditions persist or further deteriorate, they may adversely impact our financial results, as highlighted in this MD&A.

Deposits and Other Borrowings
Total average deposits decreased by $884.6 million to $48.6 billion for the first quarter 2024 as compared to the fourth quarter 2023 due to decreases of $1.3 billion and $351.7 million in average time and non-interest bearing, deposits, respectively, partially offset by a $802.4 million increase in average savings, NOW and money market deposits. The decrease in average time deposits was primarily due to our intentional run-off of both higher cost indirect customers (i.e., brokered) and government banking time deposits which contractually matured over the last six months. Average non-interest bearing balances modestly declined as compared to the fourth quarter 2023, as some customers continue to closely manage balances and shift funds into other higher-yielding alternatives. The increase in savings, NOW and money market deposits was mostly broad-based, reflecting strong customer inflows from both our physical branch and online delivery channels, as well as our specialized deposit businesses over the last six months. Average non-interest-bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 51 percent and 26 percent of total deposits for the first quarter 2024, respectively as compared to 23 percent, 49 percent and 28 percent of total deposits for the fourth quarter 2023, respectively.
Actual ending balances for deposits decreased $164.9 million to $49.1 billion at March 31, 2024 from December 31, 2023 due to decreases of $433.0 million and $266.2 million in time deposits and non-interest bearing deposits, respectively, largely offset by an increase of $534.3 million in savings, NOW and money market deposits. The decrease in time deposits was primarily due to intentional run-off of higher cost government banking time deposits which had matured. Non-interest bearing balances declined during the first quarter 2024, though remained unchanged as a percentage of total deposits, as some customers continue to closely manage balances and shift funds into other higher-yielding alternatives. The solid growth in savings, NOW and money market deposits was mostly attributable to inflows from our specialty niche deposits, traditional branch and online delivery channels. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 51 percent and 26 percent of total deposits at March 31, 2024, respectively, as compared to 23 percent, 50 percent and 27 percent of total deposits at December 31, 2023, respectively.
The following table lists, by maturity, uninsured CDs at March 31, 2024:

March 31, 2024
(in thousands)
Less than three months	$699,105
Three to six months	535,918
Six to twelve months	685,637
More than twelve months	154,027
Total	$2,074,687
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $11.5 billion, or 24 percent of total deposits, at March 31, 2024 as compared to $12.2 billion, or 25 percent of total deposits, at December 31, 2023.
While we maintained a diversified commercial and consumer deposit base at March 31, 2024, deposit gathering initiatives and our current deposit base could remain challenged due to market competition, attractive investment alternatives, such as U.S. Treasury securities, and other factors. As a result, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at March 31, 2024. Management continuously monitors liquidity and all available funding sources including non-deposit borrowings discussed below. See the “Liquidity and Cash Requirements” section of this MD&A for additional information.

The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
	(in thousands)
Average short-term borrowings:
FHLB advances	$1,470,879	$372,011	$2,513,983
Securities sold under repurchase agreements	67,000	76,733	99,546
Federal funds purchased	—	1,087	190,214
Total	$1,537,879	$449,831	$2,803,743

Average long-term borrowings:
FHLB advances	$1,930,702	$1,688,725	$875,053
Subordinated debt	638,008	631,915	754,972
Junior subordinated debentures issued to capital trusts	57,152	57,066	56,805
Total	$2,625,862	$2,377,706	$1,686,830
Average short-term borrowings increased $1.1 billion during the first quarter 2024 as compared to the fourth quarter 2023 mostly due to a partial shift from indirect customer CDs and more heavily weighted in short-term FHLB advances in our average mix of funding sources starting in the fourth quarter 2023. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) moderately increased $248.2 million as compared to the fourth quarter 2023 due to $1.0 billion of new FHLB advances issued during early March 2024. The $1.0 billion of new borrowings have a weighted average rate of 4.52 percent and a weighted average remaining contractual term of 3.6 years at March 31, 2024.
Actual ending balances for short-term borrowings decreased $842.6 million to $75.2 million at March 31, 2024 as compared to December 31, 2023 mainly due to maturities and repayment of FHLB advances. Long-term borrowings increased $934.0 million to $3.3 billion at March 31, 2024 as compared to $2.3 billion at December 31, 2023 due to the new FHLB advances issued in March 2024.
Non-GAAP Financial Measures
The table below presents selected performance indicators, their comparative non-GAAP measures and the (non-GAAP) efficiency ratio for the periods indicated. Valley believes that the non-GAAP financial measures provide useful supplemental information to both management and investors in understanding Valley's underlying operational performance, business, and performance trends, and may facilitate comparisons of our current and prior performance with the performance of others in the financial services industry. Management utilizes these measures for internal planning, forecasting and analysis purposes. Management believes that Valley’s presentation and discussion of this supplemental information, together with the accompanying reconciliations to the GAAP financial measures, also allows investors to view performance in a manner similar to management. These non-GAAP financial measures should not be considered in isolation, as a substitute for or superior to financial measures calculated in accordance with GAAP. These non-GAAP financial measures may also be calculated differently from similar measures disclosed by other companies.

The following table presents our annualized performance ratios:

	Three Months Ended March 31,
	2024	2023
Selected Performance Indicators	($ in thousands)
GAAP measures:
Net income, as reported	$96,280	$146,551
Return on average assets	0.63%	0.98%
Return on average shareholders’ equity	5.73	9.10
Non-GAAP measures:
Net income, as adjusted	$99,448	$154,530
Return on average assets, as adjusted	0.65%	1.03%
Return on average shareholders' equity, as adjusted	5.91	9.60
Return on average tangible shareholders' equity (ROATE)	8.19	13.39
ROATE, as adjusted	8.46	14.12
Efficiency ratio	59.10	53.79

	March 31, 2024	December 31, 2023
Common Equity Per Share Data:
Book value per common share (GAAP)	$12.81	$12.79
Tangible book value per common share (non-GAAP)	8.84	8.79

Adjusted net income is computed as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income, as reported (GAAP)	$96,280	$146,551
Non-GAAP adjustments:
Add: FDIC special assessment (1)	7,394	—
Add: Losses on available for sale and held to maturity debt securities, net (2)	7	24
Add: Restructuring charge (3)	620	—
Add: Provision for credit losses for available for sale securities (4)	—	5,000
Add: Merger related expenses (5)	—	4,133
Less: Gain on sale of commercial premium finance lending division (6)	(3,629)	—
Total non-GAAP adjustments to net income	$4,392	$9,157
Income tax adjustments related to non-GAAP adjustments (7)	(1,224)	(1,178)
Net income, as adjusted (non-GAAP)	$99,448	$154,530

(1)	Included in the FDIC insurance expense.
(2)	Included in gains on securities transactions, net.
(3)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(4)	Included in provision for credit losses for available for sale and held to maturity securities (tax disallowed).
(5)	Included primarily within salary and employee benefits expense.
(6)	Included in net gains on sale of assets.
(7)	Calculated using the appropriate blended statutory tax rate for the applicable period.
In addition to the items used to calculate net income, as adjusted, in the table above, our net income is, from time to time, impacted by fluctuations in the level of net gains on sales of loans, wealth management and trust fees, and capital markets fees. These amounts can vary widely from period to period due to, among other factors, the amount and timing of residential mortgage loans originated for sale, brokerage and tax credit investment advisory activities and commercial loan customer demand for certain interest rate swap products. See the “Non-Interest Income” section below for more details.
Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net income, as adjusted (non-GAAP)	$99,448	$154,530
Average assets	$61,256,868	$59,867,002
Annualized return on average assets, as adjusted (non-GAAP)	0.65%	1.03%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net income, as adjusted (non-GAAP)	$99,448	$154,530
Average shareholders' equity	$6,725,695	$6,440,215
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	5.91%	9.60%
ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net income, as reported (GAAP)	$96,280	$146,551
Net income, as adjusted (non-GAAP)	99,448	154,530
Average shareholders’ equity (GAAP)	$6,725,695	$6,440,215
Less: Average goodwill and other intangible assets	2,024,999	2,061,361
Average tangible shareholders’ equity (non-GAAP)	$4,700,696	$4,378,854
Annualized ROATE (non-GAAP)	8.19%	13.39%
Annualized ROATE, as adjusted (non-GAAP)	8.46%	14.12%

The efficiency ratio is computed as follows:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$280,310	$272,166
Less: FDIC Special assessment (1)	7,394	—
Less: Restructuring charge (2)	620	—
Less: Amortization of tax credit investments	5,562	4,253
Less: Merger related expenses (3)	—	4,133
Total non-interest expense, as adjusted (non-GAAP)	$266,734	$263,780
Net interest income, as reported (GAAP)	393,548	436,020
Total non-interest income, as reported (GAAP)	61,415	54,299
Add: Losses on available for sale and held to maturity debt securities, net (4)	7	24
Less: Gain on sale of commercial premium finance lending division (5)	(3,629)	—
Gross operating income, as adjusted (non-GAAP)	$451,341	$490,343
Efficiency ratio (non-GAAP)	59.10%	53.79%

(1)	Included in the FDIC insurance expense.
(2)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(3)	Included primarily within salary and employee benefits expense.
(4)	Included in gains on securities transactions, net.
(5)	Included in gains on sales of assets, net.

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	March 31, 2024	December 31, 2023
	($ in thousands, except for share data)
Common shares outstanding	508,893,059	507,709,927
Shareholders’ equity (GAAP)	$6,727,139	$6,701,391
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	2,020,405	2,029,267
Tangible common shareholders’ equity (non-GAAP)	$4,497,043	$4,462,433
Book value per common share (GAAP)	$12.81	$12.79
Tangible book value per common share (non-GAAP)	$8.84	$8.79
Net Interest Income
Net interest income on a tax equivalent basis totaling $394.8 million for the first quarter 2024 decreased $3.7 million and $42.6 million as compared to the fourth quarter 2023 and first quarter 2023, respectively. The slight decrease as compared to the fourth quarter 2023 was mainly due to an increase in average short-term borrowings and the higher level of interest rates across most interest bearing deposit products, partially offset by higher loan yields, a decline in average time deposit balances and one less day during the first quarter 2024. As a result of the higher cost of short-term borrowings and deposits, total interest expense increased $14.2 million to $435.1 million for the first quarter 2024 as compared to the fourth quarter 2023. Interest income on a tax equivalent basis increased $10.5 million to $830.0 million for the first quarter 2024 as compared to the fourth quarter 2023. The increase was mostly due to higher yields on both new originations and adjustable rate loans in our loan portfolio, as well as higher yields on investments, partially offset by a decline in average interest bearing deposits with banks as we reduced overnight excess cash liquidity in the first quarter 2024.
Average interest earning assets increased $1.3 billion to $56.6 billion for the first quarter 2024 as compared to the first quarter 2023 mainly due to a $2.4 billion increase in average loan balances driven by organic loan growth in the commercial loan categories during most of 2023, partially offset by a $1.1 billion decline in average interest bearing cash held overnight as our excess liquidity returned to more normalized levels in 2024 after being elevated in response to the bank failures in 2023. Compared to the fourth quarter 2023, average interest earning assets increased by $149.3 million during the first quarter 2024. The increase was mainly driven by increases of $207.2 million and $144.2 million in average loans and taxable investments, respectively, partially offset by a $188.3 million decline in average overnight interest bearing cash balances as compared to the prior linked quarter.
Average interest bearing liabilities increased $3.9 billion to $41.6 billion for the first quarter 2024 as compared to the first quarter 2023 mainly due to increases of $4.3 billion and $939.0 million in average time deposits and long-term borrowings, respectively, partially offset by a decrease of $1.3 billion in average short-term borrowings. The increase in average time deposits was largely due to increased usage of fully FDIC-insured indirect customer CDs and successful direct retail CD initiatives during the second half of 2023, while average long-term borrowings increased due to the issuance of new FHLB advances. As compared to the fourth quarter 2023, average interest bearing liabilities increased by $803.3 million for the first quarter 2024 mainly due to a $1.1 billion increase in average short-term borrowings. The increase in short-term borrowings was mostly due to a partial shift from indirect customer CDs to FHLB advances in our average mix of funding sources during most of the first quarter 2024. See additional information under “Deposits and Other Borrowings” in the Executive Summary section above.
Net interest margin on a tax equivalent basis of 2.79 percent for the first quarter 2024 decreased by 3 basis points and 37 basis points from 2.82 percent and 3.16 percent, respectively, for the fourth quarter 2023 and first quarter 2023. The decrease as compared to the fourth quarter 2023 was largely driven by the higher cost of interest bearing deposits and short-term borrowings, partially offset by an increase in the yield on average interest earning assets. Our cost of total average deposits was 3.16 percent for the first quarter 2024 as compared to 3.13 percent and 1.96 percent for the fourth quarter 2023 and the first quarter 2023, respectively. The overall cost of average interest bearing liabilities increased 6 basis points to 4.19 percent for the first quarter 2024 as compared to the fourth quarter 2023 primarily driven by the higher level of market interest rates on deposits and short-term borrowings. The yield on average interest earning assets also increased by 6 basis points to 5.86 percent on a linked quarter basis largely due to the increased yield of the loan portfolio. The yield on average loans increased by 4 basis points to 6.14 percent for the first quarter 2024 as compared to the fourth quarter 2023 mostly due to the higher level of market interest rates on new originations and adjustable rate loans.
Based upon our latest model estimates, we anticipate net interest income growth in the range of zero to two percent for the full year ended December 31, 2024 as compared to 2023. While we remain optimistic that our net interest income should continue to stabilize and grow during the remainder of 2024 as compared to the first quarter 2024, our forecasts include several uncertain assumptions, including changes in the level of market interest rates. As such, we cannot provide any assurances that our net interest income or margin will remain at the levels reported for the first quarter 2024. For a detailed discussion on the risks related to interest rates please refer to Part I, Item 1A. “Risk Factors” in our Annual Report.

The following table reflects the components of net interest income for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$50,246,591	$771,577	6.14%	$50,039,429	$762,918	6.10%	$47,859,371	$655,250	5.48%
Taxable investments (3)	5,094,978	42,625	3.35	4,950,773	40,255	3.25	5,033,134	37,474	2.98
Tax-exempt investments (1)(3)	579,842	6,071	4.19	593,577	6,101	4.11	623,145	6,739	4.33
Interest bearing deposits with banks	697,386	9,682	5.55	885,689	10,215	4.61	1,847,140	22,205	4.81
Total interest earning assets	56,618,797	829,955	5.86	56,469,468	819,489	5.80	55,362,790	721,668	5.21
Allowance for credit losses	(450,331)			(451,110)			(466,837)
Cash and due from banks	439,176			314,060			445,005
Other assets	4,805,001			5,008,764			4,702,376
Unrealized gains on securities available for sale, net	(155,775)			(227,629)			(176,332)
Total assets	$61,256,868			$61,113,553			$59,867,002
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$24,793,452	$232,506	3.75%	$23,991,093	$221,500	3.69%	$23,389,569	$150,766	2.58%
Time deposits	12,599,395	151,065	4.80	13,934,683	165,351	4.75	9,738,608	80,298	3.30
Total interest bearing deposits	37,392,847	383,571	4.10	37,925,776	386,851	4.08	33,128,177	231,064	2.79
Short-term borrowings	1,537,879	20,612	5.36	449,831	5,524	4.91	2,803,743	33,948	4.84
Long-term borrowings (4)	2,625,862	30,925	4.71	2,377,706	28,533	4.80	1,686,830	19,198	4.55
Total interest bearing liabilities	41,556,588	435,108	4.19	40,753,313	420,908	4.13	37,618,750	284,210	3.02
Non-interest bearing deposits	11,183,127			11,534,795			14,024,742
Other liabilities	1,791,458			2,185,539			1,783,295
Shareholders’ equity	6,725,695			6,639,906			6,440,215
Total liabilities and shareholders’ equity	$61,256,868			$61,113,553			$59,867,002
Net interest income/interest rate spread (5)		$394,847	1.67%		$398,581	1.67%		$437,458	2.19%
Tax equivalent adjustment		(1,299)			(1,306)			(1,438)
Net interest income, as reported		$393,548			$397,275			$436,020
Net interest margin (6)			2.78%			2.81%			3.15%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			2.79%			2.82%			3.16%

_____________

(1)Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate.
(2)Loans are stated net of unearned income and include non-accrual loans.
(3)The yield for securities that are classified as AFS is based on the average historical amortized cost.

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
Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2024 Compared to March 31, 2023
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$33,840	$82,487	$116,327
Taxable investments	466	4,685	5,151
Tax-exempt investments*	(458)	(210)	(668)
Interest bearing deposits with banks	(15,536)	3,013	(12,523)
Total increase in interest income	18,312	89,975	108,287
Interest Expense:
Savings, NOW and money market deposits	9,529	72,211	81,740
Time deposits	27,796	42,971	70,767
Short-term borrowings	(16,652)	3,316	(13,336)
Long-term borrowings and junior subordinated debentures	11,037	690	11,727
Total increase in interest expense	31,710	119,188	150,898
Total decrease in net interest income	$(13,398)	$(29,213)	$(42,611)

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income
Non-interest income represented 6.9 percent and 7.0 percent of total interest income plus non-interest income for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, non-interest income increased $7.1 million as compared to the same period in 2023 primarily driven by higher wealth management and trust fees and net gains on sales of assets.

The following table presents the components of non-interest income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Wealth management and trust fees	$17,930	$9,587
Insurance commissions	2,251	2,420
Capital markets	5,670	10,892
Service charges on deposit accounts	11,249	10,476
Gains on securities transactions, net	49	378
Fees from loan servicing	3,188	2,671
Gains on sales of loans, net	1,618	489
Gains on sales of assets, net	3,694	124
Bank owned life insurance	3,235	2,584
Other	12,531	14,678
Total non-interest income	$61,415	$54,299
Wealth management and trust fees income increased $8.3 million for the three months ended March 31, 2024 as compared to the same period in 2023 mainly due to a higher volume of success fees and other related periodic fees generated by our tax credit advisory subsidiary. Brokerage fees also increased $1.4 million to $6.2 million for the three months ended March 31, 2024 as compared to the same period in 2023 due to an uptick in customer trading volume at our broker dealer subsidiary.
Capital markets income decreased $5.2 million for the three months ended March 31, 2024 as compared to the same period in 2023 mainly due to a decline in the volume of interest rate swap transactions, and resulting fees, related to commercial loan customers.
Net gains on sales of assets increased $3.6 million for the three months ended March 31, 2024 as compared to the same period in 2023 largely due to the net gain on the sale of our commercial premium finance lending business in the first quarter 2024.
Other non-interest income decreased $2.1 million for the three months ended March 31, 2024 as compared to the same period in 2023 mostly due to a $2.7 million litigation recovery in the 2023 period.
Non-Interest Expense
Non-interest expense increased $8.1 million for the three months ended March 31, 2024 as compared to the same period in 2023 due, in part, to a $9.1 million increase in the FDIC insurance assessment expense. The following table presents the components of non-interest expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Salary and employee benefits expense	$141,831	$144,986
Net occupancy expense	24,323	23,256
Technology, furniture and equipment expense	35,462	36,508
FDIC insurance assessment	18,236	9,155
Amortization of other intangible assets	9,412	10,519
Professional and legal fees	16,465	16,814
Amortization of tax credit investments	5,562	4,253
Other	29,019	26,675
Total non-interest expense	$280,310	$272,166
Salary and employee benefits expense decreased $3.2 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was largely attributable to merger related costs totaling $4.1 million for the three months ended March 31, 2023, partially offset by higher group medical insurance expense, as well as severance expense related to our back office restructuring efforts during the three months ended March 31, 2024.
FDIC insurance assessment expense increased $9.1 million for the three months ended March 31, 2024 as compared to the same period of 2023 mostly due to additional estimated expenses of $7.4 million related to the FDIC special assessment. The FDIC plans to provide an updated estimate of each institution's quarterly and total special assessment expense with its first quarter 2024 special assessment invoice, to be released in June 2024. Valley will continue to evaluate its current accrual for the special assessment as new information becomes available.
Other non-interest expense increased $2.3 million for the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to moderate increases in several smaller expense categories, including capital taxes, charitable contributions, postage, operating losses, etc.
Income Taxes
Income tax expense totaled $33.2 million for the first quarter 2024 as compared to $17.4 million and $57.2 million for the fourth quarter 2023 and first quarter 2023, respectively. Our effective tax rate was 25.6 percent, 19.6 percent and 28.1 percent for the first quarter 2024, fourth quarter 2023 and first quarter 2023, respectively. The increase in the effective tax rate from the fourth quarter 2023 was mainly attributable to larger amount of tax credits recognized during the fourth quarter 2023.
GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will be 25 to 26 percent for the full year ended December 31, 2024.
Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes, return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its operating segments and no changes to the operating segments were determined necessary during the three months ended March 31, 2024.

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
The following tables present the financial data for Valley's operating segments, and Treasury and Corporate Other for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,795,462	$40,451,129	$6,372,206	$56,618,797
Income (loss) before income taxes	12,170	158,621	(41,338)	129,453
Return on average interest earning assets (before tax)	0.50%	1.57%	(2.59)%	0.91%

	Three Months Ended March 31, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,476,112	$38,383,259	$7,503,419	$55,362,790
Income (loss) before income taxes	12,324	230,567	(39,175)	203,716
Return on average interest earning assets (before tax)	0.52%	2.40%	(2.09)%	1.47%
See Note 15 to the consolidated financial statements for additional details.
Consumer Banking Segment
The Consumer Banking segment represented 18.3 percent of our loan portfolio at March 31, 2024, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.3 percent of our loan portfolio at March 31, 2024) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (which represented 3.4 percent of total loans at March 31, 2024) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, brokerage, insurance and tax credit advisory services.
Consumer Banking’s average interest earning assets increased $319.4 million to $9.8 billion for the three months ended March 31, 2024 as compared to the same period of 2023. The increase was largely due to new residential mortgage loan volumes originated for investment rather than sale over the last 12-month period and, to a lesser extent, an increase in average home equity loans.
Income before income taxes generated by the Consumer Banking segment decreased $154 thousand to $12.2 million for the first quarter 2024 as compared to the first quarter 2023 and was mainly driven by a combination of a decrease in net interest income and higher internal transfer expense, largely offset by an increase in non-interest income and lower provision for loan losses. Net interest income for this segment decreased $9.0 million mainly due to higher funding costs driven by higher interest rates. The non-interest income increased $8.7 million mainly due to a higher volume of success fees and other related periodic fees generated by our tax credit advisory subsidiary, as well as brokerage fees generated from certain private banking clients. See further details in the “Non-Interest

Income” section of this MD&A. The provision for loan losses decreased $3.4 million for the three months ended March 31, 2024 mainly due to lower loan growth and an improved economic outlook as compared to one year ago. See further details in the “Allowance for Credit Losses” section of this MD&A.
Net interest margin on the Consumer Banking portfolio decreased 44 basis points to 1.65 percent for the first quarter 2024 as compared to the first quarter 2023 mainly due to a 103 basis point increase in the costs associated with our funding sources, partially offset by a 59 basis point increase in the yield on average loans. The increase in our funding costs was mainly driven by higher interest rates on most of our interest bearing deposit products, as well as the mix of our adjustable rate and other borrowings during the first quarter 2024. The 59 basis point increase in loan yield was largely due to higher yielding new loan volumes and adjustable rate loans in our portfolio. See the “Executive Summary” and the “Net Interest Income” sections above for more details on our net interest margin and funding sources.
The return on average interest earning assets before income taxes for the Consumer Banking segment was 0.50 percent for the first quarter 2024 compared to 0.52 percent for the first quarter 2023.
Commercial Banking Segment
The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $9.1 billion and represented 18.2 percent of the total loan portfolio at March 31, 2024. Commercial real estate loans and construction loans totaled $31.7 billion and represented 63.5 percent of the total loan portfolio at March 31, 2024.
Average interest earning assets in Commercial Banking segment increased $2.1 billion to $40.5 billion for the three months ended March 31, 2024 as compared to the first quarter 2023 primarily due to organic loan growth over the last 12 month period largely within the commercial real estate loan portfolio.
Income before income taxes for Commercial Banking decreased $71.9 million to $158.6 million for the three months ended March 31, 2024 as compared to the same period of 2023 mainly due to a combination of a higher provision for credit losses and internal transfer expense and a decrease in net interest income. The declines were modestly offset by a $3.6 million gain due to the sale of our commercial premium finance lending business in February 2024. The provision for credit losses increased $39.2 million to $42.2 million as compared to the same period in 2023 due, in part, to higher quantitative reserves mainly within the non-owner occupied commercial real estate loan category and increased specific reserves for collateral dependent non-performing commercial loans. See details in the “Allowance for Credit Losses for Loans” section of this MD&A. Net interest income for this segment decreased $15.3 million to $355.7 million for the first quarter 2024 as compared to the same period in 2023 primarily due to the higher cost of funding and the inverted yield curve. Internal transfer expense also increased $19.2 million to $136.6 million for the three months ended March 31, 2024 as compared to the first quarter 2023. Other income for commercial banking increased $2.2 million to $18.0 million primarily due to a $3.6 million gain recognized on the sale of the premium finance lending division.
The net interest margin for this segment decreased 35 basis points to 3.52 percent for the first quarter 2024 as compared to the first quarter 2023 due to a 103 basis point increase in the cost of our funding sources, partially offset by a 68 basis point increase in the yield on average loans.
The return on average interest earning assets before income taxes for the commercial banking segment was 1.57 percent for the three months ended March 31, 2024 compared to 2.40 percent for the same period in 2023.
Treasury and Corporate Other
Treasury and Corporate Other largely consists of the Treasury managed AFS and HTM debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the FRB of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to the Consumer Banking and Commercial Banking segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each operating segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average interest earning assets and/or liabilities outstanding for the period. Other items disclosed in Treasury and Corporate Other include net gains and losses on AFS and HTM securities transactions, interest expense related to subordinated notes, amortization of tax credit investments, as well as other non-core items, including merger, restructuring expenses and FDIC special assessment charges.
Treasury and Corporate Other's average interest earning assets decreased $1.1 billion to $6.4 billion for the three months ended March 31, 2024 primarily due to a $1.1 billion decline in average interest bearing cash held overnight as our excess liquidity returned to more normalized levels in 2024 after being elevated in response to the bank failures in most of 2023.
For the three months ended March 31, 2024, loss before income taxes totaled $41.3 million compared to $39.2 million for the same period in 2023. The $2.2 million increase in the pre-tax loss during the first quarter 2024 was mainly driven by a decrease in net interest income on interest bearing deposits with banks combined with higher non-interest expense. Non-interest expense increased $8.6 million to $225.4 million during the three months ended March 31, 2024 as compared to the same period in 2023 largely due to a $9.1 million increase in the FDIC insurance assessment expense in the first quarter 2024. The negative impact of these items was partially offset by lower provision for credit losses and higher internal transfer income. Provision for credit losses decreased $5.1 million mostly due to credit related impairment of one corporate bond issued by Signature Bank during the first quarter 2023. The internal transfer income increased $23.3 million to $169.7 million for the three months ended March 31, 2024 as compared to the same period in 2023 due to higher allocations of the overhead expense to the Consumer Banking and Commercial Banking segments over the same period. See further details in the “Non-Interest Income” and “Non-Interest Expense” sections of this MD&A.
Treasury and Corporate Other's net interest margin decreased 92 basis points to 0.59 percent for the first quarter 2024 as compared to the first quarter 2023 due to a 103 basis point increase in cost of our funding sources, partly offset by an 11 basis point increase in the yield on average investments. The increase in the yield on average investments as compared to the same period a year ago was largely driven by new higher yielding investments and a reduction in premium amortization expense mostly caused by slower principal repayments in the elevated market interest rate environment.
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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of March 31, 2024. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of March 31, 2024. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2024. Although the size of Valley’s balance sheet is forecasted to remain static as of March 31, 2024, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter 2024. The model utilizes an immediate parallel shift in market interest rates at March 31, 2024.
The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the table below, due to the frequency and timing of changes in interest rates and changes in spreads between maturity and re-pricing categories. Overall, our net interest income is affected by changes in interest rates and cash flows from our loan and investment portfolios. We actively manage these cash flows in conjunction with our liability mix, duration and interest rates to optimize the net interest income, while structuring the balance sheet in response to actual or potential changes in interest rates. Additionally, our net interest income is impacted by the level of competition within our marketplace. Competition can negatively impact the level of interest rates attainable on loans and increase the cost of deposits, which may result in downward pressure on our net interest margin in future periods. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$134,722	7.98%
+200	90,019	5.33
+100	45,450	2.69
–100	(45,794)	(2.71)
–200	(93,473)	(5.54)
–300	(139,054)	(8.24)
As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to decrease net interest income over the next 12-month period by 2.71 percent. Management believes the interest rate sensitivity of our balance sheet remains within an expected tolerance range at March 31, 2024. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
Liquidity and Cash Requirements
Bank Liquidity
Liquidity measures Valley's ability to satisfy its current and future cash flow needs. Our objective is to have liquidity available to fulfill loan demands, repay deposits and other liabilities, and execute balance sheet strategies in all market conditions while adhering to internal controls and income targets. Valley's liquidity program is managed by the Treasury Department and routinely monitored by the Asset and Liability Management Committee and two board committees. Among other actions, the Treasury Department actively monitors Valley's current liquidity profile, sources and stability of funding, availability of assets for pledging or sale, opportunities to gather additional funds, and anticipated future funding needs, including the level of unfunded commitments.
The Bank adheres to certain internal liquidity measures including ratios of loans to deposits below 110 percent and wholesale funding to total funding below 25 percent, as summarized in the table below. Management maintains flexibility to temporarily exceed these thresholds in certain operating environments.
The following table presents Valley's loan to deposits and wholesale funding to total funding ratios at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Loans to deposits	101.7%	102.0%
Wholesale funding to total funding	19.8	19.5
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
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the FRB of New York) and other sources.

The following table summarizes Valley's sources of liquid assets:

	March 31, 2024	December 31, 2023
	(in thousands)
Cash and due from banks	$398,827	$284,090
Interest bearing deposits with banks	542,006	607,135
Trading debt securities	3,989	3,973
Held to maturity debt securities (1)	197,136	194,094
Available for sale debt securities (2)	1,449,334	1,296,576
Loans held for sale	61,782	30,640
Total liquid assets	$2,653,074	$2,416,508

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.
(2)     Includes approximately $1.1 billion and $840.3 million of various investment securities that were pledged to counterparties to support our earning asset funding strategies at March 31, 2024 and December 31, 2023, respectively.
Total liquid assets represented 4.8 percent and 4.3 percent of interest earning assets at March 31, 2024 and December 31, 2023, respectively.
Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At March 31, 2024, estimated cash inflows from total loans are projected to be approximately $13.5 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $371.0 million in principal payments from securities in the total investment portfolio at March 31, 2024 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $40.6 billion and $37.6 billion for the three months ended March 31, 2024 and for the year ended December 31, 2023, respectively, representing 71.7 percent and 66.6 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.
In addition to customer deposits, the Bank has access to readily available borrowing sources to supplement its current and projected funding needs. The following table presents short-term borrowings outstanding at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
FHLB advances	$—	$850,000
Securities sold under agreements to repurchase	75,224	67,834
Total short-term borrowings	$75,224	$917,834

The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
FHLB borrowing capacity*	$12,741,356	$13,604,000
Unused FRB discount window*	8,788,000	8,530,000
Unused federal funds lines available from commercial banks	2,140,000	2,140,000
Unencumbered investment securities	812,825	1,129,000
Total	$24,482,181	$25,403,000

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
Investment Securities Portfolio
As of March 31, 2024, we had $67.0 million, $1.4 billion, and $3.7 billion in equity, AFS debt and HTM debt securities, respectively. We also had $4.0 million of trading securities consisting of U.S. Treasury securities at March 31, 2024. The AFS and HTM debt securities portfolios, which comprise the majority of the securities we own, include: U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our AFS debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consist of two publicly traded mutual funds, CRA investments and several other equity investments we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities.
The primary purpose of the HTM and AFS debt securities portfolios is to provide a source of earnings and liquidity, as well as serve as a tool for managing interest rate risk. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other components of statement of financial condition. See additional information under “Interest Rate Sensitivity,” “Liquidity and Cash Requirements” and “Capital Adequacy” sections elsewhere in this MD&A.
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
We have evaluated all AFS debt securities that are in an unrealized loss position as of March 31, 2024 and December 31, 2023 and determined that the declines in fair value were mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. During the first quarter 2023, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in both a provision for credit losses and full charge-off of the security totaling $5.0 million based on a comparison of the present value of expected cash flows to the amortized cost. The bond was subsequently sold and the sale resulted in a $869 thousand gain during the fourth quarter 2023. There was no other impairment recognized within the AFS debt securities portfolio during the three months ended March 31, 2024 and March 31, 2023.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of our amortized cost basis. None of the AFS debt securities were past due as of March 31, 2024 and there was no allowance for credit losses for AFS debt securities at March 31, 2024 and December 31, 2023.
Held to maturity debt securities. Valley estimates the expected credit losses on HTM debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the HTM portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. HTM debt securities were carried net of an allowance for credit losses totaling approximately $1.1 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively.
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

The following table presents the available for sale and held to maturity debt investment securities portfolios by investment grades at March 31, 2024:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades:
AAA/AA/A Rated	$1,413,316	$607	$(154,132)	$1,259,791
BBB Rated	96,483	—	(5,234)	91,249
Not rated	111,889	—	(13,595)	98,294
Total	$1,621,688	$607	$(172,961)	$1,449,334
Held to maturity investment grades:
AAA/AA/A Rated	$3,532,999	$3,439	$(483,696)	$3,052,742
BBB Rated	6,000	—	(468)	5,532
Non-investment grade	5,269	—	(691)	4,578
Not rated	167,550	—	(13,000)	154,550
Total	$3,711,818	$3,439	$(497,855)	$3,217,402
Allowance for credit losses	1,131	—	—	1,131
Total, net of allowance for credit losses	$3,710,687	$3,439	$(497,855)	$3,216,271

The unrealized losses in the AAA/AA/A rated categories of both the AFS and HTM debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continued to be driven by the rising interest rate environment during the last 12-months. The investment securities AFS and HTM portfolio included $111.9 million and $167.6 million, respectively, of investments not rated by the rating agencies with aggregate unrealized losses of $13.6 million and $13.0 million, respectively, at March 31, 2024. The unrealized losses within non-rated AFS debt securities mostly related to several large corporate bonds negatively impacted by rising interest rates, and not changes in underlying credit. The unrealized losses within non-rated HTM debt securities mostly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.1 million with $6.5 million gross unrealized losses and several corporate debt securities that were negatively impacted by rising interest rates, and not changes in their underlying credit.
See Note 6 to the consolidated financial statements for additional information regarding our investment securities portfolio.

Loan Portfolio
The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2024	December 31, 2023
	($ in thousands)
Loans
Commercial and industrial	$9,104,193	$9,230,543
Commercial real estate:
Non-owner occupied	14,962,851	15,078,464
Multifamily (1)	8,818,263	8,860,219
Owner occupied	4,367,839	4,304,556
Total	28,148,953	28,243,239
Construction	3,556,511	3,726,808
Total commercial real estate	31,705,464	31,970,047
Residential mortgage	5,618,355	5,569,010
Consumer:
Home equity	564,083	559,152
Automobile	1,700,508	1,620,389
Other consumer	1,229,439	1,261,154
Total consumer loans	3,494,030	3,440,695
Total loans (2)	$49,922,042	$50,210,295
As a percent of total loans:
Commercial and industrial	18.2%	18.4%
Non-owner occupied	30.0	30.0
Multifamily	17.7	17.7
Owner occupied	8.7	8.6
Construction	7.1	7.4
Total Commercial real estate	63.5	63.7
Residential mortgage	11.3	11.1
Consumer loans	7.0	6.8
Total	100.0%	100.0%

(1)	Includes loans collateralized by properties that are greater than 50 percent rent regulated totaling approximately $531 million and $545 million at March 31, 2024 and December 31, 2023, respectively.
(2)	Includes net unearned discount and deferred loan fees of $71.8 million and $85.4 million at March 31, 2024 and December 31, 2023, respectively.
Total loans decreased $288.3 million, or 2.3 percent on an annualized basis, to $49.9 billion at March 31, 2024 from December 31, 2023 largely as a result of the sale of $196.5 million of commercial real estate and construction loans at par value to Bank Leumi Le-Israel B.M. (BLITA) and the sale of $93.6 million of commercial and industrial loans associated with the sale of our premium finance lending division during the first quarter 2024. During the three months ended March 31, 2024, we also transferred $34.1 million of construction loans to loans held for sale at March 31, 2024 and subsequently sold the loans at par value to BLITA in April 2024. Loans held for sale are presented separately from total loans on the consolidated statements of financial condition totaled $61.8 million and $30.6 million at March 31, 2024 and December 31, 2023, respectively.
Commercial and industrial loans decreased $126.4 million to $9.1 billion at March 31, 2024 from December 31, 2023 mostly due to the sale of the $93.6 million of loans associated with the sale of our premium finance lending division in February 2024 and the contractual run-off of premium finance loans that were retained and not sold. Our retained commercial premium finance portfolio totaled $145.7 million at March 31, 2024 and is expected to mostly run-off at their scheduled maturity dates over the next 12 months.
Commercial real estate loans (excluding construction loans) decreased $94.3 million to $28.1 billion at March 31, 2024 from December 31, 2023 largely due to the sale of $151.0 million through loan participation agreements with BLITA during March 2024. We continue to be selective in the organic loan originations mainly to existing and other well-established clients within our markets of Florida, New Jersey, New York and Manhattan. The commercial real estate loan portfolio had a combined weighted average loan to value ratio of 58 percent and debt service coverage ratio of 1.63 at March 31, 2024. Commercial real estate collateralized by office buildings totaled approximately $3.3 billion at March 31, 2024 and remained relatively unchanged as compared to December 31, 2023. Our loans collateralized by office buildings had a combined weighted average loan to value rate of 53 percent and debt service coverage ratio of 1.68 at March 31, 2024.
Construction loans decreased $170.3 million to $3.6 billion at March 31, 2024 from December 31, 2023 partly due to the sale of $45.6 million of loan participations with BLITA in March 2024, and the transfer of $34.1 million of loans to loans held for sale as of March 31, 2024. The remaining net decrease largely relates to the migration of completed projects to both internal and external permanent financing and a low level of new advances on existing projects.
Residential mortgage loans totaled $5.6 billion at March 31, 2024 and increased $49.3 million from December 31, 2023 primarily due to the continued retention of a high percentage of new loan volumes for investment rather than for sale, combined with lower prepayment activity during the first quarter 2024. New and refinanced residential mortgage loan originations totaled $115.0 million for the first quarter 2024 as compared to $117.3 million and $194.4 million for the fourth quarter 2023 and first quarter 2023, respectively. During the first quarter 2024, we retained approximately 67.3 percent of the total residential mortgage originations in our held for investment loan portfolio. The volume of primarily new home loan applications remained relatively low in the early stages of the second quarter 2024 largely due to the higher level of mortgage interest rates and this may continue to challenge our ability to grow this loan category.
Home equity loans increased by only $4.9 million to $564.1 million at March 31, 2024 compared to December 31, 2023 as new home equity loan originations remained challenged due to the unfavorable high interest rate environment.
Automobile loans increased by $80.1 million, or 19.8 percent on an annualized basis, to $1.7 billion at March 31, 2024 as compared to December 31, 2023 mainly due to a slight uptick in application volume and slower repayments as compared to the fourth quarter 2023.
Other consumer loans decreased $31.7 million to $1.2 billion at March 31, 2024 as compared to December 31, 2023 as demand and utilization of collateralized personal lines of credit slowed during the first quarter 2024.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island and Florida. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
Looking forward to second quarter 2024 and beyond, we expect to remain highly selective on new loan originations and generally supportive of compelling projects led by our high quality and tenured customer base. We will continue to focus our new origination efforts on traditional commercial and industrial, owner-occupied real estate and healthcare. For the full year ended December 31, 2024, we currently expect total loan growth in the range of zero to four percent as compared to total loans of $50.2 billion at December 31, 2023.

Non-performing Assets
NPAs include non-accrual loans, OREO, and other repossessed assets (which primarily consist of automobiles and taxi medallions) at March 31, 2024. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at lower of cost or fair value, less estimated cost to sell.
Our NPAs decreased $4.6 million to $288.8 million at March 31, 2024 as compared to December 31, 2023 mainly due to lower non-accrual construction loan balances. NPAs as a percentage of total loans and NPAs totaled 0.58 percent at both March 31, 2024 and December 31, 2023 (as shown in the table below). We believe our total NPAs has remained low as a percentage of the total loan portfolio and the level of NPAs, which is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the “Credit quality indicators” section in Note 7 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality, and we remain optimistic regarding the overall future performance of our loan portfolio. During the three months ended March 31, 2024, most of our credit trends have remained relatively stable, and the majority of our borrowers continued to demonstrate resilience despite the impact of higher borrowing costs, elevated inflation, labor costs and other factors. We continue to proactively monitor our commercial loans for potential negative trends/borrower weakness due to the current operating environment and internally risk rate them accordingly. However, management cannot provide assurance that the non-performing assets will not materially increase from the levels reported at March 31, 2024 due to the aforementioned or other factors potentially impacting our lending customers.

The following table sets forth by loan category accruing past due and non-performing assets at the dates indicated in conjunction with our asset quality ratios:

	March 31, 2024	December 31, 2023
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$6,202	$9,307
Commercial real estate	5,791	3,008
Residential mortgage	20,819	26,345
Total consumer	14,032	20,554
Total 30 to 59 days past due	46,844	59,214
60 to 89 days past due:
Commercial and industrial	2,665	5,095
Commercial real estate	3,720	1,257
Residential mortgage	5,970	8,200
Total consumer	1,834	4,715
Total 60 to 89 days past due	14,189	19,267
90 or more days past due:
Commercial and industrial	5,750	5,579
Construction	3,990	3,990
Residential mortgage	2,884	2,488
Total consumer	731	1,088
Total 90 or more days past due	13,355	13,145
Total accruing past due loans	$74,388	$91,626
Non-accrual loans:
Commercial and industrial	$102,399	$99,912
Commercial real estate	100,052	99,739
Construction	51,842	60,851
Residential mortgage	28,561	26,986
Total consumer	4,438	4,383
Total non-accrual loans	287,292	291,871
Other real estate owned (OREO)	88	71
Other repossessed assets	1,393	1,444
Total non-performing assets (NPAs)	$288,773	$293,386
Total non-accrual loans as a % of loans	0.58%	0.58%
Total NPAs as a % of loans and NPAs	0.58	0.58
Total accruing past due and non-accrual loans as a % of loans	0.72	0.76
Allowance for loan losses as a % of non-accrual loans	163.33	152.83
Loans past due 30 to 59 days decreased $12.4 million to $46.8 million at March 31, 2024 as compared to December 31, 2023 due to declines in all loan categories, except for commercial real estate which was largely comprised of two loans in this early stage delinquency category.
Loans past due 60 to 89 days decreased $5.1 million to $14.2 million at March 31, 2024 as compared to December 31, 2023 largely due to lower delinquencies across the non-commercial real estate loan categories.
Loans 90 days or more past due and still accruing interest increased $210 thousand to $13.4 million at March 31, 2024 as compared to December 31, 2023. All the loans past due 90 days or more and still accruing interest are well-secured and in the process of collection.

Non-accrual loans decreased $4.6 million to $287.3 million at March 31, 2024 as compared to $291.9 million at December 31, 2023 mainly due to lower non-accrual construction loan balances. Non-accrual construction loans decreased $9.0 million to $51.8 million at March 31, 2024 as compared to December 31, 2023 largely due to the partial loan charge-offs related to two loan relationships during the first quarter 2024. Non-accrual commercial and industrial loans increased $2.5 million to $102.4 million at March 31, 2024 as compared to December 31, 2023 mainly due to one new non-performing loan relationship totaling $13.3 million, which was largely offset by $9.5 million of partial loan charge-offs related to one taxi medallion loan relationship during the first quarter 2024.
Non-performing taxi medallion loans included in non-accrual commercial and industrial loans totaled $53.0 million at March 31, 2024 and had related reserves of $28.2 million, or 53.3 percent of such loans, within the allowance for loan losses as compared to $62.3 million of loans with related reserves of $37.7 million at December 31, 2023. Potential further declines in the market valuation of taxi medallions and the current operating environment mainly within New York City may negatively impact the performance of this portfolio.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at March 31, 2024, are well secured and largely collectible, based in part on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in each collateral valuation results in an allocation of specific reserves within our allowance for credit losses for loans.
Allowance for Credit Losses for Loans
The ACL for loans includes the allowance for loan losses and the reserve for unfunded credit commitments. Under CECL, our methodology to establish the allowance for loan losses has two basic components: (i) a collective reserve component for estimated expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve component for loans that do not share risk characteristics, consisting of collateral dependent loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit.
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

At March 31, 2024, Valley maintained the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with less emphasis on the S-3 downside and S-1 upside scenarios. The probability weightings were unchanged from December 31, 2023. At March 31, 2024, the standalone Moody's Baseline scenario, reflected a more optimistic outlook as compared at December 31, 2023 in terms of most metrics highlighted below.
At March 31, 2024, the Moody's Baseline forecast included the following specific assumptions:
•GDP expansion of approximately 1.5 percent in the second quarter 2024;
•Unemployment of 4.0 percent in the second quarter 2024 approximately 4.0 to 4.1 percent over the remainder of the forecast period ending in the first quarter 2026;
•Inflation rate at 3.2 percent in February 2024; and
•The Federal Reserve continuing to pause with the federal funds rate at 5.25 - 5.50 percent and possible cuts totaling 0.75 percent in 2024.

See more details regarding our allowance for credit losses for loans in Note 7 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
	($ in thousands)
Allowance for credit losses for loans
Beginning balance	$465,550	$462,345	$483,255
Impact of the adoption of ASU No. 2022-02 (1)	—	—	(1,368)
Beginning balance, adjusted	465,550	462,345	481,887
Loans charged-off:
Commercial and industrial	(14,293)	(10,616)	(26,047)
Commercial real estate	(1,204)	(8,814)	—
Construction	(7,594)	(1,906)	(5,698)
Residential mortgage	—	(25)	—
Total consumer	(1,809)	(1,274)	(828)
Total loans charged-off	(24,900)	(22,635)	(32,573)
Charged-off loans recovered:
Commercial and industrial	682	4,655	1,399
Commercial real estate	241	1	24
Residential mortgage	25	15	21
Total consumer	397	473	761
Total loans recovered	1,345	5,144	2,205
Total net loan charge-offs	(23,555)	(17,491)	(30,368)
Provision charged for credit losses	45,274	20,696	9,450
Ending balance	$487,269	$465,550	$460,969
Components of allowance for credit losses for loans:
Allowance for loan losses	$469,248	$446,080	$436,898
Allowance for unfunded credit commitments	18,021	19,470	24,071
Allowance for credit losses for loans	$487,269	$465,550	$460,969
Components of provision for credit losses for loans:
Provision for credit losses for loans	$46,723	$21,396	$9,979
Credit for unfunded credit commitments	(1,449)	(700)	(529)
Total provision for credit losses for loans	$45,274	$20,696	$9,450
Allowance for credit losses for loans as a % of total loans	0.98%	0.93%	0.95%

(1) Represents the opening adjustment for the adoption of ASU No. 2022-02 effective January 1, 2023.

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the periods indicated:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(13,611)	$(5,961)	$(24,648)
Commercial real estate	(963)	(8,813)	24
Construction	(7,594)	(1,906)	(5,698)
Residential mortgage	25	(10)	21
Total consumer	(1,412)	(801)	(67)
Total	$(23,555)	$(17,491)	$(30,368)
Average loans outstanding
Commercial and industrial	$9,235,707	$9,028,082	$8,754,853
Commercial real estate	28,259,701	28,182,607	26,555,421
Construction	3,693,343	3,878,601	3,780,615
Residential mortgage	5,600,135	5,585,976	5,363,421
Total consumer	3,457,705	3,364,163	3,405,061
Total	$50,246,591	$50,039,429	$47,859,371
Annualized net loan charge-offs to average loans outstanding
Commercial and industrial	0.59%	0.26%	1.13%
Commercial real estate	0.01	0.13	0.00
Construction	0.82	0.20	0.60
Residential mortgage	0.00	0.00	0.00
Total consumer	0.16	0.10	0.01
Total annualized net loan charge-offs to total average loans outstanding	0.19	0.14	0.25
Net loan charge-offs totaled $23.6 million for the first quarter 2024 as compared to $17.5 million and $30.4 million for the fourth quarter 2023 and first quarter 2023, respectively. Gross commercial and industrial loan charge-offs totaled $14.3 million for the first quarter 2024 and included (i) partial charge-offs totaling $9.5 million related to one non-performing taxi medallion loan relationship that was fully reserved for in our allowance for loan losses at December 31, 2023 and (ii) a $3.5 million of partial loan charge-offs related to one non-performing loan relationship (with allowance reserves totaling $3.3 million at December 31, 2023). Gross construction loan charge-offs totaled $7.6 million for the first quarter 2024 and related to partial charge-offs of two construction loan relationships. The two construction loan relationships had total allowance reserves of $3.2 million at December 31, 2023 prior to the first quarter 2024 partial charge-offs.
The amount of net loan charge-offs (as presented in the above table) and the low level of individual loan charge-offs for the first quarter 2024 continued to trend within management's expectations for the credit quality of the loan portfolio at March 31, 2024.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2024		December 31, 2023		March 31, 2023
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$138,593	1.52%	$133,359	1.44%	$127,992	1.42%
Commercial real estate loans:
Commercial real estate	209,355	0.74	194,820	0.69	190,420	0.70
Construction	56,492	1.59	54,778	1.47	52,912	1.42
Total commercial real estate loans	265,847	0.84	249,598	0.78	243,332	0.79
Residential mortgage loans	44,377	0.79	42,957	0.77	41,708	0.76
Consumer loans:
Home equity	2,809	0.50	3,429	0.61	4,417	0.86
Auto and other consumer	17,622	0.60	16,737	0.58	19,449	0.69
Total consumer loans	20,431	0.58	20,166	0.59	23,866	0.71
Allowance for loan losses	469,248	0.94	446,080	0.89	436,898	0.90
Allowance for unfunded credit commitments	18,021		19,470		24,071
Total allowance for credit losses for loans	$487,269		$465,550		$460,969
Allowance for credit losses for loans as a % total loans		0.98%		0.93%		0.95%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 0.98 percent at March 31, 2024 as compared to 0.93 percent and 0.95 percent at December 31, 2023 and March 31, 2023, respectively. During the first quarter 2024, the provision for credit losses for loans totaled $45.3 million as compared to $20.7 million and $9.5 million for the fourth quarter 2023 and first quarter 2023, respectively. The increased provision for credit losses for the first quarter 2024 was mainly driven by higher quantitative reserves related to criticized and classified loans within the commercial real estate, commercial and industrial, and construction loan portfolios. This increase was partially offset by lower economic forecast and other qualitative reserves at March 31, 2024 and a credit (i.e., negative provision) for unfunded credit commitments.
Our provision for credit losses could remain elevated during the remainder of 2024 due to several factors, including, but not limited to the impact of future changes in (1) our economic outlook (2) the overall performance of our loan portfolio and (3) the composition of our loan portfolio.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At both March 31, 2024 and December 31, 2023, shareholders' equity totaled approximately $6.7 billion, or 11.0 percent of total assets.
During the three months ended March 31, 2024, total shareholders’ equity increased by approximately $25.7 million primarily due to the following:
•net income of $96.3 million, and
•a $773 thousand increase attributable to the effect of our stock incentive plan, partially offset by
•cash dividends declared on common and preferred stock totaling a combined $60.9 million, and

•other comprehensive loss of $10.4 million.
Valley and the Bank are subject to the regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require Valley and the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations.
Valley is required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and a minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of March 31, 2024 and December 31, 2023, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final rule as of August 26, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and will increase 25 percent per year until fully phased-in on January 1, 2025. As of March 31, 2024, approximately $35.5 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk-based capital ratios by approximately 9 basis points.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at March 31, 2024 and December 31, 2023:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2024
Total Risk-based Capital
Valley	$5,913,519	11.88%	$5,228,135	10.50%	N/A	N/A
Valley National Bank	5,844,047	11.74	5,226,143	10.50	$4,977,279	10.00%
Common Equity Tier 1 Capital
Valley	4,652,816	9.34	3,485,424	7.00	N/A	N/A
Valley National Bank	5,442,185	10.93	3,484,095	7.00	3,235,231	6.50
Tier 1 Risk-based Capital
Valley	4,867,657	9.78	4,232,300	8.50	N/A	N/A
Valley National Bank	5,442,185	10.93	4,230,687	8.50	3,981,823	8.00
Tier 1 Leverage Capital
Valley	4,867,657	8.20	2,375,838	4.00	N/A	N/A
Valley National Bank	5,442,185	9.16	2,376,208	4.00	2,970,261	5.00
As of December 31, 2023
Total Risk-based Capital
Valley	$5,855,633	11.76%	$5,228,447	10.50%	N/A	N/A
Valley National Bank	5,794,213	11.64	5,228,403	10.50	$4,979,431	10.00%
Common Equity Tier 1 Capital
Valley	4,623,473	9.29	3,485,631	7.00	N/A	N/A
Valley National Bank	5,420,894	10.89	3,485,602	7.00	3,236,630	6.50
Tier 1 Risk-based Capital
Valley	4,838,314	9.72	4,232,552	8.50	N/A	N/A
Valley National Bank	5,420,894	10.89	4,232,517	8.50	3,983,545	8.00
Tier 1 Leverage Capital
Valley	4,838,314	8.16	2,372,129	4.00	N/A	N/A
Valley National Bank	5,420,894	9.14	2,372,322	4.00	2,965,403	5.00
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 38.9 percent for the three months ended March 31, 2024 as compared to 53.7 percent for the year ended December 31, 2023.
Cash dividends declared amounted to $0.11 per common share for each of the three months ended March 31, 2024 and 2023. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision.
Off-Balance Sheet Arrangements, Contractual Obligations and Other Matters
For a discussion of Valley’s off-balance sheet arrangements and contractual obligations see information included in Valley’s Annual Report in the MD&A section “Liquidity and Cash Requirements” and Notes 12 and 13 to the consolidated financial statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 64 for a discussion of interest rate risk.

Item 4.	Controls and Procedures
(a) Disclosure control and procedures. Valley maintains disclosure controls and procedures which, consistent with Rule 13a-15(e) under the Exchange Act are defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Valley files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to Valley’s management, including Valley’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
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
(b) Changes in internal control over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
We are a party to various claims and legal actions in the ordinary course of our business. In the opinion of management, the ultimate resolution of such claims and legal actions, either individually or in the aggregate, will not have a material adverse effect on Valley’s financial condition, results of operations, or liquidity.

Item 1A.	Risk Factors
There have been no material changes in the risk factors previously disclosed in the section titled “Risk Factors” in Part I, Item 1A of Valley’s Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2024 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2024 to January 31, 2024	5,162	$10.96	—	24,700,000
February 1, 2024 to February 28, 2024	809,361	9.01	—	24,700,000
March 1, 2024 to March 31, 2024	3,724	8.05	—	24,700,000
Total	818,247	$9.02	—

(1)Includes repurchases made in connection with the vesting of employee restricted stock awards.
(2)On April 26, 2022, Valley publicly announced a stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase expired on April 25, 2024.
On February 21, 2024, Valley publicly announced a new stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase under the new repurchase program became effective on April 26, 2024, and replaced the prior stock repurchase program, and is set to expire on April 26, 2026.

Item 5.	Other Information
a.None.
b.None.
c.None.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report filed on August 7, 2020.
	(3.2)	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 24, 2018.
(10)	Material Contracts:
	(10.1)	First Amendment to Consulting Agreement, effective as of May 1, 2023, by and between Valley National Bancorp and Alrem LLC.*
(31.1)	Certification of Ira Robbins, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(31.2)	Certification of Michael D. Hagedorn, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
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

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
May 8, 2024	Ira Robbins
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
May 8, 2024	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)