Form 10-Q
period 2024-06-30
VALLEY NATIONAL BANCORP
filed 2024-08-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 509,222,110 shares were outstanding as of August 7, 2024.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except for share data)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Cash and due from banks	$478,006	$284,090
Interest bearing deposits with banks	531,067	607,135
Investment securities:
Equity securities	69,105	64,464
Trading debt securities	3,979	3,973
Available for sale debt securities	2,212,092	1,296,576
Held to maturity debt securities (net of allowance for credit losses of $1,090 at June 30, 2024 and $1,205 at December 31, 2023)	3,650,364	3,739,208
Total investment securities	5,935,540	5,104,221
Loans held for sale (includes fair value of $11,137 at June 30, 2024 and $20,640 at December 31, 2023 for loans originated for sale)	19,887	30,640
Loans	50,311,702	50,210,295
Less: Allowance for loan losses	(519,310)	(446,080)
Net loans	49,792,392	49,764,215
Premises and equipment, net	363,038	381,081
Lease right of use assets	337,947	343,461
Bank owned life insurance	725,879	723,799
Accrued interest receivable	251,167	245,498
Goodwill	1,868,936	1,868,936
Other intangible assets, net	143,644	160,331
Other assets	1,611,471	1,421,567
Total Assets	$62,058,974	$60,934,974
Liabilities
Deposits:
Non-interest bearing	$11,117,746	$11,539,483
Interest bearing:
Savings, NOW and money market	24,711,083	24,526,622
Time	14,283,348	13,176,724
Total deposits	50,112,177	49,242,829
Short-term borrowings	63,770	917,834
Long-term borrowings	3,264,530	2,328,375
Junior subordinated debentures issued to capital trusts	57,282	57,108
Lease liabilities	398,179	403,781
Accrued expenses and other liabilities	1,425,299	1,283,656
Total Liabilities	55,321,237	54,233,583
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at June 30, 2024 and December 31, 2023)	111,590	111,590
Series B (4,000,000 shares issued at June 30, 2024 and December 31, 2023)	98,101	98,101
Common stock (no par value, authorized 650,000,000 shares; issued 509,205,014 shares at June 30, 2024 and 507,896,910 shares at December 31, 2023)	178,645	178,187
Surplus	4,995,638	4,989,989
Retained earnings	1,516,376	1,471,371
Accumulated other comprehensive loss	(162,613)	(146,456)
Treasury stock, at cost (186,983 common shares at December 31, 2023)	—	(1,391)
Total Shareholders’ Equity	6,737,737	6,701,391
Total Liabilities and Shareholders’ Equity	$62,058,974	$60,934,974
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income
Interest and fees on loans	$770,964	$715,172	$1,542,517	$1,370,398
Interest and dividends on investment securities:
Taxable	40,460	31,919	76,257	64,208
Tax-exempt	4,799	5,575	9,595	10,900
Dividends	6,341	7,517	13,169	12,702
Interest on federal funds sold and other short-term investments	10,902	27,276	20,584	49,481
Total interest income	833,466	787,459	1,662,122	1,507,689
Interest Expense
Interest on deposits:
Savings, NOW and money market	231,597	164,842	464,103	315,608
Time	160,442	125,764	311,507	206,062
Interest on short-term borrowings	691	50,208	21,303	84,156
Interest on long-term borrowings and junior subordinated debentures	39,051	26,880	69,976	46,078
Total interest expense	431,781	367,694	866,889	651,904
Net Interest Income	401,685	419,765	795,233	855,785
(Credit) provision for credit losses for available for sale and held to maturity securities	(41)	(282)	(115)	4,705
Provision for credit losses for loans	82,111	6,332	127,385	15,782
Net Interest Income After Provision for Credit Losses	319,615	413,715	667,963	835,298
Non-Interest Income
Wealth management and trust fees	13,136	11,176	31,066	20,763
Insurance commissions	3,958	3,139	6,209	5,559
Capital markets	7,779	16,967	13,449	27,859
Service charges on deposit accounts	11,212	10,542	22,461	21,018
Gains on securities transactions, net	3	217	52	595
Fees from loan servicing	2,691	2,702	5,879	5,373
Gains on sales of loans, net	884	1,240	2,502	1,729
(Losses) gains on sales of assets, net	(2)	161	3,692	285
Bank owned life insurance	4,545	2,443	7,780	5,027
Other	7,007	11,488	19,538	26,166
Total non-interest income	51,213	60,075	112,628	114,374
Non-Interest Expense
Salary and employee benefits expense	140,815	149,594	282,646	294,580
Net occupancy expense	24,252	25,949	48,575	49,205
Technology, furniture and equipment expense	35,203	32,476	70,665	68,984
FDIC insurance assessment	14,446	10,426	32,682	19,581
Amortization of other intangible assets	8,568	9,812	17,980	20,331
Professional and legal fees	17,938	21,406	34,403	38,220
Amortization of tax credit investments	5,791	5,018	11,353	9,271
Other	30,484	28,290	59,503	54,965
Total non-interest expense	277,497	282,971	557,807	555,137
Income Before Income Taxes	93,331	190,819	222,784	394,535
Income tax expense	22,907	51,759	56,080	108,924
Net Income	70,424	139,060	166,704	285,611
Dividends on preferred stock	4,108	4,030	8,227	7,904
Net Income Available to Common Shareholders	$66,316	$135,030	$158,477	$277,707

Earnings Per Common Share:
Basic	$0.13	$0.27	$0.31	$0.55
Diluted	0.13	0.27	0.31	0.55
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$70,424	$139,060	$166,704	$285,611
Other comprehensive loss, net of tax:
Unrealized losses and gains on available for sale securities
Net losses arising during the period	(5,600)	(18,051)	(15,805)	(881)
Less reclassification adjustment for net losses included in net income	8	—	8	—
Total	(5,592)	(18,051)	(15,797)	(881)
Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	—	(3,573)	—	(775)
Less reclassification adjustment for net (gains) losses included in net income	(210)	516	(432)	895
Total	(210)	(3,057)	(432)	120
Defined benefit pension and postretirement benefit plans
Amortization of actuarial net loss	37	8	72	16
Total other comprehensive loss	(5,765)	(21,100)	(16,157)	(745)
Total comprehensive income	$64,659	$117,960	$150,547	$284,866
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2024

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2023	$209,691	507,710	$178,187	$4,989,989	$1,471,371	$(146,456)	$(1,391)	$6,701,391
Net income	—	—	—	—	96,280	—	—	96,280
Other comprehensive loss, net of tax	—	—	—	—	—	(10,392)	—	(10,392)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.58 per share	—	—	—	—	(2,322)	—	—	(2,322)
Common stock, $0.11 per share	—	—	—	—	(56,794)	—	—	(56,794)
Effect of stock incentive plan, net	—	1,183	348	(966)	—	—	1,391	773
Balance - March 31, 2024	$209,691	508,893	$178,535	$4,989,023	$1,506,738	$(156,848)	$—	$6,727,139
Net income	—	—	—	—	70,424	—	—	70,424
Other comprehensive loss, net of tax	—	—	—	—	—	(5,765)	—	(5,765)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.58 per share	—	—	—	—	(2,311)	—	—	(2,311)
Common stock, $0.11 per share	—	—	—	—	(56,678)	—	—	(56,678)
Effect of stock incentive plan, net	—	312	110	6,615	—	—	—	6,725
Balance - June 30, 2024	$209,691	509,205	$178,645	$4,995,638	$1,516,376	$(162,613)	$—	$6,737,737

For the Six Months Ended June 30, 2023

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2022	$209,691	506,374	$178,185	$4,980,231	$1,218,445	$(164,002)	$(21,748)	$6,400,802
Adjustment due to the adoption of ASU 2022-02	—	—	—	—	990	—	—	990
Balance - January 1, 2023	209,691	506,374	178,185	4,980,231	1,219,435	(164,002)	(21,748)	6,401,792
Net income	—	—	—	—	146,551	—	—	146,551
Other comprehensive income, net of tax	—	—	—	—	—	20,355	—	20,355
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,077)	—	—	(2,077)
Common stock, $0.11 per share	—	—	—	—	(56,488)	—	—	(56,488)
Effect of stock incentive plan, net	—	1,061	1	(12,569)	(3,994)	—	16,057	(505)
Common stock issued	—	327	—	—	(650)	—	4,400	3,750
Balance - March 31, 2023	$209,691	507,762	$178,186	$4,967,662	$1,300,980	$(143,647)	$(1,291)	$6,511,581
Net income	—	—	—	—	139,060	—	—	139,060
Other comprehensive loss, net of tax	—	—	—	—	—	(21,100)	—	(21,100)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.56 per share	—	—	—	—	(2,233)	—	—	(2,233)
Common stock, $0.11 per share	—	—	—	—	(56,474)	—	—	(56,474)
Effect of stock incentive plan, net	—	157	1	6,845	(2)	—	1,395	8,239
Common stock repurchased	—	(300)	—	—	—	—	(2,092)	(2,092)
Balance - June 30, 2023	$209,691	507,619	$178,187	$4,974,507	$1,379,534	$(164,747)	$(1,988)	$6,575,184

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$166,704	$285,611
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,510	21,425
Stock-based compensation	15,718	16,773
Provision for credit losses	127,270	20,487
Net accretion of discounts and amortization of premium on securities and borrowings	(1,418)	(639)
Amortization of other intangible assets	17,980	20,331
Losses on available for sale and held to maturity debt securities, net	11	33
Proceeds from sales of loans held for sale at fair value	145,310	72,925
Gains on sales of loans, net	(2,502)	(1,729)
Originations of loans held for sale	(133,348)	(76,943)
Gains on sales of assets, net	(3,692)	(285)
Net change in:
Fair value of financial instruments hedged by derivative transactions	6,083	(291)
Trading debt securities	(6)	10,029
Lease right of use assets	5,506	(53,412)
Cash surrender value of bank owned life insurance	(7,748)	(5,722)
Accrued interest receivable	(5,669)	(29,312)
Other assets	(176,362)	(230,018)
Accrued expenses and other liabilities	138,165	233,419
Net cash provided by operating activities	313,512	282,682
Cash flows from investing activities:
Net loan originations and purchases	(496,413)	(3,009,649)
Equity securities:
Purchases	(4,691)	(9,662)
Sales	751	771
Held to maturity debt securities:
Purchases	(56,672)	(114,544)
Maturities, calls and principal repayments	144,552	175,492
Available for sale debt securities:
Purchases	(982,861)	(41,470)
Sales	—	17,910
Maturities, calls and principal repayments	49,102	44,534
Death benefit proceeds from bank owned life insurance	5,667	5,218
Proceeds from sales of real estate property and equipment	2,974	490
Proceeds from sales of loans not originated for sale	230,666	—
Proceeds from sale of commercial premium finance lending division	98,060	—
Purchases of real estate property and equipment	(6,378)	(49,468)
Net cash used in investing activities	(1,015,243)	(2,980,378)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Net change in deposits	$869,348	$1,982,901
Net change in short-term borrowings	(854,064)	950,170
Proceeds from issuance of long-term borrowings, net	1,000,000	1,250,000
Repayments of long-term borrowings	(65,000)	(350,000)
Cash dividends paid to preferred shareholders	(8,227)	(7,904)
Cash dividends paid to common shareholders	(114,256)	(113,611)
Purchase of common shares to treasury	(8,271)	(11,133)
Common stock issued, net	51	3,750
Other, net	(2)	(15)
Net cash provided by financing activities	819,579	3,704,158
Net change in cash and cash equivalents	117,848	1,006,462
Cash and cash equivalents at beginning of year	891,225	947,947
Cash and cash equivalents at end of period	$1,009,073	$1,954,409

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$891,336	$571,741
Federal and state income taxes	48,252	122,130
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned	$8,059	$903
Transfer of loans to loans held for sale	—	10,000
Lease right of use assets obtained in exchange for operating lease liabilities	15,429	81,727

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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at June 30, 2024 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
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
Preferred Stock Series C Issuance. On August 5, 2024, Valley issued 6.0 million shares of its Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, no par value per share, with a liquidation preference of $25 per share for aggregate consideration of $150 million. Dividends on the preferred stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 8.250% from the date of original issue to, but excluding September 30, 2029, and thereafter at a rate per annum equal to the five-year U.S. treasury rate as of the most recent dividend payment date plus 4.182 percent. Net proceeds to Valley after deducting underwriting discounts, commissions and offering expenses were $144.7 million.
In addition, Valley has granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of the preferred stock at the public offering price, less underwriting discounts and commissions, solely to cover over-allotments, if any.

Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except for share and per share data)
Net income available to common shareholders	$66,316	$135,030	$158,477	$277,707
Basic weighted average number of common shares outstanding	509,141,252	507,690,043	508,740,986	507,402,268
Plus: Common stock equivalents	1,197,250	952,982	1,696,973	1,674,035
Diluted weighted average number of common shares outstanding	510,338,502	508,643,025	510,437,959	509,076,303
Earnings per common share:
Basic	$0.13	$0.27	$0.31	$0.55
Diluted	0.13	0.27	0.31	0.55
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of RSUs and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with RSUs. Potential anti-dilutive weighted common shares totaled approximately 6.9 million and 7.2 million for the three months ended June 30, 2024 and 2023, respectively, and 6.0 million and 3.0 million for the six months ended June 30, 2024 and 2023, respectively.
Note 3. Accumulated Other Comprehensive Loss
The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
March 31, 2024	$(125,707)	$1,892	$(33,033)	$(156,848)
Other comprehensive loss before reclassification	(5,600)	—	—	(5,600)
Amounts reclassified from other comprehensive loss	8	(210)	37	(165)
Other comprehensive (loss) income, net	(5,592)	(210)	37	(5,765)
June 30, 2024	$(131,299)	$1,682	$(32,996)	$(162,613)

March 31, 2023	$(110,648)	$5,410	$(38,409)	$(143,647)
Other comprehensive loss before reclassification	(18,051)	(3,573)	—	(21,624)
Amounts reclassified from other comprehensive loss	—	516	8	524
Other comprehensive (loss) income, net	(18,051)	(3,057)	8	(21,100)
June 30, 2023	$(128,699)	$2,353	$(38,401)	$(164,747)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
December 31, 2023	$(115,502)	$2,114	$(33,068)	$(146,456)
Other comprehensive loss before reclassification	(15,805)	—	—	(15,805)
Amounts reclassified from other comprehensive loss	8	(432)	72	(352)
Other comprehensive (loss) income, net	(15,797)	(432)	72	(16,157)
June 30, 2024	$(131,299)	$1,682	$(32,996)	$(162,613)

December 31, 2022	$(127,818)	$2,233	$(38,417)	$(164,002)
Other comprehensive loss before reclassification	(881)	(775)	—	(1,656)
Amounts reclassified from other comprehensive loss	—	895	16	911
Other comprehensive (loss) income, net	(881)	120	16	(745)
June 30, 2023	$(128,699)	$2,353	$(38,401)	$(164,747)
The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2024 and 2023:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Accumulated Other Comprehensive Loss	2024	2023	2024	2023	Income Statement Line Item
	(in thousands)
Unrealized losses on AFS securities before tax	$(11)	$—	$(11)	$—	Gains on securities transactions, net
Tax effect	3	—	3	—
Total net of tax	(8)	—	(8)	—
Unrealized gains (losses) on derivatives (cash flow hedges) before tax	299	(725)	597	(1,256)	Interest income
Tax effect	(89)	209	(165)	361
Total net of tax	210	(516)	432	(895)
Defined benefit pension and postretirement benefit plans:
Amortization of actuarial net loss	(50)	(11)	(99)	(22)	*
Tax effect	13	3	27	6
Total net of tax	(37)	(8)	(72)	(16)
Total reclassifications, net of tax	$165	$(524)	$352	$(911)

*	Amortization of actuarial net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.
Note 4. New Authoritative Accounting Guidance
New Accounting Guidance Adopted in the First Quarter 2024
ASU No. 2023-02, “Investments –Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” is intended to improve the accounting and disclosures for investments in certain tax credit structures. ASU No. 2023-02 allows the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. ASU No. 2023-02 became effective on January 1, 2024 and did not have a significant impact on Valley's consolidated financial statements. Under the new guidance, Valley did not elect to apply the proportional amortization method as an accounting policy for its eligible tax credit investments and, as a result, there were no adjustments from adoption recognized in earnings on the date of adoption. See additional disclosures regarding Valley's tax credit investments in Note 14.
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
Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2024 and December 31, 2023. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	June 30, 2024	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,094	$23,094	$—	$—
Equity securities at net asset value (NAV)	12,159	—	—	—
Trading debt securities	3,979	3,979	—	—
Available for sale debt securities:
U.S. Treasury securities	286,274	286,274	—	—
U.S. government agency securities	22,766	—	22,766	—
Obligations of states and political subdivisions	188,688	—	188,688	—
Residential mortgage-backed securities	1,535,690	—	1,535,690	—
Corporate and other debt securities	178,674	—	178,674	—
Total available for sale debt securities	2,212,092	286,274	1,925,818	—
Loans held for sale (1)	11,137	—	11,137	—
Other assets (2)	514,661	—	514,661	—
Total assets	$2,777,122	$313,347	$2,451,616	$—
Liabilities
Other liabilities (2)	$531,746	$—	$531,746	$—
Total liabilities	$531,746	$—	$531,746	$—
Non-recurring fair value measurements:
Non-performing loan held for sale (3)	$8,750	$—	$8,750	$—
Collateral dependent loans	112,575	—	—	112,575
Foreclosed assets	9,666	—	—	9,666
Total	$130,991	$—	$8,750	$122,241

		Fair Value Measurements at Reporting Date Using:
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling $11.0 million and $20.1 million at June 30, 2024 and December 31, 2023, respectively.
(2)Derivative financial instruments are included in this category.
(3)Reported at lower of cost or fair value.

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
Trading debt securities. The fair value of trading debt securities, consisting of U.S. Treasury securities, are reported at fair value utilizing Level 1 inputs at June 30, 2024 and December 31, 2023. Management reviews the data and assumptions used in pricing the securities by its third-party provider to ensure the highest level of significant inputs are derived from market observable data.
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
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2024 and December 31, 2023 based on the short duration these assets were held and their credit quality.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the SOFR curve at June 30, 2024. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2024 and December 31, 2023), is determined based on the current market prices for similar instruments. The fair value of a credit default swap related to a portion of Valley's automobile loan portfolio is based on estimated discounted cash flows that incorporate market data for auto credit loss forecasts and anticipated cash outflows for the instrument's premium payments. The fair value of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2024 and December 31, 2023. See Note 12 for additional details on Valley's derivatives.
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
Non-performing loan held for sale. During the year ended December 31, 2023, Valley transferred a non-performing construction loan totaling $10.0 million, net of charge-offs, to loans held for sale. The transfer at the loan's fair value resulted in a $4.2 million charge-off to the allowance of loan losses. The fair value of the loan was determined using Level 2 inputs, including bids from a third-party broker engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a formal bidding process in which each participant was required to provide an indicative non-binding bid. Fair value was determined based on a non-binding sale agreement selected by Valley during the bidding process. During the second quarter ended June 30, 2024, an additional $1.2 million write-down was recorded to reflect the loan's current estimated fair value of $8.8 million at June 30, 2024.
Collateral dependent loans. Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all of the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At June 30, 2024, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. At June 30, 2024, collateral dependent loans with a total amortized cost of $196.2 million, including taxi medallion loans totaling $41.6 million, were reduced by specific allowance for loan losses allocations totaling $83.6 million to a reported total net carrying amount of $112.6 million.
Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of an asset occur, the asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no adjustments to the appraisals of foreclosed assets at June 30, 2024 and December 31, 2023.
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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2024 and December 31, 2023 were as follows:

	Fair Value Hierarchy	June 30, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$478,006	$478,006	$284,090	$284,090
Interest bearing deposits with banks	Level 1	531,067	531,067	607,135	607,135
Equity securities (1)	Level 3	33,852	33,852	29,031	29,031
Held to maturity debt securities:
U.S. Treasury securities	Level 1	25,861	25,579	26,232	25,978
U.S. government agency securities	Level 2	304,308	257,457	305,996	261,555
Obligations of states and political subdivisions	Level 2	393,163	366,611	405,470	387,527
Residential mortgage-backed securities	Level 2	2,804,769	2,379,255	2,885,303	2,521,926
Trust preferred securities	Level 2	37,071	29,848	37,062	30,650
Corporate and other debt securities	Level 2	86,282	81,198	80,350	74,676
Total held to maturity debt securities (2)		3,651,454	3,139,948	3,740,413	3,302,312
Net loans	Level 3	49,792,392	48,010,633	49,764,215	47,981,499
Accrued interest receivable	Level 1	251,167	251,167	245,498	245,498
FRB and FHLB stock (3)	Level 2	327,561	327,561	320,727	320,727
Financial liabilities
Deposits without stated maturities	Level 1	35,828,829	35,828,829	36,066,105	36,066,105
Deposits with stated maturities	Level 2	14,283,348	14,251,483	13,176,724	13,103,381
Short-term borrowings	Level 2	63,770	47,379	917,834	901,617
Long-term borrowings	Level 2	3,264,530	3,209,974	2,328,375	2,256,997
Junior subordinated debentures issued to capital trusts	Level 2	57,282	48,130	57,108	47,374
Accrued interest payable (4)	Level 1	135,049	135,049	159,496	159,496

(1)Represents equity securities without a readily determinable fair value, which are measured based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Total changes in the valuation of equity securities for the six months ended June 30, 2024 and for the year ended December 31, 2023 were immaterial.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.
Note 6. Investment Securities
Equity Securities
Equity securities totaled $69.1 million and $64.5 million at June 30, 2024 and December 31, 2023, respectively. See Note 5 for further details on equity securities.
Trading Debt Securities
The fair value of trading debt securities totaled $4.0 million at both June 30, 2024 and December 31, 2023. Net trading gains and losses are included in net gains and losses on securities transactions within non-interest income. The net trading gains for the three and six months ended June 30, 2024 were not material. We recorded net trading gains of $226 thousand and $628 thousand for the three and six months ended June 30, 2023, respectively.

Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of AFS debt securities at June 30, 2024 and December 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2024
U.S. Treasury securities	$316,642	$—	$(30,368)	$286,274
U.S. government agency securities	25,177	23	(2,434)	22,766
Obligations of states and political subdivisions:
Obligations of states and state agencies	50,154	—	(676)	49,478
Municipal bonds	171,552	—	(32,342)	139,210
Total obligations of states and political subdivisions	221,706	—	(33,018)	188,688
Residential mortgage-backed securities	1,625,542	1,565	(91,417)	1,535,690
Corporate and other debt securities	202,487	59	(23,872)	178,674
Total	$2,391,554	$1,647	$(181,109)	$2,212,092
December 31, 2023
U.S. Treasury securities	$313,772	$—	$(25,615)	$288,157
U.S. government agency securities	25,967	19	(2,284)	23,702
Obligations of states and political subdivisions:
Obligations of states and state agencies	48,283	—	(588)	47,695
Municipal bonds	170,260	—	(26,265)	143,995
Total obligations of states and political subdivisions	218,543	—	(26,853)	191,690
Residential mortgage-backed securities	703,875	728	(78,031)	626,572
Corporate and other debt securities	192,282	—	(25,827)	166,455
Total	$1,454,439	$747	$(158,610)	$1,296,576

Accrued interest on investments, which is excluded from the amortized cost of AFS debt securities, totaled $8.9 million and $5.9 million at June 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The age of unrealized losses and fair value of the related AFS debt securities at June 30, 2024 and December 31, 2023 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2024
U.S. Treasury securities	$—	$—	$286,274	$(30,368)	$286,274	$(30,368)
U.S. government agency securities	—	—	21,457	(2,434)	21,457	(2,434)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	6,608	(676)	6,608	(676)
Municipal bonds	—	—	139,210	(32,342)	139,210	(32,342)
Total obligations of states and political subdivisions	—	—	145,818	(33,018)	145,818	(33,018)
Residential mortgage-backed securities	543,665	(2,396)	529,338	(89,021)	1,073,003	(91,417)
Corporate and other debt securities	4,803	(197)	163,811	(23,675)	168,614	(23,872)
Total	$548,468	$(2,593)	$1,146,698	$(178,516)	$1,695,166	$(181,109)
December 31, 2023
U.S. Treasury securities	$—	$—	$288,156	$(25,615)	$288,156	$(25,615)
U.S. government agency securities	—	—	22,364	(2,284)	22,364	(2,284)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	8,276	(588)	8,276	(588)
Municipal bonds	1,019	(4)	142,976	(26,261)	143,995	(26,265)
Total obligations of states and political subdivisions	1,019	(4)	151,252	(26,849)	152,271	(26,853)
Residential mortgage-backed securities	9,010	(3)	569,629	(78,028)	578,639	(78,031)
Corporate and other debt securities	4,977	(23)	161,478	(25,804)	166,455	(25,827)
Total	$15,006	$(30)	$1,192,879	$(158,580)	$1,207,885	$(158,610)
Within the AFS debt securities portfolio, the total number of security positions in an unrealized loss position was 706 and 687 at June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, the fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.7 billion.
The contractual maturities of AFS debt securities at June 30, 2024 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2024
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$351	$349
Due after one year through five years	292,140	278,674
Due after five years through ten years	183,029	159,565
Due after ten years	290,492	237,814
Residential mortgage-backed securities	1,625,542	1,535,690
Total	$2,391,554	$2,212,092
Actual maturities of AFS debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted average remaining expected life for residential mortgage-backed securities AFS was 6.73 years at June 30, 2024.
Impairment Analysis of Available For Sale Debt Securities
Valley's AFS debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These types of securities may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers.
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley also evaluated AFS debt securities that were in an unrealized loss position as of June 30, 2024 included in the tables above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, there was no impairment recognized during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in both a provision for credit losses and full charge-off of the security totaling $5.0 million based on a comparison of the present value of expected cash flows to the amortized cost. The bond was subsequently sold and the sale resulted in a $869 thousand gain during the fourth quarter 2023.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of their amortized cost basis. None of the AFS debt securities were past due as of June 30, 2024. As a result, there was no allowance for credit losses for AFS debt securities at June 30, 2024, December 31, 2023 and June 30, 2023.

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of debt securities held to maturity at June 30, 2024 and December 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
June 30, 2024
U.S. Treasury securities	$25,861	$—	$(282)	$25,579	$—	$25,861
U.S. government agency securities	304,308	—	(46,851)	257,457	—	304,308
Obligations of states and political subdivisions:
Obligations of states and state agencies	84,910	—	(5,303)	79,607	382	84,528
Municipal bonds	308,253	3	(21,252)	287,004	52	308,201
Total obligations of states and political subdivisions	393,163	3	(26,555)	366,611	434	392,729
Residential mortgage-backed securities	2,804,769	2,008	(427,522)	2,379,255	—	2,804,769
Trust preferred securities	37,071	—	(7,223)	29,848	445	36,626
Corporate and other debt securities	86,282	—	(5,084)	81,198	211	86,071
Total	$3,651,454	$2,011	$(513,517)	$3,139,948	$1,090	$3,650,364
December 31, 2023
U.S. Treasury securities	$26,232	$—	$(254)	$25,978	$—	$26,232
U.S. government agency securities	305,996	—	(44,441)	261,555	—	305,996
Obligations of states and political subdivisions:
Obligations of states and state agencies	88,556	552	(4,155)	84,953	395	88,161
Municipal bonds	316,914	40	(14,380)	302,574	49	316,865
Total obligations of states and political subdivisions	405,470	592	(18,535)	387,527	444	405,026
Residential mortgage-backed securities	2,885,303	6,059	(369,436)	2,521,926	—	2,885,303
Trust preferred securities	37,062	—	(6,412)	30,650	506	36,556
Corporate and other debt securities	80,350	—	(5,674)	74,676	255	80,095
Total	$3,740,413	$6,651	$(444,752)	$3,302,312	$1,205	$3,739,208
Accrued interest on investments, which is excluded from the amortized cost of HTM debt securities, totaled $13.7 million and $13.9 million at June 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. HTM debt securities are carried net of an allowance for credit losses.

The age of unrealized losses and fair value of related debt securities held to maturity at June 30, 2024 and December 31, 2023 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2024
U.S. Treasury securities	$—	$—	$25,578	$(282)	$25,578	$(282)
U.S. government agency securities	41,012	(95)	215,334	(46,756)	256,346	(46,851)
Obligations of states and political subdivisions:
Obligations of states and state agencies	23,423	(560)	55,433	(4,743)	78,856	(5,303)
Municipal bonds	47,542	(990)	207,639	(20,262)	255,181	(21,252)
Total obligations of states and political subdivisions	70,965	(1,550)	263,072	(25,005)	334,037	(26,555)
Residential mortgage-backed securities	155,245	(950)	2,042,485	(426,572)	2,197,730	(427,522)
Trust preferred securities	951	(49)	28,897	(7,174)	29,848	(7,223)
Corporate and other debt securities	18,858	(142)	62,340	(4,942)	81,198	(5,084)
Total	$287,031	$(2,786)	$2,637,706	$(510,731)	$2,924,737	$(513,517)
December 31, 2023
U.S. Treasury securities	$—	$—	$25,978	$(254)	$25,978	$(254)
U.S. government agency securities	43,664	(151)	216,759	(44,290)	260,423	(44,441)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,700	(102)	48,149	(4,053)	58,849	(4,155)
Municipal bonds	11,958	(121)	207,520	(14,259)	219,478	(14,380)
Total obligations of states and political subdivisions	22,658	(223)	255,669	(18,312)	278,327	(18,535)
Residential mortgage-backed securities	57,085	(505)	2,164,704	(368,931)	2,221,789	(369,436)
Trust preferred securities	938	(63)	29,712	(6,349)	30,650	(6,412)
Corporate and other debt securities	12,575	(426)	59,102	(5,248)	71,677	(5,674)
Total	$136,920	$(1,368)	$2,751,924	$(443,384)	$2,888,844	$(444,752)
Within the HTM securities portfolio, the total number of security positions in an unrealized loss position was 816 and 762 at June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, the fair value of debt securities HTM that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $2.7 billion.

The contractual maturities of investments in HTM debt securities at June 30, 2024 are set forth in the table below. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	June 30, 2024
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$26,489	$26,345
Due after one year through five years	109,365	106,796
Due after five years through ten years	165,751	154,096
Due after ten years	545,080	473,456
Residential mortgage-backed securities	2,804,769	2,379,255
Total	$3,651,454	$3,139,948
Actual maturities of HTM debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.
The weighted-average remaining expected life for residential mortgage-backed securities HTM was 9.45 years at June 30, 2024.

Credit Quality Indicators
Valley monitors the credit quality of the HTM debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of HTM debt securities by external credit rating at June 30, 2024 and December 31, 2023.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
June 30, 2024
U.S. Treasury securities	$25,861	$—	$—	$—	$25,861
U.S. government agency securities	304,308	—	—	—	304,308
Obligations of states and political subdivisions:
Obligations of states and state agencies	63,002	—	5,248	16,660	84,910
Municipal bonds	280,002	—	—	28,251	308,253
Total obligations of states and political subdivisions	343,004	—	5,248	44,911	393,163
Residential mortgage-backed securities	2,804,769	—	—	—	2,804,769
Trust preferred securities	—	—	—	37,071	37,071
Corporate and other debt securities	—	6,000	—	80,282	86,282
Total	$3,477,942	$6,000	$5,248	$162,264	$3,651,454
December 31, 2023
U.S. Treasury securities	$26,232	$—	$—	$—	$26,232
U.S. government agency securities	305,996	—	—	—	305,996
Obligations of states and political subdivisions:
Obligations of states and state agencies	66,502	—	5,330	16,724	88,556
Municipal bonds	283,441	—	—	33,473	316,914
Total obligations of states and political subdivisions	349,943	—	5,330	50,197	405,470
Residential mortgage-backed securities	2,885,303	—	—	—	2,885,303
Trust preferred securities		—	—	37,062	37,062
Corporate and other debt securities	—	6,000	—	74,350	80,350
Total	$3,567,474	$6,000	$5,330	$161,609	$3,740,413
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At June 30, 2024, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the “non-rated” category included municipal bonds secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.
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

The following table details the activity in the allowance for credit losses for HTM securities for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Beginning balance	$1,131	$1,633	$1,205	$1,646
Credit for credit losses	(41)	(282)	(115)	(295)
Ending balance	$1,090	$1,351	$1,090	$1,351
Note 7. Loans and Allowance for Credit Losses for Loans
The detail of the loan portfolio as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Loans:
Commercial and industrial	$9,479,147	$9,230,543
Commercial real estate:
Commercial real estate	28,223,123	28,243,239
Construction	3,545,723	3,726,808
Total commercial real estate loans	31,768,846	31,970,047
Residential mortgage	5,627,113	5,569,010
Consumer:
Home equity	566,467	559,152
Automobile	1,762,852	1,620,389
Other consumer	1,107,277	1,261,154
Total consumer loans	3,436,596	3,440,695
Total loans	$50,311,702	$50,210,295
Total loans include net unearned discounts and deferred loan fees of $61.6 million and $85.4 million at June 30, 2024 and December 31, 2023, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $224.3 million and $222.2 million at June 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
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
In February 2024, Valley completed the sale of its commercial premium finance lending business for $96.8 million. This asset sale included $95.5 million of assets, mainly consisting of $93.6 million of loans, and $2.8 million of related liabilities. The transaction generated a $3.6 million net gain for the first quarter 2024. Valley continues to hold certain commercial premium finance loans totaling $67.5 million at June 30, 2024 which are mostly expected to run-off at their scheduled maturity dates.
There were no other sales or transfers of loans from the held for investment portfolio during the three and six months ended June 30, 2024 and June 30, 2023.
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
Credit Quality
The following table presents past due, current and non-accrual loans without an allowance for loan losses by loan portfolio class at June 30, 2024 and December 31, 2023:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
June 30, 2024
Commercial and industrial	$5,086	$1,621	$2,739	$102,942	$112,388	$9,366,759	$9,479,147	$18,588
Commercial real estate:
Commercial real estate	1,879	—	4,242	123,011	129,132	28,093,991	28,223,123	93,213
Construction	—	—	3,990	45,380	49,370	3,496,353	3,545,723	25,192
Total commercial real estate loans	1,879	—	8,232	168,391	178,502	31,590,344	31,768,846	118,405
Residential mortgage	17,389	6,632	2,609	28,322	54,952	5,572,161	5,627,113	18,395
Consumer loans:
Home equity	693	698	—	3,402	4,793	561,674	566,467	316
Automobile	7,680	1,301	606	189	9,776	1,753,076	1,762,852	—
Other consumer	13,266	1,672	292	33	15,263	1,092,014	1,107,277	—
Total consumer loans	21,639	3,671	898	3,624	29,832	3,406,764	3,436,596	316
Total	$45,993	$11,924	$14,478	$303,279	$375,674	$49,936,028	$50,311,702	$155,704

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2023
Commercial and industrial	$9,307	$5,095	$5,579	$99,912	$119,893	$9,110,650	$9,230,543	$6,594
Commercial real estate:
Commercial real estate	3,008	1,257	—	99,739	104,004	28,139,235	28,243,239	81,282
Construction	—	—	3,990	60,851	64,841	3,661,967	3,726,808	12,007
Total commercial real estate loans	3,008	1,257	3,990	160,590	168,845	31,801,202	31,970,047	93,289
Residential mortgage	26,345	8,200	2,488	26,986	64,019	5,504,991	5,569,010	14,654
Consumer loans:
Home equity	1,687	613	—	3,539	5,839	553,313	559,152	—
Automobile	11,850	1,855	576	212	14,493	1,605,896	1,620,389	—
Other consumer	7,017	2,247	512	632	10,408	1,250,746	1,261,154	589
Total consumer loans	20,554	4,715	1,088	4,383	30,740	3,409,955	3,440,695	589
Total	$59,214	$19,267	$13,145	$291,871	$383,497	$49,826,798	$50,210,295	$115,126
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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at June 30, 2024 and December 31, 2023, as well as the gross loan charge-offs by year of origination for the six months ended June 30, 2024 and for the year ended December 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$935,588	$1,082,487	$836,514	$628,483	$312,509	$605,263	$4,569,348	$10,703	$8,980,895
Special Mention	1,569	19,089	68,632	12,424	345	12,956	84,912	487	200,414
Substandard	3,640	47,951	6,118	5,859	3,494	7,633	136,764	19,181	230,640
Doubtful	25,510	6,004	15	928	655	27,958	6,128	—	67,198
Total commercial and industrial	$966,307	$1,155,531	$911,279	$647,694	$317,003	$653,810	$4,797,152	$30,371	$9,479,147
Commercial real estate
Risk Rating:
Pass	$968,014	$3,659,695	$6,091,432	$4,424,016	$2,588,616	$7,029,002	$846,354	$121,498	$25,728,627
Special Mention	14,118	268,022	229,614	170,904	73,508	352,075	14,721	—	1,122,962
Substandard	24,805	187,914	248,842	268,394	232,927	406,610	2,042	—	1,371,534
Total commercial real estate	$1,006,937	$4,115,631	$6,569,888	$4,863,314	$2,895,051	$7,787,687	$863,117	$121,498	$28,223,123
Construction
Risk Rating:
Pass	$334,093	$794,473	$594,972	$169,683	$22,469	$45,294	$1,366,676	$62,442	$3,390,102
Special Mention	9,051	—	—	—	—	—	19,767	—	28,818
Substandard	—	6,748	—	8,933	—	—	78,985	—	94,666
Doubtful	—	—	12,955	—	7,272	11,910	—	—	32,137
Total construction	$343,144	$801,221	$607,927	$178,616	$29,741	$57,204	$1,465,428	$62,442	$3,545,723
Gross loan charge-offs	$—	$2,106	$3,177	$21,351	$11,061	$17,219	$3,930	$1,324	$60,168

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,494,417	$1,047,513	$765,335	$377,047	$211,504	$523,430	$4,382,361	$29,798	$8,831,405
Special Mention	70,807	73,423	15,296	358	1,870	915	99,981	139	262,789
Substandard	3,100	1,837	2,629	1,714	1,221	5,900	29,569	4,225	50,195
Doubtful	11,658	595	1,166	(22)	2,653	57,817	12,287	—	86,154
Total commercial and industrial	$1,579,982	$1,123,368	$784,426	$379,097	$217,248	$588,062	$4,524,198	$34,162	$9,230,543
Commercial real estate
Risk Rating:
Pass	$4,088,835	$6,630,322	$4,791,190	$2,789,275	$2,329,385	$5,385,809	$618,056	$104,839	$26,737,711
Special Mention	125,296	82,917	248,900	184,720	69,949	358,059	26	183	1,070,050
Substandard	58,115	25,709	12,122	48,506	70,439	214,095	4,415	2,077	435,478
Total commercial real estate	$4,272,246	$6,738,948	$5,052,212	$3,022,501	$2,469,773	$5,957,963	$622,497	$107,099	$28,243,239
Construction
Risk Rating:
Pass	$753,759	$655,198	$267,336	$10,318	$40,584	$43,560	$1,762,890	$139,599	$3,673,244
Substandard	6,721	—	9,276	—	—	17,668	—	—	33,665
Doubtful	—	19,899	—	—	—	—	—	—	19,899
Total construction	$760,480	$675,097	$276,612	$10,318	$40,584	$61,228	$1,762,890	$139,599	$3,726,808
Gross loan charge-offs	$307	$12,919	$28,438	$6,946	$5,031	$13,446	$3,729	$145	$70,961

For residential mortgages, home equity, automobile and other consumer loan portfolio classes, Valley evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of June 30, 2024 and December 31, 2023, as well as the gross loan charge-offs by year of origination for the six months ended June 30, 2024 and for the year ended December 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$210,754	$450,310	$1,295,317	$1,478,365	$513,072	$1,583,270	$78,117	$1,772	$5,610,977
90 days or more past due	—	—	2,864	1,164	1,141	10,967	—	—	16,136
Total residential mortgage	$210,754	$450,310	$1,298,181	$1,479,529	$514,213	$1,594,237	$78,117	$1,772	$5,627,113
Consumer loans
Home equity
Performing	$9,088	$33,421	$41,705	$10,895	$3,690	$52,290	$403,918	$10,492	$565,499
90 days or more past due	—	—	51	13	—	859	—	45	968
Total home equity	9,088	33,421	41,756	10,908	3,690	53,149	403,918	10,537	566,467
Automobile
Performing	$442,959	$416,685	$448,353	$280,337	$88,898	$84,848	$—	$—	$1,762,080
90 days or more past due	—	301	169	99	23	180	—	—	772
Total automobile	442,959	416,986	448,522	280,436	88,921	85,028	—	—	1,762,852
Other consumer
Performing	$11,919	$28,714	$18,284	$2,262	$1,153	$61,730	$948,227	$34,875	$1,107,164
90 days or more past due	—	11	61	—	—	38	—	3	113
Total other consumer	11,919	28,725	18,345	2,262	1,153	61,768	948,227	34,878	1,107,277
Total consumer	$463,966	$479,132	$508,623	$293,606	$93,764	$199,945	$1,352,145	$45,415	$3,436,596
Gross loan charge-offs	$45	$638	$968	$430	$347	$615	$—	$28	$3,071

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$467,178	$1,304,026	$1,505,133	$538,853	$435,669	$1,244,986	$57,052	$1,771	$5,554,668
90 days or more past due	—	1,968	1,681	1,357	3,391	5,945	—	—	14,342
Total residential mortgage	$467,178	$1,305,994	$1,506,814	$540,210	$439,060	$1,250,931	$57,052	$1,771	$5,569,010
Consumer loans
Home equity
Performing	$40,599	$44,893	$14,948	$4,096	$4,850	$46,274	$396,960	$4,608	$557,228
90 days or more past due	—	51	13	—	—	1,132	—	728	1,924
Total home equity	40,599	44,944	14,961	4,096	4,850	47,406	396,960	5,336	559,152
Automobile
Performing	$468,152	$531,728	$356,144	$121,658	$86,147	$34,504	$20,227	$763	$1,619,323
90 days or more past due	90	284	54	92	237	309	—	—	1,066
Total automobile	468,242	532,012	356,198	121,750	86,384	34,813	20,227	763	1,620,389
Other consumer
Performing	$32,662	$20,376	$2,986	$1,722	$10,381	$52,659	$1,120,863	$18,655	$1,260,304
90 days or more past due	10	79	—	—	—	628	—	133	850
Total other consumer	32,672	20,455	2,986	1,722	10,381	53,287	1,120,863	18,788	1,261,154
Total consumer	$541,513	$597,411	$374,145	$127,568	$101,615	$135,506	$1,538,050	$24,887	$3,440,695
Gross loan charge-offs	$296	$903	$357	$232	$752	$1,921	$31	$—	$4,492
Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties.

The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty at June 30, 2024 that were modified during the three and six months ended June 30, 2024 and 2023, disaggregated by class of financing receivable and type of modification.

	Term extension	Term extension and interest rate reduction	Total	% of Total Loan Class
	($ in thousands)
Three Months Ended June 30, 2024
Commercial and industrial	$45,807	$—	$45,807	0.48%
Commercial real estate	180	—	180	—
Residential mortgage	898	—	898	0.02
Total	$46,885	$—	$46,885	0.09%
Three Months Ended June 30, 2023
Commercial and industrial	$37,762	$1,482	$39,244	0.42%
Commercial real estate	3,512	3,754	7,266	0.03
Residential mortgage	578	—	578	0.01
Total	$41,852	$5,236	$47,088	0.10%
Six Months Ended June 30, 2024
Commercial and industrial	$79,953	$138	$80,091	0.84%
Commercial real estate	224	16,221	16,445	0.06
Residential mortgage	898	—	898	0.02
Total	$81,075	$16,359	$97,434	0.19%
Six Months Ended June 30, 2023
Commercial and industrial	$39,033	$2,003	$41,036	0.44%
Commercial real estate	49,617	3,754	53,371	0.19
Residential mortgage	790	—	790	0.01
Other consumer	53	—	53	—
Total	$89,493	$5,757	$95,250	0.19%

The following tables describe the types of modifications made to borrowers experiencing financial difficulty.

Types of Modifications
Three and Six months ended June 30, 2024
Commercial and industrial	3 to 24 month term extensions
24 month term extensions combined with a reduction in interest rate from 2.10 percent to 1.00 percent
Commercial real estate	2 to 36 month term extensions
12 to 18 month term extensions combined with a reduction in interest rate from 8.06 percent to 7.00 percent
Residential mortgage	50 month term extensions
Home equity	120 month term extension
Three and Six months ended June 30, 2023
Commercial and industrial	12 month term extensions
12 month term extensions combined with a reduction in interest rate from 9.38 percent to 6.50 percent
Commercial real estate	6 - 36 month term extensions
9 month term extension combined with a reduction in interest rate from 8.75 percent to 6.00 percent
Residential mortgage	12 month term extensions
Consumer	60 month term extensions
Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the aging analysis of loans that have been modified within the previous 12 months.

	At June 30, 2024
	Current	30-89 Days Past Due	90 Days or More Past Due *	Total
	($ in thousands)
Commercial and industrial	$92,728	$96	$—	$92,824
Commercial real estate	99,970	—	2,153	102,123
Residential mortgage	—	—	898	898
Home equity	30	—	—	30
Total	$192,728	$96	$3,051	$195,875

*    All loan balances in this delinquency category were non-accrual loans at June 30, 2024.
Valley did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three and six months ended June 30, 2024 and 2023.
Loans in process of foreclosure. During the three months ended June 30, 2024, two commercial properties were transferred to OREO at the lower of cost or fair value totaling $8.1 million at June 30, 2024. The balance of OREO was not material at December 31, 2023. There were no foreclosed residential real estate properties included in OREO at June 30, 2024 and December 31, 2023. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.5 million and $1.6 million at June 30, 2024 and December 31, 2023, respectively.
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
The following table presents collateral dependent loans by class as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$125,186	$96,827
Commercial real estate	153,503	98,785
Construction	42,151	46,634
Total commercial real estate loans	195,654	145,419
Residential mortgage	18,721	21,843
Home equity	316	—
Consumer	—	589
Total	$339,877	$264,678

*    Includes non-accrual loans collateralized by taxi medallions totaling $52.6 million and $62.3 million at June 30, 2024 and December 31, 2023, respectively.
Allowance for Credit Losses for Loans
The allowance for credit losses for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments.
The following table summarizes the ACL for loans at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$519,310	$446,080
Allowance for unfunded credit commitments	13,231	19,470
Total allowance for credit losses for loans	$532,541	$465,550
The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$86,901	$8,159	$133,624	$18,138
Credit for unfunded credit commitments	(4,790)	(1,827)	(6,239)	(2,356)
Total provision for credit losses for loans	$82,111	$6,332	$127,385	$15,782

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2024 and 2023:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended June 30, 2024
Allowance for loan losses:
Beginning balance	$138,593	$265,847	$44,377	$20,431	$469,248
Loans charged-off	(14,721)	(22,356)	—	(1,262)	(38,339)
Charged-off loans recovered	742	150	5	603	1,500
Net (charge-offs) recoveries	(13,979)	(22,206)	5	(659)	(36,839)
Provision for loan losses	24,629	57,452	3,315	1,505	86,901
Ending balance	$149,243	$301,093	$47,697	$21,277	$519,310
Three Months Ended June 30, 2023
Allowance for loan losses:
Beginning balance	$127,992	$243,332	$41,708	$23,866	$436,898
Loans charged-off	(3,865)	(6,273)	(149)	(1,040)	(11,327)
Charged-off loans recovered	2,173	4	135	390	2,702
Net charge-offs	(1,692)	(6,269)	(14)	(650)	(8,625)
Provision for loan losses	1,945	2,632	2,459	1,123	8,159
Ending balance	$128,245	$239,695	$44,153	$24,339	$436,432

Six Months Ended June 30, 2024
Allowance for loan losses:
Beginning balance	$133,359	$249,598	$42,957	$20,166	$446,080
Loans charged-off	(29,014)	(31,154)	—	(3,071)	(63,239)
Charged-off loans recovered	1,424	391	30	1,000	2,845
Net (charge-offs) recoveries	(27,590)	(30,763)	30	(2,071)	(60,394)
Provision for loan losses	43,474	82,258	4,710	3,182	133,624
Ending balance	$149,243	$301,093	$47,697	$21,277	$519,310
Six Months Ended June 30, 2023
Allowance for loan losses:
Beginning balance	$139,941	$259,408	$39,020	$20,286	$458,655
Impact of the adoption of ASU No. 2022-02	(739)	(589)	(12)	(28)	(1,368)
Beginning balance, adjusted	139,202	258,819	39,008	20,258	457,287
Loans charged-off	(29,912)	(11,971)	(149)	(1,868)	(43,900)
Charged-off loans recovered	3,572	28	156	1,151	4,907
Net (charge-offs) recoveries	(26,340)	(11,943)	7	(717)	(38,993)
Provision (credit) for loan losses	15,383	(7,181)	5,138	4,798	18,138
Ending balance	$128,245	$239,695	$44,153	$24,339	$436,432

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at June 30, 2024 and December 31, 2023.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
June 30, 2024
Allowance for loan losses:
Individually evaluated for credit losses	$50,494	$33,096	$29	$—	$83,619
Collectively evaluated for credit losses	98,749	267,997	47,668	21,277	435,691
Total	$149,243	$301,093	$47,697	$21,277	$519,310
Loans:
Individually evaluated for credit losses	$125,186	$195,654	$18,721	$316	$339,877
Collectively evaluated for credit losses	9,353,961	31,573,192	5,608,392	3,436,280	49,971,825
Total	$9,479,147	$31,768,846	$5,627,113	$3,436,596	$50,311,702
December 31, 2023
Allowance for loan losses:
Individually evaluated for credit losses	$55,993	$17,987	$235	$—	$74,215
Collectively evaluated for credit losses	77,366	231,611	42,722	20,166	371,865
Total	$133,359	$249,598	$42,957	$20,166	$446,080
Loans:
Individually evaluated for credit losses	$96,827	$145,419	$21,843	$589	$264,678
Collectively evaluated for credit losses	9,133,716	31,824,628	5,547,167	3,440,106	49,945,617
Total	$9,230,543	$31,970,047	$5,569,010	$3,440,695	$50,210,295
Note 8. Goodwill and Other Intangible Assets
The carrying amounts of goodwill allocated to Valley's reporting units at both June 30, 2024 and December 31, 2023, were as follows:

Reporting Unit *
Wealth Management	Consumer Banking	Commercial Banking	Total
(in thousands)
$78,142	$349,646	$1,441,148	$1,868,936

*    The Wealth Management and Consumer Banking reporting units are both components of the overall Consumer Banking operating segment, which is further described in Note 15.
During the second quarter 2024, Valley performed the annual goodwill impairment test at its normal assessment date. The results of the 2024 annual impairment test resulted in no impairment of goodwill. During the six months ended June 30, 2024, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and six months ended June 30, 2024 and 2023.

The following table summarizes other intangible assets as of June 30, 2024 and December 31, 2023:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
June 30, 2024
Loan servicing rights	$123,879	$(102,812)	$21,067
Core deposits	215,620	(125,951)	89,669
Other	50,393	(17,485)	32,908
Total other intangible assets	$389,892	$(246,248)	$143,644
December 31, 2023
Loan servicing rights	$122,586	$(100,636)	$21,950
Core deposits	215,620	(113,183)	102,437
Other	50,393	(14,449)	35,944
Total other intangible assets	$388,599	$(228,268)	$160,331
Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no impairment of loan servicing rights recognized during the three and six months ended June 30, 2024 and 2023.
Core deposits are amortized using an accelerated method over a period of 10.0 years. The line item labeled “Other” included in the table above primarily consists of customer lists, certain financial asset servicing contracts and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 13.5 years.
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. There was no impairment of core deposits and other intangibles recognized during the three and six months ended June 30, 2024 and 2023.
The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2024 through 2028:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2024	$1,370	$12,129	$2,915
2025	2,541	21,048	5,380
2026	2,249	17,223	4,805
2027	1,969	13,544	4,205
2028	1,722	10,117	3,633
Valley recognized amortization expense on other intangible assets totaling approximately $8.6 million and $9.8 million for the three months ended June 30, 2024 and 2023, respectively, and $18.0 million and $20.3 million for the six months ended June 30, 2024 and 2023, respectively.

Note 9. Deposits
Included in time deposits are certificates of deposit over $250 thousand totaling $2.1 billion and $2.6 billion at June 30, 2024 and December 31, 2023, respectively. Interest expense on time deposits of over $250 thousand totaled $23.3 million and $5.1 million for the three months ended June 30, 2024 and 2023, respectively, and $48.1 million and $7.5 million for the six months ended June 30, 2024 and 2023, respectively.
The scheduled maturities of time deposits as of June 30, 2024 were as follows:

Year	Amount
(in thousands)
2024	$8,341,448
2025	4,379,106
2026	692,650
2027	814,424
2028	22,111
Thereafter	33,609
Total time deposits	$14,283,348
Note 10. Borrowed Funds
Short-Term Borrowings
Short-term borrowings at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
FHLB advances	$—	$850,000
Securities sold under agreements to repurchase	63,770	67,834
Total short-term borrowings	$63,770	$917,834
The weighted average interest rate for short-term FHLB advances was 5.62 percent at December 31, 2023.
Long-Term Borrowings
Long-term borrowings at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
FHLB advances, net (1)	$2,624,911	$1,690,013
Subordinated debt, net (2)	639,619	638,362
Total long-term borrowings	$3,264,530	$2,328,375

(1)	FHLB advances are presented net of unamortized premiums totaling $107 thousand and $209 thousand at June 30, 2024 and December 31, 2023, respectively.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $4.4 million and $5.2 million at June 30, 2024 and December 31, 2023, respectively.
FHLB advances. Long-term FHLB advances had a weighted average interest rate of 4.10 percent and 3.75 percent at June 30, 2024 and December 31, 2023, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at June 30, 2024 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2024	$100,000
2025	273,000
2026	601,804
2027	925,000
2028	475,000
Thereafter	250,000
Total long-term FHLB advances	$2,624,804
The FHLB advances reported in the table above are not callable for early redemption.
Subordinated debt. There were no new issuances of subordinated debt during the six months ended June 30, 2024. See Note 10 in Valley’s Annual Report for additional information on the outstanding subordinated debt at June 30, 2024.
Note 11. Stock–Based Compensation
Valley maintains an incentive compensation plan to provide additional long-term incentives to employees, directors and officers whose contributions are essential to the continued growth and success of Valley. Under the plan, Valley may issue awards to its officers, employees and non-employee directors in amounts up to 14.5 million, subject to certain adjustments. As of June 30, 2024, 9.3 million shares of common stock were available for issuance under the plan.
RSUs are awarded as performance-based RSUs and time-based RSUs. The performance-based RSU awards are granted to certain officers and include RSUs subject to vesting conditions based upon certain levels of growth in Valley's tangible book value per share, plus dividends; and RSUs subject to vesting conditions based upon Valley's total shareholder return as compared to its peer group.
The table below summarizes RSU awards granted and average grant date fair values for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Award shares granted:
Performance-based RSUs	—	—	958	723
Time-based RSUs	193	178	2,987	1,731
Average grant date fair value per share:
Performance-based RSUs	$—	$—	$7.88	$12.80
Time-based RSUs	$7.68	$8.35	$8.46	$11.55
Stock award fair values are expensed over the shorter of the vesting or required service period. Valley recorded total stock-based compensation expense of approximately $7.6 million and $8.7 million for the three months ended June 30, 2024 and 2023, respectively, and $15.7 million and $16.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $47.4 million. This expense will be recognized over an average remaining vesting period of approximately 2.0 years. See Note 12 in Valley’s Annual Report for additional information on the stock-based compensation awards.
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
During the second quarter 2024, Valley entered into nine forward-starting interest rate swap agreements with notional amounts totaling $404.3 million to hedge the changes in fair value of certain fixed rate brokered time deposits. Commencing in January and February 2025, Valley will receive fixed rate amounts ranging from approximately 4.12 percent to 4.65 percent, in exchange for variable-rate payments based on the Floating SOFR Overnight Indexed Swap (OIS) compound rate. The swaps have expiration dates ranging from April 2026 to May 2027.
Non-designated Hedges. Derivatives not designated as hedges may be used to manage Valley’s exposure to interest rate movements or to provide a service to customers but do not meet the requirements for hedge accounting under GAAP. Derivatives not designated as hedges are not entered into for speculative purposes. Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third- party, such that Valley minimizes its net risk exposure resulting from such transactions. As these interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At June 30, 2024, Valley had 49 credit swaps with an aggregate notional amount of $605.4 million related to risk participation agreements.
At June 30, 2024, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the Constant Maturity Swap rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month Term SOFR rate and, therefore, provide an effective economic hedge.
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
During June 2024, Valley entered into a credit default swap related to $1.5 billion of its $1.8 billion automobile loan portfolio at June 30, 2024 primarily to enhance the risk profile of these assets for regulatory capital purposes. The credit default swap is a freestanding contract measured at fair value with resulting gains or losses recognized in non-interest expense. The fair value of the credit default swap upon initial recognition was zero at June 30, 2024. Valley recorded approximately $400 thousand of transaction costs and $1.1 million of premium expense in other expense during the second quarter 2024 related to the credit default swap.
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	June 30, 2024			December 31, 2023
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedge interest rate swaps	$3,212	$20,982	$1,204,296	$—	$21,460	$800,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$498,938	$498,676	$16,233,160	$458,129	$457,885	$16,282,279
Foreign currency derivatives	12,466	11,845	1,939,866	8,024	8,286	1,557,167
Mortgage banking derivatives	45	243	58,378	74	472	38,797
Credit default swap	—	—	1,501,038	—	—	—
Total derivatives not designated as hedging instruments	$511,449	$510,764	$19,732,442	$466,227	$466,643	$17,878,243
Total derivative financial instruments	$514,661	$531,746	$20,936,738	$466,227	$488,103	$18,678,243

* Other derivative contracts include risk participation agreements.
Gains (losses) included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Amount of gain (loss) reclassified from accumulated other comprehensive loss to interest income	$299	$(725)	$597	$(1,256)
Amount of loss recognized in other comprehensive loss	—	(4,991)	—	(1,093)
The accumulated after-tax gains related to effective cash flow hedges included in accumulated other comprehensive loss were $1.7 million and $2.1 million at June 30, 2024 and December 31, 2023, respectively.

Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest income. The reclassification amount for the three and six months ended June 30, 2024 represents amortization of a gain recognized from the termination of six interest rate swaps during the second quarter 2023. Valley estimates that $1.2 million (before tax) will be reclassified as an increase to interest income over the next 12 months.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Derivative - interest rate swap:
Interest income	$676	$—	$5,555	$—
Interest expense	3,004	(3,790)	1,713	902
Hedged items - loans, brokered deposits and subordinated debt:
Interest income	$(702)	$—	$(5,626)	$—
Interest expense	(3,063)	3,952	(1,680)	(820)
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at June 30, 2024 and December 31, 2023, respectively.

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Asset/ Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/Liability
	(in thousands)
June 30, 2024
Loans	$498,251	$(1,749)
Time deposits	401,673	(1,223)
Long-term borrowings *	277,433	(20,988)
December 31, 2023
Loans	$503,877	$3,877
Long-term borrowings *	276,572	(21,445)

*    Net carrying amount includes unamortized debt issuance costs of $1.6 million and $2.0 million at June 30, 2024 and December 31, 2023, respectively.
The net losses (gains) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$1,781	$(368)	$726	$(160)
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $6.8 million and $14.1 million for the three months ended June 30, 2024 and 2023, respectively, and $11.3 million and $24.0 million for the six months ended June 30, 2024 and 2023, respectively.
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
Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of June 30, 2024, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The aggregate fair value of all derivative financial instruments with credit risk-related contingent features was in a net asset position at June 30, 2024. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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
The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of June 30, 2024 and December 31, 2023.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
June 30, 2024
Assets
Interest rate swaps and other contracts	$502,150	$—	$502,150	$11,418	$(420,020)	$93,548
Liabilities
Interest rate swaps and other contracts	$519,658	$—	$519,658	$(11,418)	$—	$508,240
December 31, 2023
Assets
Interest rate swaps and other contracts	$458,129	$—	$458,129	$53,780	$(302,180)	$209,729
Liabilities
Interest rate swaps and other contracts	$479,345	$—	$479,345	$(53,780)	$—	$425,565

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$20,161	$22,158
Other tax credit investments, net	206,941	117,659
Total tax credit investments, net	$227,102	$139,817
Other Liabilities:
Unfunded affordable housing tax credit commitments	$—	$1,305
Total unfunded tax credit commitments	$—	$1,305
The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,263	$1,460	$2,659	$2,919
Other tax credit investment credits and tax benefits	6,684	3,430	13,029	6,651
Total reduction in income tax expense	$7,947	$4,890	$15,688	$9,570
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$876	$938	$1,751	$1,875
Affordable housing tax credit investment impairment losses	10	448	491	896
Other tax credit investment losses	1,680	719	2,280	725
Other tax credit investment impairment losses	3,225	2,913	6,831	5,775
Total amortization of tax credit investments recorded in non-interest expense	$5,791	$5,018	$11,353	$9,271
Note 15. Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations and reporting structures to identify its operating segments and no changes to Valley's operating segments were determined necessary during the three and six months ended June 30, 2024.
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
The following tables represent the financial data for Valley’s operating segments and Treasury and Corporate Other for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,839,291	$40,181,610	$6,752,049	$56,772,950

Interest income	$118,668	$652,295	$62,503	$833,466
Interest expense	72,700	296,872	62,209	431,781
Net interest income	45,968	355,423	294	401,685
Provision (credit) for credit losses	4,820	77,291	(41)	82,070
Net interest income after provision for credit losses	41,148	278,132	335	319,615
Non-interest income	24,995	10,802	15,416	51,213
Non-interest expense	20,666	36,577	220,254	277,497
Internal transfer expense (income)	29,775	121,621	(151,396)	—
Income (loss) before income taxes	$15,702	$130,736	$(53,107)	$93,331
Return on average interest earning assets (pre-tax)	0.64%	1.30%	(3.15)%	0.66%

	Three Months Ended June 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,638,329	$39,819,608	$7,893,871	$57,351,808

Interest income	$102,678	$612,494	$72,287	$787,459
Interest expense	59,739	246,331	61,624	367,694
Net interest income	42,939	366,163	10,663	419,765
Provision (credit) for credit losses	3,492	2,840	(282)	6,050
Net interest income after provision for credit losses	39,447	363,323	10,945	413,715
Non-interest income	20,941	14,343	24,791	60,075
Non-interest expense	21,365	36,249	225,357	282,971
Internal transfer expense (income)	26,741	110,475	(137,216)	—
Income (loss) before income taxes	$12,282	$230,942	$(52,405)	$190,819
Return on average interest earning assets (pre-tax)	0.51%	2.32%	(2.66)%	1.33%

	Six Months Ended June 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,817,377	$40,316,369	$6,562,128	$56,695,874

Interest income	$232,299	$1,310,217	$119,606	$1,662,122
Interest expense	145,873	599,046	121,970	866,889
Net interest income	86,426	711,171	(2,364)	795,233
Provision (credit) for credit losses	7,892	119,493	(115)	127,270
Net interest income after provision for credit losses	78,534	591,678	(2,249)	667,963
Non-interest income	51,541	28,796	32,291	112,628
Non-interest expense	39,317	72,865	445,625	557,807
Internal transfer expense (income)	62,886	258,252	(321,138)	—
Income (loss) before income taxes	$27,872	$289,357	$(94,445)	$222,784
Return on average interest earning assets (pre-tax)	0.57%	1.44%	(2.88)%	0.79%

	Six Months Ended June 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,557,669	$39,105,820	$7,699,305	$56,362,794

Interest income	$198,641	$1,171,757	$137,291	$1,507,689
Interest expense	106,215	434,584	111,105	651,904
Net interest income	92,426	737,173	26,186	855,785
Provision for credit losses	9,936	5,846	4,705	20,487
Net interest income after provision for credit losses	82,490	731,327	21,481	835,298
Non-interest income	38,823	30,090	45,461	114,374
Non-interest expense	40,998	71,972	442,167	555,137
Internal transfer expense (income)	55,709	227,936	(283,645)	—
Income (loss) before income taxes	$24,606	$461,509	$(91,580)	$394,535
Return on average interest earning assets (pre-tax)	0.51%	2.36%	(2.38)%	1.40%

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
Cautionary Statement Concerning Forward-Looking Statements

The foregoing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “intend,” “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “would,” “could,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•the impact of monetary and fiscal policies of the U.S. federal government and its agencies, including in connection with prolonged inflationary pressures, as well as the impact of the 2024 U.S presidential election, which could have a material adverse effect on our clients, as well as our business, our employees, and our ability to provide services to our customers;
•the impact of unfavorable macroeconomic conditions or downturns, including an actual or threatened U.S. government shutdown, debt default or rating downgrade, instability or volatility in financial markets, unanticipated loan delinquencies, loss of collateral, decreased service revenues, increased business disruptions or failures, reductions in employment, and other potential negative effects on our business, employees or clients caused by factors outside of our control, such as geopolitical instabilities or events (including the

Israel-Hamas war); natural and other disasters (including severe weather events); health emergencies; acts of terrorism; or other external events;
•the impact of potential instability within the U.S. financial sector in the aftermath of the banking failures in 2023 and continued volatility thereafter, including the possibility of a run on deposits by a coordinated deposit base, and the impact of the actual or perceived soundness, or concerns about the creditworthiness of other financial institutions, including any resulting disruption within the financial markets, increased expenses, including FDIC insurance assessments, or adverse impact on our stock price, deposits or our ability to borrow or raise capital;
•the impact of negative public opinion regarding Valley or banks in general that damages our reputation and adversely impacts business and revenues;
•changes in the statutes, regulations, policy, or enforcement priorities of the federal bank regulatory agencies;
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
•a prolonged downturn and contraction in the economy, as well as an unexpected decline in commercial real estate values collateralizing a significant portion of our loan portfolio;
•higher or lower than expected income tax expense or tax rates, including increases or decreases resulting from changes in uncertain tax position liabilities, tax laws, regulations, and case law;
•the inability to grow customer deposits to keep pace with loan growth;
•a material change in our allowance for credit losses under CECL due to forecasted economic conditions and/or unexpected credit deterioration in our loan and investment portfolios;
•the need to supplement debt or equity capital to maintain or exceed internal capital thresholds;
•changes in our business, strategy, market conditions or other factors that may negatively impact the estimated fair value of our goodwill and other intangible assets and result in future impairment charges;
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
•application of the OCC heightened regulatory standards for certain large insured national banks, and the expenses we will incur to develop policies, programs, and systems that comply with the enhanced standards applicable to us;
•our inability or determination not to pay dividends at current levels, or at all, because of inadequate earnings, regulatory restrictions or limitations, changes in our capital requirements, or a decision to increase capital by retaining more earnings;
•unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather, pandemics or other public health crises, acts of terrorism or other external events;
•our ability to successfully execute our business plan and strategic initiatives; and
•unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors.

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
Critical Accounting Estimates
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At June 30, 2024, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report, and there have been no material changes in such policies and estimates since the date of Valley’s Annual Report.
New Authoritative Accounting Guidance
See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At June 30, 2024, Valley had consolidated total assets of approximately $62.1 billion, total net loans of $49.8 billion, total deposits of $50.1 billion and total shareholders’ equity of $6.7 billion. Valley operates many convenient branch office locations and commercial banking offices in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, California, Alabama and Illinois. Of our current 230 branch network, 55 percent, 18 percent, and 18 percent of the branches are located in New Jersey, New York and Florida, respectively, with the remaining 9 percent of the branches in Alabama, California, and Illinois combined.
Financial Condition. The combination of an inverted yield curve, a high level of competition and Federal Reserve monetary actions driven by prolonged inflationary pressures, among other factors, continued to weigh on the banking industry during the second quarter 2024. In the face of these challenges, we have positioned our balance sheet to best mitigate these negative factors, while continuing to focus on longer term earnings performance. The following items are key highlights at June 30, 2024.
•Total assets increased to $62.1 billion at June 30, 2024 from $61.0 billion at March 31, 2024. Our liquid assets totaled $3.4 billion at June 30, 2024, representing 6.1 percent of interest earning assets as compared with $2.7 billion, or 4.8 percent of interest earning assets at March 31, 2024. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. See the “Bank Liquidity” section for additional information.
•Total deposits increased $1.0 billion to $50.1 billion at June 30, 2024 as compared to $49.1 billion at March 31, 2024 mainly due to higher indirect customer CD balances. See the “Deposits and Other Borrowings” section for more details.

•Total loans increased $389.7 million, or 3.1 percent on an annualized basis, to $50.3 billion at June 30, 2024 from March 31, 2024 mainly as a result of our focus on new commercial and industrial loan production during the second quarter 2024. Strong indirect automobile loan originations from our dealer network, as well as modest organic commercial real estate loan volumes also contributed to the growth in total loans during the second quarter 2024. Loans held for sale decreased $41.9 million to $19.9 million at June 30, 2024 from March 31, 2024 mostly due to the previously disclosed sale of $34.1 million of construction loans at par during April 2024. See further details on our loan activities under the “Loan Portfolio” section below.
•While non-accrual loans and net loan charge-offs increased during the second quarter 2024 mainly due to two commercial loan relationships, overall asset quality remained generally stable across the loan portfolio and continued to reflect our disciplined underwriting and lending practices. Non-performing assets (NPAs) as a percentage of total loans and NPAs increased to 0.62 percent at June 30, 2024 as compared to 0.58 percent at March 31, 2024. Total net loan charge-offs to average loans was 0.29 percent for the second quarter 2024 as compared with 0.19 percent for the first quarter 2024. See the “Non-Performing Assets” section for additional information.
•Total investment securities increased $704.6 million to $5.9 billion, or 9.6 percent of total assets, at June 30, 2024 as compared to March 31, 2024 mainly due to purchases of residential mortgage backed securities largely issued by Ginnie Mae that were classified as available for sale. See the “Investment Securities Portfolio” section for more details.
•Total shareholders' equity increased $10.6 million to $6.7 billion at June 30, 2024 as compared to March 31, 2024. Regulatory capital remained strong with ratios of both Valley and the Bank exceeding all capital adequacy requirements at June 30, 2024. During June 2024, we completed a synthetic credit risk transfer transaction, consisting of a credit default swap, related to approximately $1.5 billion of our $1.8 billion automobile loan portfolio at June 30, 2024. While we retained the auto loans on-balance sheet and the transaction had no impact to our allowance for loan losses, the new credit protection significantly reduced the risk-weighted assets associated with these loans for regulatory capital purposes. As a result, Valley’s total risk-based capital, common equity Tier 1 capital and Tier 1 capital ratios benefited by approximately 20 basis points at June 30, 2024.
Subsequent Event. On August 5, 2024, Valley issued 6.0 million shares of its 8.250 percent Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, no par value per share, with a liquidation preference of $25 per share. Net proceeds to Valley after deducting underwriting discounts, commissions and offering expenses were $144.7 million. See Note 1 to the consolidated financial statements and the "Capital Adequacy" section below for more details.
Quarterly Results. Net income for the second quarter 2024 was $70.4 million, or $0.13 per diluted common share, as compared to $139.1 million, or $0.27 per diluted common share, for the second quarter 2023. The $68.6 million decrease in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:
•a $76.0 million increase in our provision for credit losses mainly due to higher quantitative reserves allocated to commercial real estate loans, commercial and industrial loan growth, and additional specific reserves and charge-offs associated with the revaluation of collateral dependent commercial loans at June 30, 2024;
•an $18.1 million decrease in net interest income as higher yields on both new loan originations and adjustable-rate loans were more than offset by an increase in the cost of deposits; and
•an $8.9 million decrease in non-interest income that was primarily driven by a decrease in swap fees related to commercial loan transactions (within capital market fees) and lower other income, partially offset by an increase in bank owned life insurance income.

Which were partially offset by:
•a $28.9 million decrease in income tax expense mostly due to lower pre-tax income in the second quarter 2024 and a higher level of investment in tax credits as compared to one year ago; and
•a $5.5 million decrease in non-interest expense largely due to $10.8 million decline in restructuring charges within salary and employee benefits expense, partially offset by higher FDIC assessment fees.
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense” and “Income Taxes” sections below for more details on the impact of the items above and other infrequent non-core items impacting our second quarter 2024 results.
U.S. Economic Conditions. During the second quarter 2024, real gross GDP increased at an annual rate of 2.8 percent as compared to an increase of 1.4 percent during the first quarter 2024. The increase was driven by personal consumption, government spending and nonresidential fixed investment. Alternatively, residential fixed investment and net exports declined. In addition, most measures of inflation continued to reflect a moderation in price pressures during the quarter. Inflation rate declined to 3.0 percent in the second quarter 2024 as compared to 3.5 percent for the first quarter 2024.
In June 2024, the Federal Reserve noted that economic activity was solid, job gains remained strong, and that inflation, while it remains elevated, has continued to decelerate at a modest pace. As a result, the Federal Reserve decided to maintain the target range for the federal funds rate between 5.25 and 5.50 percent. Additionally, the Federal Reserve released its updated summary of economic projections which indicated that the median participant’s expectation for the federal funds rate by the end of 2024 was 5.1 percent. However, a softer than expected job report in July 2024 has increased market participant expectations for potential rate cuts by the Federal Reserve, including at their next committee meeting in September 2024.
The 10-year U.S. Treasury note yield ended the second quarter 2024 at 4.36 percent, or 16 basis points higher as compared to the first quarter 2024, and the 2-year U.S. Treasury note yield ended the second quarter 2024 at 4.71 percent, or 12 basis points higher as compared to the first quarter 2024.
For all commercial banks in the U.S., total loans and leases grew 0.6 percent from March 31, 2024 to June 30, 2024. Commercial and industrial lending increased 1.3 percent while commercial real estate lending declined 0.3 percent during the same period. For the second quarter of 2024, banks reported some easing to underwriting standards for most commercial loan products which may support loan growth in future months. However, banks continued to report that demand for both commercial and industrial and commercial real estate loans remained weak.
Although Federal Reserve efforts to combat inflation are showing modest progress, several factors, including, but not limited to new and proposed bank regulatory actions, the inverted yield curve, potential weakening of the labor market, elevated inflation and interest rates, the upcoming U.S. presidential election and geopolitical conflicts have added a higher level of uncertainty to the future path of the U.S. economy and created a challenging bank operating environment. Should these conditions persist or further deteriorate, they may adversely impact our banking clients and our financial results, as highlighted in this MD&A.
Deposits and Other Borrowings
Total average deposits increased by $807.2 million to $49.4 billion for the second quarter 2024 as compared to the first quarter 2024 due to increases of $766.8 million and $40.4 million in average interest bearing and non-interest bearing deposits, respectively. Average time deposits balances increased $712.0 million primarily due to our increased use of indirect customer (i.e., brokered) CDs as a funding source in the second quarter 2024. Average non-interest-bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 50 percent and 27 percent of total deposits for the second quarter 2024, respectively as compared to 23 percent, 51 percent and 26 percent of total deposits for the first quarter 2024, respectively.
Actual ending balances for deposits increased $1.0 billion to $50.1 billion at June 30, 2024 from March 31, 2024 mainly due to an increase of $1.5 billion in time deposits, partially offset by a decrease of $349.8 million in savings, NOW and money market deposits and a decrease of $155.6 million in non-interest bearing deposits. The increase in time deposits was mainly due to a $1.7 billion increase in indirect customer CDs. Non-interest bearing deposit and savings, NOW and money market deposit balances declined at June 30, 2024 from March 31, 2024 partly due to period-end fluctuations within certain direct commercial customer deposit accounts. During the second quarter 2024, management entered into fair value swap transactions with a combined notional value of approximately $400 million that will effectively convert a portion of its fixed rate indirect CD portfolio to variable interest rates starting in the first quarter 2025 (See Note 12 to the consolidated financial statements for more details). Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 22 percent, 49 percent and 29 percent of total deposits as of June 30, 2024, respectively, as compared to 23 percent, 51 percent and 26 percent of total deposits as of March 31, 2024, respectively.
The following table lists, by maturity, uninsured CDs at June 30, 2024:

June 30, 2024
(in thousands)
Less than three months	$677,697
Three to six months	518,046
Six to twelve months	712,456
More than twelve months	191,387
Total	$2,099,586
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $11.0 billion, or 22 percent of total deposits, at June 30, 2024 as compared to $11.5 billion, or 24 percent of total deposits, at March 31, 2024.
While we maintained a diversified commercial and consumer deposit base at June 30, 2024, deposit gathering initiatives and our current deposit base could remain challenged due to market competition, attractive investment alternatives, such as U.S. Treasury securities, and other factors. As a result, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at June 30, 2024. Management continuously monitors liquidity and all available funding sources including non-deposit borrowings discussed below. See the “Liquidity and Cash Requirements” section of this MD&A for additional information.

The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Average short-term borrowings:
FHLB advances	$29,396	$1,470,879	$3,656,593	$750,137	$3,088,445
Securities sold under repurchase agreements	63,710	67,000	99,327	65,355	99,436
Federal funds purchased	4,396	—	122,537	2,198	156,188
Total	$97,502	$1,537,879	$3,878,457	$817,690	$3,344,069

Average long-term borrowings:
FHLB advances	$2,624,937	$1,930,702	$1,523,500	$2,277,819	$1,201,068
Subordinated debt	637,019	638,008	759,334	637,514	757,165
Junior subordinated debentures issued to capital trusts	57,239	57,152	56,893	57,196	56,848
Total	$3,319,195	$2,625,862	$2,339,727	$2,972,529	$2,015,081
Average short-term borrowings decreased $1.4 billion during the second quarter 2024 as compared to the first quarter 2024 mostly due to a shift from short-term FHLB advances to indirect customer time deposits in our average mix of funding sources. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) increased $693.3 million as compared to the first quarter 2024 mainly due to new FHLB advances totaling $1.0 billion issued in early March 2024. The new long-term FHLB borrowings have a weighted average rate of 4.54 percent and a weighted average remaining contractual term of 3.3 years at June 30, 2024.
Actual ending balances for short-term borrowings decreased $11.5 million to $63.8 million at June 30, 2024 as compared to March 31, 2024 mainly due to a moderate decline in securities sold under repurchase agreements. Long-term borrowings totaled $3.3 billion at June 30, 2024 and also remained relatively unchanged as compared to March 31, 2024.
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

The following table presents our annualized performance ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selected Performance Indicators	($ in thousands)
GAAP measures:
Net income, as reported	$70,424	$139,060	$166,704	$285,611
Return on average assets	0.46%	0.90%	0.54%	0.94%
Return on average shareholders’ equity	4.17	8.50	4.95	8.80
Non-GAAP measures:
Net income, as adjusted	$71,643	$147,081	$171,091	$301,611
Return on average assets, as adjusted	0.47%	0.95%	0.56%	0.99%
Return on average shareholders' equity, as adjusted	4.24	8.99	5.08	9.29
Return on average tangible shareholders' equity (ROATE)	5.95	12.37	7.07	12.87
ROATE, as adjusted	6.05	13.09	7.25	13.59
Efficiency ratio, as adjusted	59.62	55.59	59.36	54.69

	June 30, 2024	December 31, 2023
Common Equity Per Share Data:
Book value per common share (GAAP)	$12.82	$12.79
Tangible book value per common share (non-GAAP)	8.87	8.79

Adjusted net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income, as reported (GAAP)	$70,424	$139,060	$166,704	$285,611
Non-GAAP adjustments:
Add: FDIC special assessment (1)	1,363	—	8,757	—
Add: Losses on available for sale and held to maturity debt securities, net (2)	4	9	11	33
Add: Restructuring charge (3)	334	11,182	954	11,182
Add: Provision for credit losses for available for sale securities (4)	—	—	—	5,000
Add: Merger related expenses (5)	—	—	—	4,133
Less: Gain on sale of commercial premium finance lending division (6)	—	—	(3,629)	—
Total non-GAAP adjustments to net income	$1,701	$11,191	$6,093	$20,348
Income tax adjustments related to non-GAAP adjustments (7)	(482)	(3,170)	(1,706)	(4,348)
Net income, as adjusted (non-GAAP)	$71,643	$147,081	$171,091	$301,611

(1)	Included in the FDIC insurance expense.
(2)	Included in gains on securities transactions, net.
(3)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(4)	Included in provision for credit losses for available for sale and held to maturity securities (tax disallowed).
(5)	Represents salary and employee benefits expense during first quarter 2023.
(6)	Included in net (losses) gains on sale of assets.
(7)	Calculated using the appropriate blended statutory tax rate for the applicable period.
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
Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Net income, as adjusted (non-GAAP)	$71,643	$147,081	$171,091	$301,611
Average assets	$61,518,639	$61,877,464	$61,387,754	$60,877,792
Annualized return on average assets, as adjusted (non-GAAP)	0.47%	0.95%	0.56%	0.99%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Net income, as adjusted (non-GAAP)	$71,643	$147,081	$171,091	$301,611
Average shareholders' equity	$6,753,981	$6,546,452	$6,739,838	$6,493,627
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	4.24%	8.99%	5.08%	9.29%
ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Net income, as reported (GAAP)	$70,424	$139,060	$166,704	$285,611
Net income, as adjusted (non-GAAP)	71,643	147,081	171,091	301,611
Average shareholders’ equity (GAAP)	$6,753,981	$6,546,452	$6,739,838	$6,493,627
Less: Average goodwill and other intangible assets	2,016,766	2,051,591	2,020,883	2,056,487
Average tangible shareholders’ equity (non-GAAP)	$4,737,215	$4,494,861	$4,718,955	$4,437,140
Annualized ROATE (non-GAAP)	5.95%	12.37%	7.07%	12.87%
Annualized ROATE, as adjusted (non-GAAP)	6.05%	13.09%	7.25%	13.59%

The efficiency ratio is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$277,497	$282,971	$557,807	$555,137
Less: FDIC Special assessment (1)	1,363	—	8,757	—
Less: Restructuring charge (2)	334	11,182	954	11,182
Less: Amortization of tax credit investments	5,791	5,018	11,353	9,271
Less: Merger related expenses (3)	—	—	—	4,133
Total non-interest expense, as adjusted (non-GAAP)	$270,009	$266,771	$536,743	$530,551
Net interest income, as reported (GAAP)	401,685	419,765	795,233	855,785
Total non-interest income, as reported (GAAP)	51,213	60,075	112,628	114,374
Add: Losses on available for sale and held to maturity debt securities, net (4)	4	9	11	33
Less: Gain on sale of commercial premium finance lending division (5)	—	—	(3,629)	—
Gross operating income, as adjusted (non-GAAP)	$452,902	$479,849	$904,243	$970,192
Efficiency ratio (non-GAAP)	59.62%	55.59%	59.36%	54.69%

(1)	Included in the FDIC insurance expense.
(2)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(3)	Represents salary and employee benefits expense during first quarter 2023.
(4)	Included in gains on securities transactions, net.
(5)	Included in (losses) gains on sales of assets, net.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	June 30, 2024	December 31, 2023
	($ in thousands, except for share data)
Common shares outstanding	509,205,014	507,709,927
Shareholders’ equity (GAAP)	$6,737,737	$6,701,391
Less: Preferred stock	209,691	209,691
Less: Goodwill and other intangible assets	2,012,580	2,029,267
Tangible common shareholders’ equity (non-GAAP)	$4,515,466	$4,462,433
Book value per common share (GAAP)	$12.82	$12.79
Tangible book value per common share (non-GAAP)	$8.87	$8.79
Net Interest Income
Net interest income on a tax equivalent basis of $403.0 million for the second quarter 2024 increased $8.1 million compared to the first quarter 2024 and decreased $18.3 million as compared to the second quarter 2023. Interest income on a tax equivalent basis increased $4.8 million to $834.8 million for the second quarter 2024 as compared to the first quarter 2024 mostly due to additional interest income from targeted investment purchases within the available for sale securities portfolio, as well as higher average overnight interest bearing deposits with banks during the second quarter 2024. A higher yield on average loans also contributed to the increase in interest income but was more than offset by the impact of lower average loan balances during the second quarter 2024 mostly caused by the sale of certain commercial loans in the first quarter 2024 and April 2024. Total interest expense decreased $3.3 million to $431.8 million for the second quarter 2024 as compared to the first quarter 2024 mainly due to greater utilization of long-term FHLB borrowings and indirect customer time deposits as liquidity funding sources and a reduction in higher cost short-term FHLB borrowings starting in March 2024.
Average interest earning assets decreased $578.9 million to $56.8 billion for the second quarter 2024 as compared to the second quarter 2023 mainly due to a $1.4 billion decline in average interest bearing cash held overnight as our excess liquidity returned to more normalized levels in 2024 after being elevated in response to the bank failures in 2023. The decrease in average interest bearing cash was partially offset by a $563.0 million increase in average loan balances mostly driven by organic commercial loan growth since June 30, 2023 and the increase in average investment securities stemming from our second quarter 2024 purchase activity in the available for sale portfolio. Compared to the first quarter 2024, average interest earning assets increased by $154.2 million during the second quarter 2024. The increase was mainly driven by increases of $284.1 million and $100.3 million in average taxable investments and average overnight interest bearing cash balances, respectively, as compared to the prior linked quarter, partially offset by a $225.7 million decline in average loan balances. The decline in average loans was largely due to (1) the sale of $196.5 million of commercial real estate and construction loans through loan participation agreements at par value in March 2024, (2) the sale of $93.6 million of commercial and industrial loans associated with the sale of our premium finance lending division in February 2024, and (3) the sale of $34.1 million of construction loans at par during April 2024, partially offset by (4) organic loan growth in the second quarter 2024.
Average interest bearing liabilities increased $650.6 million to $41.6 billion for the second quarter 2024 as compared to the second quarter 2023 mainly due to increases of $3.5 billion and $979.5 million in average interest bearing deposits and long-term borrowings, respectively, partially offset by a decrease of $3.8 billion in average short-term borrowings. The increase in average time deposits was largely due to increased usage of fully FDIC-insured indirect customer CDs and successful direct retail CD initiatives since June 30, 2023, while average long-term borrowings increased mostly due to several new FHLB advances totaling $1.0 billion in early March 2024. As compared to the first quarter 2024, average interest bearing liabilities increased by only $19.8 million for the second quarter 2024 as increases of $766.8 million and $693.3 million in average interest bearing deposits and long-term borrowings, respectively, were mostly offset by a $1.4 billion decrease in average short-term borrowings. See additional information under “Deposits and Other Borrowings” in the Executive Summary section above.
Net interest margin on a tax equivalent basis of 2.84 percent for the second quarter 2024 increased by 5 basis points from 2.79 percent for the first quarter 2024 and decreased 10 basis points from 2.94 percent for the second quarter 2023. The increase as compared to the first quarter 2024 was largely driven by the combination of a higher yield on average interest earning assets and a decline in the cost of average interest bearing liabilities. The yield on average interest earning assets increased by 2 basis points to 5.88 percent on a linked quarter basis largely due to higher yielding investment purchases and new loan originations during the second quarter 2024. The overall cost of average interest bearing liabilities decreased 4 basis points to 4.15 percent for the second quarter 2024 as compared to the first quarter 2024 primarily due to a reduction in both higher cost short-term FHLB borrowings and government banking non-maturity deposit account balances. Our cost of total average deposits was 3.18 percent for the second quarter 2024 as compared to 3.16 percent and 2.45 percent for the first quarter 2024 and the second quarter 2023, respectively.
Based upon our latest model estimates, we anticipate net interest income growth in the range of 1.5 to 3.0 percent on a quarterly basis for both the third and fourth quarter 2024 as compared to the second quarter 2024. While we remain optimistic that our net interest income should continue to stabilize and grow during the remainder of 2024 as compared to the second quarter 2024, our forecasts include several uncertain assumptions, including changes in the level of market interest rates. As such, we cannot provide any assurances that our net interest income or margin will remain at the levels reported for the second quarter 2024. For a detailed discussion on the risks related to interest rates please refer to Part I, Item 1A. “Risk Factors” in our Annual Report.

The following table reflects the components of net interest income for the three months ended June 30, 2024, March 31, 2024 and June 30, 2023:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2024			March 31, 2024			June 30, 2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$50,020,901	$770,987	6.17%	$50,246,591	$771,577	6.14%	$49,457,937	$715,195	5.78%
Taxable investments (3)	5,379,101	46,801	3.48	5,094,978	42,625	3.35	5,065,812	39,436	3.11
Tax-exempt investments (1)(3)	575,272	6,075	4.22	579,842	6,071	4.19	629,342	7,062	4.49
Interest bearing deposits with banks	797,676	10,902	5.47	697,386	9,682	5.55	2,198,717	27,276	4.96
Total interest earning assets	56,772,950	834,765	5.88	56,618,797	829,955	5.86	57,351,808	788,969	5.50
Allowance for credit losses	(477,373)			(450,331)			(446,098)
Cash and due from banks	421,026			439,176			415,075
Other assets	4,972,181			4,805,001			4,709,061
Unrealized gains on securities available for sale, net	(170,145)			(155,775)			(152,382)
Total assets	$61,518,639			$61,256,868			$61,877,464
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$24,848,266	$231,597	3.73%	$24,793,452	$232,506	3.75%	$22,512,128	$164,843	2.93%
Time deposits	13,311,381	160,442	4.82	12,599,395	151,065	4.80	12,195,479	125,764	4.12
Total interest bearing deposits	38,159,647	392,039	4.11	37,392,847	383,571	4.10	34,707,607	290,607	3.35
Short-term borrowings	97,502	691	2.83	1,537,879	20,612	5.36	3,878,457	50,207	5.18
Long-term borrowings (4)	3,319,195	39,051	4.71	2,625,862	30,925	4.71	2,339,727	26,880	4.60
Total interest bearing liabilities	41,576,344	431,781	4.15	41,556,588	435,108	4.19	40,925,791	367,694	3.59
Non-interest bearing deposits	11,223,562			11,183,127			12,756,862
Other liabilities	1,964,752			1,791,458			1,648,359
Shareholders’ equity	6,753,981			6,725,695			6,546,452
Total liabilities and shareholders’ equity	$61,518,639			$61,256,868			$61,877,464
Net interest income/interest rate spread (5)		$402,984	1.73%		$394,847	1.67%		$421,275	1.91%
Tax equivalent adjustment		(1,299)			(1,299)			(1,510)
Net interest income, as reported		$401,685			$393,548			$419,765
Net interest margin (6)			2.83%			2.78%			2.93%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			2.84%			2.79%			2.94%

	Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$50,133,746	$1,542,564	6.15%	$48,663,070	$1,370,446	5.63%
Taxable investments (3)	5,237,040	89,426	3.42	5,049,563	76,910	3.05
Tax-exempt investments (1)(3)	577,557	12,146	4.21	626,261	13,800	4.41
Interest bearing deposits with banks	747,531	20,584	5.51	2,023,900	49,481	4.89
Total interest earning assets	56,695,874	1,664,720	5.87	56,362,794	1,510,637	5.36
Allowance for credit losses	(463,852)			(456,410)
Cash and due from banks	430,101			429,957
Other assets	4,888,590			4,705,742
Unrealized gains on securities available for sale, net	(162,959)			(164,291)
Total assets	$61,387,754			$60,877,792
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$24,820,859	$464,103	3.74%	$22,948,425	$315,608	2.75%
Time deposits	12,955,388	311,507	4.81	10,973,830	206,062	3.76
Total interest bearing deposits	37,776,247	775,610	4.11	33,922,255	521,670	3.08
Short-term borrowings	817,690	21,303	5.21	3,344,069	84,156	5.03
Long-term borrowings (4)	2,972,529	69,976	4.71	2,015,081	46,078	4.57
Total interest bearing liabilities	41,566,466	866,889	4.17	39,281,405	651,904	3.32
Non-interest bearing deposits	11,203,344			13,387,299
Other liabilities	1,878,106			1,715,461
Shareholders’ equity	6,739,838			6,493,627
Total liabilities and shareholders’ equity	$61,387,754			$60,877,792
Net interest income/interest rate spread (5)		$797,831	1.70%		$858,733	2.04%
Tax equivalent adjustment		(2,598)			(2,948)
Net interest income, as reported		$795,233			$855,785
Net interest margin (6)			2.81%			3.04%
Tax equivalent effect			0.00			0.01
Net interest margin on a fully tax equivalent basis (6)			2.81%			3.05%
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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2024 Compared to June 30, 2023			Six Months Ended June 30, 2024 Compared to June 30, 2023
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$8,220	$47,572	$55,792	$42,361	$129,757	$172,118
Taxable investments	2,538	4,827	7,365	(23,288)	35,804	12,516
Tax-exempt investments*	(586)	(401)	(987)	(1,042)	(612)	(1,654)
Interest bearing deposits with banks	(18,905)	2,531	(16,374)	(34,489)	5,592	(28,897)
Total (decrease) increase in interest income	(8,733)	54,529	45,796	(16,458)	170,541	154,083
Interest Expense:
Savings, NOW and money market deposits	18,392	48,362	66,754	27,464	121,031	148,495
Time deposits	12,190	22,488	34,678	41,296	64,149	105,445
Short-term borrowings	(33,818)	(15,698)	(49,516)	(65,719)	2,866	(62,853)
Long-term borrowings and junior subordinated debentures	11,509	662	12,171	22,501	1,397	23,898
Total increase in interest expense	8,273	55,814	64,087	25,542	189,443	214,985
Total decrease in net interest income	$(17,006)	$(1,285)	$(18,291)	$(42,000)	$(18,902)	$(60,902)

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income
Non-interest income represented 5.8 percent and 7.1 percent of total interest income plus non-interest income for the three months ended June 30, 2024 and 2023, respectively and 6.3 percent and 7.1 percent of total interest income plus non-interest income for the six months ended June 30, 2024 and 2023, respectively. For the three and six months ended June 30, 2024, non-interest income decreased $8.9 million and $1.7 million as compared to the same periods in 2023.
The following table presents the components of non-interest income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Wealth management and trust fees	$13,136	$11,176	$31,066	$20,763
Insurance commissions	3,958	3,139	6,209	5,559
Capital markets	7,779	16,967	13,449	27,859
Service charges on deposit accounts	11,212	10,542	22,461	21,018
Gains on securities transactions, net	3	217	52	595
Fees from loan servicing	2,691	2,702	5,879	5,373
Gains on sales of loans, net	884	1,240	2,502	1,729
(Losses) gains on sales of assets, net	(2)	161	3,692	285
Bank owned life insurance	4,545	2,443	7,780	5,027
Other	7,007	11,488	19,538	26,166
Total non-interest income	$51,213	$60,075	$112,628	$114,374

Wealth management and trust fees income increased $2.0 million and $10.3 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increase as compared to the second quarter 2023 was mainly driven by higher brokerage fees. The increase for the six months ended June 30, 2024 was mainly due to a higher volume of success fees and other related periodic revenues generated by our tax credit advisory subsidiary, as well as increased brokerage fees. Brokerage fees increased by $1.2 million to $6.1 million for the second quarter 2024 and increased $2.6 million to $12.3 million for the six months ended June 30, 2024 as compared to the same periods in 2023 due to stronger customer trading volume at our broker dealer subsidiary.
Capital markets income decreased $9.2 million and $14.4 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 mainly due to a decline in the volume of interest rate swap transactions, and resulting fees related to commercial loan customers, as well as lower loan syndication fees.
Net gains on sales of assets increased $3.4 million for the six months ended June 30, 2024 as compared to the same period in 2023 largely due to a $3.6 million net gain on the sale of our commercial premium finance lending business in the first quarter 2024.
Bank owned life insurance income increased $2.1 million and $2.8 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 due to improved performance of the underlying investment securities.
Other non-interest income decreased $4.5 million and $6.6 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The decrease as compared to the second quarter 2023 was due, in part, to net losses related to the decline in the valuation of certain equity method investments at June 30, 2024. The decrease for the six months ended June 30, 2024 was mainly attributable to a $2.7 million litigation recovery in the same period in 2023, and to a lesser extent, the decline in the valuation of certain equity method investments.
Non-Interest Expense
Non-interest expense decreased $5.5 million and increased $2.7 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The following table presents the components of non-interest expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Salary and employee benefits expense	$140,815	$149,594	$282,646	$294,580
Net occupancy expense	24,252	25,949	48,575	49,205
Technology, furniture and equipment expense	35,203	32,476	70,665	68,984
FDIC insurance assessment	14,446	10,426	32,682	19,581
Amortization of other intangible assets	8,568	9,812	17,980	20,331
Professional and legal fees	17,938	21,406	34,403	38,220
Amortization of tax credit investments	5,791	5,018	11,353	9,271
Other	30,484	28,290	59,503	54,965
Total non-interest expense	$277,497	$282,971	$557,807	$555,137
Salary and employee benefits expense decreased $8.8 million and $11.9 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decreases in both 2024 periods were largely attributable to restructuring charges of $11.2 million recognized in the second quarter 2023, consisting of severance expense related to workforce reductions, partially offset by normal increases in labor costs and a decline in deferred compensation. The net decrease for the six months ended June 30, 2024 was also due to merger related costs, primarily consisting of severance and retention compensation, totaling $4.1 million for the six months ended June 30, 2023.
Net occupancy expense decreased $1.7 million for the three months ended June 30, 2024 compared to the same period in 2023 mainly due to lower building repair and utilities expenses.
Technology, furniture and equipment expense increased $2.7 million and $1.7 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023 mostly due to higher investments in technology, partially offset by decreases in equipment maintenance and repair expense.
FDIC insurance assessment expense increased $4.0 million and $13.1 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023 due, in part, to additional estimated expenses of $1.4 million and $8.8 million recorded during the three and six months ended June 30, 2024, respectively, related to the FDIC special assessment.
Professional and legal fees decreased $3.5 million and $3.8 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The decreases in both periods were largely attributable to lower technology managed services and consulting expenses, partially offset by higher legal fees.
Other non-interest expense increased $2.2 million and $4.5 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023 mainly due to increased interest charges on collateral related to derivative transactions and the costs related to the loan credit risk transfer transaction, consisting of a credit default swap, executed in June 2024. Total transaction costs included $400 thousand of one-time charges and $1.1 million of premium expense recorded in other expense during the second quarter 2024. The premium expense associated with the credit protection is estimated to be approximately $6.0 million for the remainder of 2024.
Income Taxes
Income tax expense totaled $22.9 million for the second quarter 2024 as compared to $33.2 million and $51.8 million for the first quarter 2024 and second quarter 2023, respectively. Our effective tax rate was 24.5 percent, 25.6 percent and 27.1 percent for the second quarter 2024, first quarter 2024 and second quarter 2023, respectively. The decrease in the effective tax rate from the first quarter 2024 and second quarter 2023 was primarily due to lower pre-tax income and larger investments in tax credits.
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
Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes, return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its operating segments and no changes to the operating segments were determined necessary during the first half of 2024.
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
The following tables present the financial data for Valley's operating segments, and Treasury and Corporate Other for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,839,291	$40,181,610	$6,752,049	$56,772,950
Income (loss) before income taxes	15,702	130,736	(53,107)	93,331
Return on average interest earning assets (before tax)	0.64%	1.30%	(3.15)%	0.66%

	Three Months Ended June 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,638,329	$39,819,608	$7,893,871	$57,351,808
Income (loss) before income taxes	12,282	230,942	(52,405)	190,819
Return on average interest earning assets (before tax)	0.51%	2.32%	(2.66)%	1.33%
See Note 15 to the consolidated financial statements for additional details.
Consumer Banking Segment
The Consumer Banking segment represented 18.0 percent of our loan portfolio at June 30, 2024, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.2 percent of our loan portfolio at June 30, 2024) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (which represented 3.5 percent of total loans at June 30, 2024) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, brokerage, insurance and tax credit advisory services.
Consumer Banking’s average interest earning assets increased $201.0 million to $9.8 billion for the three months ended June 30, 2024 as compared to the same period of 2023. The increase was largely due to new residential mortgage loan volumes originated for investment rather than sale over the last 12-month period and, to a lesser extent, an increase in average auto loan balances.
Income before income taxes generated by the Consumer Banking segment increased $3.4 million to $15.7 million for the second quarter 2024 as compared to the second quarter 2023 and was mainly driven by a combination of increases in non-interest income and net interest income, partially offset by an increase in internal transfer expense and a higher provision for loan losses. The non-interest income increased $4.1 million mainly due to brokerage fees generated from certain private banking clients. See further details in the “Non-Interest Income” section of this MD&A. Net interest income for this segment increased $3.0 million mainly due to higher interest rates on new and adjustable loans, largely offset by an increase in funding costs driven by higher interest rates. The provision for loan losses increased $1.3 million for the second quarter 2024 as compared to the second quarter 2023 mainly due to loan growth. See further details in the “Allowance for Credit Losses” section of this MD&A.

Net interest margin on the Consumer Banking portfolio increased 7 basis points to 1.86 percent for the second quarter 2024 as compared to the second quarter 2023 mainly due to a 56 basis point increase in the yield on average loans, partially offset by a 49 basis point increase in the costs associated with our funding sources. The increase in our funding costs was mainly driven by higher interest rates on most of our interest bearing deposit products during the second quarter 2024. The 56 basis point increase in loan yield was largely due to higher yielding new loan volumes and adjustable rate loans in our portfolio. Our cost of total average deposits was 3.18 percent for the second quarter 2024 as compared to 2.45 percent for the second quarter 2023. See the “Executive Summary” and the “Net Interest Income” sections above for more details on our net interest margin and funding sources.
The return on average interest earning assets before income taxes for the Consumer Banking segment was 0.64 percent for the second quarter 2024 compared to 0.51 percent for the second quarter 2023.
Commercial Banking Segment
The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $9.5 billion and represented 18.8 percent of the total loan portfolio at June 30, 2024. Commercial real estate loans and construction loans totaled $31.8 billion and represented 63.2 percent of the total loan portfolio at June 30, 2024.
Average interest earning assets in Commercial Banking segment increased $362.0 million to $40.2 billion for the three months ended June 30, 2024 as compared to the second quarter 2023 primarily due to organic loan growth over the last 12 month period largely within the commercial real estate loan portfolio.
Income before income taxes for Commercial Banking decreased $100.2 million to $130.7 million for the three months ended June 30, 2024 as compared to the same period of 2023 mainly due to a combination of a higher provision for credit losses, a decrease in net interest income and higher internal transfer expense. The provision for credit losses increased $74.5 million to $77.3 million as compared to the same period in 2023 mainly due to higher quantitative reserves allocated to commercial real estate loans, commercial and industrial loan growth, and additional specific reserves and charge-offs associated with the revaluation of collateral dependent commercial loans at June 30, 2024. See details in the “Allowance for Credit Losses for Loans” section of this MD&A. Net interest income for this segment decreased $10.7 million to $355.4 million for the second quarter 2024 as compared to the same period in 2023 primarily due to the higher cost of funding and the inverted yield curve. Internal transfer expense also increased $11.1 million to $121.6 million for the three months ended June 30, 2024 as compared to the second quarter 2023.
The net interest margin for this segment decreased 15 basis points to 3.53 percent for the second quarter 2024 as compared to the second quarter 2023 due to a 49 basis point increase in the cost of our funding sources, partially offset by a 34 basis point increase in the yield on average loans.
The return on average interest earning assets before income taxes for the commercial banking segment was 1.30 percent for the three months ended June 30, 2024 compared to 2.32 percent for the same period in 2023.
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
Treasury and Corporate Other's average interest earning assets decreased $1.1 billion to $6.8 billion for the three months ended June 30, 2024 primarily due to a $1.4 billion decline in average interest bearing cash held overnight as our excess liquidity returned to more normalized levels in 2024 after being elevated in response to the bank failures in most of 2023.
For the three months ended June 30, 2024, loss before income taxes totaled $53.1 million compared to $52.4 million for the same period in 2023. The $702 thousand increase in the pre-tax loss during the second quarter 2024 was mainly driven by a decrease in net interest income on interest bearing deposits with banks combined with lower non-interest income. The negative impact of these items was largely offset by lower non-interest expense and higher internal transfer income. Non-interest expense decreased $5.1 million to $220.3 million during the three months ended June 30, 2024 as compared to the same period in 2023. The internal transfer income increased $14.2 million to $151.4 million for the three months ended June 30, 2024 as compared to the same period in 2023 due to higher allocations of the overhead expense to the Consumer Banking and Commercial Banking segments over the same period. See further details in the “Non-Interest Income” and “Non-Interest Expense” sections of this MD&A.
Treasury and Corporate Other's net interest margin decreased 45 basis points to 0.74 percent for the second quarter 2024 as compared to the second quarter 2023 due to a 49 basis point increase in cost of our funding sources, partly offset by a 4 basis point increase in the yield on average investments.
The following tables present the financial data for Valley's operating segments and Treasury and Corporate Other for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,817,377	$40,316,369	$6,562,128	$56,695,874
Income (loss) before income taxes	27,872	289,357	(94,445)	222,784
Annualized return on average interest earning assets (before tax)	0.57%	1.44%	(2.88)%	0.79%

	Six Months Ended June 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,557,669	$39,105,820	$7,699,305	$56,362,794
Income (loss) before income taxes	24,606	461,509	(91,580)	394,535
Annualized return on average interest earning assets (before tax)	0.51%	2.36%	(2.38)%	1.40%

Consumer Banking Segment

The Consumer Banking segment's average interest earning assets increased $259.7 million to $9.8 billion for the six months ended June 30, 2024 as compared to the same period in 2023. The increase was largely due to new residential mortgage loan volumes originated for investment rather than sale over the last 12-month period as well as growth in secured personal lines of credit and, to a lesser extent, an increase in average home equity loans.

Income before income taxes generated by Consumer Banking increased $3.3 million to $27.9 million for the six months ended June 30, 2024 as compared to the same period in 2023 and was mainly driven by a combination of an increase in non-interest income and lower provision for loan losses, largely offset by higher internal transfer expense and lower net interest income. The non-interest income increased $12.7 million mainly due to a higher volume of success fees and other related periodic fees generated by our tax credit advisory subsidiary, as well as brokerage fees generated from certain private banking clients. See further details in the “Non-Interest Income” section of this MD&A. Net interest income for this segment decreased $6.0 million mainly due to higher funding costs driven by higher interest rates. The provision for loan losses decreased $2.0 million for the six months ended June 30, 2024 mainly due to lower loan growth and an improved economic outlook as compared to one year ago. See further details in the “Allowance for Credit Losses” section of this MD&A.

Net interest margin on the Consumer Banking portfolio decreased 18 basis points to 1.76 percent for the six months ended June 30, 2024 as compared to the same period in 2023 mainly due to a 75 basis point increase in the costs associated with our funding sources, partially offset by a 57 basis point increase in the yield on average loans. The increase in our funding costs was mainly driven by higher interest rates on most of our interest bearing deposit products, as well as the mix of our adjustable rate and other borrowings during the six months ended June 30, 2024. The 57 basis point increase in loan yield was largely due to higher yielding new loan volumes and adjustable rate loans in our portfolio. See details in the “Executive Summary” and the “Net Interest Income” sections above for more details on our net interest margin and funding sources.
The return on average interest earning assets before income taxes for the Consumer Banking segment was 0.57 percent for the six months ended June 30, 2024 compared to 0.51 percent for the same period in 2023.
Commercial Banking Segment

Average interest earning assets in the Commercial Banking segment increased $1.2 billion to $40.3 billion for the six months ended June 30, 2024 as compared to the same period in 2023. This increase was primarily due to organic loan growth over the last 12 month period largely within the commercial real estate loan portfolio.

For the six months ended June 30, 2024, income before income taxes for Commercial Banking decreased $172.2 million to $289.4 million as compared to the same period in 2023 mainly driven by higher provision for credit losses and internal transfer expense and a decrease in net interest income. The provision for credit losses increased $113.6 million to $119.5 million during the six months ended June 30, 2024 as compared to the same period in 2023 mainly due to higher quantitative reserves allocated to commercial real estate loans, commercial and industrial loan growth, and additional specific reserves and charge-offs associated with the revaluation of collateral dependent commercial loans at June 30, 2024. See details in the “Allowance for Credit Losses for Loans” section of this MD&A. Net interest income for this segment decreased $26.0 million to $711.2 million for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to the higher cost of funding and the inverted yield curve. Internal transfer expense also increased $30.3 million to $258.3 million for the six months ended June 30, 2024 as compared to the same period in 2023. See further details in the “Non-Interest Income” and “Non-Interest Expense” sections of this MD&A.

The net interest margin for this segment decreased 24 basis points to 3.53 percent for the six months ended June 30, 2024 as compared to the same period in 2023 due to a 75 basis point increase in the cost of our funding sources, partially offset by a 51 basis point increase in yield on average loans.
The return on average interest earning assets before income taxes for the commercial banking segment was 1.44 percent for the six months ended June 30, 2024 compared to 2.36 percent for the same period in 2023.
Treasury and Corporate Other
Treasury and Corporate Other's average interest earning assets decreased $1.1 billion during the six months ended June 30, 2024 primarily due to a $1.3 billion decline in average interest bearing cash held overnight as our excess liquidity returned to more normalized levels in 2024 after being elevated in response to the bank failures in most of 2023.
The loss before income taxes totaled $94.4 million for the six months ended June 30, 2024 as compared to $91.6 million for the same period in 2023. The $2.9 million increase in pre-tax loss was mainly driven by a decrease in net interest income on interest bearing deposits with banks combined with lower non-interest income. Non-interest expense increased $3.5 million to $445.6 million for the six months ended June 30, 2024 as compared to the same period in 2023 largely due to a $13.1 million increase in the FDIC insurance assessment expense, partially offset by decreases in salary and employee benefits expense and professional and legal fees. See further details in the “Non-Interest Income” and “Non-Interest Expense” sections of this MD&A. The negative impact of these items was largely offset by higher internal transfer income and a decrease in the provision for credit losses. The internal transfer income increased $37.5 million to $321.1 million for the six months ended June 30, 2024 as compared to the same period in 2023 due to higher allocations of the overhead expense to the Consumer Banking and Commercial Banking segments over the same period. Provision for credit losses decreased $4.8 million mostly due to credit related impairment of one corporate bond issued by Signature Bank during the six months ended June 30, 2023.
Treasury and Corporate Other's net interest margin decreased 67 basis points to 0.68 percent for the six months ended June 30, 2024 as compared to the same period in 2023 due to a 75 basis point increase in cost of our funding sources, partially offset by an 8 basis point increase in the yield on average investments. The increase in the yield on average investments as compared to the same period in 2023 was largely driven by new higher yielding investments and a reduction in premium amortization expense mostly caused by slower principal repayments in the elevated market interest rate environment.
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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumptions of certain assets and liabilities as of June 30, 2024. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of June 30, 2024. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2024. Although the size of Valley’s balance sheet is forecasted to remain static as of June 30, 2024, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter 2024. The model utilizes an immediate parallel shift in market interest rates at June 30, 2024.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$140,214	8.42%
+200	91,871	5.52
+100	43,707	2.62
–100	(60,433)	(3.63)
–200	(115,201)	(6.92)
–300	(169,593)	(10.19)
As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to decrease net interest income over the next 12-month period by 3.63 percent. Management believes the interest rate sensitivity of our balance sheet remains within an expected tolerance range at June 30, 2024. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.

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
The following table presents Valley's loan to deposits and wholesale funding to total funding ratios at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Loans to deposits	100.4%	102.0%
Wholesale funding to total funding	22.6	19.5
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
The following table summarizes Valley's sources of liquid assets:

	June 30, 2024	December 31, 2023
	(in thousands)
Cash and due from banks	$478,006	$284,090
Interest bearing deposits with banks	531,067	607,135
Trading debt securities	3,979	3,973
Held to maturity debt securities (1)	204,732	194,094
Available for sale debt securities (2)	2,212,092	1,296,576
Loans held for sale	19,887	30,640
Total liquid assets	$3,449,763	$2,416,508

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.
(2)     Includes approximately $1.7 billion and $840.3 million of various investment securities that were pledged to counterparties to support our earning asset funding strategies at June 30, 2024 and December 31, 2023, respectively.
Total liquid assets represented 6.1 percent and 4.3 percent of interest earning assets at June 30, 2024 and December 31, 2023, respectively.

Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At June 30, 2024, estimated cash inflows from total loans are projected to be approximately $14.1 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $432.0 million in principal payments from securities in the total investment portfolio at June 30, 2024 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $40.2 billion and $37.6 billion for the six months ended June 30, 2024 and for the year ended December 31, 2023, respectively, representing 70.8 percent and 66.6 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.
In addition to customer deposits, the Bank has access to readily available borrowing sources to supplement its current and projected funding needs. The following table presents short-term borrowings outstanding at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
FHLB advances	$—	$850,000
Securities sold under agreements to repurchase	63,770	67,834
Total short-term borrowings	$63,770	$917,834
The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
FHLB borrowing capacity*	$9,235,878	$13,604,000
Unused FRB discount window*	10,162,000	8,530,000
Unused federal funds lines available from commercial banks	2,140,000	2,140,000
Unencumbered investment securities	1,069,244	1,129,000
Total	$22,607,122	$25,403,000

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
Investment Securities Portfolio
As of June 30, 2024, we had $69.1 million, $2.2 billion, and $3.7 billion in equity, AFS debt and HTM debt securities, respectively. We also had $4.0 million of trading securities consisting of U.S. Treasury securities at June 30, 2024. The AFS and HTM debt securities portfolios, which comprise the majority of the securities we own, include: U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our AFS debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consist of two publicly traded mutual funds, CRA investments and several other equity investments we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities.
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
We have evaluated all AFS debt securities that are in an unrealized loss position as of June 30, 2024 and December 31, 2023 and determined that the declines in fair value were mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. During the first quarter 2023, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in both a provision for credit losses and full charge-off of the security totaling $5.0 million based on a comparison of the present value of expected cash flows to the amortized cost. The bond was subsequently sold and the sale resulted in a $869 thousand gain during the fourth quarter 2023. There was no other impairment recognized within the AFS debt securities portfolio during the three and six months ended June 30, 2024 and June 30, 2023.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of our amortized cost basis. None of the AFS debt securities were past due as of June 30, 2024 and there was no allowance for credit losses for AFS debt securities at June 30, 2024 and December 31, 2023.
Held to maturity debt securities. Valley estimates the expected credit losses on HTM debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the HTM portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss expectations, we utilize a third party discounted cash flow model. The assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. HTM debt securities were carried net of an allowance for credit losses totaling approximately $1.1 million and $1.2 million at June 30, 2024 and December 31, 2023, respectively.
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
The following table presents the available for sale and held to maturity debt investment securities portfolios by investment grades at June 30, 2024:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades:
AAA/AA/A Rated	$2,169,596	$1,588	$(160,617)	$2,010,567
BBB Rated	86,557	—	(3,821)	82,736
Not rated	135,401	59	(16,671)	118,789
Total	$2,391,554	$1,647	$(181,109)	$2,212,092
Held to maturity investment grades:
AAA/AA/A Rated	$3,477,942	$2,011	$(498,916)	$2,981,037
BBB Rated	6,000	—	(490)	5,510
Non-investment grade	5,248	—	(596)	4,652
Not rated	162,264	—	(13,515)	148,749
Total	$3,651,454	$2,011	$(513,517)	$3,139,948
Allowance for credit losses	1,090	—	—	1,090
Total, net of allowance for credit losses	$3,650,364	$2,011	$(513,517)	$3,138,858

The unrealized losses in the AAA/AA/A rated categories of both the AFS and HTM debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continue to be driven by the higher market interest rate environment. The investment securities AFS and HTM portfolios included $135.4 million and $162.3 million, respectively, of investments not rated by the rating agencies with aggregate unrealized losses of $16.7 million and $13.5 million, respectively, at June 30, 2024. The unrealized losses within non-rated AFS debt securities mostly related to several large corporate bonds negatively impacted by rising interest rates, and not changes in underlying credit. The unrealized losses within non-rated HTM debt securities mostly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.1 million with $7.2 million gross unrealized losses and several corporate debt securities that were negatively impacted by rising interest rates, and not changes in their underlying credit.
See Note 6 to the consolidated financial statements for additional information regarding our investment securities portfolio.

Loan Portfolio
The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2024	March 31, 2024	December 31, 2023
	($ in thousands)
Loans
Commercial and industrial	$9,479,147	$9,104,193	$9,230,543
Commercial real estate:
Non-owner occupied (1)	13,710,015	14,962,851	15,078,464
Multifamily (2)	8,976,264	8,818,263	8,860,219
Owner occupied (1)	5,536,844	4,367,839	4,304,556
Total	28,223,123	28,148,953	28,243,239
Construction	3,545,723	3,556,511	3,726,808
Total commercial real estate	31,768,846	31,705,464	31,970,047
Residential mortgage	5,627,113	5,618,355	5,569,010
Consumer:
Home equity	566,467	564,083	559,152
Automobile	1,762,852	1,700,508	1,620,389
Other consumer	1,107,277	1,229,439	1,261,154
Total consumer loans	3,436,596	3,494,030	3,440,695
Total loans (3)	$50,311,702	$49,922,042	$50,210,295
As a percent of total loans:
Commercial and industrial	18.8%	18.2%	18.4%
Non-owner occupied	27.3	30.0	30.0
Multifamily	17.9	17.7	17.7
Owner occupied	11.0	8.7	8.6
Construction	7.0	7.1	7.4
Total Commercial real estate	63.2	63.5	63.7
Residential mortgage	11.2	11.3	11.1
Consumer loans	6.8	7.0	6.8
Total	100.0%	100.0%	100.0%

(1)
Reflects approximately $1.1 billion of non-owner occupied loans reclassified to owner occupied loans at June 30, 2024 based upon Valley's re-assessment of such loans under the applicable bank regulatory guidance.

(2)
Includes loans collateralized by properties that are greater than 50 percent rent regulated totaling approximately $528 million, $531 million and $545 million at June 30, 2024, March 31, 2024 and December 31, 2023, respectively.

(3)	Includes net unearned discount and deferred loan fees of $61.6 million, $71.8 million and $85.4 million at June 30, 2024, March 31, 2024 and December 31, 2023, respectively.
Total loans increased $389.7 million, or 3.1 percent on an annualized basis, to $50.3 billion at June 30, 2024 from March 31, 2024 mainly as a result of our focus on new commercial and industrial loan production during the second quarter 2024. Loans held for sale decreased $41.9 million to $19.9 million at June 30, 2024 from March 31, 2024 mostly due to the previously disclosed sale of $34.1 million of construction loans at par during April 2024. Loans held for sale are presented separately from total loans on the consolidated statements of financial condition totaling $19.9 million and $61.8 million at June 30, 2024 and March 31, 2024, respectively.
Commercial and industrial loans increased $375.0 million to $9.5 billion at June 30, 2024 from March 31, 2024 mainly as a result of our focus on new loan production from specialized industries and organic loan growth during the second quarter 2024.
Commercial real estate loans (excluding construction loans) increased $74.2 million to $28.2 billion at June 30, 2024 from March 31, 2024 due, in part, to an increase in multifamily loans during the second quarter 2024 as a result of the conversion to permanent financing of certain construction loans. During the second quarter 2024, we reassessed the loan classification of skilled nursing facility loans based on the qualifying criteria for owner occupied loans outlined in the applicable bank regulatory reporting guidance. As a result, we reclassified loans totaling approximately $1.1 billion from non-owner occupied to owner occupied loans at June 30, 2024 (as reflected in the table above). Overall, we continue to be selective in our organic commercial real estate loan originations, which primarily consist of loans to existing and other well-established clients within our markets of Florida, New Jersey, New York and Manhattan. The commercial real estate loan portfolio had a combined weighted average loan to value ratio of 57 percent and debt service coverage ratio of 1.64 at June 30, 2024. Commercial real estate collateralized by office buildings totaled approximately $3.3 billion at June 30, 2024 and remained relatively unchanged as compared to March 31, 2024. Our loans collateralized by office buildings had a combined weighted average loan to value rate of 55 percent and debt service coverage ratio of 1.63 at June 30, 2024.
Construction loans decreased $10.8 million to $3.5 billion at June 30, 2024 from March 31, 2024 partly due to the migration of completed projects to both internal and external permanent financing and a low level of new advances on existing projects.
Residential mortgage loans totaled $5.6 billion at June 30, 2024 and only increased $8.8 million from March 31, 2024. New and refinanced residential mortgage loan originations totaled $135.4 million for the second quarter 2024 as compared to $115.0 million and $188.0 million for the first quarter 2024 and second quarter 2023, respectively. During the second quarter 2024, we retained approximately 61.9 percent of the total residential mortgage originations in our held for investment loan portfolio. The volume of primarily new home loan applications remained relatively low in the early stages of the third quarter 2024 largely due to the higher level of mortgage interest rates which may continue to challenge our ability to grow this loan category.
Home equity loans increased $2.4 million to $566.5 million at June 30, 2024 compared to March 31, 2024 as new home equity loan originations and customer utilization of lines of credit remained challenged due to the unfavorable high interest rate environment.
Automobile loans increased by $62.3 million, or 14.7 percent on an annualized basis, to $1.8 billion at June 30, 2024 as compared to March 31, 2024 as application volume from our indirect auto dealer network remained strong during the second quarter 2024.
Other consumer loans decreased $122.2 million to $1.1 billion at June 30, 2024 as compared to March 31, 2024, primarily due to the negative impact of high market interest rates on the demand and usage of collateralized personal lines of credit.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island and Florida. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
Looking forward to third quarter 2024 and beyond, we expect to remain highly selective on new loan originations and generally supportive of compelling projects led by our high quality and tenured customer base. We will continue to focus our new origination efforts on traditional commercial and industrial, owner-occupied real estate and healthcare and controlling non-owner occupied and multifamily originations in efforts to reduce our commercial real estate concentration level. For the second half of 2024, we currently expect low single digits annualized loan growth as compared to total loans of $50.3 billion at June 30, 2024.
Non-performing Assets
NPAs include non-accrual loans, OREO, and other repossessed assets (which primarily consist of automobiles and taxi medallions) at June 30, 2024. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at lower of cost or fair value, less estimated cost to sell.
Our NPAs increased $24.2 million to $312.9 million at June 30, 2024 as compared to March 31, 2024 mainly due to higher non-accrual commercial real estate loan balances. NPAs as a percentage of total loans and NPAs totaled 0.62 percent and 0.58 percent at June 30, 2024 and March 31, 2024, respectively (as shown in the table below). We believe our total NPAs has remained relatively low as a percentage of the total loan portfolio and NPAs, which is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the “Credit quality indicators” section in Note 7 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality, and we remain optimistic regarding the overall future performance of our loan portfolio. During the six months ended June 30, 2024, most of our credit trends have remained generally stable, and the majority of our borrowers continued to demonstrate resilience despite the impact of higher borrowing costs, elevated inflation, labor costs and other factors. We continue to proactively monitor our commercial loans for potential negative trends/borrower weakness due to the current operating environment and internally risk rate them accordingly. However, management cannot provide assurance that the non-performing assets will not increase from the levels reported at June 30, 2024 due to the aforementioned or other factors potentially impacting our lending customers.

The following table sets forth by loan category accruing past due and non-performing assets at the dates indicated in conjunction with our asset quality ratios:

	June 30, 2024	March 31, 2024	December 31, 2023
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$5,086	$6,202	$9,307
Commercial real estate	1,879	5,791	3,008
Residential mortgage	17,389	20,819	26,345
Total consumer	21,639	14,032	20,554
Total 30 to 59 days past due	45,993	46,844	59,214
60 to 89 days past due:
Commercial and industrial	1,621	2,665	5,095
Commercial real estate	—	3,720	1,257
Residential mortgage	6,632	5,970	8,200
Total consumer	3,671	1,834	4,715
Total 60 to 89 days past due	11,924	14,189	19,267
90 or more days past due:
Commercial and industrial	2,739	5,750	5,579
Commercial real estate	4,242	—	—
Construction	3,990	3,990	3,990
Residential mortgage	2,609	2,884	2,488
Total consumer	898	731	1,088
Total 90 or more days past due	14,478	13,355	13,145
Total accruing past due loans	$72,395	$74,388	$91,626
Non-accrual loans:
Commercial and industrial	$102,942	$102,399	$99,912
Commercial real estate	123,011	100,052	99,739
Construction	45,380	51,842	60,851
Residential mortgage	28,322	28,561	26,986
Total consumer	3,624	4,438	4,383
Total non-accrual loans	303,279	287,292	291,871
Other real estate owned (OREO)	8,059	88	71
Other repossessed assets	1,607	1,393	1,444
Total non-performing assets (NPAs)	$312,945	$288,773	$293,386
Total non-accrual loans as a % of loans	0.60%	0.58%	0.58%
Total NPAs as a % of loans and NPAs	0.62	0.58	0.58
Total accruing past due and non-accrual loans as a % of loans	0.75	0.72	0.76
Allowance for loan losses as a % of non-accrual loans	171.23	163.33	152.83
Loans 30 to 59 days past due decreased $851 thousand to $46.0 million at June 30, 2024 as compared to March 31, 2024 mainly due to improved performance across the most loan categories, largely offset by higher personal lines of credit delinquencies within consumer loans.
Loans 60 to 89 days past due decreased $2.3 million to $11.9 million at June 30, 2024 as compared to March 31, 2024 mostly due to a commercial real estate loan relationship totaling $3.7 million at March 31, 2024 that migrated from this past due category to non-accrual loans during the second quarter 2024.

Loans 90 days or more past due and still accruing interest increased $1.1 million to $14.5 million at June 30, 2024 as compared to March 31, 2024 largely due to one matured commercial real estate loan in the process of collection, partially offset by lower commercial and industrial delinquencies within the category. All loans 90 days or more past due and still accruing interest are well-secured and in the process of collection.
Non-accrual loans increased $16.0 million to $303.3 million at June 30, 2024 as compared to $287.3 million at March 31, 2024. Non-accrual commercial real estate loans increased $23.0 million to $123.0 million at June 30, 2024 as compared to March 31, 2024 mainly due to two additional non-performing loan relationships totaling a combined $24.1 million which were placed on non-accrual status during the second quarter 2024. Non-accrual construction loans decreased $6.5 million to $45.4 million at June 30, 2024 as compared to March 31, 2024 mainly due to the repayment of one loan totaling $5.2 million during the second quarter 2024.
Non-performing taxi medallion loans included in non-accrual commercial and industrial loans totaled $52.6 million at June 30, 2024 and had related reserves of $28.0 million, or 53.3 percent of such loans, within the allowance for loan losses as compared to $53.0 million of loans with related reserves of $28.2 million at March 31, 2024. Potential further declines in the market valuation of taxi medallions and the current operating environment mainly within New York City may further negatively impact the performance of this portfolio.
OREO increased $8.0 million at June 30, 2024 from March 31, 2024 due to the foreclosure and transfer of two commercial real estate properties from the loan portfolio during the second quarter 2024. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.5 million and $1.6 million at June 30, 2024 and December 31, 2023, respectively.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at June 30, 2024, are well secured and largely collectable, based in part on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in the net realizable value for collateral dependent loans is charged-off when a loan is 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. For performing non-accrual loans, the collateral valuation shortfall results in an allocation of specific reserves within our allowance for credit losses for loans.
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
Valley utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan on a straight-line basis. The forecasts consist of a multi-scenario economic forecast model to estimate future credit losses and are governed by a cross-functional committee. The committee meets each quarter to determine which economic scenarios developed by Moody's will be incorporated into the model, as well as the relative probability weightings of the selected scenarios, based upon all readily available information. The model projects economic variables under each scenario based on detailed statistical analyses. We have identified and selected key variables that most closely correlated to our historical credit performance, which include GDP, unemployment and the Case-Shiller Home Price Index.
At June 30, 2024, Valley maintained the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with less emphasis on the S-3 downside and S-1 upside scenarios. The probability weightings were unchanged from March 31, 2024 and December 31, 2023. At June 30, 2024, the standalone Moody's Baseline scenario reflected a more optimistic outlook as compared to March 31, 2024 in terms of most metrics highlighted below.
At June 30, 2024, the Moody's Baseline forecast included the following specific assumptions:
•GDP expansion of approximately 2.1 percent in the third quarter 2024;
•Unemployment of 4.0 percent in the second quarter 2024 and approximately 4.0 to 4.1 percent over the remainder of the forecast period ending in the second quarter 2026;
•Inflation continues to slow, but at a slower than expected rate. The inflation rate was at 3.3 percent in May 2024 and was mostly driven by an increased shelter inflation component; and
•The Federal Reserve continues to pause with the federal funds rate at 5.25 - 5.50 percent and two potential rate cuts totaling 0.50 percent during the remainder of 2024.

See more details regarding our allowance for credit losses for loans in Note 7 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in thousands)
Allowance for credit losses for loans
Beginning balance	$487,269	$465,550	$460,969	$465,550	$483,255
Impact of the adoption of ASU No. 2022-02 (1)	—	—	—	—	(1,368)
Beginning balance, adjusted	487,269	465,550	460,969	465,550	481,887
Loans charged-off:
Commercial and industrial	(14,721)	(14,293)	(3,865)	(29,014)	(29,912)
Commercial real estate	(22,144)	(1,204)	(2,065)	(23,348)	(2,065)
Construction	(212)	(7,594)	(4,208)	(7,806)	(9,906)
Residential mortgage	—	—	(149)	—	(149)
Total consumer	(1,262)	(1,809)	(1,040)	(3,071)	(1,868)
Total loans charged-off	(38,339)	(24,900)	(11,327)	(63,239)	(43,900)
Charged-off loans recovered:
Commercial and industrial	742	682	2,173	1,424	3,572
Commercial real estate	150	241	4	391	28
Residential mortgage	5	25	135	30	156
Total consumer	603	397	390	1,000	1,151
Total loans recovered	1,500	1,345	2,702	2,845	4,907
Total net loan charge-offs	(36,839)	(23,555)	(8,625)	(60,394)	(38,993)
Provision charged for credit losses	82,111	45,274	6,332	127,385	15,782
Ending balance	$532,541	$487,269	$458,676	$532,541	$458,676
Components of allowance for credit losses for loans:
Allowance for loan losses	$519,310	$469,248	$436,432	$519,310	$436,432
Allowance for unfunded credit commitments	13,231	18,021	22,244	13,231	22,244
Allowance for credit losses for loans	$532,541	$487,269	$458,676	$532,541	$458,676
Components of provision for credit losses for loans:
Provision for credit losses for loans	$86,901	$46,723	$8,159	$133,624	$18,138
Credit for unfunded credit commitments	(4,790)	(1,449)	(1,827)	(6,239)	(2,356)
Total provision for credit losses for loans	$82,111	$45,274	$6,332	$127,385	$15,782
Allowance for credit losses for loans as a % of total loans	1.06%	0.98%	0.92%	1.06%	0.92%

(1) Represents the opening adjustment for the adoption of ASU No. 2022-02 effective January 1, 2023.

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(13,979)	$(13,611)	$(1,692)	$(27,590)	$(26,340)
Commercial real estate	(21,994)	(963)	(2,061)	(22,957)	(2,037)
Construction	(212)	(7,594)	(4,208)	(7,806)	(9,906)
Residential mortgage	5	25	(14)	30	7
Total consumer	(659)	(1,412)	(650)	(2,071)	(717)
Total	$(36,839)	$(23,555)	$(8,625)	$(60,394)	$(38,993)
Average loans outstanding
Commercial and industrial	$9,173,875	$9,235,707	$9,043,832	$9,204,791	$8,947,177
Commercial real estate	28,237,513	28,259,701	27,808,278	28,248,606	27,184,347
Construction	3,526,421	3,693,343	3,787,183	3,609,882	3,784,233
Residential mortgage	5,631,214	5,600,135	5,489,501	5,615,675	5,426,949
Total consumer	3,451,878	3,457,705	3,329,143	3,454,792	3,320,364
Total	$50,020,901	$50,246,591	$49,457,937	$50,133,746	$48,663,070
Annualized net loan charge-offs to average loans outstanding
Commercial and industrial	0.61%	0.59%	0.07%	0.60%	0.59%
Commercial real estate	0.31	0.01	0.03	0.16	0.01
Construction	0.02	0.82	0.44	0.43	0.52
Residential mortgage	0.00	0.00	0.00	0.00	0.00
Total consumer	0.08	0.16	0.08	0.12	0.04
Total annualized net loan charge-offs to total average loans outstanding	0.29	0.19	0.07	0.24	0.16
Net loan charge-offs totaled $36.8 million for the second quarter 2024 as compared to $23.6 million and $8.6 million for the first quarter 2024 and second quarter 2023, respectively. Gross loan charge-offs for the second quarter 2024 included (i) partial charge-offs totaling $20.6 million related to a single non-performing commercial real estate loan relationship and (ii) $11.0 million of partial loan charge-offs related to one commercial and industrial loan (with prior reserves within the allowance for loan losses totaling $8.0 million at March 31, 2024).
While the amount of net loan charge-offs (as presented in the above table) has increased in the second quarter 2024, the relatively low level of individual loan charge-offs has continued to trend within management's expectations for the credit quality of the loan portfolio at June 30, 2024.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2024		March 31, 2024		June 30, 2023
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$149,243	1.57%	$138,593	1.52%	$128,245	1.38%
Commercial real estate loans:
Commercial real estate	246,316	0.87	209,355	0.74	194,177	0.70
Construction	54,777	1.54	56,492	1.59	45,518	1.19
Total commercial real estate loans	301,093	0.95	265,847	0.84	239,695	0.76
Residential mortgage loans	47,697	0.85	44,377	0.79	44,153	0.79
Consumer loans:
Home equity	3,077	0.54	2,809	0.50	4,020	0.75
Auto and other consumer	18,200	0.63	17,622	0.60	20,319	0.70
Total consumer loans	21,277	0.62	20,431	0.58	24,339	0.71
Allowance for loan losses	519,310	1.03	469,248	0.94	436,432	0.88
Allowance for unfunded credit commitments	13,231		18,021		22,244
Total allowance for credit losses for loans	$532,541		$487,269		$458,676
Allowance for credit losses for loans as a % of total loans		1.06%		0.98%		0.92%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 1.06 percent at June 30, 2024 as compared to 0.98 percent and 0.92 percent at March 31, 2024 and June 30, 2023, respectively. During the second quarter 2024, we recorded a provision for credit losses for loans of $82.1 million as compared to $45.3 million and $6.3 million for the first quarter 2024 and second quarter 2023, respectively. The increase in the second quarter 2024 provision was mainly due to higher quantitative reserves allocated to commercial real estate loans, commercial and industrial loan growth, and additional specific reserves and charge-offs associated with the revaluation of collateral dependent commercial loans at June 30, 2024.
The allowance for unfunded credit commitments declined to $13.2 million at June 30, 2024 mainly due to a continued decline in the level of our commercial real estate loan commitments pipeline.
Our provision for credit losses could remain elevated during the remainder of 2024 due to several factors, including, but not limited to, the impact of future changes in (1) our economic outlook, (2) the overall performance of our loan portfolio, (3) potential downgrades in the internal risk classification of commercial loans and (4) the composition of our loan portfolio, including targeted growth in loan categories not secured by real estate such as commercial and industrial loans.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At both June 30, 2024 and December 31, 2023, shareholders' equity totaled approximately $6.7 billion which represented 10.9 percent and 11.0 percent of total assets, respectively.

During the six months ended June 30, 2024, total shareholders’ equity increased by approximately $36.3 million primarily due to the following:
•net income of $166.7 million, and
•a $7.5 million increase attributable to the effect of our stock incentive plan, partially offset by
•cash dividends declared on common and preferred stock totaling a combined $121.7 million, and
•other comprehensive loss of $16.2 million.
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
Valley is required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and a minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of June 30, 2024 and December 31, 2023, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final rule as of August 26, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and will increase 25 percent per year until fully phased-in on January 1, 2025. As of June 30, 2024, approximately $35.5 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk-based capital ratios by approximately 9 basis points.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at June 30, 2024 and December 31, 2023:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2024
Total Risk-based Capital
Valley	$5,954,925	12.17%	$5,139,736	10.50%	N/A	N/A
Valley National Bank	5,903,110	12.06	5,138,202	10.50	$4,893,526	10.00%
Common Equity Tier 1 Capital
Valley	4,675,635	9.55	3,426,491	7.00	N/A	N/A
Valley National Bank	5,457,352	11.15	3,425,468	7.00	3,180,792	6.50
Tier 1 Risk-based Capital
Valley	4,885,167	9.98	4,160,739	8.50	N/A	N/A
Valley National Bank	5,457,352	11.15	4,159,497	8.50	3,914,821	8.00
Tier 1 Leverage Capital
Valley	4,885,167	8.19	2,387,140	4.00	N/A	N/A
Valley National Bank	5,457,352	9.15	2,386,758	4.00	2,983,448	5.00
As of December 31, 2023
Total Risk-based Capital
Valley	$5,855,633	11.76%	$5,228,447	10.50%	N/A	N/A
Valley National Bank	5,794,213	11.64	5,228,403	10.50	$4,979,431	10.00%
Common Equity Tier 1 Capital
Valley	4,623,473	9.29	3,485,631	7.00	N/A	N/A
Valley National Bank	5,420,894	10.89	3,485,602	7.00	3,236,630	6.50
Tier 1 Risk-based Capital
Valley	4,838,314	9.72	4,232,552	8.50	N/A	N/A
Valley National Bank	5,420,894	10.89	4,232,517	8.50	3,983,545	8.00
Tier 1 Leverage Capital
Valley	4,838,314	8.16	2,372,129	4.00	N/A	N/A
Valley National Bank	5,420,894	9.14	2,372,322	4.00	2,965,403	5.00
The increases in the total risk-based capital, common equity Tier 1 capital, and Tier 1 capital ratios at June 30, 2024 as compared to December 31, 2023 were largely due to the credit risk transfer transaction related to a portion of the automobile loan portfolio executed in June 2024. See the "Executive Summary" section for more details.
On August 5, 2024, Valley issued 6.0 million shares of its 8.250 percent Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, no par value per share, with a liquidation preference of $25 per share. Net proceeds to Valley after deducting underwriting discounts, commissions and offering expenses were $144.7 million and are expected to enhance our regulatory capital and ratios reported at September 30, 2024. Valley intends to use the proceeds for general corporate purposes and investments in Valley National Bank for future growth.

The following table sets forth Valley’s (1) actual capital positions and ratios under Basel III risk-based capital guidelines at June 30, 2024 and (2) on an adjusted basis to give effect to the Series C preferred stock, net of issuance costs.

	Actual		As Adjusted
	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2024
Total Risk-based Capital	$5,954,925	12.17%	$6,099,579	12.46%
Common Equity Tier 1 Capital	4,675,635	9.55	4,675,635	9.55
Tier 1 Risk-based Capital	4,885,167	9.98	5,029,821	10.28
Tier 1 Leverage Capital	4,885,167	8.19	5,029,821	8.41
See Note 1 to the consolidated financial statements for more details on the Series C preferred stock.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 29.0 percent for the six months ended June 30, 2024 as compared to 53.7 percent for the year ended December 31, 2023. The decline in the retention ratio during the first half of 2024 was partly due to the increased provision for credit losses during the second quarter 2024.
Cash dividends declared amounted to $0.22 per common share for each of the six months ended June 30, 2024 and 2023. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the Federal Reserve or the OCC regarding the current level of its quarterly common stock dividend. However, the Federal Reserve has reiterated its long-standing guidance in recent years that banking organizations should consult them before declaring dividends in excess of earnings for the corresponding quarter. The renewed guidance was largely due to the increased risk of the COVID-19 pandemic and other factors negatively impacting the future level of bank earnings. See Item 1A. Risk Factors of Valley's Annual Report for additional information.
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
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 70 for a discussion of interest rate risk.

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
(b) Changes in internal control over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2024 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2024 to April 30, 2024	96,354	$7.96	—	25,000,000
May 1, 2024 to May 31, 2024	6,661	7.48	—	25,000,000
June 1, 2024 to June 30, 2024	10,268	7.13	—	25,000,000
Total	113,283	$7.86	—

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
a.None.
b.None.
c.During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q Quarterly Report filed on August 7, 2020.
	(3.2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K Current Report filed on August 5, 2024.
	(3.3)	By-laws of the Company, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K Current Report filed on October 24, 2018.
(10)	Material Contracts:
(10.1)
Underwriting Agreement, dated July 29, 2024, by and among the Company, Valley National Bank, and Morgan Stanley & Co. LLC, BofA Securities, Inc., J.P. Morgan Securities LLC, UBS Securities LLC, Wells Fargo Securities, LLC and Keefe, Bruyette & Woods, Inc., as representatives of the underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K Current Report filed on July 31, 2024.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
August 8, 2024	Ira Robbins
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
August 8, 2024	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)