Form 10-Q
period 2024-09-30
VALLEY NATIONAL BANCORP
filed 2024-11-12
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-11277
 Valley National Bancorp
(Exact name of registrant as specified in its charter)

New Jersey		22-2477875
(State or other jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

One Penn Plaza
New York,	NY	10119
(Address of principal executive office)		(Zip code)
973-305-8800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common Stock, no par value	VLY	The Nasdaq Stock Market LLC
Non-Cumulative Perpetual Preferred Stock, Series A, no par value	VLYPP	The Nasdaq Stock Market LLC
Non-Cumulative Perpetual Preferred Stock, Series B, no par value	VLYPO	The Nasdaq Stock Market LLC
Non-Cumulative Perpetual Preferred Stock, Series C, no par value	VLYPN	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 509,368,014 shares were outstanding as of November 8, 2024.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for share data)	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Cash and due from banks	$511,945	$284,090
Interest bearing deposits with banks	527,960	607,135
Investment securities:
Equity securities	73,071	64,464
Trading debt securities	3,996	3,973
Available for sale debt securities	2,602,260	1,296,576
Held to maturity debt securities (net of allowance for credit losses of $1,076 at September 30, 2024 and $1,205 at December 31, 2023)	3,573,960	3,739,208
Total investment securities	6,253,287	5,104,221
Loans held for sale (includes fair value of $17,153 at September 30, 2024 and $20,640 at December 31, 2023 for loans originated for sale)	843,201	30,640
Loans	49,355,319	50,210,295
Less: Allowance for loan losses	(548,327)	(446,080)
Net loans	48,806,992	49,764,215
Premises and equipment, net	356,649	381,081
Lease right of use assets	335,032	343,461
Bank owned life insurance	730,081	723,799
Accrued interest receivable	250,131	245,498
Goodwill	1,868,936	1,868,936
Other intangible assets, net	135,478	160,331
Other assets	1,472,640	1,421,567
Total Assets	$62,092,332	$60,934,974
Liabilities
Deposits:
Non-interest bearing	$11,153,754	$11,539,483
Interest bearing:
Savings, NOW and money market	25,069,405	24,526,622
Time	14,172,807	13,176,724
Total deposits	50,395,966	49,242,829
Short-term borrowings	58,268	917,834
Long-term borrowings	3,274,340	2,328,375
Junior subordinated debentures issued to capital trusts	57,368	57,108
Lease liabilities	394,971	403,781
Accrued expenses and other liabilities	939,039	1,283,656
Total Liabilities	55,119,952	54,233,583
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at September 30, 2024 and December 31, 2023)	111,590	111,590
Series B (4,000,000 shares issued at September 30, 2024 and December 31, 2023)	98,101	98,101
Series C (6,000,000 shares issued at September 30, 2024)	144,654	—
Common stock (no par value, authorized 650,000,000 shares; issued 509,252,936 shares at September 30, 2024 and 507,896,910 shares at December 31, 2023)	178,661	178,187
Surplus	5,002,718	4,989,989
Retained earnings	1,551,428	1,471,371
Accumulated other comprehensive loss	(114,772)	(146,456)
Treasury stock, at cost (186,983 common shares at December 31, 2023)	—	(1,391)
Total Shareholders’ Equity	6,972,380	6,701,391
Total Liabilities and Shareholders’ Equity	$62,092,332	$60,934,974
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Income
Interest and fees on loans	$786,680	$753,638	$2,329,197	$2,124,036
Interest and dividends on investment securities:
Taxable	49,700	32,383	125,957	96,591
Tax-exempt	4,855	4,585	14,450	15,485
Dividends	5,929	5,299	19,098	18,001
Interest on federal funds sold and other short-term investments	13,385	17,113	33,969	66,594
Total interest income	860,549	813,018	2,522,671	2,320,707
Interest Expense
Interest on deposits:
Savings, NOW and money market	235,371	201,916	699,474	517,524
Time	174,741	164,336	486,248	370,398
Interest on short-term borrowings	451	5,189	21,754	89,345
Interest on long-term borrowings and junior subordinated debentures	39,488	29,159	109,464	75,237
Total interest expense	450,051	400,600	1,316,940	1,052,504
Net Interest Income	410,498	412,418	1,205,731	1,268,203
(Credit) provision for credit losses for available for sale and held to maturity securities	(14)	(30)	(129)	4,675
Provision for credit losses for loans	75,038	9,147	202,423	24,929
Net Interest Income After Provision for Credit Losses	335,474	403,301	1,003,437	1,238,599
Non-Interest Income
Wealth management and trust fees	15,125	11,417	46,191	32,180
Insurance commissions	2,880	2,336	9,089	7,895
Capital markets	6,347	7,141	19,796	35,000
Service charges on deposit accounts	12,826	10,952	35,287	31,970
Gains (losses) on securities transactions, net	47	(398)	99	197
Fees from loan servicing	3,443	2,681	9,322	8,054
(Losses) gains on sales of loans, net	(3,644)	2,023	(1,142)	3,752
Gains on sales of assets, net	55	6,653	3,747	6,938
Bank owned life insurance	5,387	2,709	13,167	7,736
Other	18,205	13,150	37,743	39,316
Total non-interest income	60,671	58,664	173,299	173,038
Non-Interest Expense
Salary and employee benefits expense	138,832	137,292	421,478	431,872
Net occupancy expense	26,973	24,675	75,548	73,880
Technology, furniture and equipment expense	28,962	37,320	99,627	106,304
FDIC insurance assessment	14,792	7,946	47,474	27,527
Amortization of other intangible assets	8,692	9,741	26,672	30,072
Professional and legal fees	14,118	17,109	48,521	55,329
Amortization of tax credit investments	5,853	4,191	17,206	13,462
Other	31,249	28,859	90,752	83,824
Total non-interest expense	269,471	267,133	827,278	822,270
Income Before Income Taxes	126,674	194,832	349,458	589,367
Income tax expense	28,818	53,486	84,898	162,410
Net Income	97,856	141,346	264,560	426,957
Dividends on preferred stock	6,117	4,127	14,344	12,031
Net Income Available to Common Shareholders	$91,739	$137,219	$250,216	$414,926

Earnings Per Common Share:
Basic	$0.18	$0.27	$0.49	$0.82
Diluted	0.18	0.27	0.49	0.81
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$97,856	$141,346	$264,560	$426,957
Other comprehensive gain (loss), net of tax:
Unrealized gains and losses on available for sale securities
Net gains (losses) arising during the period	48,023	(37,115)	32,218	(37,996)
Less reclassification adjustment for net losses included in net income	1	5	9	5
Total	48,024	(37,110)	32,227	(37,991)
Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	—	—	—	(775)
Less reclassification adjustment for net (gains) losses included in net income	(219)	(43)	(651)	852
Total	(219)	(43)	(651)	77
Defined benefit pension and postretirement benefit plans
Amortization of actuarial net loss	36	8	108	24
Total other comprehensive income (loss)	47,841	(37,145)	31,684	(37,890)
Total comprehensive income	$145,697	$104,201	$296,244	$389,067
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2024

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2023	$209,691	507,710	$178,187	$4,989,989	$1,471,371	$(146,456)	$(1,391)	$6,701,391
Net income	—	—	—	—	96,280	—	—	96,280
Other comprehensive loss, net of tax	—	—	—	—	—	(10,392)	—	(10,392)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.58 per share	—	—	—	—	(2,322)	—	—	(2,322)
Common stock, $0.11 per share	—	—	—	—	(56,794)	—	—	(56,794)
Effect of stock incentive plan, net	—	1,183	348	(966)	—	—	1,391	773
Balance - March 31, 2024	$209,691	508,893	$178,535	$4,989,023	$1,506,738	$(156,848)	$—	$6,727,139
Net income	—	—	—	—	70,424	—	—	70,424
Other comprehensive loss, net of tax	—	—	—	—	—	(5,765)	—	(5,765)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	`	(1,797)
Preferred stock, Series B, $0.58 per share	—	—	—	—	(2,311)	—	—	(2,311)
Common stock, $0.11 per share	—	—	—	—	(56,678)	—	—	(56,678)
Effect of stock incentive plan, net	—	312	110	6,615	—	—	—	6,725
Balance - June 30, 2024	$209,691	509,205	$178,645	$4,995,638	$1,516,376	$(162,613)	$—	$6,737,737
Net income	—	—	—	—	97,856	—	—	97,856
Other comprehensive income, net of tax	—	—	—	—	—	47,841	—	47,841
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.60 per share	—	—	—	—	(2,395)	—	—	(2,395)
Preferred stock, Series C, $0.32 per share	—	—	—	—	(1,925)	—	—	(1,925)
Common stock, $0.11 per share		—	—	—	(56,687)	—	—	(56,687)
Preferred Stock Issued	144,654	—						144,654
Effect of stock incentive plan, net	—	48	16	7,080	—	—	—	7,096
Balance - September 30, 2024	$354,345	509,253	$178,661	$5,002,718	$1,551,428	$(114,772)	$—	$6,972,380

For the Nine Months Ended September 30, 2023

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2022	$209,691	506,374	$178,185	$4,980,231	$1,218,445	$(164,002)	$(21,748)	$6,400,802
Adjustment due to the adoption of ASU 2022-02	—	—	—	—	990	—	—	990
Balance - January 1, 2023	209,691	506,374	178,185	4,980,231	1,219,435	(164,002)	(21,748)	6,401,792
Net income	—	—	—	—	146,551	—	—	146,551
Other comprehensive income, net of tax	—	—	—	—	—	20,355	—	20,355
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,077)	—	—	(2,077)
Common stock, $0.11 per share	—	—	—	—	(56,488)	—	—	(56,488)
Effect of stock incentive plan, net	—	1,061	1	(12,569)	(3,994)	—	16,057	(505)
Common stock issued	—	327	—	—	(650)	—	4,400	3,750
Balance - March 31, 2023	$209,691	507,762	$178,186	$4,967,662	$1,300,980	$(143,647)	$(1,291)	$6,511,581
Net income	—	—	—	—	139,060	—	—	139,060
Other comprehensive loss, net of tax	—	—	—	—	—	(21,100)	—	(21,100)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.56 per share	—	—	—	—	(2,233)	—	—	(2,233)
Common stock, $0.11 per share	—	—	—	—	(56,474)	—	—	(56,474)
Effect of stock incentive plan, net	—	157	1	6,845	(2)	—	1,395	8,239
Common stock repurchased	—	(300)	—	—	—	—	(2,092)	(2,092)
Balance - June 30, 2023	$209,691	507,619	$178,187	$4,974,507	$1,379,534	$(164,747)	$(1,988)	$6,575,184
Net income	—	—	—	—	141,346	—	—	141,346
Other comprehensive loss, net of tax	—	—	—	—	—	(37,145)	—	(37,145)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.58 per share	—	—	—	—	(2,330)	—	—	(2,330)
Common stock, $0.11 per share	—	—	—	—	(56,459)	—	—	(56,459)
Effect of stock incentive plan, net	—	42	—	8,241	(10)	—	269	8,500
Balance - September 30, 2023	$209,691	507,661	$178,187	$4,982,748	$1,460,284	$(201,892)	$(1,719)	$6,627,299

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$264,560	$426,957
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,245	32,134
Stock-based compensation	22,995	25,365
Provision for credit losses	202,294	29,604
Net accretion of discounts and amortization of premium on securities and borrowings	(2,143)	(28)
Amortization of other intangible assets	26,672	30,072
Losses on available for sale and held to maturity debt securities, net	12	476
Proceeds from sales of loans held for sale at fair value	155,863	154,720
Losses (gains) on sales of loans, net	1,142	(3,752)
Originations of loans held for sale	(148,294)	(158,566)
Gains on sales of assets, net	(3,747)	(6,938)
Net change in:
Fair value of financial instruments hedged by derivative transactions	20,452	(916)
Trading debt securities	(23)	9,997
Lease right of use assets	8,421	(45,767)
Cash surrender value of bank owned life insurance	(13,167)	(7,736)
Accrued interest receivable	(4,633)	(41,180)
Other assets	(55,675)	(308,879)
Accrued expenses and other liabilities	(349,630)	521,214
Net cash provided by operating activities	156,344	656,777
Cash flows from investing activities:
Net loan originations and purchases	(408,268)	(3,235,439)
Equity securities:
Purchases	(8,295)	(12,745)
Sales	1,146	1,113
Held to maturity debt securities:
Purchases	(60,585)	(235,667)
Maturities, calls and principal repayments	224,349	262,734
Available for sale debt securities:
Purchases	(1,410,651)	(59,380)
Sales	—	17,910
Maturities, calls and principal repayments	154,021	63,060
Death benefit proceeds from bank owned life insurance	6,852	5,218
Proceeds from sales of real estate property and equipment	3,702	18,403
Proceeds from sales of loans not originated for sale	230,666	—
Proceeds from sale of commercial premium finance lending division	98,060	—
Purchases of real estate property and equipment	(9,724)	(71,571)
Net cash used in investing activities	(1,178,727)	(3,246,364)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Net change in deposits	$1,144,039	$2,248,400
Net change in short-term borrowings	(859,566)	(48,927)
Proceeds from issuance of long-term borrowings, net	1,001,800	1,250,000
Repayments of long-term borrowings	(65,000)	(475,000)
Proceeds from issuance of preferred stock, net	144,654	—
Cash dividends paid to preferred shareholders	(16,141)	(12,031)
Cash dividends paid to common shareholders	(170,321)	(169,488)
Purchase of common shares to treasury	(8,477)	(11,274)
Common stock issued, net	78	3,799
Other, net	(3)	(16)
Net cash provided by financing activities	1,171,063	2,785,463
Net change in cash and cash equivalents	148,680	195,876
Cash and cash equivalents at beginning of year	891,225	947,947
Cash and cash equivalents at end of period	$1,039,905	$1,143,823

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$1,348,751	$942,237
Federal and state income taxes	82,712	172,835
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned, net	$7,172	$974
Transfer of loans to loans held for sale, net	823,091	10,000
Lease right of use assets obtained in exchange for operating lease liabilities	15,429	81,727

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements of Valley include the accounts of the Bank and all other entities in which Valley has a controlling financial interest. All inter-company transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to GAAP and general practices within the financial services industry. In accordance with GAAP, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. Certain prior period amounts have been reclassified to conform to the current presentation.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at September 30, 2024 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
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
Common Stock Issuance. On November 12, 2024, Valley issued and sold 49,197,860 shares of its common stock in a registered public offering, including 6,417,112 shares purchased under an over-allotment option exercised in full by the underwriters at the public offering price of $9.35 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses payable by Valley, were $448.9 million and are expected to be used for general corporate purposes and investments in the Bank as regulatory capital.

Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except for share and per share data)
Net income available to common shareholders	$91,739	$137,219	$250,216	$414,926
Basic weighted average number of common shares outstanding	509,227,538	507,650,668	508,904,353	507,580,197
Plus: Common stock equivalents	2,115,394	1,605,931	1,808,852	1,623,854
Diluted weighted average number of common shares outstanding	511,342,932	509,256,599	510,713,205	509,204,051
Earnings per common share:
Basic	$0.18	$0.27	$0.49	$0.82
Diluted	0.18	0.27	0.49	0.81
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of RSUs and common stock options to purchase Valley’s common shares. Common stock options with exercise prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation along with RSUs. Potential anti-dilutive weighted common shares totaled approximately 3.6 million and 2.8 million for the three months ended September 30, 2024 and 2023, respectively, and 4.0 million and 2.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 3. Accumulated Other Comprehensive Loss
The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
June 30, 2024	$(131,299)	$1,682	$(32,996)	$(162,613)
Other comprehensive income before reclassification	48,023	—	—	48,023
Amounts reclassified from other comprehensive income	1	(219)	36	(182)
Other comprehensive income (loss) , net	48,024	(219)	36	47,841
September 30, 2024	$(83,275)	$1,463	$(32,960)	$(114,772)

June 30, 2023	$(128,699)	$2,353	$(38,401)	$(164,747)
Other comprehensive loss before reclassification	(37,115)	—	—	(37,115)
Amounts reclassified from other comprehensive loss	5	(43)	8	(30)
Other comprehensive (loss) income, net	(37,110)	(43)	8	(37,145)
September 30, 2023	$(165,809)	$2,310	$(38,393)	$(201,892)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
December 31, 2023	$(115,502)	$2,114	$(33,068)	$(146,456)
Other comprehensive income before reclassification	32,218	—	—	32,218
Amounts reclassified from other comprehensive income	9	(651)	108	(534)
Other comprehensive income (loss), net	32,227	(651)	108	31,684
September 30, 2024	$(83,275)	$1,463	$(32,960)	$(114,772)

December 31, 2022	$(127,818)	$2,233	$(38,417)	$(164,002)
Other comprehensive loss before reclassification	(37,996)	(775)	—	(38,771)
Amounts reclassified from other comprehensive loss	5	852	24	881
Other comprehensive (loss) income, net	(37,991)	77	24	(37,890)
September 30, 2023	$(165,809)	$2,310	$(38,393)	$(201,892)
The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2024 and 2023:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Accumulated Other Comprehensive Loss	2024	2023	2024	2023	Income Statement Line Item
	(in thousands)
Unrealized losses on AFS securities before tax	$(1)	$(6)	$(12)	$(6)	Gains (losses) on securities transactions, net
Tax effect	—	1	3	1
Total net of tax	(1)	(5)	(9)	(5)
Unrealized gains (losses) on derivatives (cash flow hedges) before tax	302	63	899	(1,193)	Interest income
Tax effect	(83)	(20)	(248)	341
Total net of tax	219	43	651	(852)
Defined benefit pension and postretirement benefit plans:
Amortization of actuarial net loss	(50)	(11)	(149)	(33)	*
Tax effect	14	3	41	9
Total net of tax	(36)	(8)	(108)	(24)
Total reclassifications, net of tax	$182	$30	$534	$(881)

*	Amortization of actuarial net loss is included in the computation of net periodic pension cost recognized within other non-interest expense.
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
Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2024 and December 31, 2023. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	September 30, 2024	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,985	$23,985	$—	$—
Equity securities at net asset value (NAV)	11,507	—	—	—
Trading debt securities	3,996	3,996	—	—
Available for sale debt securities:
U.S. Treasury securities	296,061	296,061	—	—
U.S. government agency securities	23,212	—	23,212	—
Obligations of states and political subdivisions	201,846	—	201,846	—
Residential mortgage-backed securities	1,895,868	—	1,895,868	—
Corporate and other debt securities	185,273	—	185,273	—
Total available for sale debt securities	2,602,260	296,061	2,306,199	—
Loans held for sale (1)	17,153	—	17,153	—
Other assets (2)	305,429	—	305,429	—
Total assets	$2,964,330	$324,042	$2,628,781	$—
Liabilities
Other liabilities (2)	$313,791	$—	$313,791	$—
Total liabilities	$313,791	$—	$313,791	$—
Non-recurring fair value measurements:
Commercial real estate loans held for sale:
Performing	$817,298	$—	$817,298	$—
Non-performing	8,750	—	8,750	—
Total commercial real estate loans held for sale (3)	826,048	—	826,048	—
Collateral dependent loans	119,767	—	—	119,767
Foreclosed assets	8,783	—	—	8,783
Total	$954,598	$—	$826,048	$128,550

		Fair Value Measurements at Reporting Date Using:
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling $16.9 million and $20.1 million at September 30, 2024 and December 31, 2023, respectively.
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
Equity securities. The equity securities consisted of two publicly traded mutual funds, CRA investments and a publicly traded financial technology company. These investments are reported at fair value utilizing Level 1 inputs.
Equity securities at NAV. Valley also has privately held CRA funds and investments in limited liability companies and partnerships at fair value measured at NAV using the most recently available financial information from the investee. Certain equity investments without readily determinable fair values are measured at NAV per share (or its equivalent) as a practical expedient, which are excluded from fair value hierarchy levels in the tables above.
Trading debt securities. The fair value of trading debt securities, consisting of U.S. Treasury securities, are reported at fair value utilizing Level 1 inputs at September 30, 2024 and December 31, 2023. Management reviews the data and assumptions used in pricing the securities by its third-party provider to ensure the highest level of significant inputs are derived from market observable data.
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
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2024 and December 31, 2023 based on the short duration these assets were held and their credit quality.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the SOFR curve at September 30, 2024. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2024 and December 31, 2023), is determined based on the current market prices for similar instruments. The fair value of a credit default swap related to a portion of Valley's automobile loan portfolio is based on estimated discounted cash flows that incorporate market data for auto credit loss forecasts and anticipated cash outflows for the instrument's premium payments. The fair value of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2024 and December 31, 2023. See Note 12 for additional details on Valley's derivatives.
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
Performing commercial real estate loans held for sale. During the three months ended September 30, 2024, Valley transferred certain performing commercial real estate loans totaling $823.1 million, net of unearned fees, to loans held for sale. The fair value of the loans was determined using level 2 inputs, based on the terms of a sale agreement executed in October 2024 with an unrelated third party selected from a broker-led bidding process. The fair value mark on the performing loans totaled a $5.8 million loss and was recorded within net losses on sales of loans for the three months ended September 30, 2024. Valley expects the sale of the loans to close in the fourth quarter 2024.

Non-performing commercial real estate loan held for sale. During the year ended December 31, 2023, Valley transferred a non-performing construction loan totaling $10.0 million, net of charge-offs, to loans held for sale. The transfer at the loan's fair value resulted in a $4.2 million charge-off to the allowance of loan losses. The fair value of the loan was determined using Level 2 inputs, including bids from a third-party broker engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a bidding process in which each participant was required to provide an indicative non-binding bid. Fair value was determined based on a non-binding sale agreement selected by Valley in the bidding process. During the nine months ended September 30, 2024, an additional $1.2 million write-down was recorded to reflect the loan's current estimated fair value of $8.8 million at September 30, 2024.
Collateral dependent loans. Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At September 30, 2024, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. At September 30, 2024, collateral dependent loans with a total amortized cost of $177.3 million, including taxi medallion loans totaling $52.2 million, were reduced by specific allowance for loan losses allocations totaling $57.5 million to a reported total net carrying amount of $119.8 million.
Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of an asset occur, the asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no adjustments to the appraisals of foreclosed assets at September 30, 2024 and December 31, 2023.
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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2024 and December 31, 2023 were as follows:

	Fair Value Hierarchy	September 30, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$511,945	$511,945	$284,090	$284,090
Interest bearing deposits with banks	Level 1	527,960	527,960	607,135	607,135
Equity securities (1)	Level 3	37,579	37,579	29,031	29,031
Held to maturity debt securities:
U.S. Treasury securities	Level 1	25,671	25,682	26,232	25,978
U.S. government agency securities	Level 2	303,200	269,208	305,996	261,555
Obligations of states and political subdivisions	Level 2	380,653	364,290	405,470	387,527
Residential mortgage-backed securities	Level 2	2,742,188	2,432,867	2,885,303	2,521,926
Trust preferred securities	Level 2	37,076	29,774	37,062	30,650
Corporate and other debt securities	Level 2	86,248	82,675	80,350	74,676
Total held to maturity debt securities (2)		3,575,036	3,204,496	3,740,413	3,302,312
Net loans	Level 3	48,806,992	47,796,832	49,764,215	47,981,499
Accrued interest receivable	Level 1	250,131	250,131	245,498	245,498
FRB and FHLB stock (3)	Level 2	327,645	327,645	320,727	320,727
Financial liabilities
Deposits without stated maturities	Level 1	36,223,159	36,223,159	36,066,105	36,066,105
Deposits with stated maturities	Level 2	14,172,807	14,227,913	13,176,724	13,103,381
Short-term borrowings	Level 2	58,268	45,079	917,834	901,617
Long-term borrowings	Level 2	3,274,340	3,291,136	2,328,375	2,256,997
Junior subordinated debentures issued to capital trusts	Level 2	57,368	47,879	57,108	47,374
Accrued interest payable (4)	Level 1	127,685	127,685	159,496	159,496

(1)Represents equity securities without a readily determinable fair value, which are measured based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Total changes in the valuation of equity securities for the nine months ended September 30, 2024 and for the year ended December 31, 2023 were immaterial.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.
Note 6. Investment Securities
Equity Securities
Equity securities totaled $73.1 million and $64.5 million at September 30, 2024 and December 31, 2023, respectively. See Note 5 for further details on equity securities.
Trading Debt Securities
The fair value of trading debt securities totaled $4.0 million at both September 30, 2024 and December 31, 2023. Net trading gains and losses are included in net gains and losses on securities transactions within non-interest income. We recorded net trading gains of $111 thousand and $673 thousand for the nine months ended September

30, 2024 and 2023, respectively. The net trading gains were immaterial for both three months ended September 30, 2024 and 2023.
Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of AFS debt securities at September 30, 2024 and December 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2024
U.S. Treasury securities	$318,090	$—	$(22,029)	$296,061
U.S. government agency securities	24,634	24	(1,446)	23,212
Obligations of states and political subdivisions:
Obligations of states and state agencies	47,235	—	(504)	46,731
Municipal bonds	180,001	—	(24,886)	155,115
Total obligations of states and political subdivisions	227,236	—	(25,390)	201,846
Residential mortgage-backed securities	1,943,569	17,293	(64,994)	1,895,868
Corporate and other debt securities	202,591	54	(17,372)	185,273
Total	$2,716,120	$17,371	$(131,231)	$2,602,260
December 31, 2023
U.S. Treasury securities	$313,772	$—	$(25,615)	$288,157
U.S. government agency securities	25,967	19	(2,284)	23,702
Obligations of states and political subdivisions:
Obligations of states and state agencies	48,283	—	(588)	47,695
Municipal bonds	170,260	—	(26,265)	143,995
Total obligations of states and political subdivisions	218,543	—	(26,853)	191,690
Residential mortgage-backed securities	703,875	728	(78,031)	626,572
Corporate and other debt securities	192,282	—	(25,827)	166,455
Total	$1,454,439	$747	$(158,610)	$1,296,576

Accrued interest on investments, which is excluded from the amortized cost of AFS debt securities, totaled $10.1 million and $5.9 million at September 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The age of unrealized losses and fair value of the related AFS debt securities at September 30, 2024 and December 31, 2023 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2024
U.S. Treasury securities	$—	$—	$296,061	$(22,029)	$296,061	$(22,029)
U.S. government agency securities	—	—	21,927	(1,446)	21,927	(1,446)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	6,631	(504)	6,631	(504)
Municipal bonds	—	—	146,966	(24,886)	146,966	(24,886)
Total obligations of states and political subdivisions	—	—	153,597	(25,390)	153,597	(25,390)
Residential mortgage-backed securities	260,237	(514)	537,074	(64,480)	797,311	(64,994)
Corporate and other debt securities	—	—	175,220	(17,372)	175,220	(17,372)
Total	$260,237	$(514)	$1,183,879	$(130,717)	$1,444,116	$(131,231)
December 31, 2023
U.S. Treasury securities	$—	$—	$288,156	$(25,615)	$288,156	$(25,615)
U.S. government agency securities	—	—	22,364	(2,284)	22,364	(2,284)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	8,276	(588)	8,276	(588)
Municipal bonds	1,019	(4)	142,976	(26,261)	143,995	(26,265)
Total obligations of states and political subdivisions	1,019	(4)	151,252	(26,849)	152,271	(26,853)
Residential mortgage-backed securities	9,010	(3)	569,629	(78,028)	578,639	(78,031)
Corporate and other debt securities	4,977	(23)	161,478	(25,804)	166,455	(25,827)
Total	$15,006	$(30)	$1,192,879	$(158,580)	$1,207,885	$(158,610)
Within the AFS debt securities portfolio, the total number of security positions in an unrealized loss position was 656 and 687 at September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, the fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $2.1 billion.

The contractual maturities of AFS debt securities at September 30, 2024 are set forth in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	September 30, 2024
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$349	$349
Due after one year through five years	293,486	286,672
Due after five years through ten years	185,908	167,814
Due after ten years	292,808	251,557
Residential mortgage-backed securities	1,943,569	1,895,868
Total	$2,716,120	$2,602,260
The weighted average remaining expected life for residential mortgage-backed securities AFS was 6.90 years at September 30, 2024.
Impairment Analysis of Available For Sale Debt Securities
Valley's AFS debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These types of securities may pose a higher risk of future impairment charges by Valley as a result of the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers.
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley also evaluated AFS debt securities that were in an unrealized loss position as of September 30, 2024 included in the tables above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, there was no impairment recognized during the three and nine months ended September 30, 2024. During the first quarter 2023, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in both a provision for credit losses and full charge-off of the security totaling $5.0 million based on a comparison of the present value of expected cash flows to the amortized cost. The bond was subsequently sold and the sale resulted in a $869 thousand gain during the fourth quarter 2023.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of their amortized cost basis. None of the AFS debt securities were past due as of September 30, 2024. As a result, there was no allowance for credit losses for AFS debt securities at September 30, 2024, December 31, 2023, and September 30, 2023.

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of HTM debt securities at September 30, 2024 and December 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
September 30, 2024
U.S. Treasury securities	$25,671	$11	$—	$25,682	$—	$25,671
U.S. government agency securities	303,200	—	(33,992)	269,208	—	303,200
Obligations of states and political subdivisions:
Obligations of states and state agencies	75,529	273	(3,536)	72,266	389	75,140
Municipal bonds	305,124	42	(13,142)	292,024	45	305,079
Total obligations of states and political subdivisions	380,653	315	(16,678)	364,290	434	380,219
Residential mortgage-backed securities	2,742,188	6,946	(316,267)	2,432,867	—	2,742,188
Trust preferred securities	37,076	—	(7,302)	29,774	440	36,636
Corporate and other debt securities	86,248	35	(3,608)	82,675	202	86,046
Total	$3,575,036	$7,307	$(377,847)	$3,204,496	$1,076	$3,573,960
December 31, 2023
U.S. Treasury securities	$26,232	$—	$(254)	$25,978	$—	$26,232
U.S. government agency securities	305,996	—	(44,441)	261,555	—	305,996
Obligations of states and political subdivisions:
Obligations of states and state agencies	88,556	552	(4,155)	84,953	395	88,161
Municipal bonds	316,914	40	(14,380)	302,574	49	316,865
Total obligations of states and political subdivisions	405,470	592	(18,535)	387,527	444	405,026
Residential mortgage-backed securities	2,885,303	6,059	(369,436)	2,521,926	—	2,885,303
Trust preferred securities	37,062	—	(6,412)	30,650	506	36,556
Corporate and other debt securities	80,350	—	(5,674)	74,676	255	80,095
Total	$3,740,413	$6,651	$(444,752)	$3,302,312	$1,205	$3,739,208
Accrued interest on investments, which is excluded from the amortized cost of HTM debt securities, totaled $12.3 million and $13.9 million at September 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. HTM debt securities are carried net of an allowance for credit losses.

The age of unrealized losses and fair value of related HTM debt securities at September 30, 2024 and December 31, 2023 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2024
U.S. government agency securities	$24,075	$(12)	$244,032	$(33,980)	$268,107	$(33,992)
Obligations of states and political subdivisions:
Obligations of states and state agencies	6,656	(59)	46,408	(3,477)	53,064	(3,536)
Municipal bonds	23,968	(258)	208,824	(12,884)	232,792	(13,142)
Total obligations of states and political subdivisions	30,624	(317)	255,232	(16,361)	285,856	(16,678)
Residential mortgage-backed securities	2,402	(22)	2,071,415	(316,245)	2,073,817	(316,267)
Trust preferred securities	—	—	28,774	(7,302)	28,774	(7,302)
Corporate and other debt securities	—	—	63,640	(3,608)	63,640	(3,608)
Total	$57,101	$(351)	$2,663,093	$(377,496)	$2,720,194	$(377,847)
December 31, 2023
U.S. Treasury securities	$—	$—	$25,978	$(254)	$25,978	$(254)
U.S. government agency securities	43,664	(151)	216,759	(44,290)	260,423	(44,441)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,700	(102)	48,149	(4,053)	58,849	(4,155)
Municipal bonds	11,958	(121)	207,520	(14,259)	219,478	(14,380)
Total obligations of states and political subdivisions	22,658	(223)	255,669	(18,312)	278,327	(18,535)
Residential mortgage-backed securities	57,085	(505)	2,164,704	(368,931)	2,221,789	(369,436)
Trust preferred securities	938	(63)	29,712	(6,349)	30,650	(6,412)
Corporate and other debt securities	12,575	(426)	59,102	(5,248)	71,677	(5,674)
Total	$136,920	$(1,368)	$2,751,924	$(443,384)	$2,888,844	$(444,752)
Within the HTM securities portfolio, the total number of security positions in an unrealized loss position was 733 and 762 at September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, the fair value of debt securities HTM that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $2.7 billion.

The contractual maturities of investments in HTM debt securities at September 30, 2024 are set forth in the table below. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	September 30, 2024
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$41,841	$41,814
Due after one year through five years	83,350	82,404
Due after five years through ten years	173,008	164,021
Due after ten years	534,649	483,390
Residential mortgage-backed securities	2,742,188	2,432,867
Total	$3,575,036	$3,204,496
The weighted-average remaining expected life for residential mortgage-backed securities HTM was 9.21 years at September 30, 2024.

Credit Quality Indicators
Valley monitors the credit quality of the HTM debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of HTM debt securities by external credit rating at September 30, 2024 and December 31, 2023.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
September 30, 2024
U.S. Treasury securities	$25,671	$—	$—	$—	$25,671
U.S. government agency securities	303,200	—	—	—	303,200
Obligations of states and political subdivisions:
Obligations of states and state agencies	54,810	—	5,190	15,529	75,529
Municipal bonds	278,339	—	—	26,785	305,124
Total obligations of states and political subdivisions	333,149	—	5,190	42,314	380,653
Residential mortgage-backed securities	2,742,188	—	—	—	2,742,188
Trust preferred securities	—	—	—	37,076	37,076
Corporate and other debt securities	—	6,000	—	80,248	86,248
Total	$3,404,208	$6,000	$5,190	$159,638	$3,575,036
December 31, 2023
U.S. Treasury securities	$26,232	$—	$—	$—	$26,232
U.S. government agency securities	305,996	—	—	—	305,996
Obligations of states and political subdivisions:
Obligations of states and state agencies	66,502	—	5,330	16,724	88,556
Municipal bonds	283,441	—	—	33,473	316,914
Total obligations of states and political subdivisions	349,943	—	5,330	50,197	405,470
Residential mortgage-backed securities	2,885,303	—	—	—	2,885,303
Trust preferred securities		—	—	37,062	37,062
Corporate and other debt securities	—	6,000	—	74,350	80,350
Total	$3,567,474	$6,000	$5,330	$161,609	$3,740,413
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At September 30, 2024, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the “non-rated” category included municipal bonds secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.
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

The following table details the activity in the allowance for credit losses for HTM securities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Beginning balance	$1,090	$1,351	$1,205	$1,646
Credit for credit losses	(14)	(30)	(129)	(325)
Ending balance	$1,076	$1,321	$1,076	$1,321
Note 7. Loans and Allowance for Credit Losses for Loans
The detail of the loan portfolio as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Loans:
Commercial and industrial	$9,799,287	$9,230,543
Commercial real estate:
Commercial real estate	26,914,732	28,243,239
Construction	3,487,464	3,726,808
Total commercial real estate loans	30,402,196	31,970,047
Residential mortgage	5,684,079	5,569,010
Consumer:
Home equity	581,181	559,152
Automobile	1,823,738	1,620,389
Other consumer	1,064,838	1,261,154
Total consumer loans	3,469,757	3,440,695
Total loans	$49,355,319	$50,210,295
Total loans include net unearned discounts and deferred loan fees of $48.1 million and $85.4 million at September 30, 2024 and December 31, 2023, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $221.3 million and $222.2 million at September 30, 2024 and December 31, 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
Loans Portfolio Sales and Transfers to Loans Held for Sale
Valley sells residential mortgage loans originated for sale (at fair value) primarily to Fannie Mae and Freddie Mac in the normal course of business. Under certain circumstances, Valley may decide to sell loans that were not originated with the intent to sell. During the first quarter 2024, Valley sold $151.0 million and $45.6 million of commercial real estate and construction loans, respectively, at par value through loan participation agreements with a related party, Bank Leumi Le-Israel B.M. (BLITA). During the first quarter 2024, Valley also transferred $34.1 million of construction loans from loans held for investment to loans held for sale as of March 31, 2024. These loans were subsequently sold at par value through loan participation agreements with BLITA in April 2024. During the third quarter 2024, Valley transferred performing commercial real estate loans totaling $823.1 million, net of unearned fees, to loans held for sale at September 30, 2024. On October 23, 2024, the Bank entered into an agreement to sell these loans to an unrelated third party, and the sale is expected to close in the fourth quarter 2024. See Note 5 for additional information regarding this transaction.

In February 2024, Valley completed the sale of its commercial premium finance lending business for $96.8 million. This asset sale included $95.5 million of assets, mainly consisting of $93.6 million of loans, and $2.8 million of related liabilities. The transaction generated a $3.6 million net gain for the first quarter 2024. Valley continues to hold certain commercial premium finance loans totaling $20.9 million at September 30, 2024 which are mostly expected to run-off at their scheduled maturity dates.
There were no sales or transfers of loans from the held for investment portfolio (other than those described above) during the three and nine months ended September 30, 2024 and September 30, 2023.
Credit Risk Management
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
Credit Quality
The following table presents past due, current, and non-accrual loans without an allowance for loan losses by loan portfolio class at September 30, 2024 and December 31, 2023:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
September 30, 2024
Commercial and industrial	$4,537	$1,238	$1,786	$120,575	$128,136	$9,671,151	$9,799,287	$25,626
Commercial real estate:
Commercial real estate	76,370	43,926	—	113,752	234,048	26,680,684	26,914,732	67,610
Construction	—	—	—	24,657	24,657	3,462,807	3,487,464	2,223
Total commercial real estate loans	76,370	43,926	—	138,409	258,705	30,143,491	30,402,196	69,833
Residential mortgage	19,549	6,892	1,931	33,075	61,447	5,622,632	5,684,079	19,819
Consumer loans:
Home equity	1,967	987	—	3,997	6,951	574,230	581,181	681
Automobile	8,666	1,128	831	234	10,859	1,812,879	1,823,738	—
Other consumer	4,039	617	232	29	4,917	1,059,921	1,064,838	—
Total consumer loans	14,672	2,732	1,063	4,260	22,727	3,447,030	3,469,757	681
Total	$115,128	$54,788	$4,780	$296,319	$471,015	$48,884,304	$49,355,319	$115,959

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2023
Commercial and industrial	$9,307	$5,095	$5,579	$99,912	$119,893	$9,110,650	$9,230,543	$6,594
Commercial real estate:
Commercial real estate	3,008	1,257	—	99,739	104,004	28,139,235	28,243,239	81,282
Construction	—	—	3,990	60,851	64,841	3,661,967	3,726,808	12,007
Total commercial real estate loans	3,008	1,257	3,990	160,590	168,845	31,801,202	31,970,047	93,289
Residential mortgage	26,345	8,200	2,488	26,986	64,019	5,504,991	5,569,010	14,654
Consumer loans:
Home equity	1,687	613	—	3,539	5,839	553,313	559,152	—
Automobile	11,850	1,855	576	212	14,493	1,605,896	1,620,389	—
Other consumer	7,017	2,247	512	632	10,408	1,250,746	1,261,154	589
Total consumer loans	20,554	4,715	1,088	4,383	30,740	3,409,955	3,440,695	589
Total	$59,214	$19,267	$13,145	$291,871	$383,497	$49,826,798	$50,210,295	$115,126
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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at September 30, 2024 and December 31, 2023, as well as the gross loan charge-offs by year of origination for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,348,640	$929,724	$778,008	$529,959	$271,271	$541,718	$4,776,972	$10,865	$9,187,157
Special Mention	17,974	5,769	61,307	2,131	5,081	15,369	111,758	4,025	223,414
Substandard	14,938	80,428	12,945	15,347	3,486	16,767	158,661	22,665	325,237
Doubtful	25,891	5,245	11	928	—	27,186	4,218	—	63,479
Total commercial and industrial	$1,407,443	$1,021,166	$852,271	$548,365	$279,838	$601,040	$5,051,609	$37,555	$9,799,287
Commercial real estate
Risk Rating:
Pass	$1,387,811	$3,122,589	$5,507,668	$4,108,362	$2,408,835	$6,536,122	$661,967	$107,833	$23,841,187
Special Mention	83,281	418,398	306,716	222,191	85,499	295,662	116,488	—	1,528,235
Substandard	64,870	141,986	319,252	259,489	208,213	496,874	41,592		1,532,276
Doubtful	—	3,060	—	—	9,904	70	—	—	13,034
Total commercial real estate	$1,535,962	$3,686,033	$6,133,636	$4,590,042	$2,712,451	$7,328,728	$820,047	$107,833	$26,914,732
Construction
Risk Rating:
Pass	$477,695	$764,741	$501,433	$140,941	$22,325	$40,011	$1,339,753	$58,767	$3,345,666
Special Mention	1,591	—	10,685	5,090	—	—	41,245	—	58,611
Substandard	9,058	—	9,016	4,942	—	—	42,075	—	65,091
Doubtful	—	—	10,824	—	7,272	—	—	—	18,096
Total construction	$488,344	$764,741	$531,958	$150,973	$29,597	$40,011	$1,423,073	$58,767	$3,487,464
Gross loan charge-offs	$191	$15,144	$6,841	$25,943	$30,669	$21,417	$3,930	$1,657	$105,792

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,494,417	$1,047,513	$765,335	$377,047	$211,504	$523,430	$4,382,361	$29,798	$8,831,405
Special Mention	70,807	73,423	15,296	358	1,870	915	99,981	139	262,789
Substandard	3,100	1,837	2,629	1,714	1,221	5,900	29,569	4,225	50,195
Doubtful	11,658	595	1,166	(22)	2,653	57,817	12,287	—	86,154
Total commercial and industrial	$1,579,982	$1,123,368	$784,426	$379,097	$217,248	$588,062	$4,524,198	$34,162	$9,230,543
Commercial real estate
Risk Rating:
Pass	$4,088,835	$6,630,322	$4,791,190	$2,789,275	$2,329,385	$5,385,809	$618,056	$104,839	$26,737,711
Special Mention	125,296	82,917	248,900	184,720	69,949	358,059	26	183	1,070,050
Substandard	58,115	25,709	12,122	48,506	70,439	214,095	4,415	2,077	435,478
Total commercial real estate	$4,272,246	$6,738,948	$5,052,212	$3,022,501	$2,469,773	$5,957,963	$622,497	$107,099	$28,243,239
Construction
Risk Rating:
Pass	$753,759	$655,198	$267,336	$10,318	$40,584	$43,560	$1,762,890	$139,599	$3,673,244
Substandard	6,721	—	9,276	—	—	17,668	—	—	33,665
Doubtful	—	19,899	—	—	—	—	—	—	19,899
Total construction	$760,480	$675,097	$276,612	$10,318	$40,584	$61,228	$1,762,890	$139,599	$3,726,808
Gross loan charge-offs	$307	$12,919	$28,438	$6,946	$5,031	$13,446	$3,729	$145	$70,961

For residential mortgages, home equity, automobile and other consumer loan portfolio classes, Valley evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of September 30, 2024 and December 31, 2023, as well as the gross loan charge-offs by year of origination for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$340,089	$447,576	$1,302,396	$1,459,396	$507,022	$1,528,196	$77,107	$1,635	$5,663,417
90 days or more past due	724	—	1,049	1,022	1,937	15,930	—		20,662
Total residential mortgage	$340,813	$447,576	$1,303,445	$1,460,418	$508,959	$1,544,126	$77,107	$1,635	$5,684,079
Consumer loans
Home equity
Performing	$13,599	$31,397	$40,102	$10,473	$3,455	$51,126	$418,884	$11,253	$580,289
90 days or more past due	—	—	51	13	—	783	—	45	892
Total home equity	13,599	31,397	40,153	10,486	3,455	51,909	418,884	11,298	581,181
Automobile
Performing	$650,027	$379,091	$405,626	$244,751	$73,367	$69,827	$—	$—	$1,822,689
90 days or more past due	84	272	191	115	85	302	—	—	1,049
Total automobile	650,111	379,363	405,817	244,866	73,452	70,129	—	—	1,823,738
Other consumer
Performing	$14,202	$26,957	$16,451	$1,965	$510	$51,843	$932,609	$20,189	$1,064,726
90 days or more past due	—	6	67	—	—	38	—	1	112
Total other consumer	14,202	26,963	16,518	1,965	510	51,881	932,609	20,190	1,064,838
Total consumer	$677,912	$437,723	$462,488	$257,317	$77,417	$173,919	$1,351,493	$31,488	$3,469,757
Gross loan charge-offs	$419	$1,331	$1,254	$740	$437	$1,344	$—	$143	$5,668

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$467,178	$1,304,026	$1,505,133	$538,853	$435,669	$1,244,986	$57,052	$1,771	$5,554,668
90 days or more past due	—	1,968	1,681	1,357	3,391	5,945	—	—	14,342
Total residential mortgage	$467,178	$1,305,994	$1,506,814	$540,210	$439,060	$1,250,931	$57,052	$1,771	$5,569,010
Consumer loans
Home equity
Performing	$40,599	$44,893	$14,948	$4,096	$4,850	$46,274	$396,960	$4,608	$557,228
90 days or more past due	—	51	13	—	—	1,132	—	728	1,924
Total home equity	40,599	44,944	14,961	4,096	4,850	47,406	396,960	5,336	559,152
Automobile
Performing	$468,152	$531,728	$356,144	$121,658	$86,147	$34,504	$20,227	$763	$1,619,323
90 days or more past due	90	284	54	92	237	309	—	—	1,066
Total automobile	468,242	532,012	356,198	121,750	86,384	34,813	20,227	763	1,620,389
Other consumer
Performing	$32,662	$20,376	$2,986	$1,722	$10,381	$52,659	$1,120,863	$18,655	$1,260,304
90 days or more past due	10	79	—	—	—	628	—	133	850
Total other consumer	32,672	20,455	2,986	1,722	10,381	53,287	1,120,863	18,788	1,261,154
Total consumer	$541,513	$597,411	$374,145	$127,568	$101,615	$135,506	$1,538,050	$24,887	$3,440,695
Gross loan charge-offs	$296	$903	$357	$232	$752	$1,921	$31	$—	$4,492
Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties.

The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty at September 30, 2024 that were modified during the three and nine months ended September 30, 2024 and 2023, disaggregated by class of financing receivable and type of modification.

	Interest rate reduction	Term extension	Term extension and interest rate reduction	Other than Insignificant Payment Delay	Total	% of Total Loan Class
	($ in thousands)
Three Months Ended September 30, 2024
Commercial and industrial	$924	$7,556	$—	$—	$8,480	0.09%
Commercial real estate	3,232	36,800	—	107,972	148,004	0.55
Total	$4,156	$44,356	$—	$107,972	$156,484	0.32%
Three Months Ended September 30, 2023
Commercial and industrial	$920	$17,670	$56	$—	$18,646	0.20%
Commercial real estate	—	38,345	—	—	38,345	0.14
Home equity	—	31	—	$—	31	0.01
Total	$920	$56,046	$56	$—	$57,022	0.10%

Nine Months Ended September 30, 2024
Commercial and industrial	$924	$87,427	$133	$—	$88,484	0.90%
Commercial real estate	3,232	37,006	16,221	107,972	164,431	0.61
Residential mortgage	—	869	—	—	869	0.02
Total	$4,156	$125,302	$16,354	$107,972	$253,784	0.51%
Nine Months Ended September 30, 2023
Commercial and industrial	$920	$56,322	$2,281	$—	$59,523	0.65%
Commercial real estate	—	76,394	3,739	—	80,133	0.28
Residential mortgage	—	768	—	—	768	0.01
Home equity	—	31	—	—	31	0.01
Other consumer	—	48	—	—	48	—
Total	$920	$133,563	$6,020	$—	$140,503	0.28%

The following tables describe the types of modifications made to borrowers experiencing financial difficulty.

Types of Modifications
Three and Nine months ended September 30, 2024
Commercial and industrial	3 to 24 month term extensions
24 month term extensions combined with a reduction in interest rate from 2.10 percent to 1.00 percent
Five reductions in interest rate one from 7.50 percent and four from 6.09 percent to 4.88 percent and 1.83 percent, respectively
Commercial real estate	2 to 36 month term extensions
12 to 18 month term extensions combined with a reduction in interest rate from 8.06 percent to 7.00 percent
Five other than insignificant payment delays, consisting of 12 month moratoriums on contractual principal payments
Residential mortgage	50 month term extensions
Home equity	120 month term extension
Three and Nine months ended September 30, 2023
Commercial and industrial	12 month term extensions
Two 12 month term extensions combined with a reduction in interest rate from 9.50 percent to 6.50 percent
Two reductions in interest rate from 1.84 percent and 1.83 percent to 1.00 percent, respectively
Commercial real estate	6 - 36 month term extensions
9 month term extension combined with a reduction in interest rate from 8.75 percent to 6.00 percent
Residential mortgage	12 month term extensions
Home equity	120 month term extension
Consumer	60 month term extensions
Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the aging analysis of loans that have been modified within the previous 12 months.

	At September 30, 2024
	Current	30-89 Days Past Due	90 Days or More Past Due *	Total
	($ in thousands)
Commercial and industrial	$91,411	$—	$—	$91,411
Commercial real estate	210,565	180	2,153	212,898
Residential mortgage	869	—	—	869
Total	$302,845	$180	$2,153	$305,178

*    All loan balances in this delinquency category were non-accrual loans at September 30, 2024.
Valley did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the three and nine months ended September 30, 2024 and 2023.
Loans in process of foreclosure. OREO balance totaled $7.2 million at September 30, 2024 and included one commercial property and one immaterial foreclosed residential property. The balance of OREO was not material at December 31, 2023 with no foreclosed residential real estate. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $4.2 million and $1.6 million at September 30, 2024 and December 31, 2023, respectively.
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
The following table presents collateral dependent loans by class as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$135,786	$96,827
Commercial real estate	114,216	98,785
Construction	15,841	46,634
Total commercial real estate loans	130,057	145,419
Residential mortgage	20,075	21,843
Home equity	681	—
Consumer	—	589
Total	$286,599	$264,678

*    Includes non-accrual loans collateralized by taxi medallions totaling $52.2 million and $62.3 million at September 30, 2024 and December 31, 2023, respectively.
Allowance for Credit Losses for Loans
The allowance for credit losses for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments.
The following table summarizes the ACL for loans at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$548,327	$446,080
Allowance for unfunded credit commitments	16,344	19,470
Total allowance for credit losses for loans	$564,671	$465,550
The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$71,925	$11,221	$205,549	$29,359
Provision (credit) for unfunded credit commitments	3,113	(2,074)	(3,126)	(4,430)
Total provision for credit losses for loans	$75,038	$9,147	$202,423	$24,929

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2024 and 2023:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended September 30, 2024
Allowance for loan losses:
Beginning balance	$149,243	$301,093	$47,697	$21,277	$519,310
Loans charged-off	(7,501)	(38,123)	—	(2,597)	(48,221)
Charged-off loans recovered	3,162	1,601	29	521	5,313
Net (charge-offs) recoveries	(4,339)	(36,522)	29	(2,076)	(42,908)
Provision for loan losses	21,461	44,457	3,819	2,188	71,925
Ending balance	$166,365	$309,028	$51,545	$21,389	$548,327
Three Months Ended September 30, 2023
Allowance for loan losses:
Beginning balance	$128,245	$239,695	$44,153	$24,339	$436,432
Loans charged-off	(7,487)	(255)	(20)	(1,156)	(8,918)
Charged-off loans recovered	3,043	5	30	362	3,440
Net (charge-offs) recoveries	(4,444)	(250)	10	(794)	(5,478)
Provision (credit) for loan losses	10,187	5,602	458	(5,026)	11,221
Ending balance	$133,988	$245,047	$44,621	$18,519	$442,175

Nine Months Ended September 30, 2024
Allowance for loan losses:
Beginning balance	$133,359	$249,598	$42,957	$20,166	$446,080
Loans charged-off	(36,515)	(69,277)	—	(5,668)	(111,460)
Charged-off loans recovered	4,586	1,992	59	1,521	8,158
Net (charge-offs) recoveries	(31,929)	(67,285)	59	(4,147)	(103,302)
Provision for loan losses	64,935	126,715	8,529	5,370	205,549
Ending balance	$166,365	$309,028	$51,545	$21,389	$548,327
Nine Months Ended September 30, 2023
Allowance for loan losses:
Beginning balance	$139,941	$259,408	$39,020	$20,286	$458,655
Impact of the adoption of ASU No. 2022-02	(739)	(589)	(12)	(28)	(1,368)
Beginning balance, adjusted	139,202	258,819	39,008	20,258	457,287
Loans charged-off	(37,399)	(12,226)	(169)	(3,024)	(52,818)
Charged-off loans recovered	6,615	33	186	1,513	8,347
Net (charge-offs) recoveries	(30,784)	(12,193)	17	(1,511)	(44,471)
Provision (credit) for loan losses	25,570	(1,579)	5,596	(228)	29,359
Ending balance	$133,988	$245,047	$44,621	$18,519	$442,175

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at September 30, 2024 and December 31, 2023.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
September 30, 2024
Allowance for loan losses:
Individually evaluated for credit losses	$46,015	$11,454	$28	$—	$57,497
Collectively evaluated for credit losses	120,350	297,574	51,517	21,389	490,830
Total	$166,365	$309,028	$51,545	$21,389	$548,327
Loans:
Individually evaluated for credit losses	$135,786	$130,057	$20,075	$681	$286,599
Collectively evaluated for credit losses	9,663,501	30,272,139	5,664,004	3,469,076	49,068,720
Total	$9,799,287	$30,402,196	$5,684,079	$3,469,757	$49,355,319
December 31, 2023
Allowance for loan losses:
Individually evaluated for credit losses	$55,993	$17,987	$235	$—	$74,215
Collectively evaluated for credit losses	77,366	231,611	42,722	20,166	371,865
Total	$133,359	$249,598	$42,957	$20,166	$446,080
Loans:
Individually evaluated for credit losses	$96,827	$145,419	$21,843	$589	$264,678
Collectively evaluated for credit losses	9,133,716	31,824,628	5,547,167	3,440,106	49,945,617
Total	$9,230,543	$31,970,047	$5,569,010	$3,440,695	$50,210,295
Note 8. Goodwill and Other Intangible Assets
The carrying amounts of goodwill allocated to Valley's reporting units at both September 30, 2024 and December 31, 2023, were as follows:

Reporting Unit *
Wealth Management	Consumer Banking	Commercial Banking	Total
(in thousands)
$78,142	$349,646	$1,441,148	$1,868,936

*    The Wealth Management and Consumer Banking reporting units are both components of the overall Consumer Banking operating segment, which is further described in Note 15.
During the second quarter 2024, Valley performed the annual goodwill impairment test at its normal assessment date. The results of the 2024 annual impairment test resulted in no impairment of goodwill. During the nine months ended September 30, 2024, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and nine months ended September 30, 2024 and 2023.

The following table summarizes other intangible assets as of September 30, 2024 and December 31, 2023:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
September 30, 2024
Loan servicing rights	$124,405	$(103,929)	$20,476
Core deposits	215,620	(132,060)	83,560
Other	50,393	(18,951)	31,442
Total other intangible assets	$390,418	$(254,940)	$135,478
December 31, 2023
Loan servicing rights	$122,586	$(100,636)	$21,950
Core deposits	215,620	(113,183)	102,437
Other	50,393	(14,449)	35,944
Total other intangible assets	$388,599	$(228,268)	$160,331
Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no impairment of loan servicing rights recognized during the three and nine months ended September 30, 2024 and 2023.
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
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. There was no impairment of core deposits and other intangibles recognized during the three and nine months ended September 30, 2024 and 2023.
The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2024 through 2028:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2024	$693	$6,020	$1,448
2025	2,602	21,048	5,380
2026	2,288	17,223	4,805
2027	1,991	13,544	4,205
2028	1,736	10,117	3,633
Valley recognized amortization expense on other intangible assets totaling approximately $8.7 million and $9.7 million for the three months ended September 30, 2024 and 2023, respectively, and $26.7 million and $30.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 9. Deposits
Included in time deposits are certificates of deposit over $250 thousand totaling $2.2 billion and $2.6 billion at September 30, 2024 and December 31, 2023, respectively. Interest expense on time deposits of over $250 thousand totaled $24.4 million and $5.4 million for the three months ended September 30, 2024 and 2023, respectively, and $72.4 million and $12.9 million for the nine months ended September 30, 2024 and 2023, respectively.
The scheduled maturities of time deposits as of September 30, 2024 were as follows:

Year	Amount
(in thousands)
2024	$4,720,823
2025	6,900,796
2026	1,346,234
2027	1,144,759
2028	23,399
Thereafter	36,796
Total time deposits	$14,172,807
Note 10. Borrowed Funds
Short-Term Borrowings
Short-term borrowings at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
FHLB advances	$—	$850,000
Securities sold under agreements to repurchase	58,268	67,834
Total short-term borrowings	$58,268	$917,834
The weighted average interest rate for short-term FHLB advances was 5.62 percent at December 31, 2023.
Long-Term Borrowings
Long-term borrowings at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
FHLB advances, net (1)	$2,626,660	$1,690,013
Subordinated debt, net (2)	647,680	638,362
Total long-term borrowings	$3,274,340	$2,328,375

(1)	FHLB advances are presented net of unamortized premiums totaling $56 thousand and $209 thousand at September 30, 2024 and December 31, 2023, respectively.
(2)	Subordinated debt is presented net of unamortized debt issuance costs totaling $4.0 million and $5.2 million at September 30, 2024 and December 31, 2023, respectively.
FHLB advances. Long-term FHLB advances had a weighted average interest rate of 4.10 percent and 3.75 percent at September 30, 2024 and December 31, 2023, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at September 30, 2024 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2024	$100,000
2025	273,000
2026	601,804
2027	926,800
2028	475,000
Thereafter	250,000
Total long-term FHLB advances	$2,626,604
The FHLB advances reported in the table above are not callable for early redemption.
Subordinated debt. There were no new issuances of subordinated debt during the nine months ended September 30, 2024. See Note 10 in Valley’s Annual Report for additional information on the outstanding subordinated debt at September 30, 2024.
Note 11. Stock–Based Compensation
Valley maintains an incentive compensation plan to provide additional long-term incentives to employees, directors and officers whose contributions are essential to the continued growth and success of Valley. Under the plan, Valley may issue awards to its officers, employees and non-employee directors in amounts up to 14.5 million, subject to certain adjustments. As of September 30, 2024, 9.3 million shares of common stock were available for issuance under the plan.
RSUs are awarded as performance-based RSUs and time-based RSUs. The performance-based RSU awards are granted to certain officers and include RSUs subject to vesting conditions based upon certain levels of growth in Valley's tangible book value per share, plus dividends; and RSUs subject to vesting conditions based upon Valley's total shareholder return as compared to its peer group.
The table below summarizes RSU awards granted and average grant date fair values for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Award shares granted:
Performance-based RSUs	—	—	958	723
Time-based RSUs	196	111	3,183	1,842
Average grant date fair value per share:
Performance-based RSUs	$—	$—	$7.88	$12.80
Time-based RSUs	$8.11	$9.26	$8.44	$11.41
Stock award fair values are expensed over the shorter of the vesting or required service period. Valley recorded total stock-based compensation expense of approximately $7.3 million and $8.6 million for the three months ended September 30, 2024 and 2023, respectively, and $23.0 million and $25.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $37.0 million. This expense will be recognized over an average remaining vesting period of approximately 1.9 years. See Note 12 in Valley’s Annual Report for additional information on the stock-based compensation awards.
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
During the third quarter 2024, Valley terminated interest rate swaps with a total notional amount of $500 million used to hedge the fair value of certain fixed rate residential loans. The terminated swaps had original maturity dates in the fourth quarter 2025. The carrying amount of the hedged assets included an immaterial cumulative loss adjustment at the date of termination that will be amortized to earnings through the fourth quarter 2025.
During the nine months ended September 30, 2024, Valley entered into 11 forward-starting interest rate swap agreements with notional amounts totaling $480.3 million to hedge the changes in fair value of certain fixed rate brokered time deposits. Commencing in first quarter of 2025, Valley will receive fixed rate amounts ranging from approximately 4.12 percent to 4.65 percent, in exchange for variable-rate payments based on the Floating SOFR Overnight Indexed Swap compound rate. The swaps have expiration dates ranging from April 2026 to June 2027.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the participation type. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At September 30, 2024, Valley had 47 credit swaps with an aggregate notional amount of $596.3 million related to risk participation agreements.
At September 30, 2024, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the Constant Maturity Swap rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month Term SOFR rate and, therefore, provide an effective economic hedge.

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
During June 2024, Valley entered into a credit default swap related to approximately $1.5 billion of automobile loans primarily to enhance the risk profile of these assets for regulatory capital purposes. The covered loans have a total remaining balance of approximately $1.3 billion within Valley's $1.8 billion automobile loan portfolio at September 30, 2024. The credit default swap is a freestanding contract measured at fair value with resulting gains or losses recognized in non-interest expense. The premium amortization expense and other transaction costs associated with the credit protection totaled $3.2 million and $4.7 million for the three and nine months ended September 30, 2024 and were recorded in other expense reported in non-interest expense.
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	September 30, 2024			December 31, 2023
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedge interest rate swaps	$7,719	$16,899	$780,322	$—	$21,460	$800,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$290,291	$289,877	$15,515,102	$458,129	$457,885	$16,282,279
Foreign currency derivatives	7,384	6,718	1,450,097	8,024	8,286	1,557,167
Mortgage banking derivatives	35	279	42,712	74	472	38,797
Credit default swap	—	18	1,287,149	—	—	—
Total derivatives not designated as hedging instruments	$297,710	$296,892	$18,295,060	$466,227	$466,643	$17,878,243
Total derivative financial instruments	$305,429	$313,791	$19,075,382	$466,227	$488,103	$18,678,243

* Other derivative contracts include risk participation agreements.

Gains (losses) included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Amount of gain (loss) reclassified from accumulated other comprehensive loss to interest income	$302	$63	$899	$(1,193)
Amount of loss recognized in other comprehensive loss	—	—	—	(1,093)
The accumulated after-tax gains related to effective cash flow hedges included in accumulated other comprehensive loss were $1.5 million and $2.1 million at September 30, 2024 and December 31, 2023, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest income. The reclassification amount for the three and nine months ended September 30, 2024 and the three months ended September 30, 2023 represents amortization of a gain recognized from the termination of six interest rate swaps during the second quarter 2023. Valley estimates that $1.2 million (before tax) will be reclassified as an increase to interest income over the next 12 months.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Derivative - interest rate swap:
Interest income	$(2,385)	$—	$3,170	$—
Interest expense	15,244	(52)	16,957	850
Hedged items - loans, brokered deposits and subordinated debt:
Interest income	$2,391	$—	$(3,235)	$—
Interest expense	(15,537)	61	(17,217)	(759)
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at September 30, 2024 and December 31, 2023, respectively.

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Asset/ Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/Liability
	(in thousands)
September 30, 2024
Time deposits	$489,401	$9,097
Long-term borrowings *	285,297	(13,326)
December 31, 2023
Loans	$503,877	$3,877
Long-term borrowings *	276,572	(21,445)

*    Net carrying amount includes unamortized debt issuance costs of $1.4 million and $2.0 million at September 30, 2024 and December 31, 2023, respectively.

The net (losses) gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$(2,802)	$455	$(3,528)	$615
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $5.7 million for both the three months ended September 30, 2024 and 2023 and $17.0 million and $29.7 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of September 30, 2024, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The aggregate fair value of all derivative financial instruments with credit risk-related contingent features was in a net asset position at September 30, 2024. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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
The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of September 30, 2024 and December 31, 2023.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
September 30, 2024
Assets
Interest rate swaps and other contracts	$298,010	$—	$298,010	$51,815	$(172,500)	$177,325
Liabilities
Interest rate swaps and other contracts	$306,776	$—	$306,776	$(51,815)	$—	$254,961
December 31, 2023
Assets
Interest rate swaps and other contracts	$458,129	$—	$458,129	$53,780	$(302,180)	$209,729
Liabilities
Interest rate swaps and other contracts	$479,345	$—	$479,345	$(53,780)	$—	$425,565

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Other Assets:
Affordable housing tax credit investments, net	$21,272	$22,158
Other tax credit investments, net	261,798	117,659
Total tax credit investments, net	$283,070	$139,817
Other Liabilities:
Unfunded affordable housing tax credit commitments	$—	$1,305
Total unfunded tax credit commitments	$—	$1,305
The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Components of Income Tax Expense:
Affordable housing tax credits and other tax benefits	$1,330	$1,485	$3,989	$4,404
Other tax credit investment credits and tax benefits	9,376	3,176	22,405	9,827
Total reduction in income tax expense	$10,706	$4,661	$26,394	$14,231
Amortization of Tax Credit Investments:
Affordable housing tax credit investment losses	$875	$523	$2,626	$2,398
Affordable housing tax credit investment impairment losses	246	954	737	1,850
Other tax credit investment losses	1,422	374	3,702	1,099
Other tax credit investment impairment losses	3,310	2,340	10,141	8,115
Total amortization of tax credit investments recorded in non-interest expense	$5,853	$4,191	$17,206	$13,462
Note 15. Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes and return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations and reporting structures to identify its operating segments and no changes to Valley's operating segments were determined necessary during the three and nine months ended September 30, 2024.
The Consumer Banking segment is mainly comprised of residential mortgages and automobile loans, and to a lesser extent, secured personal lines of credit, home equity loans and other consumer loans. The duration of the residential mortgage loan portfolio is subject to movements in the market level of interest rates and forecasted prepayment speeds. The average weighted life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, brokerage, insurance and tax credit advisory services, as well as Valley's international and domestic private banking businesses.

The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as adjustable and fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates.
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
The accounting for each operating segment and Treasury and Corporate Other includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under GAAP. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to any other financial institution. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Certain prior period amounts have been reclassified to conform to the current presentation for each operating segment and Treasury and Corporate Other.
The following tables represent the financial data for Valley’s operating segments and Treasury and Corporate Other for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,929,693	$40,197,270	$7,524,687	$57,651,650

Interest income	$122,419	$664,261	$73,869	$860,549
Interest expense	75,373	305,156	69,522	450,051
Net interest income	47,046	359,105	4,347	410,498
Provision (credit) for credit losses	6,007	69,031	(14)	75,024
Net interest income after provision for credit losses	41,039	290,074	4,361	335,474
Non-interest income	26,239	9,259	25,173	60,671
Non-interest expense	24,243	44,662	200,566	269,471
Internal transfer expense (income)	29,709	121,053	(150,762)	—
Income (loss) before income taxes	$13,326	$133,618	$(20,270)	$126,674
Return on average interest earning assets (pre-tax)	0.54%	1.33%	(1.08)%	0.88%

	Three Months Ended September 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,681,379	$40,338,035	$6,783,151	$56,802,565

Interest income	$106,384	$647,258	$59,376	$813,018
Interest expense	65,987	274,377	60,236	400,600
Net interest income	40,397	372,881	(860)	412,418
(Credit) provision for credit losses	(4,568)	13,715	(30)	9,117
Net interest income after provision for credit losses	44,965	359,166	(830)	403,301
Non-interest income	21,035	13,015	24,614	58,664
Non-interest expense	20,796	40,248	206,089	267,133
Internal transfer expense (income)	30,104	121,878	(151,982)	—
Income before income taxes	$15,100	$210,055	$(30,323)	$194,832
Return on average interest earning assets (pre-tax)	0.62%	2.08%	(1.79)%	1.37%

	Nine Months Ended September 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,855,089	$40,276,379	$6,885,322	$57,016,790

Interest income	$354,718	$1,974,478	$193,475	$2,522,671
Interest expense	221,246	904,202	191,492	1,316,940
Net interest income	133,472	1,070,276	1,983	1,205,731
Provision (credit) for credit losses	13,899	188,524	(129)	202,294
Net interest income after provision for credit losses	119,573	881,752	2,112	1,003,437
Non-interest income	77,780	38,051	57,468	173,299
Non-interest expense	68,260	136,653	622,365	827,278
Internal transfer expense (income)	91,782	374,903	(466,685)	—
Income (loss) before income taxes	$37,311	$408,247	$(96,100)	$349,458
Return on average interest earning assets (pre-tax)	0.50%	1.35%	(1.86)%	0.82%

	Nine Months Ended September 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,599,359	$39,520,794	$7,390,844	$56,510,997

Interest income	$305,025	$1,819,015	$196,667	$2,320,707
Interest expense	172,202	708,961	171,341	1,052,504
Net interest income	132,823	1,110,054	25,326	1,268,203
Provision for credit losses	5,368	19,561	4,675	29,604
Net interest income after provision for credit losses	127,455	1,090,493	20,651	1,238,599
Non-interest income	59,858	43,105	70,075	173,038
Non-interest expense	65,595	127,810	628,865	822,270
Internal transfer expense (income)	90,460	372,426	(462,886)	—
Income (loss) before income taxes	$31,258	$633,362	$(75,253)	$589,367
Return on average interest earning assets (pre-tax)	0.43%	2.14%	(1.36)%	1.39%

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
Cautionary Statement Concerning Forward-Looking Statements
The foregoing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “intend,” “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “would,” “could,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:
•the impact of market interest rates and monetary and fiscal policies of the U.S. federal government and its agencies in connection with the prolonged inflationary pressures, which could have a material adverse effect on our clients, our business, our employees, and our ability to provide services to our customers;
•the impact of unfavorable macroeconomic conditions or downturns, including an actual or threatened U.S. government shutdown, debt default or rating downgrade, instability or volatility in financial markets, unanticipated loan delinquencies, loss of collateral, decreased service revenues, increased business disruptions or failures, reductions in employment, and other potential negative effects on our business, employees or clients caused by factors outside of our control, such as future policies and legislation under the new U.S. presidential administration, geopolitical instabilities or events (including the Israel-Hamas war and the escalation and regional expansion thereof); natural and other disasters (including severe weather events, such as Hurricanes Helene and Milton in late September and early October 2024, respectively); health emergencies; acts of terrorism; or other external events;
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
•results of examinations by the Office of the OCC, the FRB, the CFPB and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
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
•our ability to successfully execute our business plan and strategic initiatives, including our goals to reduce the commercial real estate loan concentration on our balance sheet and expand other areas of commercial lending activity; and
•unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, risk mitigation strategies, changes in regulatory lending guidance or other factors.
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
Critical Accounting Estimates
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At September 30, 2024, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report, and there have been no material changes in such policies and estimates since the date of Valley’s Annual Report.
New Authoritative Accounting Guidance
See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At September 30, 2024, Valley had consolidated total assets of approximately $62.1 billion, total net loans of $48.8 billion, total deposits of $50.4 billion and total shareholders’ equity of $7.0 billion. Valley operates many convenient branch office locations and commercial banking offices in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, California, Alabama and Illinois. Of our current 228 branch network, 56 percent, 18 percent, and 18 percent of the branches are located in New Jersey, New York and Florida, respectively, with the remaining 8 percent of the branches in Alabama, California, and Illinois combined.

Impacts of Hurricanes Helene and Milton. In the early stages of the fourth quarter 2024, the credit quality of our Florida loan portfolio has remained resilient in the aftermath of Hurricane Helene, which hit Florida in late September 2024, and Hurricane Milton, which made landfall on October 9, 2024. At this time, there have been relatively few loan concessions (mostly in the form of loan payment deferrals up to 90 days) for distressed borrowers impacted by the hurricanes. However, we continue to assess the impact of the hurricanes on our Florida client base and, where appropriate, we will work constructively with individual borrowers. At September 30, 2024, our allowance for loan losses included an $8.0 million qualitative reserve for estimated losses resulting from Hurricane Helene. While not anticipated based on information currently available, Hurricane Milton and greater than expected losses from Hurricane Helene at September 30, 2024 could result in a significant increase to the current hurricane related reserves within the allowance, loan charge-offs and our provision for the fourth quarter 2024.
In an effort to support our associates who have been directly impacted by Hurricane Helene, we are offering various disaster assistance, including low interest rate personal and automobile loans with terms ranging from 12 to 60 months.
Subsequent Event. On November 12, 2024, Valley issued and sold 49,197,860 shares of its common stock in a registered public offering, including 6,417,112 shares purchased under an over-allotment option exercised in full by the underwriters at the public offering price of $9.35 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses payable by Valley, were $448.9 million and are expected to be used for general corporate purposes and investments in the Bank as regulatory capital.
Financial Condition. During the third quarter 2024, we continued to strengthen the position of our balance sheet to best perform in the current economic environment, while also prudently managing and reducing the overall risk of our loan portfolio. The following items, including key balance sheet initiatives, are highlights at September 30, 2024.
•Commercial Real Estate Loan Concentration: Total commercial real estate loans (including construction loans) totaled $30.4 billion, or 61.6 percent of total loans at September 30, 2024 as compared to $31.8 billion, or 63.2 percent of total loans at June 30, 2024. While commercial real estate lending remains a key pillar of the success of our relationship banking model and our lending expertise, we continue to proactively diversify our loan portfolio by reducing new originations of certain types of commercial real estate lending, such as non-owner occupied and multifamily loans. We remain focused on growing our commercial and industrial, owner occupied commercial real estate, and consumer loan portfolios. As a result, we currently have a strategic balance sheet goal to reduce our CRE loan concentration ratio (defined as total commercial real estate loans held for investment and held for sale, excluding owner occupied loans, as a percentage of total risk-based capital) to approximately 400 percent and 375 percent by December 31, 2024 and 2025, respectively. At September 30, 2024, our CRE loan concentration ratio declined to 421 percent as compared to 442 percent and 474 percent at June 30, 2024 and December 31, 2023, respectively. The decline in the ratio from June 30, 2024 was largely due to repayment activity during the third quarter 2024, which outpaced new and refinanced loan volumes due to the planned lower production within the non-owner occupied and multifamily loan categories. During the third quarter 2024, we also transferred performing commercial real estate loans totaling $823.1 million, net of unearned fees, to loans held for sale at September 30, 2024. These loans are currently under an agreement to sell to an unrelated third-party in the fourth quarter 2024. The combined impact of this pending loan sale and the aforementioned common stock issuance on November 12, 2024 would have reduced our CRE concentration ratio of 421 percent at September 30, 2024 to 380 percent on an as adjusted basis. See further details of our loan activities under the “Loan Portfolio” section below.
•Regulatory Capital and Shareholders' Equity: Total shareholders' equity increased $234.6 million to $7.0 billion at September 30, 2024 as compared to June 30, 2024 largely due to net proceeds of $144.7 million from the issuance of our Series C preferred stock in August 2024 and net income and net other comprehensive income for the third quarter 2024. Valley's total risk-based capital, common equity Tier 1 capital, Tier 1 capital and Tier 1 leverage capital ratios were 12.56 percent, 9.57 percent, 10.29 percent, and

8.40 percent, respectively, at September 30, 2024 as compared to 12.17 percent, 9.55 percent, 9.98 percent and 8.19 percent, respectively, at June 30, 2024. Currently, we have a strategic goal to increase Valley's common equity Tier 1 capital to 9.8 percent and 10 percent (or higher) by December 31, 2024 and 2025, respectively, largely through growth in our retained earnings and continuous management of the overall regulatory risk weighted asset profile of our balance sheet, including the goal to reduce our commercial real estate loan concentration. We expect our regulatory capital ratios to benefit by approximately 100 basis points as a result of the combined impact of the commercial real estate loan sale expected to close during the fourth quarter 2024 and the common stock issuance in November 2024. See the "Capital Adequacy" section below for more information.
•Allowance for Credit Losses: The ACL for loans totaled $564.7 million and $532.5 million at September 30, 2024 and June 30, 2024, respectively, representing 1.14 percent and 1.06 percent of total loans at each respective date. The increase reflects, among other factors, the aforementioned qualitative reserve of $8.0 million related to the estimated impact of Hurricane Helene at September 30, 2024. Given our current projections for continued growth in our commercial and industrial loan portfolio and credit trends within our loan portfolio, including the expected impact of Hurricane Milton, we anticipate a future reserve build in the ACL to approximately 1.20 percent and 1.25 percent of total loans at December 31, 2024 and 2025, respectively. However, we can provide no assurance that our actual future ACL for loans required under our CECL methodology will not exceed these current projections at each of the respective reporting dates. See the “Allowance for Credit Losses" section for additional information.
•Credit Quality: Non-performing assets (NPAs) as a percentage of total loans and NPAs decreased to 0.61 percent at September 30, 2024 as compared to 0.62 percent at June 30, 2024. Total net loan charge-offs to average loans were 0.34 percent for the third quarter 2024 as compared with 0.29 percent for the second quarter 2024. See the “Non-Performing Assets” section for additional information.
•Liquid Assets: Our liquid assets totaled $4.7 billion at September 30, 2024, representing 8.2 percent of interest earning assets as compared with $3.4 billion, or 6.1 percent of interest earning assets at June 30, 2024. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. See the “Bank Liquidity” section for additional information.
•Deposits: Total deposits increased $283.8 million to $50.4 billion at September 30, 2024 as compared to $50.1 billion at June 30, 2024 mainly due to higher direct commercial customer money market and non-interest bearing deposits, partially offset by a decline in time deposits. During the third quarter 2024, we added roughly 25 thousand new deposit accounts, including nearly 11 thousand accounts that are non-interest bearing deposits. Total indirect customer deposits (including both brokered money market and time deposits) totaled $9.1 billion at September 30, 2024 and remained relatively unchanged compared to June 30, 2024. We intend to use a significant portion of the net proceeds from the expected sale of commercial real estate loans held for sale to repay maturing indirect customer deposits in the fourth quarter 2024. See the “Deposits and Other Borrowings” section for more details.
•Investment Securities: Total investment securities increased $317.7 million to $6.3 billion, or 10.1 percent of total assets, at September 30, 2024 as compared to June 30, 2024 mainly due to targeted purchases of residential mortgage backed securities primarily issued by Ginnie Mae (with a risk-weighting of zero for regulatory capital purposes) that were classified as available for sale. See the “Investment Securities Portfolio” section for more details.
Quarterly Results. Net income for the third quarter 2024 was $97.9 million, or $0.18 per diluted common share, as compared to $141.3 million, or $0.27 per diluted common share, for the third quarter 2023. The $43.5 million decrease in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:
•a $65.9 million increase in our provision for credit losses mainly due to higher quantitative reserves allocated to commercial real estate loans, commercial and industrial loan growth, and the additional qualitative reserve related to the estimated impact of Hurricane Helene at September 30, 2024;

•a $2.3 million increase in non-interest expense mainly due to higher FDIC assessment fees, largely offset by lower technology and consulting related expenses; and
•a $1.9 million decrease in net interest income as higher yields on both new and adjustable-rate loans and additional interest income from investment security purchases were more than offset by an increase in the overall cost of average interest bearing liabilities.
Which were partially offset by:
•a $24.7 million decrease in income tax expense mostly due to lower pre-tax income in the third quarter 2024 and a higher level of investment in tax credits as compared to one year ago; and
•a $2.0 million increase in non-interest income that was mainly driven by increases in other income, tax advisory fees (within wealth management and trust fees) and bank owned life insurance income, partially offset by a mark-to-market loss on loans transferred to loans held for sale in the third quarter 2024 and a decline in net gains on the sales of assets.
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense” and “Income Taxes” sections below for more details on the impact of the items above and other infrequent non-core items impacting our third quarter 2024 results.
U.S. Economic Conditions. During the third quarter 2024, real gross GDP increased at an annual rate of 2.8 percent as compared to an increase of 3.0 percent during the second quarter 2024. The increase was driven by government spending, residential & nonresidential fixed investment and net exports. In addition, most measures of inflation continued to reflect a moderation in price pressures during the third quarter 2024. The rate of inflation declined to 2.4 percent in the third quarter 2024 as compared to 3.0 percent for the second quarter 2024.
At its Federal Open Market Committee meeting in September, the Federal Reserve implemented a 0.50 percent rate cut resulting in a federal funds target rate range of 4.75 percent to 5.00 percent. The rate cut represented the first interest rate change in a year and the first rate cut in more than four years. On November 7, 2024, the Federal Reserve cut the federal funds target rate another 0.25 percent to a current range of 4.50 percent to 4.75 percent. The Federal Reserve's projections released in September 2024 signal that they may cut the federal funds target rate by another 0.25 percent at their next meeting in mid-December 2024.
The 10-year U.S. Treasury note yield ended the third quarter 2024 at 3.81 percent, or 55 basis points lower as compared to the second quarter 2024, and the 2-year U.S. Treasury note yield ended the third quarter 2024 at 3.66 percent, or 105 basis points lower as compared to the second quarter 2024.
For all commercial banks in the U.S., total loans and leases grew 0.4 percent from June 30, 2024 to September 30, 2024. Commercial and industrial lending and commercial real estate lending increased 0.2 percent and 0.3 percent, respectively, during the same period. For the third quarter of 2024, banks reported continued easing of underwriting standards for most commercial and industrial loan products to large and middle-market companies. Banks reported stronger demand for commercial and industrial loans as the majority of customer demand transitioned from commercial real estate loans.
Although Federal Reserve efforts to combat inflation are showing continued, but modest progress, several factors, including, but not limited to, new and proposed bank regulatory actions, potential weakening of the labor market, elevated inflation and interest rates, future policies and legislation under the new U.S. presidential administration and geopolitical conflicts have contributed to uncertainty to the future path of the U.S. economy and created a challenging bank operating environment. Should these conditions persist or further deteriorate, they may adversely impact our banking clients and our financial results, as highlighted in this MD&A.

Deposits and Other Borrowings
Our cumulative deposit beta remained generally stable at 60 percent as of September 30, 2024 from 58 percent at June 30, 2024 and 57 percent at December 31, 2023. The slight uptick from each comparable period was driven by a modestly higher cost of interest-bearing customer deposits and mix-shift from non-interest to interest-bearing deposit products. We define cumulative deposit beta as the change in our cost of total deposits relative to the change in the Fed Funds rate during the current rising interest rate cycle which began in the first quarter of 2022. See the "Net Interest Income" section for additional details on the changes in our cost of deposits during the third quarter 2024.
Total average deposits increased by $1.0 billion to $50.4 billion for the third quarter 2024 as compared to the second quarter 2024. Average time deposits balances increased $921.8 million primarily due to our increased use of indirect customer (i.e., brokered) CDs as an alternate and attractively priced funding source (mainly compared to similar term FHLB borrowings) starting in the second quarter 2024. Average non-interest-bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 22 percent, 50 percent and 28 percent of total deposits for the third quarter 2024, respectively as compared to 23 percent, 50 percent and 27 percent of total deposits for the second quarter 2024, respectively.
Actual ending balances for deposits increased $283.8 million to $50.4 billion at September 30, 2024 from June 30, 2024 mainly due to an increase of $358.3 million in savings, NOW and money market deposits and an increase of $36.0 million in non-interest bearing deposits, partially offset by a decrease of $110.5 million in time deposits. Non-interest bearing deposit and savings, NOW and money market deposit balances increased at September 30, 2024 from June 30, 2024 mostly due to increases in national specialized deposits and higher direct commercial customer deposit accounts. Total indirect customer deposits (including both brokered money market and time deposits) totaled $9.1 billion in both September 30, 2024 and June 30, 2024. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 22 percent, 50 percent and 28 percent of total deposits as of September 30, 2024, respectively, as compared to 22 percent, 49 percent and 29 percent of total deposits as of June 30, 2024, respectively.
The following table lists, by maturity, uninsured CDs at September 30, 2024:

September 30, 2024
(in thousands)
Less than three months	$632,057
Three to six months	717,036
Six to twelve months	590,381
More than twelve months	251,998
Total	$2,191,472
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $11.6 billion, or 23 percent of total deposits, at September 30, 2024 as compared to $11.0 billion, or 22 percent of total deposits, at June 30, 2024.
While we maintained a diversified commercial and consumer deposit base at September 30, 2024, deposit gathering initiatives and our current deposit base could remain challenged due to market competition, attractive non-deposit investment alternatives in the financial markets and other factors. As a result, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at September 30, 2024. Management continuously monitors liquidity and all available funding sources including non-deposit borrowings discussed below. See the “Liquidity and Cash Requirements” section of this MD&A for additional information.

The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Average short-term borrowings:
FHLB advances	$3,804	$29,396	$349,728	$499,544	$2,165,507
Securities sold under repurchase agreements	63,860	63,710	82,442	64,853	93,709
Federal funds purchased	13,587	4,396	4,348	6,022	105,019
Total	$81,251	$97,502	$436,518	$570,419	$2,364,235

Average long-term borrowings:
FHLB advances	$2,624,905	$2,624,937	$1,688,285	$2,394,359	$1,365,258
Subordinated debt	642,761	637,019	750,249	639,275	754,835
Junior subordinated debentures issued to capital trusts	57,326	57,239	56,978	57,240	56,892
Total	$3,324,992	$3,319,195	$2,495,512	$3,090,874	$2,176,985
Average short-term borrowings decreased by $16.3 million and $355.3 million during the third quarter 2024 as compared to the second quarter 2024 and third quarter 2023, respectively, mostly due to a shift from the use of short-term FHLB advances to primarily indirect customer money market and time deposits in our average mix of funding sources.
Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) increased $5.8 million and $829.5 million as compared to the second quarter 2024 and third quarter 2023, respectively. The increase as compared to the third quarter 2023 was mainly due to new FHLB advances totaling $1.0 billion issued in early March 2024. The new long-term FHLB borrowings have a weighted average rate of 4.54 percent and a weighted average remaining contractual term of 3.1 years at September 30, 2024.
Actual ending balances for short-term borrowings decreased $5.5 million to $58.3 million at September 30, 2024 as compared to June 30, 2024 mainly due to a moderate decline in securities sold under repurchase agreements. Long-term borrowings totaled $3.3 billion at September 30, 2024 and remained relatively unchanged as compared to June 30, 2024.
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

The following table presents our annualized performance ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selected Performance Indicators	($ in thousands)
GAAP measures:
Net income, as reported	$97,856	$141,346	$264,560	$426,957
Return on average assets	0.63%	0.92%	0.57%	0.93%
Return on average shareholders’ equity	5.70	8.56	5.20	8.72
Non-GAAP measures:
Net income, as adjusted	$96,754	$136,363	$267,845	$437,974
Return on average assets, as adjusted	0.62%	0.89%	0.58%	0.96%
Return on average shareholders' equity, as adjusted	5.64	8.26	5.27	8.94
Return on average tangible shareholders' equity (ROATE)	8.06	12.39	7.40	12.71
ROATE, as adjusted	7.97	11.95	7.50	13.04
Efficiency ratio, as adjusted	56.13	56.72	58.26	55.34

	September 30, 2024	December 31, 2023
Common Equity Per Share Data:
Book value per common share (GAAP)	$13.00	$12.79
Tangible book value per common share (non-GAAP)	9.06	8.79

Adjusted net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income, as reported (GAAP)	$97,856	$141,346	$264,560	$426,957
Non-GAAP adjustments:
Add: FDIC special assessment (1)	—	—	8,757	—
Add: Losses on available for sale and held to maturity debt securities, net (2)	1	443	12	476
Add: Mark to market loss on commercial real estate loans transferred to loans held for sale (3)	5,794	—	5,794	—
Less: Restructuring charge (4)	—	(675)	954	10,507
Add: Provision for credit losses for available for sale securities (5)	—	—	—	5,000
Add: Merger related expenses (6)	—	—	—	4,133
Less: Litigation settlements (7)	(7,334)	—	(7,334)	—
Less: Gain on sale of commercial premium finance lending division (8)	—	—	(3,629)	—
Less: Net gains on sales of office buildings (8)	—	(6,721)	—	(6,721)
Total non-GAAP adjustments to net income	$(1,539)	$(6,953)	$4,554	$13,395
Income tax adjustments related to non-GAAP adjustments (9)	437	1,970	(1,269)	(2,378)
Net income, as adjusted (non-GAAP)	$96,754	$136,363	$267,845	$437,974

(1)	Included in the FDIC insurance expense.
(2)	Included in gains (losses) on securities transactions, net.
(3)	Included in (losses) gains on sales of loans, net.
(4)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(5)	Included in provision for credit losses for available for sale and held to maturity securities (tax disallowed).
(6)	Included in salary and employee benefits expense during the first quarter 2023.
(7)	Represents recoveries from legal settlements included in other income.
(8)	Included in gains on sales of assets, net.
(9)	Calculated using the appropriate blended statutory tax rate for the applicable period.
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
Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Net income, as adjusted (non-GAAP)	$96,754	$136,363	$267,845	$437,974
Average assets	$62,242,022	$61,391,688	$61,674,588	$61,050,973
Annualized return on average assets, as adjusted (non-GAAP)	0.62%	0.89%	0.58%	0.96%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Net income, as adjusted (non-GAAP)	$96,754	$136,363	$267,845	$437,974
Average shareholders' equity	$6,862,555	$6,605,786	$6,781,022	$6,531,424
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	5.64%	8.26%	5.27%	8.94%
ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Net income, as reported (GAAP)	$97,856	$141,346	$264,560	$426,957
Net income, as adjusted (non-GAAP)	96,754	136,363	267,845	437,974
Average shareholders’ equity (GAAP)	$6,862,555	$6,605,786	$6,781,022	$6,531,424
Less: Average goodwill and other intangible assets	2,008,692	2,042,486	2,016,790	2,051,727
Average tangible shareholders’ equity (non-GAAP)	$4,853,863	$4,563,300	$4,764,232	$4,479,697
Annualized ROATE (non-GAAP)	8.06%	12.39%	7.40%	12.71%
Annualized ROATE, as adjusted (non-GAAP)	7.97%	11.95%	7.50%	13.04%

The efficiency ratio is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$269,471	$267,133	$827,278	$822,270
Less: FDIC Special assessment (1)	—	—	8,757	—
Less: Restructuring charge (2)	—	(675)	954	10,507
Less: Amortization of tax credit investments	5,853	4,191	17,206	13,462
Less: Merger related expenses (3)	—	—	—	4,133
Total non-interest expense, as adjusted (non-GAAP)	$263,618	$263,617	$800,361	$794,168
Net interest income, as reported (GAAP)	410,498	412,418	1,205,731	1,268,203
Total non-interest income, as reported (GAAP)	60,671	58,664	173,299	173,038
Add: Losses on available for sale and held to maturity debt securities, net (4)	1	443	12	476
Add: Mark to market loss on commercial real estate loans transferred to loans held for sale (5)	5,794	—	5,794	—
Less: Litigation settlements (6)	(7,334)	—	(7,334)	—
Less: Gain on sale of commercial premium finance lending division (7)	—	—	(3,629)	—
Less: Net gains on sales of office buildings (7)	—	(6,721)	—	(6,721)
Gross operating income, as adjusted (non-GAAP)	$469,630	$464,804	$1,373,873	$1,434,996
Efficiency ratio (non-GAAP)	56.13%	56.72%	58.26%	55.34%

(1)	Included in the FDIC insurance expense.
(2)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(3)	Included in salary and employee benefits expense during first quarter 2023.
(4)	Included in gains (losses) on securities transactions, net.
(5)	Included in (losses) gains on sales of loans, net.
(6)	Represents recoveries from legal settlements included in other income.
(7)	Included in gains on sales of assets, net.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	September 30, 2024	December 31, 2023
	($ in thousands, except for share data)
Common shares outstanding	509,252,936	507,709,927
Shareholders’ equity (GAAP)	$6,972,380	$6,701,391
Less: Preferred stock	354,345	209,691
Less: Goodwill and other intangible assets	2,004,414	2,029,267
Tangible common shareholders’ equity (non-GAAP)	$4,613,621	$4,462,433
Book value per common share (GAAP)	$13.00	$12.79
Tangible book value per common share (non-GAAP)	$9.06	$8.79
Net Interest Income
Net interest income on a tax equivalent basis of $411.8 million for the third quarter 2024 increased $8.8 million compared to the second quarter 2024 and decreased $1.8 million as compared to the third quarter 2023. Interest income on a tax equivalent basis increased $27.1 million to $861.9 million for the third quarter 2024 as compared to the second quarter 2024. The increase was mostly due to higher yields on both new loan originations and adjustable rate loans, as well as higher yields and additional interest income from targeted purchases of taxable investments within the available for sale securities portfolio during the second and third quarter 2024. Total interest expense increased $18.3 million to $450.1 million for the third quarter 2024 as compared to the second quarter 2024 mainly due to an increase in average time deposit balances coupled with higher costs on most interest bearing deposit products. See the "Deposits" and "Other Borrowings" sections below for more details.
Average interest earning assets increased $849.1 million to $57.7 billion for the third quarter 2024 as compared to the third quarter 2023 mainly due to a $1.1 billion increase in average taxable investments largely resulting from purchases of residential mortgage-backed securities classified as available for sale during the nine months ended September 30, 2024. Compared to the second quarter 2024, average interest earning assets increased by $878.7 million. The increase was mainly driven by increases of $598.1 million and $176.7 million in average taxable investments and average overnight interest bearing cash balances, respectively, as compared to the prior linked quarter. The average loan balances also increased by $106.1 million to $50.1 billion for the third quarter 2024 mostly due to organic loan growth in the latter half of the second quarter 2024.
Average interest bearing liabilities increased $1.8 billion to $42.7 billion for the third quarter 2024 as compared to the third quarter 2023 primarily due to increases of $1.4 billion and $829.5 million in average interest bearing deposits and long-term borrowings, respectively, partially offset by a decrease of $355.3 million in average short-term borrowings. The increase in average interest bearing deposits was largely due to increased NOW deposit balances, while average long-term borrowings increased mostly due to several new FHLB advances totaling $1.0 billion in early March 2024. The $355.3 million decrease in average short-term borrowings was mostly the result of a shift from the use of short-term FHLB advances to indirect customer time deposits in our mix of liquidity funding sources. As compared to the second quarter 2024, average interest bearing liabilities increased by $1.1 billion for the third quarter 2024 largely due to an increase in average indirect customer time deposit balances. See additional information under “Deposits and Other Borrowings” in the Executive Summary section above.
Net interest margin on a tax equivalent basis of 2.86 percent for the third quarter 2024 increased by 2 basis points from 2.84 percent for the second quarter 2024 and decreased 5 basis points from 2.91 percent for the third quarter 2023. The increase as compared to the second quarter 2024 was largely driven by higher yield on average interest earning assets largely offset by an increase in the cost of average interest bearing liabilities. The yield on average interest earning assets increased by 10 basis points to 5.98 percent on a linked quarter basis largely due to higher yielding investment purchases and new loan originations during the second and third quarter 2024. The overall cost of average interest bearing liabilities increased 7 basis points to 4.22 percent for the third quarter 2024 as compared to the second quarter 2024 largely due to higher interest rates on deposits. Our cost of total average deposits was 3.25 percent for the third quarter 2024 as compared to 3.18 percent and 2.94 percent for the second quarter 2024 and the third quarter 2023, respectively.
Based upon our latest model estimates, we anticipate net interest income to decline approximately one percent for the fourth quarter 2024 as compared to the third quarter 2024. The projected decline is largely due to lower forecasted interest income resulting from the expected sale of the commercial real estate loans transferred to loans held for sale during the third quarter 2024. Exclusive of this, we would have forecasted net interest income for the fourth quarter 2024 to be slightly higher relative to the third quarter 2024 as a result of modest loan growth and lower funding costs in the wake of the 50 basis point reduction to the federal funds target rate in September 2024. Our forecasts include several other uncertain assumptions, including changes in the level of market interest rates and the interest sensitivity of our balance sheet. As such, we cannot provide any assurances that our future net interest income or margin will meet our current estimates or remain near the levels reported for the third quarter 2024. For a detailed discussion on the risks related to interest rates please refer to Part I, Item 1A. “Risk Factors” in our Annual Report.

The following table reflects the components of net interest income for the three months ended September 30, 2024, June 30, 2024 and September 30, 2023:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2024			June 30, 2024			September 30, 2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$50,126,963	$786,704	6.28%	$50,020,901	$770,987	6.17%	$50,019,414	$753,662	6.03%
Taxable investments (3)	5,977,211	55,629	3.72	5,379,101	46,801	3.48	4,915,778	37,682	3.07
Tax-exempt investments (1)(3)	573,059	6,145	4.29	575,272	6,075	4.22	620,439	5,800	3.74
Interest bearing deposits with banks	974,417	13,385	5.49	797,676	10,902	5.47	1,246,934	17,113	5.49
Total interest earning assets	57,651,650	861,863	5.98	56,772,950	834,765	5.88	56,802,565	814,257	5.73
Allowance for credit losses	(529,100)			(477,373)			(447,045)
Cash and due from banks	428,342			421,026			410,715
Other assets	4,868,455			4,972,181			4,802,711
Unrealized gains on securities available for sale, net	(177,325)			(170,145)			(177,258)
Total assets	$62,242,022			$61,518,639			$61,391,688
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$25,017,504	$235,371	3.76%	$24,848,266	$231,597	3.73%	$23,016,737	$201,916	3.51%
Time deposits	14,233,209	174,741	4.91	13,311,381	160,442	4.82	14,880,311	164,336	4.42
Total interest bearing deposits	39,250,713	410,112	4.18	38,159,647	392,039	4.11	37,897,048	366,252	3.87
Short-term borrowings	81,251	451	2.22	97,502	691	2.83	436,518	5,189	4.75
Long-term borrowings (4)	3,324,992	39,488	4.75	3,319,195	39,051	4.71	2,495,512	29,159	4.67
Total interest bearing liabilities	42,656,956	450,051	4.22	41,576,344	431,781	4.15	40,829,078	400,600	3.92
Non-interest bearing deposits	11,158,521			11,223,562			11,951,398
Other liabilities	1,563,990			1,964,752			2,005,426
Shareholders’ equity	6,862,555			6,753,981			6,605,786
Total liabilities and shareholders’ equity	$62,242,022			$61,518,639			$61,391,688
Net interest income/interest rate spread (5)		$411,812	1.76%		$402,984	1.73%		$413,657	1.81%
Tax equivalent adjustment		(1,314)			(1,299)			(1,239)
Net interest income, as reported		$410,498			$401,685			$412,418
Net interest margin (6)			2.85%			2.83%			2.90%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			2.86%			2.84%			2.91%

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$50,131,468	$2,329,268	6.20%	$49,120,153	$2,124,108	5.77%
Taxable investments (3)	5,485,564	145,055	3.53	5,004,480	114,592	3.05
Tax-exempt investments (1)(3)	576,047	18,291	4.23	624,299	19,600	4.19
Interest bearing deposits with banks	823,711	33,969	5.50	1,762,065	66,594	5.04
Total interest earning assets	57,016,790	2,526,583	5.91	56,510,997	2,324,894	5.49
Allowance for credit losses	(485,760)			(453,254)
Cash and due from banks	429,510			423,473
Other assets	4,881,831			4,738,418
Unrealized gains on securities available for sale, net	(167,783)			(168,661)
Total assets	$61,674,588			$61,050,973
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$24,886,886	$699,474	3.75%	$22,971,446	$517,524	3.00%
Time deposits	13,384,437	486,248	4.84	12,290,300	370,398	4.02
Total interest bearing deposits	38,271,323	1,185,722	4.13	35,261,746	887,922	3.36
Short-term borrowings	570,419	21,754	5.08	2,364,235	89,345	5.04
Long-term borrowings (4)	3,090,874	109,464	4.72	2,176,985	75,237	4.61
Total interest bearing liabilities	41,932,616	1,316,940	4.19	39,802,966	1,052,504	3.53
Non-interest bearing deposits	11,188,294			12,903,406
Other liabilities	1,772,656			1,813,177
Shareholders’ equity	6,781,022			6,531,424
Total liabilities and shareholders’ equity	$61,674,588			$61,050,973
Net interest income/interest rate spread (5)		$1,209,643	1.72%		$1,272,390	1.96%
Tax equivalent adjustment		(3,912)			(4,187)
Net interest income, as reported		$1,205,731			$1,268,203
Net interest margin (6)			2.82%			2.99%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			2.83%			3.00%
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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2024 Compared to September 30, 2023			Nine Months Ended September 30, 2024 Compared to September 30, 2023
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$1,624	$31,418	$33,042	$44,438	$160,722	$205,160
Taxable investments	9,011	8,936	17,947	11,669	18,794	30,463
Tax-exempt investments*	(465)	810	345	(1,530)	221	(1,309)
Interest bearing deposits with banks	(3,743)	15	(3,728)	(38,224)	5,599	(32,625)
Total increase in interest income	6,427	41,179	47,606	16,353	185,336	201,689
Interest Expense:
Savings, NOW and money market deposits	18,246	15,209	33,455	45,845	136,105	181,950
Time deposits	(7,370)	17,775	10,405	35,023	80,827	115,850
Short-term borrowings	(2,863)	(1,875)	(4,738)	(68,403)	812	(67,591)
Long-term borrowings and junior subordinated debentures	9,844	485	10,329	32,322	1,905	34,227
Total increase in interest expense	17,857	31,594	49,451	44,787	219,649	264,436
Total decrease in net interest income	$(11,430)	$9,585	$(1,845)	$(28,434)	$(34,313)	$(62,747)

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income
Non-interest income represented 6.6 percent and 6.7 percent of total interest income plus non-interest income for the three months ended September 30, 2024 and 2023, respectively and 6.4 percent and 6.9 percent of total interest income plus non-interest income for the nine months ended September 30, 2024 and 2023, respectively. For the three and nine months ended September 30, 2024, non-interest income increased $2.0 million and $261.0 thousand as compared to the same periods in 2023.
The following table presents the components of non-interest income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Wealth management and trust fees	$15,125	$11,417	$46,191	$32,180
Insurance commissions	2,880	2,336	9,089	7,895
Capital markets	6,347	7,141	19,796	35,000
Service charges on deposit accounts	12,826	10,952	35,287	31,970
Gains (losses) on securities transactions, net	47	(398)	99	197
Fees from loan servicing	3,443	2,681	9,322	8,054
(Losses) gains on sales of loans, net	(3,644)	2,023	(1,142)	3,752
Gains on sales of assets, net	55	6,653	3,747	6,938
Bank owned life insurance	5,387	2,709	13,167	7,736
Other	18,205	13,150	37,743	39,316
Total non-interest income	$60,671	$58,664	$173,299	$173,038

Wealth management and trust fees income increased $3.7 million and $14.0 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. Increases in both periods as compared to the same periods in 2023 were mainly driven by stronger fee production from tax credit advisory services. Brokerage fees also increased $2.7 million to $17.5 million for the nine months ended September 30, 2024 as compared to the same period in 2023 due to stronger customer trading volume at our broker dealer subsidiary during the first half of 2024.
Capital markets income decreased $15.2 million for the nine months ended September 30, 2024 as compared to the same period in 2023 mainly due to a decline in the volume of interest rate swap transactions, and resulting fees related to commercial loan customers.
Service charges on deposit accounts income increased $1.9 million and $3.3 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 mainly due to additional treasury service related fees for commercial deposit accounts.
Net gains on sales of loans decreased $5.7 million and $4.9 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 mainly due to a $5.8 million mark-to- market loss recognized on the transfer of performing commercial real estate loans to loans held for sale at September 30, 2024 reported within this line item. Overall, our ability to generate net gains on sales of residential mortgage loans originated for sale continues to be challenged by several factors, including the historically higher level of mortgage interest rates, lower customer demand for conforming loan products, and our decision to not originate certain residential mortgage loans for sale. This decision can be influenced by many factors, including our current goal to reduce our commercial real estate loan concentration and further diversify our loan portfolio.
Net gains on sales of assets decreased $6.6 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The decrease as compared to the third quarter 2023 was mainly attributable to a $6.7 million net gain on the sale of non-branch offices located in Wayne, New Jersey in the third quarter 2023. The decrease for the nine months ended September 30, 2024 was net of a $3.6 million net gain realized on the sale of our commercial premium finance lending business in the first quarter 2024.
Bank owned life insurance income increased $2.7 million and $5.4 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 due to improved performance of the underlying investment securities.
Other non-interest income increased $5.1 million for the three months ended September 30, 2024 as compared to the same period in 2023 largely due to income from litigation settlements totaling $7.3 million for the third quarter 2024.
Non-Interest Expense
Non-interest expense increased $2.3 million and $5.0 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Salary and employee benefits expense	$138,832	$137,292	$421,478	$431,872
Net occupancy expense	26,973	24,675	75,548	73,880
Technology, furniture and equipment expense	28,962	37,320	99,627	106,304
FDIC insurance assessment	14,792	7,946	47,474	27,527
Amortization of other intangible assets	8,692	9,741	26,672	30,072
Professional and legal fees	14,118	17,109	48,521	55,329
Amortization of tax credit investments	5,853	4,191	17,206	13,462
Other	31,249	28,859	90,752	83,824
Total non-interest expense	$269,471	$267,133	$827,278	$822,270
Salary and employee benefits expense decreased $10.4 million for the nine months ended September 30, 2024 compared to the same period in 2023 largely due to restructuring severance charges of $10.5 million and merger related costs, primarily consisting of severance and retention compensation, totaling $4.1 million for the nine months ended September 30, 2023. These items were partially offset by normal increases in labor costs for the nine months ended September 30, 2024.
Net occupancy expense increased $2.3 million for the three months ended September 30, 2024 compared to the same period in 2023 mainly due to an increase in property tax expense, as well as incremental increases in rent and repairs expense on buildings.
Technology, furniture and equipment expense decreased $8.4 million and $6.7 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023 mostly due to a decrease in software licensing costs, as well as lower telecommunication related expense.
FDIC insurance assessment expense increased $6.8 million and $19.9 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023 partly due to the overall growth of our balance sheet as well as an increase in internally classified loans (see the "Credit Quality Indicators" section under Note 7 to the consolidated financial statements for more details). The increase for the nine months ended September 30, 2024 was also due to $8.8 million expense related to the FDIC special assessment accruals recorded during the first six months of 2024.
Professional and legal fees decreased $3.0 million and $6.8 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 largely due to lower technology managed services and consulting expenses.
Other non-interest expense increased $2.4 million and $6.9 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023 mainly due to additional costs related to the loan credit risk transfer transaction, consisting of a credit default swap, executed in June 2024. The premium expense and other transaction costs associated with the credit protection totaled $3.2 million and $4.7 million for the three and nine months ended September 30, 2024. The increase for the nine months ended September 30, 2024 was also attributable to increased interest charges on collateral held related to derivative transactions.
Income Taxes
Income tax expense totaled $28.8 million for the third quarter 2024 as compared to $22.9 million and $53.5 million for the second quarter 2024 and third quarter 2023, respectively. Our effective tax rate was 22.7 percent, 24.5 percent and 27.5 percent for the third quarter 2024, second quarter 2024 and third quarter 2023, respectively. The decrease in the effective tax rate from the second quarter 2024 and third quarter 2023 was primarily due to lower pre-tax income and larger investments in tax credits.
GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will be 24 to 25 percent for the full year ended December 31, 2024.
Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. Each operating segment is reviewed routinely for its asset growth, contribution to income before income taxes, return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its operating segments and no changes to the operating segments were determined necessary during the nine months ended September 30, 2024. Certain prior period amounts have been reclassified to conform to the current presentation for each operating segment and Treasury and Corporate Other.
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
The following tables present the financial data for Valley's operating segments, and Treasury and Corporate Other for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,929,693	$40,197,270	$7,524,687	$57,651,650
Income (loss) before income taxes	13,326	133,618	(20,270)	126,674
Return on average interest earning assets (before tax)	0.54%	1.33%	(1.08)%	0.88%

	Three Months Ended September 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,681,379	$40,338,035	$6,783,151	$56,802,565
Income (loss) before income taxes	15,100	210,055	(30,323)	194,832
Return on average interest earning assets (before tax)	0.62%	2.08%	(1.79)%	1.37%
See Note 15 to the consolidated financial statements for additional details.

Consumer Banking Segment
The Consumer Banking segment represented 18.5 percent of our loan portfolio at September 30, 2024, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.5 percent of our loan portfolio at September 30, 2024) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (which represented 3.7 percent of total loans at September 30, 2024) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of trust, asset management, brokerage, insurance and tax credit advisory services, as well as Valley's international and domestic private banking businesses.
Consumer Banking’s average interest earning assets increased $248.3 million to $9.9 billion for the three months ended September 30, 2024 as compared to the same period of 2023. The increase was largely due to increases in average auto loan balances and new residential mortgage loan volumes originated for investment rather than sale over the last 12-month period, partially offset by a decline in average other consumer loans mainly driven by lower secured personal lines of credit balances.
Income before income taxes generated by the Consumer Banking segment decreased $1.8 million to $13.3 million for the third quarter 2024 as compared to the third quarter 2023 and was mainly driven by a combination of higher provision for loan losses and an increase in non-interest expense, partially offset by increases in net interest income and non-interest income. The provision for loan losses increased $10.6 million for the third quarter 2024 as compared to the third quarter 2023 mainly due to additional qualitative reserves related to the estimated impact of Hurricane Helene, as well as the level of residential mortgage and automobile loan growth in the 2024 period. See further details in the “Allowance for Credit Losses” section of this MD&A. Non-interest expense increased $3.4 million for the third quarter 2024 mainly due to additional costs related to our automobile loan credit risk transfer transaction, consisting of a credit default swap, executed in June 2024. Net interest income for this segment increased $6.6 million mainly due to higher interest rates on new and adjustable loans, partially offset by an increase in funding costs driven by higher interest rates. The non-interest income increased $5.2 million mainly due to a higher volume of transaction and other related fees generated by our tax credit advisory subsidiary. See further details in the “Non-Interest Income” section of this MD&A.
Net interest margin on the Consumer Banking portfolio increased 21 basis points to 1.89 percent for the third quarter 2024 as compared to the third quarter 2023 mainly due to a 53 basis point increase in the yield on average loans, partially offset by a 32 basis point increase in the costs associated with our funding sources. The 53 basis point increase in loan yield was largely due to higher yielding new loan volumes and adjustable rate loans in our portfolio. The increase in our funding costs was mainly driven by higher interest rates on most of our interest bearing deposit products during the third quarter 2024. Our cost of total average deposits was 3.25 percent for the third quarter 2024 as compared to 2.94 percent for the third quarter 2023. See the “Executive Summary” and the “Net Interest Income” sections above for more details on our net interest margin and funding sources.
The return on average interest earning assets before income taxes for the Consumer Banking segment was 0.54 percent for the third quarter 2024 compared to 0.62 percent for the third quarter 2023.
Commercial Banking Segment
The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as adjustable and fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $9.8 billion and represented 19.9 percent of the total loan portfolio at September 30, 2024. Commercial real estate loans and construction loans totaled $30.4 billion and represented 61.6 percent of the total loan portfolio at September 30, 2024.
Average interest earning assets in Commercial Banking segment decreased $140.8 million to $40.2 billion for the three months ended September 30, 2024 as compared to the third quarter 2023 mainly due to our strategic initiatives in 2024, including loan sales and low new loan volumes outpaced by repayment activity, to reduce our commercial real estate loan concentration as a percentage of regulatory capital.
Income before income taxes for Commercial Banking decreased $76.4 million to $133.6 million for the three months ended September 30, 2024 as compared to the same period of 2023 mainly due to a higher provision for credit losses and a decrease in net interest income. The provision for credit losses increased $55.3 million to $69.0 million as compared to the same period in 2023 mainly due to higher quantitative reserves allocated to commercial real estate loans and the reserve build required for our strong commercial and industrial loan growth. See details in the “Allowance for Credit Losses for Loans” section of this MD&A. Net interest income for this segment decreased $13.8 million to $359.1 million for the third quarter 2024 as compared to the same period in 2023 primarily due to the higher cost of funding.
The net interest margin for this segment decreased 13 basis points to 3.57 percent for the third quarter 2024 as compared to the third quarter 2023 due to a 32 basis point increase in the cost of our funding sources, largely offset by a 19 basis point increase in the yield on average loans.
The return on average interest earning assets before income taxes for the commercial banking segment was 1.33 percent for the three months ended September 30, 2024 compared to 2.08 percent for the same period in 2023.
Treasury and Corporate Other
Treasury and Corporate Other largely consists of the Treasury managed AFS and HTM debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the FRB of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to the Consumer Banking and Commercial Banking segments. Interest expense and internal transfer expense (for general corporate expenses) are allocated to each operating segment utilizing a transfer pricing methodology, which involves the allocation of operating and funding costs based on each segment's respective mix of average interest earning assets and/or liabilities outstanding for the period. Other items disclosed in Treasury and Corporate Other include net gains and losses on AFS and HTM securities transactions, interest expense related to subordinated notes, amortization of tax credit investments, as well as other non-core items, including income from litigation settlements, merger, restructuring expenses and FDIC special assessment charges.
Treasury and Corporate Other's average interest earning assets increased $741.5 million to $7.5 billion for the three months ended September 30, 2024 primarily due to higher average AFS investment securities balances. The increase in securities was partially offset by a $272.5 million decline in average interest bearing cash held overnight as our excess liquidity returned to more normalized levels in 2024 after being elevated in response to the bank failures in most of 2023.
For the three months ended September 30, 2024, loss before income taxes totaled $20.3 million compared to $30.3 million of income before taxes for the same period in 2023. The $10 million increase in the pre-tax loss during the third quarter 2024 was mainly driven by lower internal transfer income, partially offset by lower non-interest expense. The internal transfer income decreased $1.2 million to $150.8 million for the three months ended September 30, 2024 as compared to the same period in 2023. Non-interest expense decreased $5.5 million to $200.6 million during the three months ended September 30, 2024 as compared to the same period in 2023. See further details in the “Non-Interest Income” and “Non-Interest Expense” sections of this MD&A.

Treasury and Corporate Other's net interest margin increased 27 basis points to 0.23 percent for the third quarter 2024 as compared to the third quarter 2023 due to a 43 basis point increase in the yield on average investments, partly offset by a 16 basis point increase in cost of our funding sources. The increased investment yield was largely due to growth within our AFS portfolio due to purchases of higher yielding residential mortgage-backed securities during the nine months ended September 30, 2024.
The following tables present the financial data for Valley's operating segments and Treasury and Corporate Other for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,855,089	$40,276,379	$6,885,322	$57,016,790
Income (loss) before income taxes	37,311	408,247	(96,100)	349,458
Annualized return on average interest earning assets (before tax)	0.50%	1.35%	(1.86)%	0.82%

	Nine Months Ended September 30, 2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,599,359	$39,520,794	$7,390,844	$56,510,997
Income (loss) before income taxes	31,258	633,362	(75,253)	589,367
Annualized return on average interest earning assets (before tax)	0.43%	2.14%	(1.36)%	1.39%

Consumer Banking Segment
The Consumer Banking segment's average interest earning assets increased $255.7 million to $9.9 billion for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily due to a higher level of new residential mortgage loans originated for investment rather than sale over the last 12-month period, as well as strong automobile loan application volumes from our indirect auto dealer network.
Income before income taxes generated by Consumer Banking increased $6.1 million to $37.3 million for the nine months ended September 30, 2024 as compared to the same period in 2023 and was mainly driven by an increase in non-interest income, partially offset by higher provision for loan losses. Non-interest income increased $17.9 million mainly due to a higher volume of transaction and other related fees generated by our tax credit advisory subsidiary, as well as brokerage fees generated from our private banking clients. See further details in the “Non-Interest Income” section of this MD&A. The provision for loan losses increased $8.5 million for the nine months ended September 30, 2024 largely due to loan growth and additional qualitative reserves related to the estimated impact of Hurricane Helene. See further details in the “Allowance for Credit Losses” section of this MD&A.
Non-interest expense also increased largely due to $4.7 million of premium fees associated with credit risk transfer swaps executed in June 2024 for a portion of our auto portfolio.
Net interest margin on the Consumer Banking portfolio decreased 4 basis points to 1.81 percent for the nine months ended September 30, 2024 as compared to the same period in 2023 mainly due to a 60 basis point increase in the costs associated with our funding sources, mostly offset by a 56 basis point increase in the yield on average loans. The increase in our funding costs was mainly driven by higher interest rates on most of our interest bearing deposit products and indirect customer deposits, as well as the mix of our adjustable rate and other borrowings during the nine months ended September 30, 2024. The 56 basis point increase in loan yield was largely due to higher yielding new loan volumes and adjustable rate loans in our portfolio. See details in the “Executive Summary” and the “Net Interest Income” sections above for more details on our net interest margin and funding sources.
The return on average interest earning assets before income taxes for the Consumer Banking segment was 0.50 percent for the nine months ended September 30, 2024 compared to 0.43 percent for the same period in 2023.
Commercial Banking Segment
Average interest earning assets in the Commercial Banking segment increased $755.6 million to $40.3 billion for the nine months ended September 30, 2024 as compared to the same period in 2023. This increase was primarily due to organic loan growth over the last 12 month period, largely within the commercial and industrial loan portfolio.
For the nine months ended September 30, 2024, income before income taxes for Commercial Banking decreased $225.1 million to $408.2 million as compared to the same period in 2023 mainly driven by higher provision for credit losses, a decrease in net interest income and an increase in non-interest expense. The provision for credit losses increased $169.0 million to $188.5 million during the nine months ended September 30, 2024 as compared to the same period in 2023 mainly due to higher quantitative reserves allocated to commercial real estate loans, commercial and industrial loan growth, and additional specific reserves and charge-offs associated with the revaluation of collateral dependent commercial loans during the 2024 period. See details in the “Allowance for Credit Losses for Loans” section of this MD&A. Net interest income for this segment decreased $39.8 million to $1.1 billion for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to the higher cost of funding. Non-interest expense increased $8.8 million to $136.7 million for nine months ended September 30, 2024 as compared to the same period in 2023 mainly due to higher FDIC insurance assessment expense resulting from both special assessments and the impact of changes in our internal risk classification of certain commercial real estate loans. See further details in the “Non-Interest Income” and “Non-Interest Expense” sections of this MD&A, as well as under the "Credit Quality Indicators" section of Note 7 to the consolidated financial statements.
The net interest margin for this segment decreased 20 basis points to 3.55 percent for the nine months ended September 30, 2024 as compared to the same period in 2023, as a 60 basis point increase in the cost of our funding sources was partially offset by a 40 basis point increase in yield on average loans.
The return on average interest earning assets before income taxes for the commercial banking segment was 1.35 percent for the nine months ended September 30, 2024 compared to 2.14 percent for the same period in 2023.
Treasury and Corporate Other
Treasury and Corporate Other's average interest earning assets decreased $505.5 million during the nine months ended September 30, 2024 mainly due to a $938.3 million decline in average interest bearing cash held overnight, partially offset by an increase of $432.8 million in average investments. Our excess cash liquidity held overnight returned to more normalized levels in 2024 after being elevated in response to the bank failures for most of 2023.
The loss before income taxes totaled $96.1 million for the nine months ended September 30, 2024 as compared to $75.3 million for the same period in 2023. The $20.8 million increase in pre-tax loss was mainly driven by a decrease in net interest income combined with lower non-interest income. Net interest income decreased $23.3 million as compared to the same period a year ago mainly due to the higher cost of funding. The negative impact of these items was largely offset by decrease in non-interest expense and provision for credit losses and higher internal transfer income. Non-interest expense decreased $6.5 million to $622.4 million for the nine months ended September 30, 2024 as compared to the same period in 2023 partly due to additional severance expense related to workforce reductions in 2023 period. See further details in the “Non-Interest Expense” section of this MD&A. Provision for credit losses decreased $4.8 million mostly due to credit related impairment of one corporate bond issued by Signature Bank during the nine months ended September 30, 2023. The internal transfer income increased $3.8 million to $466.7 million for the nine months ended September 30, 2024 as compared to the same period in

2023 due to slightly higher allocations of the overhead expense to the Consumer Banking and Commercial Banking segments.
Treasury and Corporate Other's net interest margin decreased 40 basis points to 0.76 percent for the nine months ended September 30, 2024 as compared to the same period in 2023 due to a 60 basis point increase in cost of our funding sources, partially offset by a 20 basis point increase in the yield on average investments. The increase in the yield on average investments as compared to the same period in 2023 was largely driven by new higher yielding investments.
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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates, non-maturity deposit betas, and the prepayment assumptions of certain assets and liabilities as of September 30, 2024. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of September 30, 2024. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2024. Although the size of Valley’s balance sheet is forecasted to remain static as of September 30, 2024, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter 2024. The model utilizes an immediate parallel shift in market interest rates at September 30, 2024.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$133,747	8.19%
+200	82,385	5.04
+100	30,931	1.89
–100	(76,502)	(4.68)
–200	(133,143)	(8.15)
–300	(185,850)	(11.38)
As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to decrease net interest income over the next 12-month period by 4.68 percent. Management believes the interest rate sensitivity of our balance sheet remains within an expected tolerance range at September 30, 2024. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
Liquidity and Cash Requirements
Bank Liquidity
Liquidity measures Valley's ability to satisfy its current and future cash flow needs. Our objective is to have liquidity available to fulfill loan demands, repay deposits and other liabilities, and execute balance sheet strategies in all market conditions while adhering to internal controls and income targets. Valley's liquidity program is managed by the Treasury Department and routinely monitored by the Asset and Liability Management Committee and Board Risk Committee. Among other actions, the Treasury Department actively monitors Valley's current liquidity profile, sources and stability of funding, availability of assets for pledging or sale, opportunities to gather additional funds, and anticipated future funding needs, including the level of unfunded commitments.
The Bank adheres to certain internal liquidity measures including ratios of loans to deposits below 110 percent and wholesale funding to total funding below 25 percent, as summarized in the table below. Management maintains flexibility to temporarily exceed these thresholds in certain operating environments.

The following table presents Valley's loans to deposits and wholesale funding to total funding ratios at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Loans to deposits	97.9%	102.0%
Wholesale funding to total funding	22.5	19.5
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
The following table summarizes Valley's sources of liquid assets:

	September 30, 2024	December 31, 2023
	(in thousands)
Cash and due from banks	$511,945	$284,090
Interest bearing deposits with banks	527,960	607,135
Trading debt securities	3,996	3,973
Held to maturity debt securities (1)	203,837	194,094
Available for sale debt securities (2)	2,602,260	1,296,576
Loans held for sale	843,201	30,640
Total liquid assets	$4,693,199	$2,416,508

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.
(2)     Includes approximately $2.1 billion and $840.3 million of various investment securities that were pledged to counterparties to support our earning asset funding strategies at September 30, 2024 and December 31, 2023, respectively.
Total liquid assets represented 8.2 percent and 4.3 percent of interest earning assets at September 30, 2024 and December 31, 2023, respectively.
While not part of our liquidity management strategy, we executed certain asset sales (largely under an initiative to reduce our commercial real estate loan concentration risk and the sale of a small specialized commercial lending business) and a preferred stock offering with the primary goal to bolster our regulatory capital, which also benefited the Bank's liquidity and cash position during the nine months ended September 30, 2024, including the following:
•an additional capital contribution of $95 million to the Bank from Valley in the third quarter 2024 related to net cash proceeds of $144.7 million from Valley's issuance of Series C preferred stock;
•net cash proceeds of $230.7 million related to the sales of commercial real estate and construction loans during the first half of 2024; and
•net cash proceeds of $98.1 million from the sale of our commercial premium finance lending division, mostly consisting of commercial and industrial loans, in the first quarter 2024.

While not isolated from the mix of our other sources of funds, these discrete transactions contributed to funding primarily used to grow our available for sale debt securities portfolio during the nine months ended September 30, 2024, while we maintained a relatively consistent level of cash liquidity on the balance sheet (as noted in the table above). As noted in the "Executive Summary" section and elsewhere in this MD&A, we also expect to complete the sale of approximately $823.1 million of commercial real estate loans held for sale in the fourth quarter 2024 and use a significant portion of net cash proceeds to repay maturing indirect customer deposits.
Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At September 30, 2024, estimated cash inflows from total loans are projected to be approximately $14.5 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $520.0 million in principal payments from securities in the total investment portfolio at September 30, 2024 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including retail and commercial deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $38.5 billion and $37.6 billion for the nine months ended September 30, 2024 and for the year ended December 31, 2023, respectively, representing 67.6 percent and 66.6 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.
In addition to customer deposits, the Bank has access to readily available borrowing sources to supplement its current and projected funding needs. The following table presents short-term borrowings outstanding at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
FHLB advances	$—	$850,000
Securities sold under agreements to repurchase	58,268	67,834
Total short-term borrowings	$58,268	$917,834
The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
FHLB borrowing capacity*	$8,215,805	$13,604,000
Unused FRB discount window*	11,109,000	8,530,000
Unused federal funds lines available from commercial banks	2,140,000	2,140,000
Unencumbered investment securities	1,040,482	1,129,000
Total	$22,505,287	$25,403,000

*     Used and unused FHLB and FRB borrowings are collateralized by certain pledged securities, including but not limited to U.S. government and agency mortgage-backed securities and blanket qualifying first lien on certain real estate and residential mortgage secured loans.

Corporation Liquidity
Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our ongoing asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures and subordinated notes. Valley's cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the Bank. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances, such as the undistributed net proceeds of our Series C preferred stock in August 2024. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods of up to five years, but not beyond the stated maturity dates, and subject to other conditions.
On November 12, 2024, Valley issued and sold 49,197,860 shares of its common stock in a registered public offering. The net proceeds of the offering were $448.9 million and are expected to be used for general corporate purposes and investments in the Bank as regulatory capital. See the "Executive Summary" and "Capital Adequacy" sections and Note 1 to the consolidated financial statements for more details.
Investment Securities Portfolio
As of September 30, 2024, we had $73.1 million, $2.6 billion, and $3.6 billion in equity, AFS debt and HTM debt securities, respectively. We also had $4.0 million of trading debt securities, consisting of U.S. Treasury securities, at September 30, 2024. The AFS and HTM debt securities portfolios, which comprise the majority of the securities we own, include: U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our AFS debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consist of two publicly traded mutual funds, CRA investments and several other equity investments that we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities.
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
We have evaluated all AFS debt securities that are in an unrealized loss position as of September 30, 2024 and December 31, 2023 and determined that the declines in fair value were mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. During the first quarter 2023, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in both a provision for credit losses and full charge-off of the security totaling $5.0 million based on a comparison of the present value of expected cash flows to the amortized cost. The bond was subsequently sold and the sale resulted in a $869 thousand gain during the fourth quarter 2023. There was no other impairment recognized within the AFS debt securities portfolio during the three and nine months ended September 30, 2024 and September 30, 2023.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of our amortized cost basis. None of the AFS debt securities were past due as of September 30, 2024 and there was no allowance for credit losses for AFS debt securities at September 30, 2024 and December 31, 2023.
Held to maturity debt securities. Valley estimates the expected credit losses on HTM debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the HTM portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss expectations, we utilize a third party discounted cash flow model. The assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. HTM debt securities were carried net of an allowance for credit losses totaling approximately $1.1 million and $1.2 million at September 30, 2024 and December 31, 2023, respectively.
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

The following table presents the available for sale and held to maturity debt investment securities portfolios by investment grades at September 30, 2024:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades:
AAA/AA/A Rated	$2,489,124	$17,317	$(116,186)	$2,390,255
BBB Rated	83,861	—	(2,302)	81,559
Not rated	143,135	54	(12,743)	130,446
Total	$2,716,120	$17,371	$(131,231)	$2,602,260
Held to maturity investment grades:
AAA/AA/A Rated	$3,404,208	$7,272	$(365,197)	$3,046,283
BBB Rated	6,000	—	(318)	5,682
Non-investment grade	5,190	—	(464)	4,726
Not rated	159,638	35	(11,868)	147,805
Total	$3,575,036	$7,307	$(377,847)	$3,204,496
Allowance for credit losses	1,076	—	—	1,076
Total, net of allowance for credit losses	$3,573,960	$7,307	$(377,847)	$3,203,420

The unrealized losses in the AAA/AA/A rated categories of both the AFS and HTM debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continue to be driven by the higher market interest rate environment. The investment securities AFS and HTM portfolios included investments with carrying values of $130.4 million and $159.6 million, respectively, at September 30, 2024 not rated by the rating agencies with aggregate unrealized losses of $12.7 million and $11.9 million, respectively. The unrealized losses within non-rated AFS debt securities mostly related to several large corporate bonds negatively impacted by rising interest rates, and not changes in underlying credit. The unrealized losses within non-rated HTM debt securities mostly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.1 million with $7.3 million gross unrealized losses and several corporate debt securities that were negatively impacted by rising interest rates, and not changes in their underlying credit.
See Note 6 to the consolidated financial statements for additional information regarding our investment securities portfolio.

Loan Portfolio
The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2024	June 30, 2024	December 31, 2023
	($ in thousands)
Loans
Commercial and industrial	$9,799,287	$9,479,147	$9,230,543
Commercial real estate:
Non-owner occupied (1)	12,647,649	13,710,015	15,078,464
Multifamily (2)	8,612,936	8,976,264	8,860,219
Owner occupied (1)	5,654,147	5,536,844	4,304,556
Total	26,914,732	28,223,123	28,243,239
Construction	3,487,464	3,545,723	3,726,808
Total commercial real estate	30,402,196	31,768,846	31,970,047
Residential mortgage	5,684,079	5,627,113	5,569,010
Consumer:
Home equity	581,181	566,467	559,152
Automobile	1,823,738	1,762,852	1,620,389
Other consumer	1,064,838	1,107,277	1,261,154
Total consumer loans	3,469,757	3,436,596	3,440,695
Total loans (3)	$49,355,319	$50,311,702	$50,210,295
As a percentage of total loans:
Commercial and industrial	19.9%	18.8%	18.4%
Non-owner occupied	25.6	27.3	30.0
Multifamily	17.5	17.9	17.7
Owner occupied	11.5	11.0	8.6
Construction	7.1	7.0	7.4
Total Commercial real estate	61.6	63.2	63.7
Residential mortgage	11.5	11.2	11.1
Consumer loans	7.0	6.8	6.8
Total	100.0%	100.0%	100.0%

(1)
Reflects the reclassification of approximately $1.1 billion of non-owner occupied loans to owner occupied loans at June 30, 2024 based upon Valley's re-assessment of such loans under the applicable bank regulatory guidance during the second quarter 2024.

(2)
Includes loans collateralized by properties that are greater than 50 percent rent regulated totaling approximately $566 million, $528 million and $545 million at September 30, 2024, June 30, 2024 and December 31, 2023, respectively.

(3)	Includes net unearned discount and deferred loan fees of $48.1 million, $61.6 million and $85.4 million at September 30, 2024, June 30, 2024 and December 31, 2023, respectively.
Total loans decreased $956.4 million, or 7.6 percent on an annualized basis, to $49.4 billion at September 30, 2024 from June 30, 2024 mostly due to the transfer of performing commercial real estate loans totaling $823.1 million, net of unearned fees, to loans held for sale at September 30, 2024 and normal repayment activity mainly within commercial real estate non-owner occupied and multi-family loans, as we continue to actively reduce these loan categories. Loans held for sale are presented separately from total loans on the consolidated statements of financial condition and totaled $843.2 million and $19.9 million at September 30, 2024 and June 30, 2024, respectively.
Commercial and industrial loans increased $320.1 million to $9.8 billion at September 30, 2024 from June 30, 2024 largely due to our continued multi-year strategic initiative to expand new loan production within this category. The solid organic growth during the third quarter 2024 remained broad-based mainly from relationship-driven middle market businesses in our primary markets.

Commercial real estate loans (excluding construction loans) decreased $1.3 billion to $26.9 billion at September 30, 2024 from June 30, 2024 primarily due to our strategic balance sheet goals to reduce our CRE loan concentration ratio to approximately 400 percent and 375 percent by December 31, 2024 and 2025, respectively. As part of these efforts, we transferred $823.1 million of commercial real estate loans to loans held for sale at September 30, 2024 and remained selective with new loan originations, which were outpaced by runoff from normal repayment activity within the non-owner occupied and multifamily loan categories during the third quarter 2024. The commercial real estate loan portfolio had a combined weighted average loan to value ratio of 58 percent and debt service coverage ratio of 1.62 at September 30, 2024, which both remained relatively unchanged from June 30, 2024. Commercial real estate collateralized by office buildings totaled approximately $3.2 billion at September 30, 2024 as compared to $3.3 billion at June 30, 2024. Our loans collateralized by office buildings had a combined weighted average loan to value rate of 58 percent and debt service coverage ratio of 1.68 at September 30, 2024 as compared to 55 percent and 1.63, respectively, at June 30, 2024.
Construction loans decreased $58.3 million to $3.5 billion at September 30, 2024 from June 30, 2024 partly due to the migration of completed projects to both internal and external permanent financing, a low level of new advances on both existing and select new projects.
Residential mortgage loans totaled $5.7 billion at September 30, 2024 and increased $57.0 million from June 30, 2024. New and refinanced residential mortgage loan originations totaled $179.3 million for the third quarter 2024 as compared to $135.4 million and $150.2 million for the second quarter 2024 and third quarter 2023, respectively. We retained approximately 67.0 percent and 61.9 percent of the total residential mortgage originations in our held for investment loan portfolio during the third quarter 2024 and the second quarter 2024, respectively. During the three and nine months ended 2024, Valley also purchased $15.2 million and $33.5 million, respectively, of 1-4 family residential mortgage loans from an unrelated third party lender for qualifying CRA purposes. The volume of residential mortgage loan applications remained relatively low in the early stages of the fourth quarter 2024 largely due to the stubbornly high level of mortgage interest rates, as well as normal seasonal declines in new home purchase activity which may continue to challenge our ability to grow this loan category.
Home equity loans increased $14.7 million to $581.2 million at September 30, 2024 compared to June 30, 2024. Despite the modest increase in loans, growth from new home equity loan originations and customer utilization of lines of credit remained challenged by high market interest rates.
Automobile loans increased by $60.9 million, or 13.8 percent on an annualized basis, to $1.8 billion at September 30, 2024 as compared to June 30, 2024 mainly due to continued consumer demand generated by our indirect auto dealer network and low prepayment activity within the portfolio.
Other consumer loans decreased $42.4 million to $1.1 billion at September 30, 2024 as compared to June 30, 2024, primarily due to the negative impact of high market interest rates on the demand and usage of collateralized personal lines of credit.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island and Florida. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
Looking forward to fourth quarter 2024 and beyond, we continue to execute on our strategic initiative to enhance commercial and industrial loan production and de-emphasize non-owner occupied and multifamily originations in efforts to reduce our commercial real estate concentration level. Our current pipeline for commercial and industrial loan originations has remained strong in the fourth quarter and continues to be broad-based across our geographies and business lines. For the fourth quarter of 2024, we currently expect low single digits annualized loan growth as compared to total loans of $49.4 billion at September 30, 2024. See additional information regarding our initiative to reduce our commercial real estate loan concentration in the "Executive Summary" section.

Non-performing Assets
NPAs include non-accrual loans, OREO, and other repossessed assets (which primarily consist of automobiles and taxi medallions) at September 30, 2024. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at lower of cost or fair value, less estimated cost to sell.
Our NPAs decreased $7.8 million to $305.1 million at September 30, 2024 as compared to June 30, 2024 mainly due to lower non-accrual construction and commercial real estate loan balances, partially offset by an increase in non-accrual commercial and industrial loans. NPAs as a percentage of total loans and NPAs totaled 0.61 percent and 0.62 percent at September 30, 2024 and June 30, 2024, respectively (as shown in the table below). We believe our total NPAs have remained relatively low as a percentage of the total loan portfolio and NPAs, which is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the “Credit quality indicators” section in Note 7 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality, and we remain optimistic regarding the overall future performance of our loan portfolio. During the nine months ended September 30, 2024, most of our credit trends have remained generally stable, and the majority of our borrowers continued to demonstrate resilience despite the impact of higher borrowing costs, inflation, labor costs and other factors. We continue to proactively monitor our commercial loans for potential negative trends/borrower weakness due to the current operating environment and internally risk rate them accordingly. However, management cannot provide assurance that the non-performing assets will not increase from the levels reported at September 30, 2024 due to the aforementioned or other factors potentially impacting our lending customers.

The following table sets forth by loan category accruing past due and non-performing assets at the dates indicated in conjunction with our asset quality ratios:

	September 30, 2024	June 30, 2024	December 31, 2023
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$4,537	$5,086	$9,307
Commercial real estate	76,370	1,879	3,008
Residential mortgage	19,549	17,389	26,345
Total consumer	14,672	21,639	20,554
Total 30 to 59 days past due	115,128	45,993	59,214
60 to 89 days past due:
Commercial and industrial	1,238	1,621	5,095
Commercial real estate	43,926	—	1,257
Residential mortgage	6,892	6,632	8,200
Total consumer	2,732	3,671	4,715
Total 60 to 89 days past due	54,788	11,924	19,267
90 or more days past due:
Commercial and industrial	1,786	2,739	5,579
Commercial real estate	—	4,242	—
Construction	—	3,990	3,990
Residential mortgage	1,931	2,609	2,488
Total consumer	1,063	898	1,088
Total 90 or more days past due	4,780	14,478	13,145
Total accruing past due loans	$174,696	$72,395	$91,626
Non-accrual loans:
Commercial and industrial	$120,575	$102,942	$99,912
Commercial real estate	113,752	123,011	99,739
Construction	24,657	45,380	60,851
Residential mortgage	33,075	28,322	26,986
Total consumer	4,260	3,624	4,383
Total non-accrual loans	296,319	303,279	291,871
Other real estate owned (OREO)	7,172	8,059	71
Other repossessed assets	1,611	1,607	1,444
Total non-performing assets (NPAs)	$305,102	$312,945	$293,386
Total non-accrual loans as a % of loans	0.60%	0.60%	0.58%
Total NPAs as a % of loans and NPAs	0.61	0.62	0.58
Total accruing past due and non-accrual loans as a % of loans	0.95	0.75	0.76
Allowance for loan losses as a % of non-accrual loans	185.05	171.23	152.83
Loans 30 to 59 days past due increased $69.1 million to $115.1 million at September 30, 2024 as compared to June 30, 2024 mainly due to a $74.5 million increase in commercial real estate loans, partially offset by a $7.0 million decline in consumer loan delinquencies. The increase in commercial real estate loans 30 to 59 days past due was mostly due to one new delinquent loan totaling $40.9 million, which is expected to be fully repaid, subject to the borrower's pending sale of certain collateral, as well as a few smaller new loan delinquencies.
Loans 60 to 89 days past due increased $42.9 million to $54.8 million at September 30, 2024 as compared to June 30, 2024 mostly due to one well-secured commercial real estate loan totaling $43.9 million currently in the process of loan modification.

Loans 90 days or more past due and still accruing interest decreased $9.7 million to $4.8 million at September 30, 2024 as compared to June 30, 2024 largely due to one $4.0 million construction loan that was fully repaid and one $4.2 million commercial real estate loan that migrated from this past due category to non-accrual loans during the third quarter 2024. All loans 90 days or more past due and still accruing interest are well-secured and in the process of collection.
Non-accrual loans decreased $7.0 million to $296.3 million at September 30, 2024 as compared to $303.3 million at June 30, 2024. Non-accrual construction and commercial real estate loans decreased $20.7 million and $9.3 million, respectively, to $24.7 million and $113.8 million, respectively, at September 30, 2024 as compared to June 30, 2024 mainly due to loan payoffs during the third quarter 2024. The decreases in these loan categories were partially offset by two new non-accrual commercial and industrial loans totaling $19.0 million, as well as moderate increases in non-accrual residential mortgage and consumer loans at September 30, 2024.
Non-performing taxi medallion loans included in non-accrual commercial and industrial loans totaled $52.2 million at September 30, 2024 and had related reserves of $27.8 million, or 53.3 percent of such loans, within the allowance for loan losses as compared to $52.6 million of loans with related reserves of $28.0 million at June 30, 2024. Potential further declines in the market valuation of taxi medallions and the current operating environment mainly within New York City may further negatively impact the performance of this portfolio.
OREO decreased $887 thousand at September 30, 2024 from June 30, 2024 mostly due to the sale of one commercial property, which resulted in the recognition of a $311 thousand loss for the third quarter 2024. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $4.2 million and $1.6 million at September 30, 2024 and December 31, 2023, respectively.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at September 30, 2024, are well secured and largely collectable, based in part on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in the net realizable value for collateral dependent loans is charged-off when a loan is 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. For performing non-accrual loans, the collateral valuation shortfall results in an allocation of specific reserves within our allowance for credit losses for loans.
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
At September 30, 2024, Valley maintained the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with less emphasis on the S-3 downside and S-1 upside scenarios. The probability weightings were unchanged from June 30, 2024 and December 31, 2023. At September 30, 2024, all three scenarios reflected a slightly more optimistic outlook as compared to June 30, 2024 in terms of most economic metrics.
At September 30, 2024, the Moody's Baseline forecast included the following specific assumptions:
•GDP expansion of approximately 2.0 percent in the fourth quarter 2024;
•Unemployment of 4.1 percent in the third quarter 2024 and approximately 4.0 to 4.1 percent over the remainder of the forecast period ending in the third quarter 2026;
•Inflation continues to slow, but at a slower than expected rate. The inflation rate was at 2.9 percent in July 2024 and is expected to continue decreasing to 2.7 percent by the fourth quarter 2024;
•The Federal Reserve lowered the federal funds rate by 50 pts to a range of 4.75 - 5.00 percent with potential rate cut of an additional 0.50 percent during the fourth quarter of 2024.
See more details regarding our allowance for credit losses for loans in Note 7 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in thousands)
Allowance for credit losses for loans
Beginning balance	$532,541	$487,269	$458,676	$465,550	$483,255
Impact of the adoption of ASU No. 2022-02 (1)	—	—	—	—	(1,368)
Beginning balance, adjusted	532,541	487,269	458,676	465,550	481,887
Loans charged-off:
Commercial and industrial	(7,501)	(14,721)	(7,487)	(36,515)	(37,399)
Commercial real estate	(33,292)	(22,144)	(255)	(56,640)	(2,320)
Construction	(4,831)	(212)	—	(12,637)	(9,906)
Residential mortgage	—	—	(20)	—	(169)
Total consumer	(2,597)	(1,262)	(1,156)	(5,668)	(3,024)
Total loans charged-off	(48,221)	(38,339)	(8,918)	(111,460)	(52,818)
Charged-off loans recovered:
Commercial and industrial	3,162	742	3,043	4,586	6,615
Commercial real estate	66	150	5	457	33
Construction	1,535	—	—	1,535	—
Residential mortgage	29	5	30	59	186
Total consumer	521	603	362	1,521	1,513
Total loans recovered	5,313	1,500	3,440	8,158	8,347
Total net loan charge-offs	(42,908)	(36,839)	(5,478)	(103,302)	(44,471)
Provision charged for credit losses	75,038	82,111	9,147	202,423	24,929
Ending balance	$564,671	$532,541	$462,345	$564,671	$462,345
Components of allowance for credit losses for loans:
Allowance for loan losses	$548,327	$519,310	$442,175	$548,327	$442,175
Allowance for unfunded credit commitments	16,344	13,231	20,170	16,344	20,170
Allowance for credit losses for loans	$564,671	$532,541	$462,345	$564,671	$462,345
Components of provision for credit losses for loans:
Provision for credit losses for loans	$71,925	$86,901	$11,221	$205,549	$29,359
Provision (credit) for unfunded credit commitments	3,113	(4,790)	(2,074)	(3,126)	(4,430)
Total provision for credit losses for loans	$75,038	$82,111	$9,147	$202,423	$24,929
Allowance for credit losses for loans as a % of total loans	1.14%	1.06%	0.92%	1.14%	0.92%

(1) Represents the opening adjustment for the adoption of ASU No. 2022-02 effective January 1, 2023.

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(4,339)	$(13,979)	$(4,444)	$(31,929)	$(30,784)
Commercial real estate	(33,226)	(21,994)	(250)	(56,183)	(2,287)
Construction	(3,296)	(212)	—	(11,102)	(9,906)
Residential mortgage	29	5	10	59	17
Total consumer	(2,076)	(659)	(794)	(4,147)	(1,511)
Total	$(42,908)	$(36,839)	$(5,478)	$(103,302)	$(44,471)
Average loans outstanding
Commercial and industrial	$9,470,003	$9,173,875	$9,072,476	$9,293,840	$8,989,877
Commercial real estate	28,018,815	28,237,513	28,053,134	28,171,450	27,476,718
Construction	3,570,743	3,526,421	3,952,692	3,596,741	3,781,566
Residential mortgage	5,650,543	5,631,214	5,548,257	5,627,382	5,527,145
Total consumer	3,416,859	3,451,878	3,392,855	3,442,055	3,344,847
Total	$50,126,963	$50,020,901	$50,019,414	$50,131,468	$49,120,153
Annualized net loan charge-offs to average loans outstanding
Commercial and industrial	0.18%	0.61%	0.20%	0.46%	0.46%
Commercial real estate	0.47	0.31	0.00	0.27	0.01
Construction	0.37	0.02	0.00	0.41	0.35
Residential mortgage	0.00	0.00	0.00	0.00	0.00
Total consumer	0.24	0.08	0.09	0.16	0.06
Total annualized net loan charge-offs to total average loans outstanding	0.34	0.29	0.04	0.27	0.12
Net loan charge-offs totaled $42.9 million for the third quarter 2024 as compared to $36.8 million and $5.5 million for the second quarter 2024 and third quarter 2023, respectively. Gross loan charge-offs for the third quarter 2024 included partial charge-offs totaling $30.1 million related to two non-performing commercial real estate loan relationships that had combined specific reserves of $25.9 million within the allowance for loan losses at June 30, 2024, and partial charge-offs of two construction loans totaling $4.8 million. One of the two partially charged-off construction loans had specific reserves of $1.7 million at June 30, 2024.
While the amount of net loan charge-offs (as presented in the above table) has increased in the third quarter 2024, the relatively low level of individual loan charge-offs has continued to trend within management's expectations for the credit quality of the loan portfolio at September 30, 2024.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2024		June 30, 2024		September 30, 2023
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$166,365	1.70%	$149,243	1.57%	$133,988	1.44%
Commercial real estate loans:
Commercial real estate	249,608	0.93	246,316	0.87	191,562	0.68
Construction	59,420	1.70	54,777	1.54	53,485	1.40
Total commercial real estate loans	309,028	1.02	301,093	0.95	245,047	0.77
Residential mortgage loans	51,545	0.91	47,697	0.85	44,621	0.80
Consumer loans:
Home equity	3,303	0.57	3,077	0.54	3,689	0.67
Auto and other consumer	18,086	0.63	18,200	0.63	14,830	0.52
Total consumer loans	21,389	0.62	21,277	0.62	18,519	0.55
Allowance for loan losses	548,327	1.11	519,310	1.03	442,175	0.88
Allowance for unfunded credit commitments	16,344		13,231		20,170
Total allowance for credit losses for loans	$564,671		$532,541		$462,345
Allowance for credit losses for loans as a % of total loans		1.14%		1.06%		0.92%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 1.14 percent at September 30, 2024, 1.06 percent at June 30, 2024, and 0.92 percent at September 30, 2023. For the third quarter 2024, the provision for credit losses for loans totaled $75.0 million as compared to $82.1 million and $9.1 million for the second quarter 2024 and third quarter 2023, respectively. The provision for credit losses remained somewhat elevated for the third quarter 2024 largely due to higher quantitative reserves allocated to commercial real estate loans, commercial and industrial loan growth and an $8.0 million qualitative reserve related to the estimated impact of Hurricane Helene.
The allowance for unfunded credit commitments increased to $16.3 million at September 30, 2024 from $13.2 million at June 30, 2024 mainly due to increases in both non-cancellable construction commitments and commercial and industrial standby letters of credit.
As previously noted, we are currently evaluating the impact of Hurricane Milton, and we also continue to evaluate any further impact of Hurricane Helene, on our loan portfolio. While not anticipated based on information currently available, Hurricane Milton and/or greater than expected losses from Hurricane Helene could result in a significant increase to the current hurricane related reserves within the allowance, loan charge-offs and our provision for the fourth quarter 2024. Our provision for credit losses could also remain elevated during the fourth quarter 2024 due to several other factors, including, but not limited to, the impact of future changes in (1) our economic outlook, (2) the overall performance of our loan portfolio, (3) potential downgrades in the internal risk classification of commercial loans and (4) the composition of our loan portfolio, including targeted growth in loan categories not secured by real estate such as commercial and industrial loans.

Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At both September 30, 2024 and December 31, 2023, shareholders' equity totaled approximately $7.0 billion which represented 11.2 percent and 11.0 percent of total assets, respectively.
During the nine months ended September 30, 2024, total shareholders’ equity increased by approximately $271.0 million primarily due to the following:
•net income of $264.6 million,
•net proceeds from the issuance of our Series C preferred stock of $144.7 million,
•a $14.6 million increase attributable to the effect of our stock incentive plan,
•other comprehensive income of $31.7 million, partially offset by
•cash dividends declared on common and preferred stock totaling a combined $184.6 million.
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
Valley is required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and a minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of September 30, 2024 and December 31, 2023, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final rule as of August 26, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and will increase 25 percent per year until fully phased-in on January 1, 2025. As of September 30, 2024, approximately $35.5 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk-based capital ratios by approximately 9 basis points.

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at September 30, 2024 and December 31, 2023:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2024
Total Risk-based Capital
Valley	$6,194,835	12.56%	$5,180,157	10.50%	N/A	N/A
Valley National Bank	6,076,899	12.32	5,179,788	10.50	$4,933,131	10.00%
Common Equity Tier 1 Capital
Valley	4,723,219	9.57	3,453,438	7.00	N/A	N/A
Valley National Bank	5,583,510	11.32	3,453,192	7.00	3,206,535	6.50
Tier 1 Risk-based Capital
Valley	5,077,405	10.29	4,193,460	8.50	N/A	N/A
Valley National Bank	5,583,510	11.32	4,193,162	8.50	3,946,505	8.00
Tier 1 Leverage Capital
Valley	5,077,405	8.40	2,416,579	4.00	N/A	N/A
Valley National Bank	5,583,510	9.24	2,416,027	4.00	3,020,033	5.00
As of December 31, 2023
Total Risk-based Capital
Valley	$5,855,633	11.76%	$5,228,447	10.50%	N/A	N/A
Valley National Bank	5,794,213	11.64	5,228,403	10.50	$4,979,431	10.00%
Common Equity Tier 1 Capital
Valley	4,623,473	9.29	3,485,631	7.00	N/A	N/A
Valley National Bank	5,420,894	10.89	3,485,602	7.00	3,236,630	6.50
Tier 1 Risk-based Capital
Valley	4,838,314	9.72	4,232,552	8.50	N/A	N/A
Valley National Bank	5,420,894	10.89	4,232,517	8.50	3,983,545	8.00
Tier 1 Leverage Capital
Valley	4,838,314	8.16	2,372,129	4.00	N/A	N/A
Valley National Bank	5,420,894	9.14	2,372,322	4.00	2,965,403	5.00
The increases in the total risk-based capital, common equity Tier 1 capital, and Tier 1 capital ratios at September 30, 2024 as compared to December 31, 2023 were largely due to the credit risk transfer transaction related to a portion of the automobile loan portfolio executed in June 2024 and the net proceeds from Valley's issuance of Series C preferred stock in August 2024. See Notes 1 and 12 to the consolidated financial statements for more details on the Series C preferred stock issuance and credit risk transfer transaction, respectively.
On November 12, 2024, Valley issued and sold 42,780,748 shares of its common stock in a registered public offering. The net proceeds of the offering were $448.9 million and are expected to be used for general corporate purposes and investments in the Bank as regulatory capital. The following table sets forth Valley’s (1) actual capital positions and ratios under Basel III risk-based capital guidelines at September 30, 2024 and (2) on an as adjusted basis to give effect to the November 2024 common stock issuance, net of issuance costs.

	Actual		As Adjusted
	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2024
Total Risk-based Capital	$6,194,835	12.56%	$6,643,730	13.47%
Common Equity Tier 1 Capital	4,723,219	9.57	5,172,114	10.48
Tier 1 Risk-based Capital	5,077,405	10.29	5,526,300	11.20
Tier 1 Leverage Capital	5,077,405	8.40	5,526,300	9.08
See Note 1 to the consolidated financial statements for more details on the common stock issuance.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 32.7 percent for the nine months ended September 30, 2024 as compared to 53.7 percent for the year ended December 31, 2023. The decline in the retention ratio during the first nine months of 2024 was largely due to the significant increase in our provision for credit losses and resulting decline in our level of earnings before dividends as compared to the year ended December 31, 2023.
Cash dividends declared amounted to $0.33 per common share for each of the nine months ended September 30, 2024 and 2023. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels as required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the Federal Reserve or the OCC regarding the current level of its quarterly common stock dividend. However, the Federal Reserve has reiterated its long-standing guidance in recent years that banking organizations should consult them before declaring dividends in excess of earnings for the corresponding quarter. See Item 1A. Risk Factors of Valley's Annual Report for additional information.
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
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 72 for a discussion of interest rate risk.

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
(b) Changes in internal control over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2024 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2024 to July 31, 2024	3,497	$6.91	—	25,000,000
August 1, 2024 to August 31, 2024	4,061	8.34	—	25,000,000
September 1, 2024 to September 30, 2024	17,139	8.65	—	25,000,000
Total	24,697	$8.35	—

(1)Includes repurchases made in connection with the vesting of employee restricted stock awards.
(2)On February 21, 2024, Valley publicly announced a new stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase under the new repurchase program became effective on April 26, 2024 and will expire on April 26, 2026.

Item 5.	Other Information
a.None.
b.None.
c.During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
(10.1)
Underwriting Agreement, dated July 29, 2024, by and among the Company, the Bank, and Morgan Stanley & Co. LLC, BofA Securities, Inc., J.P. Morgan Securities LLC, UBS Securities LLC, Wells Fargo Securities, LLC and Keefe, Bruyette & Woods, Inc., as representatives of the underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K Current Report filed on July 31, 2024.

(10.2)
Underwriting Agreement, dated November 7, 2024, by and among the Company, the Bank and J.P. Morgan Securities LLC, as representative of the Underwriters listed on Schedule A thereto, incorporated herein by reference to Exhibit 1.1 to the Company's Form 8-K Current Report filed on November 12, 2024.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
November 12, 2024	Ira Robbins
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Michael D. Hagedorn
November 12, 2024	Michael D. Hagedorn
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)