Form 10-K
period 2024-12-31
VALLEY NATIONAL BANCORP
filed 2025-02-28
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.5 billion on June 30, 2024.
There were 560,275,784 shares of Common Stock outstanding at February 26, 2025.
Documents incorporated by reference:
Certain portions of the registrant’s Definitive Proxy Statement (the “2025 Proxy Statement”) for the 2025 Annual Meeting of Shareholders to be held May 20, 2025 will be incorporated by reference in Part III. The 2025 Proxy Statement will be filed within 120 days of December 31, 2024.

FORM 10-K TABLE OF CONTENTS

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
ARG	Associate Resource Group
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Valley National Bank
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
Board	Board of Directors of Valley National Bancorp
BSA	Bank Secrecy Act
BSA/AML	Procedures designed to assure and monitor compliance with BSA regulatory requirements
CD	Certificate of deposit
CECL	Current expected credit loss model
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CRE loan concentration ratio	Total commercial real estate loans held for investment and held for sale, excluding owner occupied loans, as a percentage of total risk-based capital
CRISC	Certified in Risk and Information Systems Control
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	The 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act
ESG	Environmental, Social and Governance
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority, Inc.
Fintech	Financial technology
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U. S. Generally Accepted Accounting Principles
GDP	Gross domestic product
Ginnie Mae	Government National Mortgage Association
HTM	Held to Maturity

Term	Definition
IDIs	Insured depository institutions
Insiders	Valley National Bank's directors, executive officers, and 10 percent shareholders
Investment Advisers Act	Investment Advisers Act of 1940, as amended
IRS	Internal Revenue Service
Leverage Ratio	Tier 1 capital to average consolidated assets as reported on consolidated financial statements
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investor Services
NAV	Net asset value
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
OREO	Other real estate owned
Oritani	Oritani Financial Corporation
OTC	Over-the-counter
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
Report	This Annual Report on Form 10-K
ROATE	Return on average tangible shareholders’ equity
ROU assets	Right of use assets
RSU	Restricted stock unit
S&P	Standard and Poor's
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SERP	Supplemental Executive Retirement Income Agreement
SOFR	Secured Overnight Financing Rate
SROs	Self-regulatory organizations
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Valley	May refer to Valley National Bancorp individually, Valley National Bancorp and its consolidated subsidiaries, or certain of Valley National Bancorp’s subsidiaries, as the context requires (interchangeable with the "Company," "we," "our" and "us")
VFM	Valley Financial Management, Inc.

PART I

Item 1.	Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of this Report and other cautionary statements set forth elsewhere in this Report.
General
Valley National Bancorp, headquartered in Morristown, New Jersey, is a New Jersey corporation organized in 1983 and is registered as a bank holding company and a financial holding company with the Federal Reserve under the BHC Act. At December 31, 2024, Valley had consolidated total assets of $62.5 billion, total net loans of $48.2 billion, total deposits of $50.1 billion and total shareholders’ equity of $7.4 billion.
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
In addition to the Bank, Valley’s consolidated subsidiaries include, but are not limited to: an insurance agency offering property and casualty, life and health insurance; an asset management adviser that is a registered investment adviser with the SEC; a registered securities broker-dealer with the SEC and member of FINRA, which is also licensed as an insurance agency to provide life and health insurance; a title insurance agency in New York, which also provides services in New Jersey; an advisory firm specializing in the investment and management of tax credits; and a subsidiary which specializes in health care equipment lending and other commercial equipment leases.
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
See Note 2 to the consolidated financial statements for further details on the Bank Leumi USA and other acquisitions.
Competition for Deposits, Lending and Other Financial Services
Valley National Bank is the largest commercial bank headquartered in New Jersey, with its top markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida and Alabama. Valley ranked 10th in competitive ranking and market share based on the deposits reported by 150 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit markets as of June 30, 2024. The FDIC also ranked Valley 6th, 29th, 18th, 17th and 70th in the states of New Jersey, New York, Florida, Alabama and California, respectively, based on deposit market share as of June 30, 2024. While we believe our FDIC rankings

5	2024 Form 10-K

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
Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, fintech companies, title agencies, asset managers, insurance companies, and a large list of other local, regional and national institutions which offer financial services. We believe we remain competitive by offering premier relationship banking service and advice, as well as a robust suite of innovative financial products and solutions to keep pace with evolving customer preferences across our footprint. The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services, which increases efficiency and enables financial institutions to better serve customers and to reduce costs. Fintech and direct bank competitors provide innovative digital solutions to traditional retail banking services and products, and in some cases without the extensive burden associated with being a regulated depository institution. We work to meet these challenges by utilizing internal resources and external technology partners to continually enhance our online and mobile banking products. By combining technology-enabled solutions with our premier relationship-based service model, we continue to compete effectively in the Commercial and Consumer Banking segments of our business. This level of service and commitment is particularly impactful because of our strong community presence with almost 100 years of service, providing us a competitive advantage with such customers over certain competitors that are not traditional banks.
Overall, our customers are influenced by the convenience, solution-based service from our knowledgeable staff and personal contacts, as well as the robust availability of our diverse products and services. We provide such convenience through our multi-channel delivery system, including 229 branch offices, an extensive ATM network, and our telephone, on-line and digital banking systems.
We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects, and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.
Operating Segments
Our business strategies, operations and reporting structures are reassessed by management, at least on an annual basis, to ensure the proper identification and reporting of our operating segments. In addition to our annual assessment, Valley re-evaluated its segment reporting during the second quarter 2022 to consider the Bank Leumi USA acquisition on April 1, 2022, along with other factors, including changes in the internal structure of operations, discrete financial information reviewed by key decision-makers, balance sheet management strategies and personnel. As a result, Valley currently manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. Valley’s Wealth Management and Insurance Services Division, comprised of asset management advisory, brokerage, trust, personal and title insurance, tax credit advisory services, and our international and domestic private banking businesses, is a reporting unit within the Consumer Banking segment. See Note 21 to the consolidated financial statements for additional details, including the financial performance of our operating segments.
Commercial Banking
Commercial and industrial loans. Commercial and industrial loans totaled approximately $9.9 billion and represented 20.4 percent of the total loan portfolio at December 31, 2024. We make commercial loans to small and middle market businesses most often located in New Jersey, New York, and Florida, as well as lending on a national basis within our specialty lines of business. A significant portion of Valley’s commercial and industrial loan portfolio consists of loans to long-standing customers of proven ability, strong repayment performance, and high character. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, most of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not occur as expected and the collateral securing these loans may fluctuate in value. In the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers may be impaired. Our loan decisions include consideration of a borrower’s ability to repay debts, collateral coverage, standing in the community and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable relationship with the Bank. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customers’ financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital advances are generally used to finance seasonal requirements and are repaid at the end of the cycle. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, or equipment and/or partly

2024 Form 10-K	6

collateralized by real estate. Short-term loans may also be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, we obtain the personal guarantee of the borrower’s principals to potentially help mitigate the risk. Unsecured loans, when made, are generally granted to the Bank’s most creditworthy borrowers. Unsecured commercial and industrial loans totaled $1.4 billion at December 31, 2024. In addition, we provide financing to the health care and industrial equipment leasing market through our leasing subsidiary, Highland Capital Corp.
Commercial real estate loans. Commercial real estate and construction loans totaled $29.6 billion and represented 60.7 percent of the total loan portfolio at December 31, 2024. The following table presents the commercial real estate portfolio by loan type and the percent of each loan type to total loans at December 31, 2024 and 2023:

	2024		2023
	Balance Outstanding	Percent of Loan Category to Total Loans	Balance Outstanding	Percent of Loan Category to Total Loans
	($ in thousands)
Commercial real estate:
Non-owner occupied (1)	$12,344,355	25.2%	$15,078,464	30.0%
Multifamily (2)	8,299,250	17.0	8,860,219	17.7
Owner occupied (1)	5,886,620	12.1	4,304,556	8.6
Total	$26,530,225	54.3%	$28,243,239	56.3%
Construction	3,114,733	6.4	3,726,808	7.4
Total commercial real estate loans	$29,644,958	60.7%	$31,970,047	63.7%

(1)    During the second quarter 2024, approximately $1.1 billion of non-owner occupied loans were reclassified to owner occupied loans based upon Valley's re-assessment of such loans under the applicable bank regulatory guidance.
(2)    Includes loans collateralized by properties that are greater than 50 percent rent regulated totaling approximately $553 million and $531 million at December 31, 2024 and 2023, respectively.
While commercial real estate lending remains a key pillar of the success of our relationship banking model and our lending expertise, we continued to proactively diversify our loan portfolio by reducing new originations of certain types of commercial real estate lending, such as non-owner occupied and multifamily loans, and through the sale of $1.2 billion of performing commercial real estate and construction loans during 2024. Within the commercial banking segment, our loan growth efforts continued to mainly focus on commercial and industrial and owner occupied commercial real estate loans where we have or can compete for an outsized share of the client's banking relationship. As a result, we have a current strategic balance sheet goal to reduce our CRE loan concentration ratio of 362 percent at December 31, 2024 to below 350 percent by December 31, 2025. See the "Executive Summary" section of Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more details.
We originate commercial real estate loans that are secured by various diversified property types across the New York metropolitan area (New Jersey, New York and Pennsylvania), Florida and our other primary market footprints. Property types in this portfolio range from multifamily residential properties to non-owner occupied commercial, industrial/warehouse, retail and, to a much lesser extent, commercial office buildings. Commercial real estate loans collateralized by office buildings totaled approximately $3.1 billion at December 31, 2024 with a combined weighted average loan to value ratio of 62 percent and debt service coverage ratio of 1.76. The majority of the office properties collateralizing our portfolio are multi-tenant and dispersed geographically in Florida, Alabama, New Jersey and New York (including approximately $218.1 million of loans with properties located in Manhattan at December 31, 2024). All commercial real estate loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is generally structured on a fully amortizing basis for terms up to thirty years. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, but generally they involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or the overall economy and accordingly, conservative loan to value ratios are required at origination. Valley also performs regular and comprehensive stress testing of the portfolio to evaluate the potential impact of market changes on loan performance.
With respect to loans to developers and builders, we originate and manage construction loans structured on either a revolving or a non-revolving basis, depending on the nature of the underlying development project. Our construction loans are

7	2024 Form 10-K

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

Consumer Banking
Residential mortgage loans. Residential mortgage loans totaled $5.6 billion and represented 11.5 percent of the total loan portfolio at December 31, 2024. Our residential mortgage loans include fixed and variable interest rate loans located mostly in New Jersey, New York and Florida. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in our lending markets. We also make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally conducted in other branch office markets and neighboring states. Our residential mortgage loan portfolio also includes $57.8 million of loans (primarily in California) that are guaranteed by third parties. Mortgage loan originations are based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted through an approved appraisal management company. The appraisal management company is required to adhere to all regulatory requirements. The Bank’s appraisal management policy and procedure complies with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower, the value of the underlying property and other factors that we believe are predictive of future loan performance. Valley originated first mortgages include both fixed rate and adjustable rate mortgage products with 10-year to 30-year maturities. The adjustable rate loans have a fixed-rate, fixed payment, introductory period of 5 to 10 years that is selected by the borrower. Additionally, Valley originates jumbo residential mortgage loans, that are mostly fixed-rate with 30-year maturities. At December 31, 2024, fixed and adjustable rate jumbo residential mortgage loans totaled approximately $1.6 billion and $898.8 million, respectively. Interest-only (i.e., non-amortizing) residential mortgage loans within our jumbo portfolio totaled $188.9 million (or 3.35 percent of the total residential mortgage loan portfolio) at December 31, 2024. The Bank services certain residential mortgage portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights related primarily to loans originated and sold by the Bank. See Notes 5 and 8 to the consolidated financial statements for further details.
Other consumer loans. Other consumer loans totaled $3.6 billion and represented 7.4 percent of the total loan portfolio at December 31, 2024. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, loans secured by the cash surrender value of life insurance, home equity loans and lines of credit, and to a lesser extent, secured and unsecured other consumer loans (including credit card loans). Valley is an auto lender primarily in New Jersey, New York, Pennsylvania, Florida, Connecticut, Delaware and Alabama offering indirect auto loans secured by either new or used automobiles. During 2024, we modestly expanded of our indirect auto network into Georgia. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Home equity lending consists of both fixed and variable interest rate products mainly to provide home equity loans to our residential mortgage customers or take a secondary position to another lender’s first lien position within the footprint of our primary lending territories. We generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 80 percent when originating a home equity loan. Other consumer loans include direct consumer term loans, both secured and unsecured, but are largely comprised of personal lines of credit secured by the cash surrender value of life insurance. The product is mainly originated through the Bank’s retail branch network and third party financial advisors. Unsecured consumer loans totaled approximately $90.6 million, including $42.7 million of credit card loans, at December 31, 2024.
Wealth Management. Our Wealth Management and Insurance Services Division provides asset management advisory, brokerage, trust, commercial, personal and title insurance, tax credit advisory services, and our international and domestic private banking businesses. Asset management advisory services include investment services for individuals and small to medium sized businesses, trusts and investment strategies designed for various investment profiles and objectives. Our brokerage services mainly facilitate the buying and selling of securities for banking and wealth management customers. Trust services include living and testamentary trusts, investment management, custodial and escrow services, and estate administration primarily to individuals. Tax credit advisory services include sourcing, syndication, and structuring federal and

2024 Form 10-K	8

state tax credits for commercial customers and development projects. We also provide personalized private banking and management services for select international and domestic clients.
Treasury and Corporate Other
Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities. Treasury and Corporate Other largely consists of the Treasury managed HTM and AFS debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. As of December 31, 2024, our total investment securities and interest bearing deposits with banks were $7.0 billion and $1.5 billion, respectively. See the “Investment Securities Portfolio” section of the MD&A and Note 4 to the consolidated financial statements for additional information concerning our investment securities.
Changes in Loan Portfolio Composition
At December 31, 2024 and 2023, approximately 73 percent and 76 percent of Valley’s gross loans totaling $48.8 billion and $50.2 billion, respectively, consisted of commercial real estate (including construction loans), residential mortgage and home equity loans. The remaining 27 percent and 24 percent December 31, 2024 and 2023, respectively, consisted of loans not collateralized by real estate. During 2024, we continued to execute on our strategy to reduce investor commercial real estate (i.e., multifamily and non-owner occupied) and construction loans, and maintain greater focus on growth of the commercial and industrial loan and owner-occupied commercial real estate loan portfolios (see more details in the "Commercial real estate loans" section above). We also continue to diversify the types of borrowers within our geographic concentrations in New Jersey, the New York City metropolitan area, including Westchester County, New York, and Florida. Many external factors outlined in Item 1A. Risk Factors, the “Executive Summary” section of Item 7. MD&A, and elsewhere in this Report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section in Item 7. MD&A in this Report for further discussion of our loan composition and concentration risks.
The following table presents the loan portfolio and loans held for sale by state and the percentage of total loans by state at December 31, 2024.

	Commercial and Industrial	Commercial Real Estate	Residential	Consumer	Total Loans	% of Total
	(in thousands)
New York	$2,380,333	$9,425,827	$1,508,569	$1,007,797	$14,322,526	29%
Florida	2,846,615	8,411,370	1,475,810	611,301	13,345,096	27
New Jersey	1,858,137	5,947,952	1,888,368	1,159,515	10,853,972	22
California	490,658	1,054,994	96,703	37,190	1,679,545	4
Illinois	447,906	371,281	4,599	14,057	837,843	2
Alabama	69,121	383,678	34,812	92,624	580,235	1
Other	1,838,630	4,058,606	640,586	668,353	7,206,175	15
Total	$9,931,400	$29,653,708	$5,649,447	$3,590,837	$48,825,392	100%
Less: Loans held for sale	—	8,750	16,931	—	25,681
Total loan portfolio	$9,931,400	$29,644,958	$5,632,516	$3,590,837	$48,799,711
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

9	2024 Form 10-K

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
Valley continues to internally run stress tests of its capital position that are subject to review by Valley's primary regulators. The Bank’s 2024 Capital Stress Test included a climate related scenario that considered geographical climate events within the Bank’s diverse footprint. The results of the internal stress tests are considered in combination with other risk management and monitoring practices at Valley to maintain an overall risk management program.
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
Types of collateral. Loan collateral, when required, may consist of any one or a combination of the following asset types depending upon the loan type and intended purpose: commercial or residential real estate; general business assets including working assets such as accounts receivable or inventory, or fixed assets such as equipment or rolling stock; marketable securities or other forms of liquid assets such as bank deposits or cash surrender value of life insurance; automobiles; or other assets wherein adequate protective value can be established and/or verified by reliable outside independent appraisers. Valley does not accept cryptocurrency assets as loan collateral.
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

2024 Form 10-K	10

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
Certain collateral dependent loans are reported at the fair value of the underlying collateral (less estimated selling costs) if repayment is expected solely from the collateral and are commonly referred to as “collateral dependent loans.” Commercial real estate loans are collateralized by real estate and construction loans are generally secured by the real estate to be developed and may also be secured by additional real estate or other collateral to mitigate the risk. Residential and home equity loans are collateralized by residential real estate. Collateral values for such existing loans are typically estimated using individual appraisals performed every 12 months (or 18 months for collateral dependent loans less than $1.0 million with current loan to value ratios not exceeding 75 percent). Between scheduled appraisals, property values are monitored within the commercial portfolio by reference to current trends in commercial property sales as published by leading industry sources. Property values are monitored within the residential mortgage portfolio by reference to available market indicators, including real estate price indices within Valley’s primary lending areas.
Refinanced residential mortgage loans to be held in our loan portfolio generally require either a new appraisal or a new evaluation in accordance with our appraisal policy. However, certain residential mortgage loans may be originated for sale and sold without new appraisals when the investor (Fannie Mae or Freddie Mac) accepts a refinance of an existing government sponsored enterprise loan without the benefit of a new appraisal. Additionally, all loan types are assessed for full or partial charge-off when they are between 90 and 120 days past due (or sooner when the borrowers’ obligation has been released in bankruptcy) based upon their estimated net realizable value. See Note 1 to our consolidated financial statements for additional information concerning our loan portfolio risk elements, credit risk management and our loan charge-off policy.
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

11	2024 Form 10-K

past events, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amounts. Our CECL methodology to estimate the allowance for loan losses has two components: (i) a collective reserve component for estimated lifetime expected credit losses for pools of loans that share common risk characteristics and (ii) an individual reserve component for loans that do not share risk characteristics, consisting of collateral dependent loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit. The allowance for unfunded credit commitments mainly consists of undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit valued using a similar methodology as used for loans.
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
Loans Originated by Third Parties
The Bank makes purchases of certain types of commercial loans and loan participations and residential mortgage loans originated by, and sometimes serviced by, other financial institutions. We generally do not purchase other types of loans. The loan purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the CRA, as well as other asset/liability management strategies. Valley purchased approximately $41.3 million and $25.4 million of 1-4 family loans qualifying for CRA purposes during 2024 and 2023, respectively. All purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Purchased commercial and industrial and commercial real estate participation loans are, at times, seasoned loans with expected shorter durations, but generally purchased at inception. Additionally, each purchased participation loan is stress-tested by Valley to assure its credit quality.
Purchased commercial loans (including commercial and industrial and commercial real estate participation loans) and residential mortgage loans totaled approximately $2.2 billion and $516.7 million, respectively, at December 31, 2024 representing 5.3 percent and 9.2 percent of our total commercial and residential mortgage loans, respectively.
At December 31, 2024, less than 1.0 percent of commercial loans originated by third parties were past due 30 days or more, which represented 1.1 percent of our total commercial loan portfolio delinquencies, and 3.4 percent of residential mortgage loans originated by third parties were past due 30 days or more which represented 25.8 percent of our total residential mortgage portfolio delinquencies.
Human Capital
We foster an inclusive and high-performing culture where empowered associates, innovation and collaboration thrive. We are a customer-centric organization committed to our associates, our customers, and our shareholders.
As of December 31, 2024, Valley employed 3,732 full and part time employees across our multi-state footprint. During the year 2024, we hired 669 employees, and our voluntary turnover rate was 13.5 percent. Our average tenure was 7.1 years.
Our inclusive culture of belonging aims to provide a foundation to fully leverage the rich tapestry of our associates’ unique perspectives and experiences. Our strong and inclusive culture allows us to provide quality service to our customers, the communities in which we operate and each other. We remain focused on our guiding principle — we all belong at Valley. This vision drives associate programming which includes Valley’s Business Resource Group Program (BRG Program), which is open to every associate. We continue to ensure that we strengthen our connections with our communities, enhance our ability to bring new ideas to the table, raise new questions, and innovate our practices and products.
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

2024 Form 10-K	12

Valley remains committed to the safety, health and well-being of its associates. Valley provides a benefits and wellness program aimed at promoting healthy lifestyles with the understanding that a healthy workforce contributes to associate productivity. Our employee assistance program was recently enhanced to offer more mental health access to associates and their families at no cost. The Valley wellness program now incentivizes participation by awarding points to associates who engage in the wellness webinars and healthy activities, which can later be redeemed to purchase fitness items. Financial wellness is supported through monthly educational opportunities and resources offered by our 401(k) plan administrator, along with our competitive 401(k) company matching contribution. Our health and welfare plans are designed to promote preventive care and financial protection against catastrophic illnesses.
Valley continues to promote work/life balance by offering paid vacation, sick, personal and volunteer days as well as remote work arrangements and flexible work hours for many associates. Our Parental Leave Program provides gender-neutral paid time off to associates who give birth, adopt or foster a child, and financial assistance to those who adopt. In cases of illness, Valley offers paid disability leave and workplace accommodations for associates needing alternative work arrangements due to special medical needs. We continue to maintain alignment with state, local and CDC mandates and guidance related to airborne infectious diseases to promote a healthy workplace.
Our Talent Acquisition and Learning & Talent Development teams continue to focus on the attraction, development, and retention of key and top talent – a crucial aspect of Valley's long-term success and strategy. Valley fosters a culture of internal mobility and encourages ongoing career development discussions between associates and their leaders. We actively engage our senior business leaders in reviewing their critical roles in alignment with their strategic talent initiatives through our annual talent review and succession planning process, which has created a broader understanding of our key talent needs. We continue to center our workplace strategies on the people experience, offering a variety of development opportunities, including our flagship leadership development, certifications and mentorship programs, to provide meaningful experiences that challenge our high potential and high performing associates. Our goal is to enhance the core competencies of our top talent in leadership and management skills to prepare them for future roles. We also continue to strengthen Valley’s position as an employer of choice by enhancing our associate onboarding experience and leveraging our engagement and pulse survey results to influence our culture and drive employee satisfaction.
Corporate Social and Environmental Responsibility
Valley recognizes the social and environmental responsibility that arises from the impact of our activities on peoples’ lives and society as a whole. To comply with this responsibility, we established an ESG Council in 2020 with respect to sustainability issues. The ESG Council helps guide us to consider how environmental, social and governance issues impact Valley’s ability to achieve its long-term strategy while being socially responsible.
Additional information regarding Valley's human capital management and corporate social and environmental responsibility can be found under “Sustainability Practices” in our 2025 Proxy Statement when it is filed with the SEC.

13	2024 Form 10-K

Information about our Executive Officers

Name	Age at December 31, 2024	Executive Officer Since	Office	Principal occupation during last five years other than Valley
Ira Robbins	50	2009	Chairman of the Board and Chief Executive Officer of Valley and Valley National Bank
Thomas A. Iadanza	66	2015	President of Valley and Valley National Bank
Russell Barrett	49	2024	Senior Executive Vice President, Chief Operations Officer of Valley and Valley National Bank	2013 - 2020 Managing Director - BNP Paribas
Joseph V. Chillura	58	2020	Senior Executive Vice President of Valley and President, Commercial Banking of Valley National Bank
John P. Regan	61	2024	Senior Executive Vice President, Chief Risk Officer of Valley and Valley National Bank	2016 - 2022 Chief Audit Executive at Investors Bancorp, July 2022 - March 2024 Chief Audit Executive at Industrial and Commercial Bank of China
Travis Lan	40	2023	Executive Vice President, Interim Chief Financial Officer of Valley and Valley National Bank	2016 - 2020 Director of Investment Banking at Keefe, Bruyette & Woods, Inc.
Yvonne M. Surowiec	64	2017	Senior Executive Vice President of Valley and Chief People Officer of Valley National Bank
Mitchell L. Crandell	54	2007	Executive Vice President, Chief Accounting Officer of Valley and Valley National Bank
Mark Saeger	60	2018	Executive Vice President of Valley and Chief Credit Officer of Valley National Bank
All officers serve at the pleasure of the Board.
Available Information
The SEC maintains a website at www.sec.gov which contains reports and other information filed with the SEC electronically. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website at www.valley.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on our website are Valley’s Code of Conduct and Ethics that applies to all of our employees, including our executive officers, as well as non-employee directors, Valley’s Audit Committee Charter, Valley’s Compensation and Human Capital Management Committee Charter, Valley’s Nominating, Governance, and Corporate Sustainability Committee Charter, and Valley’s Corporate Governance Guidelines.
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

2024 Form 10-K	14

examination and supervision, increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income. The compliance cost for Valley is significant and subject to increase as new governmental regulations are enacted and/or the level and intensity of supervision and of enforcement increases. In particular, Valley employs specialists and retains outside advisors with the expectation that Valley will have sufficient resources to comply with the regulations and supervision to which it is subject. Certain of Valley’s competitors, including credit unions, fintech companies, and others, are not regulated or supervised to the extent that Valley and other banks are, which may place Valley at a competitive disadvantage. Federal and state banking regulators regularly examine Valley and its subsidiaries to evaluate their financial condition and monitor their compliance with laws and regulatory policies. Following those exams, Valley and the Bank are assigned supervisory ratings. These ratings are considered confidential supervisory information and disclosure to third parties is not allowed without permission of the issuing regulator. Violations of laws and regulations or deemed deficiencies in risk management practices may be incorporated into these supervisory ratings. A downgrade in these ratings could limit Valley’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect the Bank’s deposit insurance assessment rate, and impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny of Valley.
Banking and other financial services statutes, regulations, and policies are frequently under review by Congress, state legislatures, and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to Valley and its subsidiaries. Any change in the statutes, regulations, or regulatory policies applicable to Valley, including changes in their interpretation or implementation, could have a material effect on our business or organization. The scope of the laws and regulations, and the intensity of the supervision to which Valley is subject, have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors, including bank failures in 2023, technological factors, market changes and climate change concerns, and as a result, Valley may face increased scrutiny and possible denials of bank mergers and acquisitions by federal bank regulators. Regulatory enforcement and fines have also increased across the banking and financial services sector. Valley expects that its business will remain subject to extensive regulation and supervision. We expect, however, that the new U.S. presidential administration will seek to implement a regulatory reform agenda that is significantly different than that of the prior administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies, which could, in turn, have a material effect on our business.
The following discussion describes certain elements of the comprehensive regulatory framework applicable to Valley and the Bank. These descriptions do not summarize all laws and regulations applicable to Valley, the Bank, or Valley’s other subsidiaries.
Bank Holding Company Regulation
Valley is a bank holding company and a financial holding company within the meaning of the BHC Act. As a bank holding company, Valley is supervised by the Federal Reserve and is required to file reports with the Federal Reserve and provide such additional information as the Federal Reserve may require.
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

15	2024 Form 10-K

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

2024 Form 10-K	16

our ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications. See the “Capital Adequacy” section of the MD&A for additional disclosure on capital adequacy.
For regulatory capital purposes, in accordance with the Federal Reserve’s final rule issued on August 26, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and will increase 25 percent per year until fully phased-in on January 1, 2025. As of December 31, 2024, approximately $35.5 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk-based capital ratios by approximately 9 basis points. The full deferral amount of $47.3 million was phased-in with a reduction of approximately 12 basis points to the risk-based capital ratios on January 1, 2025.
Prompt Corrective Action
The FDICIA requires the federal bank regulatory agencies to take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet certain capital adequacy standards. A depository institution’s treatment for purposes of the prompt corrective action provisions depends upon its level of capitalization and certain other factors. An institution that fails to remain well capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides for enhanced supervisory authority over under capitalized institutions, including authority for the appointment of a conservator or receiver for the institution. In certain instances, a bank holding company may be required to guarantee the performance of an under capitalized subsidiary bank’s capital restoration plan.
The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2024 and 2023, under the “prompt corrective action” regulations. For further discussion of Valley and the Bank’s regulatory capital, see the “Capital Adequacy” section of the MD&A.
Resolution Planning
The FDIC requires certain insured depository institutions, or IDIs, with more than $50 billion in total consolidated assets to submit to the FDIC periodic plans for resolutions in the event of the institution's failure. In June 2024, the FDIC finalized amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. The amendments require covered IDIs with between $50 billion and $100 billion in total assets, which includes the Bank, to submit informational filings on a three-year cycle, with an interim supplement updating key information submitted in the off years. The final rule became effective October 1, 2024, and the Bank's first informational submission is due by October 1, 2025.
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
On October 25, 2023, the Federal Reserve released a notice of proposed rule making that would lower the maximum interchange fee that a large debit card issuer can receive on a debit card transaction. Under the proposal, initially the base component would decrease from 21.0 cents to 14.4 cents, the ad valorem component would decrease from 5.0 basis points to 4 basis points multiplied by the value of the transaction, and the fraud-prevention adjustment would increase from 1.0 cents to 1.3 cents for debit card transactions performed from the effective date of the final rule to June 30, 2025. In addition, the proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered from large debit card issuers. We will continue to monitor the status of the proposed rule and are in the process of evaluating this proposed rule making and assessing the scale of its adverse impact on Valley and the Bank if adopted as proposed.

17	2024 Form 10-K

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
The Dodd-Frank Act requires that the federal banking agencies, including the Federal Reserve and the OCC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Report, been adopted, but a proposed rule was published in May 2024. The proposed rule is intended to (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss, (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation, and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, and it is unclear if a final rule will be issued, or if issued, what the timing of issuance would be, Valley and the Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.
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
Community Reinvestment
Under the CRA, as implemented and overseen by federal banking regulators, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires regulators, in connection with its examination of a national bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation

2024 Form 10-K	18

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
On October 24, 2023, the federal banking agencies finalized a rule to amend their regulations implementing the CRA. The final rule would, among other things, establish a tailored framework for CRA evaluations and data collection based on bank size and business models and, for banks with over $2 billion in total assets, implement separate evaluations for retail lending, retail services and products, community development financing, and community development services. The evaluation of retail services and products banks would also cover digital delivery systems, including online banking or mobile banking, for banks with over $10 billion in total assets, such as the Bank. The final rule became effective on April 1, 2024, with staggered compliance dates of January 1, 2026 and January 1, 2027.
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
In July 2024, the federal banking agencies, including the Federal Reserve and the OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism (CFT) programs. The proposed amendments would require supervised institutions to identify, evaluate and document the institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, FinCEN’s published national AML/CFT priorities. In August 2024, FinCEN adopted a rule extending anti-money laundering obligations, including maintenance of an anti-money laundering program and filing certain reports with FinCEN, to registered investment advisers, which are applicable to certain of our subsidiaries compliance with these programs required beginning on January 1, 2026.
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

19	2024 Form 10-K

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
Consumer Financial Protection Bureau Supervision
The Bank is subject to a variety of federal and state statutes and regulations designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB has broad rulemaking and supervisory powers under various federal consumer financial protection laws, including the laws and regulations that relate to deposit products, credit card, mortgage, automobile, student, and other consumer loans, and other consumer financial products and services offered. The CFPB also has examination and enforcement authority with respect to consumer financial laws for depository institutions with $10 billion or more in assets, such as the Bank, including the authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products or services.
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
In December 2024, the CFPB issued a final rule that, among other things, amends Regulation Z (otherwise known as the “Truth-In-Lending Act”) and impacts extensions of overdraft credit offered by financial institutions with more than $10 billion in assets. The final rule requires that extensions of overdraft credit, which is defined as generally including consumer credit extended by a financial institution to pay a transaction from a checking or other account held at the financial institution when the consumer has insufficient or unavailable funds in that account, adhere to certain consumer protections required of similarly situated products. If the overdraft fee is at or below the institution’s cost as determined by (i) calculating its own costs and losses using a standard set forth in the rule, or (ii) utilizing a benchmark fee of five dollars, then the charges that exceed costs and losses will become a covered overdraft credit and subject to Regulation Z which will require additional disclosure regarding borrowing costs, rates, and fees. The provisions of the final rule become effective on October 1, 2025.
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
The CFPB examines Valley National Bank’s compliance with such laws and the regulations under them.

2024 Form 10-K	20

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
In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with protecting uninsured depositors following the bank failures in the first half of 2023. Under the rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. In the first quarter 2024, the FDIC started collection of the special assessment at an annual rate of approximately 13.4 basis points over eight quarterly assessment periods. The special assessment for the Bank totaled $59.1 million, adjusted based upon revised loss information received from the FDIC in 2024, and resulted in pre-tax charges of $50.3 million, $7.4 million and $1.4 million to earnings in the fourth quarter 2023, first quarter 2024 and second quarter 2024, respectively. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment if actual losses exceed the amounts collected. Refer to the “Non-Interest Expense” section of the MD&A for additional information related to the FDIC’s special assessment.
Federal Securities Laws
Valley’s common stock is registered with the SEC under the Exchange Act. Valley is subject to the information, proxy solicitation, insider trading and other requirements and restrictions under the Exchange Act.
Broker-Dealer and Securities Regulation
Our U.S. broker-dealer subsidiary, VFM, is subject to federal securities laws relating to all aspects of their securities business operations, including, but not limited to, sales and trading practices, securities offerings, handling of customer funds, net capital levels, record-keeping, privacy requirements, and the conduct of directors, officers and employees. VFM is also subject to regulation by state securities commissions in those states in which they conduct business. VFM is currently registered as a broker-dealer in most U.S. states, the District of Columbia and Puerto Rico. VFM is a member of the Securities Investor Protection Corporation and is subject to rules of certain SROs, including FINRA and securities exchanges.
VFM is subject to various requirements related to sales practices and customer relationships, including Regulation Best Interest, which requires broker-dealers and investment advisers to act in the “best interest” of retail customers at the time a recommendation is made without placing the financial or other interests of the broker-dealer or investment adviser ahead of the interest of the retail customer. Margin lending by our broker-dealers is regulated by the Federal Reserve’s restrictions on lending in connection with purchases and short sales of securities. VFM is also subject to maintenance and other margin requirements imposed under FINRA and other SRO rules.
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

21	2024 Form 10-K

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
Insurance regulation
Valley’s insurance agency subsidiary, Valley Insurance Services, Inc., provides property and casualty insurance, employee benefits, risk management, loss control and claims services to business clients, as well as home, auto, boat and life insurance to individuals. In addition, VFM is licensed as an insurance agency to provide life and health insurance in several states. Regulation of insurance brokerage is generally performed at a state, rather than a national, level. Both Valley’s insurance agency subsidiaries operate in multiple states, and as a result, they and their employees are subject to various state regulatory and licensing requirements. Valley’s insurance agency subsidiaries monitor compliance with the various state insurance regulators, and also have relationships with third party vendors to ensure compliance and awareness among entities and their employees of relevant requirements and changes, and emerging regulatory issues.
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
Data Privacy and Cybersecurity Regulation
In the course of our operations, we collect, use, store, disclose, transfer and otherwise process personal information of our customers, employees and third parties with whom we conduct business. Accordingly, we are subject to a variety of increasingly stringent federal, state and local laws and regulations relating to data privacy and cybersecurity. For example, at the U.S. federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and security) and the Gramm Leach Bliley Act (which regulates the confidentiality and security of customer information obtained by financial institutions and certain other types of financial services businesses). Further, in the spring of 2022, federal banking regulators imposed a new cybersecurity-related notification rule that requires banking organizations to notify their primary federal regulator as soon as possible and within 36 hours of incidents that, among other things, have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents.
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
Recent and ongoing developments may also impact our data privacy- and cybersecurity-related risk profile and internal controls. On October 22, 2024, the CFPB announced a final rule regarding personal financial data rights that is designed to

2024 Form 10-K	22

promote “open banking.” The rule requires, among other things, that data providers, including financial institutions, make available to consumers and certain authorized third parties upon request certain covered transaction, account and payment information. Assuming the rule remains in effect in its current form, compliance is required by April 1, 2027 for depository institutions that hold between $10 billion and $250 billion in assets, subject to the outcome of pending litigation challenging the rule.
In May 2024, the SEC finalized amendments to Regulation S-P which requires broker-dealers, investment companies, registered investment advisers, and transfer agents to address the expanded use of technology and corresponding risks that have emerged since Regulation S-P was first adopted by developing, implementing, and maintaining written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information. The amendments also require individuals affected by an incident involving sensitive customer information to be notified within 30 days with details about the incident and other information intended to help affected individuals respond appropriately.
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
Financial institutions are affected by changes in the economic environment, which may be impacted by changing interest rates, volatility in financial markets, and geopolitical instability or conflict. Economic conditions, financial markets and monetary policies may be adversely affected by the impact of inflationary pressures, the impact of current or anticipated fiscal and monetary policies or changes thereto, policies of the new U.S. presidential administration (including trade policies and tariffs), the potential for an economic recession, uncertainty regarding the U.S. debt ceiling, government shutdowns, or default by the U.S. government on its obligations, and actual or perceived instability in the U.S. banking system. Changes in global economic conditions and geopolitical matters, including the conflicts between Russia and Ukraine and in the Middle East, foreign currency exchange volatility, volatility in global capital markets, inflationary pressures, and higher interest rates may meaningfully impact loan production, net interest margin, the value of our securities portfolio, and the measurement of certain significant estimates such as the allowance for credit losses. Moreover, in a period of economic contraction, we may experience elevated levels of credit losses, reduced interest income, impairment of goodwill and other financial assets, diminished access to capital markets and other funding sources, and reduced demand for our products and services. Volatility in the housing markets, real estate values and unemployment levels results in significant write-downs of asset values by financial institutions. The majority of Valley’s lending is in northern and central New Jersey, the New York City metropolitan area and Florida. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of Valley’s loan portfolio, results of operations and future growth potential.
Although inflation has slowed dramatically from the levels experienced during 2022 and 2023, possible prolonged inflationary pressures and any increases in market interest rates may cause the value of our investment securities, particularly those with longer maturities, to decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their deposits and/or ability to repay their loans with us.

23	2024 Form 10-K

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
The cost of resolving the recent bank failures has also prompted the FDIC to issue a special assessment to recover costs to the DIF. The special assessment for the Bank (including subsequent estimated shortfall adjustments by the FDIC) resulted in pre-tax charges of $8.8 million and $50.3 million to earnings for the years ended December 31, 2024 and 2023, respectively. Among other things, the FDIC maintains the ability to impose an additional shortfall special assessment based on the difference between actual losses from the bank failures and the amounts collected. For additional information on the FDIC’s special assessment, see Item 1. Business - "Supervision and Regulation.” The extent to which the shortfall special assessment will impact our future deposit insurance expense is currently uncertain, and any future additional special assessments, increases in assessment rates or required prepayments of FDIC insurance premiums, to the extent that they result in increased deposit insurance costs, would reduce our profitability.
These events and any future similar events may also result in changes to laws or regulations governing bank holding companies and banks, including higher capital requirements, or the imposition of restrictions through supervisory or enforcement activities, which could materially impact our business.
Risks Associated with Our Business Model
A significant portion of our loan portfolio is secured by commercial real estate, and events that negatively impact the real estate market could adversely affect our asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within our loan portfolio.
As of December 31, 2024, total commercial real estate loans, including construction loans, represented 60.7 percent of our loan portfolio. These types of loans generally expose a lender to a higher degree of credit risk of non-payment and loss than residential mortgage loans do because of several factors, including dependence on the successful operation of a business or a project for repayment, and loan terms with a balloon payment rather than full amortization over the loan term. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. The value of the real estate collateral that provides an alternate source of repayment in the event of default by the borrower could deteriorate during the time the credit is extended. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time by our clients or a significant default by our clients would materially and adversely affect us.
Concentrations in commercial real estate are closely monitored by regulatory agencies and subject to especially heightened scrutiny both on a public and confidential basis. Any formal or informal action by our supervisors may require us to increase our reserves on these loans and adversely impact our earnings.

2024 Form 10-K	24

A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. Any weakening of the commercial real estate market, particularly certain segments in the New York City market which have struggled in recent years, may increase the likelihood of default on these loans, which could negatively impact our loan portfolio’s performance and asset quality. For example, any declines in commercial real estate prices in the New Jersey, New York and Florida markets we primarily serve, along with the unpredictable long-term path of the economy, may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond those which are provided for in our allowance for loan losses. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any of these events could increase our costs, require management's time and attention, and materially and adversely affect us, and there can be no assurance that our efforts to reduce commercial real estate loan concentration and expand other areas of commercial lending activity will be successful in eliminating or mitigating these effects.
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
In 2020, we implemented specialized deposit services intended for state licensed cannabis business customers. Businesses engaged in the cultivation, manufacture, distribution, and sale of cannabis are legal in numerous states and the District of Columbia, including our primary markets of New Jersey, New York, and Florida. However, such businesses are not legal at the federal level and marijuana remains a Schedule I drug under the Controlled Substances Act of 1970. In 2014, FinCEN published guidelines for financial institutions servicing state legal cannabis businesses. We have implemented a comprehensive control framework that includes written policies and procedures related to the on-boarding of such businesses and the ongoing monitoring and maintenance of such business accounts that conforms with the FinCEN guidance. Additionally, our policies call for due diligence review of the cannabis business before the business is on-boarded, including confirmation that the business is properly licensed and maintains the license in good standing in the applicable state. Throughout the relationship, our policies call for continued monitoring of the business, including site visits where appropriate, to determine if the business continues to meet our requirements, including maintenance of required licenses and calls for undertaking periodic financial reviews of the business. In the latter half of 2021, the Bank expanded its cannabis-related business offerings to some limited real estate and other secured lending. The Bank may offer additional banking products and services to such customers in the future.
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

25	2024 Form 10-K

We could incur future goodwill impairment.
If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine a goodwill impairment charge is necessary. Estimates of the fair value of goodwill are determined using several factors and assumptions, including, but not limited to, industry pricing multiples and estimated cash flows. Based upon Valley’s 2024 goodwill impairment testing, the fair values of its three reporting units, wealth management, consumer banking, and commercial banking, were in excess of their carrying values. No assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition. At December 31, 2024, our goodwill totaled $1.9 billion. See Note 8 to the consolidated financial statements for additional information.
Our market share and income may be adversely affected by our inability to successfully compete against larger and more diverse financial services providers, digital fintech start-up firms and other financial services providers that have advanced technological capabilities. The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.
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
Additionally, the financial services industry is facing a wave of digital disruption from fintech companies and other large financial services providers. These competitors provide innovative web-based solutions to traditional retail banking services and products and tend to have stronger operating efficiencies and fewer regulatory burdens than their traditional bank counterparts, including Valley. The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services which increase efficiency and enable financial institutions to better serve customers and to reduce costs and with the use of artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content (collectively, “AI”). These new technologies may be superior to, or render obsolete, the technologies currently used in our products and services.
Regulatory changes may continue to allow new entrants into the markets in which we operate. The result of these regulatory changes will likely cause other non-traditional financial services companies to compete directly with Valley. Many of the companies have stronger operating efficiencies and fewer regulatory burdens than their traditional bank counterparts, including Valley.
Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many customers have become more reliant on, and their expectations have increased with respect to, this technology. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers and service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Many of Valley’s competitors have substantially greater resources to invest in technological improvements. Valley may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Valley’s business and, in turn, Valley’s financial condition and results of operations. See the “Technology Risks” section below in this Item 1A for additional information regarding our risks related to technology and use of AI.
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

2024 Form 10-K	26

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
We engage in the origination of residential mortgages for sale into the secondary market, while typically retaining the loan servicing. In connection with such sales, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $3.3 billion at both December 31, 2024 and 2023. Over the past several years, we have experienced a nominal amount of repurchase requests that have actually resulted in repurchases by Valley. During 2024, Valley had no repurchased loans and only 3 loans with aggregate outstanding principal balances of $1.1 million at the repurchase dates during 2023. None of the 2023 loan repurchases resulted in a material loss. As of December 31, 2024, no reserves pertaining to loans sold were established on our financial statements. However, it is possible that our careful loan underwriting and documentation standards may not be sufficient to prevent additional requests to repurchase loans that could occur in the future, and such requests may have a negative financial impact on us.
Interest rate swap fees within capital markets income are a significant component of our non-interest income and could fluctuate in future periods.
Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. Interest rate swap fees reported within capital markets income totaled approximately $13.3 million, or 6 percent, and $28.4 million, or 13 percent, of total non-interest income for the years ended December 31, 2024 and 2023, respectively. Several factors, including, but not limited to, the actual and expected level of market interest rates, can impact the decisions of commercial loan customers to use such interest rate swap products. As a result, we can provide no assurance that our interest rate swap fees will remain at the level reported for the year ended December 31, 2024.
We may not be able to attract, develop and retain skilled people.
Our success depends, in large part, on our ability to attract, develop and retain key people. Competition for the best people in most activities in which we engage can be intense and we may not be able to hire people or retain them, in particular due to an increasingly competitive labor market. We have been impacted by an extremely competitive labor market, including

27	2024 Form 10-K

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
We are subject to a variety of risks, including reputational risk, associated with ESG matters. The public holds diverse and often conflicting views on these matters. We have multiple stakeholders, including our shareholders, clients, associates, federal and state regulatory authorities, and the communities in which we operate, and these stakeholders will often have differing priorities and expectations regarding ESG issues. If we take action in conflict with one or another of those stakeholders’ expectations, we could experience an increase in client complaints, a loss of business, or reputational harm. For example, there exists increasing anti-ESG sentiment among certain stakeholders and government institutions, and we may face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding any such initiatives we have adopted. In addition, corporation diversity, equity and inclusion practices have recently come under increasing scrutiny. We could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Any adverse publicity in connection with ESG issues could damage our reputation, ability to attract and retain clients and associates, compete effectively, and grow our business.
In addition, proxy advisory firms and certain institutional investors who manage investments in public companies may take ESG factors into their investment analysis. The consideration of ESG factors in making investment and voting decisions is relatively new. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, vary considerably among the investment community, and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to ESG criteria could result in erroneous perceptions or a misrepresentation of our actual policies and practices. Organizations that provide ratings information to investors on ESG matters may also assign unfavorable ratings to us. Certain of our clients might also require that we implement additional ESG procedures or standards in order to continue to do business with them. If we fail to comply with specific ESG-related investor or client expectations and standards, or to provide the disclosure relating to ESG issues that any third parties may believe is necessary or appropriate (regardless of whether there is a legal requirement to do so), our reputation, business, financial condition, and/or results of operations, as well as the price of our common and preferred stock could be negatively impacted.
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

2024 Form 10-K	28

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
Valley’s earnings and cash flows are largely dependent upon the Bank’s net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond Valley’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve. Changes in interest rates driven by such factors will influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of Valley’s financial assets, including the HTM and AFS investment securities portfolios, and (iii) the average duration of Valley’s interest-earning assets and liabilities. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). For example, a flat or inverted yield curve, where short-term rates are close to, or above, long-term rates, could adversely affect Valley’s financial condition and results of operations. Any substantial or unexpected change in market interest rates could have a material adverse effect on Valley’s financial condition and results of operations. See additional information in the “Net Interest Income” and “Interest Rate Sensitivity” sections of our MD&A.
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
The process for determining the amount of the allowance for credit losses is critical to our financial results and conditions. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for credit losses may not be sufficient to cover the lifetime credit losses inherent in our loan and HTM debt securities portfolios, as well as unfunded credit commitments. Deterioration in economic conditions affecting borrowers, including as a result of inflationary pressures or other macroeconomic factors, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Additionally, bank regulators review the classification of our loans in their examination of us and we may be required in the future to change the internal classification on certain loans, which may require us to increase our provision for credit losses or loan charge-offs. If actual net charge-offs were to exceed Valley’s allowance, its earnings would be negatively

29	2024 Form 10-K

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
Non-performing assets (including non-accrual loans, OREO, and other repossessed assets) totaled $373.3 million at December 31, 2024. Our non-accrual loans represented 0.74 percent of total loans at December 31, 2024. These non-performing assets can adversely affect our net income mainly through decreased interest income and increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial condition. Potential further stress in the commercial real estate markets, primarily in New York City, or other factors could also negatively impact the future performance of this portfolio. There can be no assurance that we will not experience increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.
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
Liquidity risk is the potential that a financial institution, like Valley, will be unable to meet its obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends on our common stock because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including withdrawals by depositors, repayment of borrowings, credit commitments to borrowers, mortgage and other loan originations, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from commercial and retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources, such as the FHLB and certain brokered deposit channels established by the Bank.
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

2024 Form 10-K	30

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

31	2024 Form 10-K

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
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management's attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be intense, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Our ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.
Extensive regulation and supervision have a negative impact on our ability to compete in a cost-effective manner and may subject us to material compliance costs and penalties, and changes in regulation could adversely affect our business, financial condition and results of operations.
Valley, primarily through its principal subsidiary and certain non-bank subsidiaries, is subject to extensive federal and state regulation, supervision and examination. Banking laws, regulations, and rules are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Many laws and regulations affect Valley’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. They encourage Valley to ensure a satisfactory level of lending in defined areas and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. We expect the new U.S. presidential administration will seek to implement a regulatory reform agenda that is significantly different than that of the prior administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Any such changes, including with respect to statutes, regulations or regulatory policies and changes in interpretation or implementation thereof, could affect Valley in substantial and unpredictable ways. Such changes could subject Valley to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, or may impact consumer trust in financial institutions, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on Valley’s business, financial condition and results of operations.
Valley’s compliance with certain of these laws will also be considered by banking regulators when reviewing bank merger and bank holding company acquisitions. We also anticipate increased regulatory scrutiny—in the course of routine examinations and otherwise—and new regulations designed to respond to negative developments in the banking industry in 2023, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate composition and concentration, and capital and general oversight and control of the foregoing. Valley could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could negatively affect its results of operations and financial condition.
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

2024 Form 10-K	32

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
Technology Risks
Cybersecurity incidents and other disruptions to our information system could expose us to liability, losses and escalating operating costs.
Valley regularly collects, transmits, stores and otherwise processes personal, confidential, proprietary or sensitive information regarding its customers, employees and others for whom it services loans. In some cases, this personal, confidential, proprietary or sensitive information is collected, compiled, transmitted, stored or otherwise processed by third parties on Valley’s behalf. Cybersecurity risks have increased because of the proliferation of new technologies, including artificial intelligence, and the increased sophistication and activities of threat actors, including organized criminal groups, “hacktivists,” terrorists, nation states, nation-state supported actors and other external parties. Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems or networks, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to personal, confidential, proprietary or sensitive information, destroy data, denial-of-service, or sabotage systems or networks, often through, among other things, the introduction of computer viruses or malware, social engineering attacks (including phishing attacks), credential stuffing, account takeovers and other means. In addition, there have been well-publicized “ransomware” attacks against various U.S. companies with the intent to materially disrupt their computer network and services. Globally, cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times

33	2024 Form 10-K

supported by state actors. In addition, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, increasing tension with China or the unfolding events in the Middle East, may create a heightened risk of cybersecurity attacks. Cybersecurity risks also may derive from fraud or malice on the part of our employees or third parties, or may result from human error, mistakes in connection with over-the-air updates, software bugs, server malfunctions, software or hardware failure or other technological failure. Such threats may be difficult to detect for long periods of time and also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence.
Valley frequently experiences attempted cybersecurity attacks against its systems and certain attacks have been successful. Valley has also been impacted by cybersecurity breaches of its vendors’ systems. There can be no assurances that Valley will not incur future breaches of our systems or be impacted by breaches of our vendors’ systems, which in either case may expose the data of our customers or disrupt our services, exposing us to significant damage, ongoing operational costs and/or reputational harm. We do not control our vendors and our ability to monitor their cybersecurity is limited, and our cybersecurity diligence on key vendors may not be sufficient to prevent a failure or cybersecurity incident that may impact us or our customers. Some of our vendors may store or have access to our data and we rely on these vendors to implement information security programs commensurate with the relevant risk. We cannot, however, ensure in all circumstances that their efforts will be successful. A vulnerability in our vendors’ software or systems, a failure of our vendors’ safeguards, policies or procedures, or a cyber-attack or other cybersecurity incident affecting any of these third parties could harm our business. We have experienced cybersecurity incidents in the past, including the unauthorized access by a third party of certain Bank customer data resulting from our third party service providers’ use of the MOVEit file transfer software in 2023. While our business has not been materially impacted by any such cybersecurity incidents, similar incidents could have a material adverse effect on our business in the future.
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
In addition to various data privacy and cybersecurity laws and regulations already in place, U.S. states are increasingly adopting laws and regulations imposing comprehensive data privacy and cybersecurity obligations, which may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. See Item 1. Business—"Supervision and Regulation"—"Data Privacy and Cybersecurity Regulation" for more information regarding applicable data privacy and cybersecurity laws and regulations.
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

2024 Form 10-K	34

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
Our adoption of artificial intelligence tools and adoption by our third-party vendors and service providers may increase the risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, clients, or counterparties, or other third parties.
We have made, and expect to continue to make investments to integrate artificial intelligence tools into our solutions, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other contents (collectively, “AI”), and we expect to continue to adopt such tools responsibly and as appropriate. We also expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings faster than we are able to do so independently. There are significant risks involved in utilizing AI, and we cannot assure that our or our third-party vendors’ or service providers’ use of AI will enhance our or our third-party vendors’ or service providers’ products or services or produce the intended results. The adoption and incorporation of these tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment to customers, inaccuracy of results broadly known as "hallucinations" and compliance with applicable laws and regulations. These risks can result from models being poorly designed or faulty and/or biased data being used for training, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, inappropriate or controversial data practices by developers or end-users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions.
We have implemented an AI governance, oversight, and strategic facilitation function that includes a risk assessment of internal and vendor AI solutions, due diligence, model validation, and controls, and strict guidelines and policies designed to maintain safety, security, and ethical use of AI. However, given the pace of rapid adoption of these tools by vendors and service providers, we may not be aware of the addition of AI solutions prior to these tools being introduced into our environment. Failure to adequately manage AI risks can result in erroneous results and decisions made by misinformation, unwanted forms of bias, unauthorized access to sensitive, confidential, proprietary or personal information, and violations of applicable laws and regulations, leading to operational inefficiencies, competitive harm, reputational harm, ethical challenges, legal liability, losses, fines, and other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or to use the outputs of such AI tools, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.
We may be required to expend significant resources to comply with an uncertain legal and regulatory environment governing the use of AI, and we may have to change our product offerings or business practices, or prevent or limit our use of AI.
Regulation of AI is rapidly evolving as legislators and regulators are increasingly focused on powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, equal opportunity, and fair lending laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, existing laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. While we believe we have taken steps to be thoughtful in our development, training, and implementation of AI, it is not guaranteed that regulators will agree with our approach to limiting AI risks or to our compliance more generally. In addition, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

35	2024 Form 10-K

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
Valley National Bancorp is a separate and distinct legal entity from our banking and non-banking subsidiaries and depends on dividends, distributions, and other payments from the Bank and its non-banking subsidiaries to fund cash dividend payments on our preferred and common stock and to fund most payments on our other obligations. Regulations relating to capital requirements affect the ability of the Bank to pay dividends and other distributions to us and to make loans to us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our preferred and common shareholders or interest payments on our long-term borrowings and junior subordinated debentures issued to capital trusts. Furthermore, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
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
We have increased, and may in the future increase, our capital resources or, if our or the Bank’s actual or projected capital ratios fall below or near the current (Basel III) regulatory required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of common stock, preferred stock or debt securities. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. See Note 18 to the consolidated financial statements for more details on our common and preferred stock, including stock issuances during the second half of 2024.

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

2024 Form 10-K	36

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
We also have a team of employees, including at the senior management level, who are dedicated to assisting the Board in fulfilling its oversight responsibility for cyber and information security. Valley’s Chief Information Security Officer (CISO), who is responsible for developing and implementing our cyber and information security program, has over 24 years of experience leading cyber security oversight and holds a CRISC certification, and others on our information security team have cybersecurity experience or certifications. The CISO and Director of Cyber Risk Management each participate in all meetings of the Cyber Subcommittee.
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

37	2024 Form 10-K

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
Outside Consultants. While we have deployed personnel to perform testing and oversight functions internally, we also leverage external consultants and other tools to test the effectiveness of our operating environment and the protection of our data. We engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and reviews of our information security control environment and operating effectiveness. These assessment efforts include a wide range of activities such as tabletop exercises, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The results of these assessments are reported to the Risk Committee and the Board. Valley adjusts its cyber and information security program as necessary based on the information provided by these assessments, audits and reviews.
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
The following table summarizes our leased and owned retail banking centers in each state:

	Leased	Owned	Number of banking centers	% of Total
New Jersey
Northern	60	40	100	43.7%
Central	8	19	27	11.8
Total New Jersey	68	59	127	55.5
New York
Manhattan, Brooklyn and Queens	15	7	22	9.6
Long Island	9	3	12	5.2
Westchester County	7	0	7	3.1
Total New York	31	10	41	17.9
Florida	26	15	41	17.9
Alabama	4	12	16	7.0
California	3	—	3	1.3
Illinois	1	—	1	0.4
Total	133	96	229	100.0%
Our principal executive office is located at One Penn Plaza in New York, New York. Our New York City corporate offices are primarily used as a central hub for New York based lending activities of senior executives and other commercial

2024 Form 10-K	38

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

Item 4.	Mine and Safety Disclosures
Not applicable.

39	2024 Form 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “VLY.” There were 6,537 shareholders of record as of December 31, 2024.
We declared cash dividends of $0.11 per share in each of the first, second, third and fourth quarters of 2024. The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements, legal requirements, regulatory constraints and other factors that our Board deems relevant.
Performance Graph
The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2019 in: (a) Valley’s common stock; (b) the KBW Regional Banking Index ("KRX"); and (c) the S&P 500 Stock Index ("S&P 500"). The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	12/19	12/20	12/21	12/22	12/23	12/24
Valley	$100.00	$89.94	$131.11	$111.97	$112.74	$99.26
KRX	100.00	91.32	124.78	116.15	115.69	130.96
S&P 500	100.00	118.39	152.34	124.73	157.48	196.85
The information under “Performance Graph” is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Section 18 of the Exchange Act, and the information shall not be deemed to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent specifically incorporated by reference into such a filing.

2024 Form 10-K	40

Issuer Repurchase of Equity Securities
The following table presents the repurchases of equity securities during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1, 2024 to October 31, 2024	27,552	$8.93	—	25,000,000
November 1, 2024 to November 30, 2024	7,567	9.47	—	25,000,000
December 1, 2024 to December 31, 2024	6,844	10.64	—	25,000,000
Total	41,963	$9.31	—

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
The purpose of this analysis is to provide the reader with information relevant to understanding and assessing Valley’s results of operations and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this Report, and statistical data presented in this document. For comparison of our results of operations for the years ended December 31, 2023 and 2022, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
Cautionary Statement Concerning Forward-Looking Statements
This Report, both in MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by such forward-looking terminology as “intend,” “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “would,” “could,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors listed under Item 1A. Risk Factors of this Report include, but are not limited to:
•the impact of market interest rates and monetary and fiscal policies of the U.S. federal government and its agencies in connection with prolonged inflationary pressures, which could have a material adverse effect on our clients, our business, our employees, and our ability to provide services to our customers;
•the impact of unfavorable macroeconomic conditions or downturns, including an actual or threatened U.S. government shutdown, debt default or rating downgrade, instability or volatility in financial markets, unanticipated loan delinquencies, loss of collateral, decreased service revenues, increased business disruptions or failures, reductions in employment, and other potential negative effects on our business, employees or clients caused by factors outside of our control, such as future legislation and policy changes under the new U.S. presidential administration, geopolitical instabilities or events; natural and other disasters, including severe weather events, health emergencies, acts of terrorism; or other external events;
•the impact of potential instability within the U.S. financial sector in the aftermath of the banking failures in 2023 and continued volatility thereafter, including the possibility of a run on deposits by a coordinated deposit base, and the impact of the actual or perceived soundness, or concerns about the creditworthiness of other financial institutions, including any resulting disruption within the financial markets, increased expenses, including Federal Deposit Insurance Corporation insurance assessments, or adverse impact on our stock price, deposits or our ability to borrow or raise capital;

41	2024 Form 10-K

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
•increased competitive challenges, including our ability to stay current with rapid technological changes in the financial services industry;
•cyberattacks, ransomware attacks, computer viruses, malware or other cybersecurity incidents that may breach the security of our websites or other systems or networks to obtain unauthorized access to personal, confidential, proprietary or sensitive information, destroy data, disable or degrade service, or sabotage our systems or networks, and the increasing sophistication of such attacks;
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

2024 Form 10-K	42

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
The judgments and estimates used by management in applying the critical accounting policies discussed below may be affected by significant changes in the economic environment, which may result in changes to future financial results. Specifically, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in material changes in the allowance for credit losses in future periods, and the inability to collect on outstanding loans could result in increased loan losses.
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
Changes in Our Allowance for Credit Losses for Loans
Valley considers it difficult to quantify the impact of changes in the economic forecast on its allowance for credit losses for loans. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for credit losses for loans, which totaled $573.3 million and $465.6 million at December 31, 2024 and 2023, respectively.
As discussed further in the “Allowance for Credit Losses” section in this MD&A, we incorporated a multi-scenario economic forecast for estimating lifetime expected credit losses at December 31, 2024 and 2023. The qualitative economic component of our reserves at December 31, 2024 decreased by $43.8 million to approximately 8 percent of total allowance for credit losses for loans at December 31, 2024 as compared to 19 percent at December 31, 2023 largely due to gradual improvements in most economic indicators, including inflation, during 2024 and a higher level of previously expected losses transitioning as realized losses (i.e., charge-offs) through our ACL model in 2024. Other qualitative non-economic reserves, largely based upon management judgements about certain inherent factors in acquired loan portfolios not reflected in our

43	2024 Form 10-K

quantitative reserves, also decreased $48.0 million to approximately 4 percent of total allowance for credit losses for loans at December 31, 2024 as compared to 16 percent at December 31, 2023. The decline was mostly due to the passage of time and better than expected performance of these portfolios. The net positive developments in these significant judgmental factors during 2024 were more than offset by increases in the quantitative portion of our allowance based upon a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics.
The allowance for credit losses for loans also included specific reserves totaling $75.9 million and $74.2 million, respectively, at December 31, 2024 and 2023. These reserves are based upon management's valuation of collateral for collateral dependent loans. These specific reserves include $25.8 million and $37.7 million at December 31, 2024 and 2023, respectively, related to New York City taxi medallion loan valuations based on the estimated value of the underlying medallions. See additional details regarding our non-performing taxi medallion loan portfolio under the “Non-performing Assets” section of this MD&A.
Goodwill and Other Intangible Assets. We have significant goodwill and other intangible assets related to our acquisitions totaling $1.9 billion and $128.7 million at December 31, 2024, respectively. We record all acquired assets, including goodwill and other intangible assets, and assumed liabilities in purchase acquisitions at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired. Our determination of whether or not goodwill is impaired requires us to make significant judgments and to use significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections.
An impairment loss is recognized if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill recorded. We perform our annual goodwill impairment test in the second quarter of each year, or more often if events or circumstances warrant. In addition to the annual impairment test, we assessed the immediate and long-term impact of significant market and bank regulatory changes, if applicable, on the macroeconomic variables and economic forecasts and how those might impact the fair value of our reporting units each quarter end. After consideration of these variables and other possible triggering events or circumstances, as well as our operating results, we determined it was more-likely-than-not that the fair values of our three reporting units, Wealth Management, Consumer Banking, and Commercial Banking, were in excess of their carrying values during 2024. Therefore, we concluded there were no triggering events that would require additional goodwill impairment test of the reporting units during 2024.
In 2025, we will continue to monitor and evaluate the overall economic conditions that may impact our market capitalization and any triggering events that may indicate a possible impairment of goodwill allocated to our reporting units. While not expected at this time, we may be required to record a charge to earnings should there be a deficiency in our estimated fair value of one or more of our reporting units during our subsequent annual (or more frequent) impairment tests. See the “Operating Segments” section in this MD&A for more information regarding our business segments/reporting units.
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
To assist in assessing the impact of potential goodwill or other intangible assets impairment charges at December 31, 2024, the impact of a five percent impairment charge on these intangible assets would result in a reduction in pre-tax income of approximately $99.9 million. See Note 8 to the consolidated financial statements for additional information regarding goodwill and other intangible assets.

2024 Form 10-K	44

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
The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporate various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. Management determined it is more likely than not that Valley will realize its net deferred tax assets, except for immaterial valuation allowances, as of December 31, 2024 and 2023.
We also maintain, when necessary, a reserve related to certain tax positions that management believes contain an element of uncertainty. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. Our income tax expense reflected a decrease of $46.4 million in 2024 and increases of $3.0 million and $1.8 million in 2023 and 2022, respectively, to our tax provision related to reserve for uncertain tax liability positions and/or accrued interest related to such positions at December 31, 2024, 2023 and 2022, respectively.
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
Executive Summary
Company Overview. At December 31, 2024, Valley had consolidated total assets of $62.5 billion, total net loans of $48.2 billion, total deposits of $50.1 billion and total shareholders’ equity of $7.4 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, California, Alabama and Illinois. Of our current 229 branch network, 56 percent, 18 percent, and 18 percent of the branches are located in New Jersey, New York, and Florida, respectively, with the remaining 8 percent of the branches in Alabama, California and Illinois combined. Over the past several years, we have grown significantly through organic efforts and our bank acquisition of Bank Leumi USA on April 1, 2022.
Weather Related Events. In early January 2025, destructive wildfires broke out in the Pacific Palisades area of Los Angeles, California. At this time, we have minimal direct loan exposure to this area, however, we continue to closely monitor the ongoing impact of these and other regional wildfires on our California client base and, where appropriate, we will work constructively with individual borrowers. We are committed to the greater Los Angeles market, and recently opened a branch location in Beverly Hills in August 2024. At December 31, 2024, approximately $1.7 billion, or 3.5 percent, of our $48.8 billion loan portfolio is located in California and mostly consists of commercial real estate loans. We also have a relatively small amount of California municipal bond issuers within our AFS and HTM investment securities portfolios at December 31, 2024 and we do not expect any impairment of these securities at this time.
As of December 31, 2024, the credit quality of our Florida loan portfolio has also remained resilient in the aftermath of Hurricanes Helene and Milton, which hit Florida in September and October 2024, respectively. At this time, there have been relatively few loan concessions (mostly in the form of loan payment deferrals up to 90 days) for distressed borrowers impacted by the hurricanes. At December 31, 2024, the hurricanes did not have a significant impact on the level of reserves or expected loan charge-offs within our allowance for loan losses. As a result, our provision for loan losses for the fourth quarter 2024 was net of an $8.0 million release of qualitative reserves for estimated losses related to the hurricanes in our allowance at September 30, 2024.

45	2024 Form 10-K

Financial Condition. During 2024, we continued to strengthen the position of our balance sheet to best perform in the current economic environment, while also prudently managing and reducing the overall risk of our loan portfolio. The following items, including key balance sheet initiatives, are highlights at December 31, 2024.
•Commercial Real Estate Loan Concentration: Total commercial real estate loans (including construction loans) totaled $29.6 billion, or 60.7 percent of total loans at December 31, 2024 as compared to $32.0 billion, or 63.7 percent of total loans at December 31, 2023. While commercial real estate lending remains a key pillar of the success of our relationship banking model and our lending expertise, we continue to proactively diversify our loan portfolio by reducing new originations of certain types of transactional commercial real estate lending, such as non-owner occupied and multifamily loans to single-product borrowers. We remain focused on growing our commercial and industrial, owner occupied commercial real estate, and consumer loan portfolios. As a result, we have a current balance sheet goal to reduce our CRE loan concentration ratio to below 350 percent by December 31, 2025. At December 31, 2024, our CRE loan concentration ratio declined to 362 percent as compared to 421 percent and 474 percent at September 30, 2024 and December 31, 2023, respectively. The decline in the ratio was largely due to (1) bulk sales of commercial real estate and construction loans completed in the first half of 2024 and the fourth quarter 2024, (2) our preferred and common stock issuances in the second half of 2024, and (3) loan repayment activity in 2024, which outpaced new and refinanced loan volumes due to the planned lower production within the non-owner occupied and multifamily loan categories. See further details of our loan activities under the “Loan Portfolio” section below.
•Regulatory Capital and Shareholders' Equity: Total shareholders' equity increased $733.7 million to $7.4 billion at December 31, 2024 as compared to December 31, 2023 largely due to net proceeds of $448.9 million and $144.7 million from the issuances of common stock and Series C preferred stock through registered public offerings in November and August 2024, respectively, and retained earnings generated from our 2024 net income. Valley's total risk-based capital, common equity Tier 1 capital, Tier 1 capital and Tier 1 leverage capital ratios were 13.87 percent, 10.82 percent, 11.55 percent, and 9.16 percent, respectively, at December 31, 2024 as compared to 11.76 percent, 9.29 percent, 9.72 percent and 8.16 percent, respectively, at December 31, 2023. Currently, we expect that Valley's common equity Tier 1 capital will gradually increase to approximately 11 percent by December 31, 2025 largely through projected growth in our retained earnings and continuous management of the overall regulatory risk weighted asset profile of our balance sheet, including the goal to reduce our commercial real estate loan concentration. See the "Capital Adequacy" section below for more information.
•Allowance for Credit Losses: The ACL for loans totaled $573.3 million and $465.6 million at December 31, 2024 and December 31, 2023, respectively, representing 1.17 percent and 0.93 percent of total loans at each respective date. The increase reflects, among other factors, an increase in quantitative reserves across most of our commercial loan categories driven by higher net loan charge-offs and nearly 8 percent loan growth in our commercial and industrial loan portfolio in 2024. Given our current projections for continued growth in our commercial and industrial loan portfolio and credit trends within our loan portfolio, we anticipate the ACL will migrate towards approximately 1.25 percent of total loans at December 31, 2025. However, we can provide no assurance that our actual future ACL for loans required under our CECL methodology will not exceed this current projection due to the uncertain nature of our assumptions. See the “Allowance for Credit Losses" section for additional information.
•Credit Quality: Non-performing assets (NPAs) as a percentage of total loans and NPAs increased to 0.76 percent at December 31, 2024 as compared to 0.58 percent at December 31, 2023. Total net loan charge-offs to average loans were 0.40 percent for the fourth quarter 2024 as compared with 0.13 percent for the fourth quarter 2023. See the “Non-Performing Assets” section for additional information.
•Liquid Assets: Our liquid assets totaled $5.5 billion at December 31, 2024, representing 9.6 percent of interest earning assets as compared with $2.4 billion, or 4.3 percent of interest earning assets at December 31, 2023. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. Currently, we have a strategic goal to maintain a ratio of loans to deposits at or below 97 percent in 2025, which is relatively unchanged as compared with our actual ratio of loans to deposits of 97.5 percent at December 31, 2024. See the “Bank Liquidity” section for additional information.
•Deposits: Total deposits increased $833.0 million to $50.1 billion at December 31, 2024 as compared to $49.2 billion at December 31, 2023 mainly due to higher direct commercial customer money market and NOW deposits, partially offset by a decrease in both brokered and retail time deposits. Total indirect customer deposits (including both brokered money market and time deposits) totaled $7.1 billion at December 31, 2024 and declined $397.2 million as compared with December 31, 2023. During the fourth quarter 2024, we used a significant portion of the net proceeds from the sale of commercial real estate loans held for sale to repay maturing indirect customer deposits. See the “Deposits and Other Borrowings” section for more details.

2024 Form 10-K	46

•Investment Securities: Total investment securities increased $1.9 billion to $7.0 billion, or 11.2 percent of total assets, at December 31, 2024 as compared to December 31, 2023 mainly due to targeted purchases of residential mortgage backed securities primarily issued by Ginnie Mae (with a risk-weighting of zero for regulatory capital purposes) in the second half of 2024 that were classified as AFS. See the “Investment Securities Portfolio” section for more details.
Annual Results. Net income for the year ended December 31, 2024 was $380.3 million, or $0.69 per diluted common share as compared to $498.5 million, or $0.95 per diluted common share for 2023. The $118.2 million decrease in net income as compared to 2023 was mainly due to the following changes:
•a $258.6 million increase in our provision for credit losses driven by higher quantitative reserves for commercial loans;
•a $36.8 million decrease in net interest income mostly due to a higher cost of deposits, partially offset by an increase in loan yield; and
•a $1.2 million decrease in non-interest income;
Which was partially offset by:
•a $121.6 million decrease in income tax expense mostly due to lower pre-tax income and a fourth quarter 2024 tax benefit resulting from a $46.4 million total reduction in uncertain tax liability positions and related accrued interest; and
•a $56.8 million decrease in non-interest expense mainly due to a $67.1 million decrease in non-core items, including a $41.5 million reduction in the FDIC special assessment expense related to certain bank failures (highlighted in the “—Non-GAAP Financial Measures” section below);
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense,” and “Income Taxes” sections in this MD&A for more details on the items above and other non-core items impacting our 2024 annual results.
Operating Environment. Real gross domestic product (GDP) increased at an annual rate of 2.8 percent as compared to 2.9 percent during 2023. The increase in 2024 was primarily driven by gross private domestic investment and personal consumption. The gains were partly offset by decreases in government consumption expenditures and net exports. Inflation continued to modestly improve with the consumer price index on a year over year basis decelerating from 3.3 percent at December 31, 2023 to 2.9 percent at December 31, 2024.
Starting in mid-September 2024 at its Federal Open Market Committee meeting, the Federal Reserve began to incrementally lower the target range for the federal funds rate at three consecutive meetings from 5.25 - 5.50 percent to the current target of 4.25 - 4.50 percent in December 2024. In December 2024, the Committee indicated it expects just two 25 basis points cuts in 2025. At its recent meeting in January 2025, the Committee left the current target federal funds rate unchanged largely due to a healthy labor market, elevated inflation and an uncertain economic outlook caused by several factors, including the unknown impact of potential new policies implemented by the U.S. presidential administration. In addition, the Committee indicated it would continue reducing its holdings of Treasury securities and agency debt and mortgage-backed securities, as described in its previously announced plans.
The 10-year U.S. Treasury note yield increased to 4.58 at December 31, 2024 from 3.88 percent one year ago, and the 2-year U.S. Treasury note yield ended 2024 increased 2 basis points to 4.25 percent at December 31, 2024 as compared to 2023.
Total loans and leases for U.S. commercial banks increased 2.9 percent in 2024 compared to 2.2 percent in 2023. Consumer loans grew by 3.0 percent, while commercial and industrial and commercial real estate loans increased 1.3 percent and 1.2 percent, respectively, from 2023 to 2024. Overall, most banks reported easing of underwriting standards on commercial loans. Throughout the year of 2024, the combination of relatively high mortgage interest rates and tight inventories kept residential mortgage loan activity low.
After yield curve inversion of more than two years, the normalization of interest rates in late 2024 should set the stage for a more benign operating environment for banks in 2025. The outlook for economic growth, and general optimism around easing bank regulation in the wake of the U.S. presidential election further supports the expectation for an improved operating environment. However, several other factors, including those recently noted by the Federal Reserve, have made the future direction of the economy uncertain, and should economic conditions deteriorate, causing business activity, spending and investment to decline, these and other factors may adversely impact our financial results, as highlighted in the remaining MD&A discussion below.
Deposits and Other Borrowings. We define cumulative deposit beta as the change in our cost of total deposits relative to the change in the average Fed Funds (upper bound) rate. We differentiate between the cumulative deposit beta during the rate

47	2024 Form 10-K

increase cycle, which began in the first quarter of 2022 and ended in the second quarter of 2024, and the cumulative deposit beta during the rate decrease cycle which started in the third quarter of 2024. Our cumulative deposit beta in the interest rate increase cycle (between December 31, 2021 and June 30, 2024) was approximately 58 percent. The Federal Reserve started an interest rate decrease cycle during the third quarter 2024. Our cumulative deposit beta in this current interest rate decrease cycle (between June 30, 2024 and December 31, 2024) was 34 percent. Our cumulative deposit beta for the fourth quarter 2024 was 51 percent. The beta in the fourth quarter was mainly driven by a full quarter’s impact of the Federal Reserve's initial rate cut, and our ability to broadly reduce costs of interest bearing deposit products coupled with an overall increase in non-interest bearing deposit balances from customers and a reduction of higher cost, indirect customer CDs. See the "Net Interest Income" section for additional details on the changes in our cost of deposits during the fourth quarter 2024.
Total average deposits increased by $1.3 billion to $49.8 billion for the year ended December 31, 2024 as compared to 2023. Average savings, NOW and money market deposit balances increased $1.9 billion largely due to our strong focus on deposit generation from both direct commercial customers and national specialized deposits, as well as continuing to benefit from some inflows from the non-interest bearing deposit category. Average time deposits balances increased $716.5 million primarily due to our increased use of fully insured indirect customer (i.e., brokered) CDs as an alternate and attractively priced funding source (mainly compared to similar term FHLB borrowings) starting in the second quarter 2024. These increases were partially offset by a $1.4 billion decrease in average non-interest bearing deposits caused by the level of market interest rates and a continued shift in customer preference to interest bearing deposit products and other attractive investment alternatives to deposits during most of 2024. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 51 percent and 27 percent of total deposits at December 31, 2024, respectively, as compared to 26 percent, 48 percent and 26 percent of total deposits at December 31, 2023, respectively.
Actual ending balances for deposits increased $833.0 million to $50.1 billion at December 31, 2024 as compared to 2023 mostly due to an increase of $1.8 billion in savings, NOW and money market deposits, partially offset by decreases of $834.2 million and $110.8 million in time and non-interest bearing deposits, respectively. The increase in savings, NOW and money market deposits was largely due to broad-based direct commercial deposits and, to a lesser extent, consumer customer inflows, as well as increases in digital and national specialized deposit accounts at December 31, 2024. The decrease in time deposits was mostly due to maturity and repayment of both indirect and direct customer CDs, as we elected to pay down these higher cost funding sources with excess cash liquidity during the fourth quarter 2024. As a result, total indirect customer deposits (primarily brokered CDs and, to a lesser extent, money market deposits) decreased to $7.1 billion at December 31, 2024 as compared to $9.1 billion and $7.5 billion at September 30, 2024 and December 31, 2023, respectively. While non-interest bearing balances continued to be challenged by the level of market interest rates and the aforementioned changes in customer behavior during most of 2024, we did experience solid non-interest bearing deposit inflows from both commercial and consumer customers during the fourth quarter 2024 resulting in a $274.9 million increase to $11.4 billion at December 31, 2024 from September 30, 2024. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 53 percent and 25 percent of total deposits as of December 31, 2024, respectively, as compared to 23 percent, 50 percent and 27 percent as of December 31, 2023, respectively.
The following table summarizes CDs included in time deposits in excess of the FDIC insurance limit by maturity at December 31, 2024:

2024
(in thousands)
Less than three months	$944,311
Three to six months	491,200
Six to twelve months	721,818
More than twelve months	209,319
Total	$2,366,648
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $12.6 billion, or 25 percent of total deposits, at December 31, 2024 as compared to $12.2 billion, or 25 percent of total deposits, at December 31, 2023.
While we maintained a diversified commercial and consumer deposit base at December 31, 2024, deposit gathering initiatives and our current deposit base could be challenged due to market competition, attractive non-deposit investment alternatives in the financial markets and other factors. As a result, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at December 31, 2024. Management continuously monitors liquidity and all available funding sources including non-deposit borrowings discussed below. See the "Liquidity and Cash Requirements" section of this MD&A for additional information.

2024 Form 10-K	48

The following table presents average short-term and long-term borrowings for the years ended December 31, 2024 and 2023:

	2024	2023
	(in thousands)
Average short-term borrowings:
FHLB advances	$375,505	$1,713,448
Securities sold under repurchase agreements	64,946	89,430
Federal funds purchased	4,809	78,822
Total	$445,260	$1,881,700

Average long-term borrowings:
FHLB advances	$2,428,428	$1,446,790
Subordinated debt	641,206	723,852
Junior subordinated debentures issued to capital trusts	57,283	56,936
Total	$3,126,917	$2,227,578
Average short-term borrowings decreased $1.4 billion at December 31, 2024 as compared to 2023 mostly due to a shift from the use of short-term FHLB advances to primarily indirect customer money market and time deposits in our average mix of funding sources and $1.0 billion of new long-term FHLB advances issued in the first quarter 2024.
Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) increased $899.3 million at December 31, 2024 as compared to 2023. The increase was mainly due to the new FHLB advances totaling $1.0 billion issued in early March 2024. The new long-term FHLB borrowings have a weighted average rate of 4.54 percent and a weighted average remaining contractual term of 2.8 years at December 31, 2024.
Actual ending balances for short-term borrowings decreased $845.1 million to $72.7 million at December 31, 2024 as compared to 2023 mainly due to a moderate decline in securities sold under repurchase agreements. Long-term borrowings increased $845.8 million to $3.2 billion at December 31, 2024 as compared to $2.3 billion at December 31, 2023 primarily due to the new FHLB advances issued during the first half of 2024. See the “Net Interest Income” section below and Note 10 to the consolidated financial statements for additional details on our borrowed funds.
Non-GAAP Financial Measures. The table below presents selected performance indicators, their comparative non-GAAP measures and the (non-GAAP) efficiency ratio for the periods indicated. Valley believes that the non-GAAP financial measures provide useful supplemental information to both management and investors in understanding Valley’s underlying operational performance, business, and performance trends, and may facilitate comparisons of our current and prior performance with the performance of others in the financial services industry. Management utilizes these measures, on a consolidated basis, for internal planning, forecasting and analysis purposes. Management believes that Valley’s presentation and discussion of this supplemental information, together with the accompanying reconciliations to the GAAP financial measures, also allows investors to view our overall performance in a manner similar to management. These non-GAAP financial measures should not be considered in isolation, as a substitute for or superior to financial measures calculated in accordance with GAAP. These non-GAAP financial measures may also be calculated differently from similar measures disclosed by other companies.

49	2024 Form 10-K

The following table presents our annualized performance ratios for the three years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Selected Performance Indicators	($ in thousands, except for %)
GAAP measures:
Net income, as reported	$380,271	$498,511	$568,851
Return on average assets	0.61%	0.82%	1.09%
Return on average shareholders’ equity	5.51	7.60	9.50
Non-GAAP measures:
Net income, as adjusted	$343,559	$554,271	$650,452
Return on average assets, as adjusted	0.55%	0.91%	1.25%
Return on average shareholders’ equity, as adjusted	4.98	8.45	10.87
Return on average tangible shareholders’ equity (ROATE)	7.78	11.05	14.08
ROATE, as adjusted	7.03	12.29	16.10
Efficiency ratio, as adjusted	57.98%	56.62%	50.55%

	As of December 31,
Common Equity Per Share Data:	2024	2023	2022
Book value per common share (GAAP)	$12.67	$12.79	$12.23
Tangible book value per common share (non-GAAP)	9.10	8.79	8.15
Non-GAAP Reconciliations to GAAP Financial Measures
Adjusted net income for the three years ended December 31, 2024, 2023 and 2022 is computed as follows:

	2024	2023	2022
	(in thousands)
Net income, as reported (GAAP)	$380,271	$498,511	$568,851
Non-GAAP adjustments:
Add: FDIC Special assessment (1)	8,757	50,297	—
Add: Restructuring charge (2)	2,039	9,969	—
Add: Provision for credit losses for available for sale securities (3)	—	5,000	—
Add: Non-PCD provision for credit losses (4)	—	—	41,012
Add: Merger related expenses (5)	—	14,133	71,203
Add: Litigation reserve (6)	—	3,540	—
Add: Net losses on the sale of commercial real estate loans (7)	13,660	—	—
Add: Losses (gains) on available for sale and held to maturity debt securities, net (8)	15	(401)	(95)
Less: Gain on sale of commercial premium finance lending division (9)	(3,629)	—	—
Less: Net gains on sales of office buildings (9)	—	(6,721)	—
Less: Litigation settlements (10)	(7,334)	—	—
Less: Income tax benefit (11)	(46,431)	—	—
Total non-GAAP adjustments to net income	(32,923)	75,817	112,120
Income tax adjustments related to non-GAAP adjustments (12)	(3,789)	(20,057)	(30,519)
Net income, as adjusted (non-GAAP)	$343,559	$554,271	$650,452

2024 Form 10-K	50

(1) Included in the FDIC insurance assessment.
(2) Represents severance expense related to workforce reductions within salary and employee benefits expense.
(3) Included in provision for credit losses for available for sale and held to maturity securities (tax disallowed).
(4) Represents provision for credit losses for non-PCD assets and unfunded credit commitments acquired during the period.
(5) Primarily represents data processing termination costs within technology, furniture and equipment expense for 2023. Merger related expenses were primarily salary and employee benefits expense for 2022.
(6) Represents legal reserves and settlement charges included in professional and legal fees.
(7) Represents actual and mark to market losses on commercial real estate loan sales included in (losses) gains on sales of loans, net.
(8) Included in gains (losses) on securities transactions, net.
(9) Included in gains on sale of assets, net.
(10) Represents recoveries from legal settlements included in other income.
(11) Represents the income tax benefit from the reduction in uncertain tax liability positions and accrued interest and penalties due to statute of limitation expirations included in income tax expense.
(12) Calculated using the appropriate blended statutory tax rate for the applicable period.
In addition to the items used to calculate net income, as adjusted, in the table above, our net income is, from time to time, impacted by fluctuations in the overall level of net gains on sales of loans, wealth management and trust fees, and capital markets fees. These amounts can vary widely from period to period due to, among other factors, the amount and timing of residential mortgage loans originated for sale, brokerage and tax credit investment advisory activities and commercial loan customer demand for certain interest rate swap products. See the “Non-Interest Income” section below for more details.
Adjusted annualized return on average assets for the three years ended December 31, 2024, 2023 and 2022 is computed by dividing adjusted net income by average assets, as follows:

	2024	2023	2022
	($ in thousands)
Net income, as adjusted (non-GAAP)	$343,559	$554,271	$650,452
Average assets (GAAP)	$61,973,902	$61,065,897	$52,182,310
Annualized return on average assets, as adjusted (non-GAAP)	0.55%	0.91%	1.25%
Adjusted annualized return on average shareholders' equity for the three years ended December 31, 2024, 2023 and 2022 is computed by dividing adjusted net income by average shareholders' equity, as follows:

	2024	2023	2022
	($ in thousands)
Net income, as adjusted (non-GAAP)	$343,559	$554,271	$650,452
Average shareholders' equity (GAAP)	$6,900,204	$6,558,768	$5,985,236
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	4.98%	8.45%	10.87%
ROATE and adjusted ROATE for the three years ended December 31, 2024, 2023 and 2022 are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	2024	2023	2022
	($ in thousands)
Net income, as reported (GAAP)	$380,271	$498,511	$568,851
Net income, as adjusted (non-GAAP)	$343,559	$554,271	$650,452
Average shareholders’ equity (GAAP)	$6,900,204	$6,558,768	$5,985,236
Less: Average goodwill and other intangible assets (GAAP)	2,012,713	2,047,172	1,944,503
Average tangible shareholders’ equity (non-GAAP)	$4,887,491	$4,511,596	$4,040,733
Annualized ROATE (non-GAAP)	7.78%	11.05%	14.08%
Annualized ROATE, as adjusted (non-GAAP)	7.03%	12.29%	16.10%

51	2024 Form 10-K

The efficiency ratio for the years ended December 31, 2024, 2023 and 2022 is computed as follows:

	2024	2023	2022
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$1,105,860	$1,162,691	$1,024,949
Less: FDIC Special assessment (1)	8,757	50,297	—
Less: Restructuring charge (2)	2,039	9,969	—
Less: Merger related expenses (3)	—	14,133	71,203
Less: Litigation reserve (4)	—	3,540	—
Less: Amortization of tax credit investments	18,946	18,009	12,407
Total non-interest expense, as adjusted (non-GAAP)	1,076,118	1,066,743	941,339
Net interest income, as reported (GAAP)	1,628,708	1,665,478	1,655,640
Total non-interest income, as reported (GAAP)	224,501	225,729	206,793
Add: Net losses on the sale of commercial real estate loans (5)	13,660	—	—
Less: Net gains on sales of office buildings (6)	—	(6,721)	—
Less: Gain on sale of commercial premium finance lending division (6)	(3,629)	—	—
Less: Losses (gains) on available for sale and held to maturity debt securities transactions, net (7)	15	(401)	(95)
Less: Litigation settlements (8)	(7,334)	—	—
Total net interest income and non-interest income, as adjusted (non-GAAP)	$227,213	$218,607	$206,698
Gross operating income, as adjusted (non-GAAP)	$1,855,921	$1,884,085	$1,862,338
Efficiency ratio, (non-GAAP)	57.98%	56.62%	50.55%

(1)Included in the FDIC insurance expense.
(2)Represents severance expense related to workforce reductions within salary and employee benefits expense.
(3)Primarily represents data processing termination costs within technology, furniture and equipment expense for 2023. Merger related expenses were primarily salary and employee benefits expense for 2022.
(4)Included in professional and legal fees.
(5)Included in (losses) gains on sales of loans, net.
(6)Included in gains on sales of assets, net.
(7)Included in gains (losses) on securities transactions, net.
(8)Represents recoveries from legal settlements included in other income.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding for the two years ended December 31, 2024 and 2023, as follows:

	2024	2023
	($ in thousands, except for share data)
Common shares outstanding	558,786,093	507,709,927
Shareholders’ equity (GAAP)	$7,435,127	$6,701,391
Less: Preferred stock	354,345	209,691
Less: Goodwill and other intangible assets	1,997,597	2,029,267
Tangible common shareholders’ equity (non-GAAP)	$5,083,185	$4,462,433
Tangible book value per common share (non-GAAP)	$9.10	$8.79
Book value per common share (GAAP)	12.67	12.79

2024 Form 10-K	52

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
Annual Period 2024. Net interest income on a tax equivalent basis decreased by $37.1 million to $1.6 billion for 2024 as compared to 2023. Interest income on a tax equivalent basis increased $218.3 million to $3.4 billion for 2024 as compared to 2023. The increase was mostly due to higher yields on both new originations and adjustable rate loans for most of 2024 and a $678.7 million increase in average loan balances driven by organic new loan volumes and, to a lesser extent, a continuation of slower loan prepayments in 2024. The increase in interest income was offset by an increase of $255.4 million in total interest expense to $1.7 billion for 2024 as compared to 2023 mainly due to higher costs on most interest bearing deposit products during the first nine months of 2024 coupled with an increase in average interest bearing deposit balances.
Average interest earning assets totaling $57.3 billion for the year ended December 31, 2024 increased $817.4 million, or 1.4 percent, as compared to 2023 mainly due to a $678.7 million increase in average loan balances driven by organic growth concentrated mostly in the commercial and industrial, commercial real estate non-owner occupied and automobile loan categories of our portfolio during 2024. Average taxable investments also increased $750.6 million largely due to additional purchases of residential mortgage-backed securities classified as available for sale during year ended December 31, 2024. These increases were partially offset by a $568.9 million decrease in average interest bearing cash balances as compared to 2023, as we significantly reduced the level of excess cash held overnight in the latter half of 2023 and the full year of 2024. The average interest bearing cash balances were prudently held at elevated levels for an extended period of time during 2023 as part of our liquidity management navigating the fallout from the banking failures in the first half of 2023.
Average interest bearing liabilities increased $2.1 billion to $42.1 billion for the year ended December 31, 2024 as compared to 2023 mainly due to increases of $2.6 billion and $899.3 million in average interest bearing deposits and long-term borrowings, respectively, offset by a $1.4 billion decrease in average short-term borrowings. The increase in average interest bearing deposits was largely due to strong inflows from direct commercial customer and specialized national deposits during 2024, as well as greater use of indirect customer CDs as an alternate funding source. Average long-term borrowings increased as compared to 2023 mostly due to new FHLB advances totaling $1.0 billion issued in early March 2024. The decrease in average short-term borrowings was mostly the result of a significant shift from the use of short-term FHLB advances to indirect customer CDs in our mix of liquidity funding sources during 2024. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
Net interest margin on a tax equivalent basis was 2.85 percent for the year ended December 31, 2024 and decreased 11 basis points as compared to 2023. The decrease as compared to 2023 was mostly driven by a 42 basis point increase in the cost of average interest-bearing liabilities which outpaced a 30 basis point increase in the yield on average interest earning assets primarily due to the higher level of short-term market interest rates and a prolonged inverted yield curve during most of 2024. The cost of total average deposits increased 9 basis points to 3.13 percent for 2024 as compared to 2023. The yield on average loans increased 31 basis points to 6.16 percent for 2024 as compared to 5.85 percent in 2023 largely due to higher interest rates on new originations and adjustable rate loans for most of 2024. The yield on average taxable investments increased 50 basis points as compared to 2023 largely due to higher yielding investment securities purchased during 2024. The yield on interest bearing deposits with banks (mainly overnight cash balances held at the FRB of New York) also increased 32 basis points as compared to 2023 due to the high level of short-term interest rates during most of 2024.
Fourth Quarter 2024. Net interest income on a tax equivalent basis of $424.3 million for the fourth quarter 2024 increased $12.5 million and $25.7 million as compared to the third quarter 2024 and fourth quarter 2023, respectively. Interest income on a tax equivalent basis decreased $25.7 million to $836.1 million for the fourth quarter 2024 as compared to the third quarter 2024. The decrease was mostly driven by lower interest income on adjustable rate loans caused by downward repricing and lost interest income related to the commercial real estate loan sales during the fourth quarter 2024, partially offset by higher interest income from targeted purchases of taxable investments within the available for sale securities portfolio and higher yields on new and renewed loan originations. Total interest expense decreased $38.2 million to $411.8 million for the fourth quarter 2024 as compared to the third quarter 2024 mainly due to lower costs on most interest bearing deposit products and a $702.2 million decrease in average time deposit balances primarily related to the repayment of indirect customer CDs throughout the fourth quarter.
Net interest margin on a tax equivalent basis of 2.92 percent for the fourth quarter 2024 increased 6 basis points and 10 basis points from 2.86 percent and 2.82 percent, respectively, for the third quarter 2024 and fourth quarter 2023. The increase as compared to the third quarter 2024 was mostly due to the 31 basis point decline in our cost of total average deposit, partially

53	2024 Form 10-K

offset by the lower yield on average interest earning assets. The yield on average interest earning assets decreased by 23 basis points to 5.75 on a linked quarter basis largely due to downward repricing of our adjustable rate loans and a higher amount of our average earning assets held in relatively lower-yielding cash and investment securities, partially offset by higher yielding investment purchases. The overall cost of average interest bearing liabilities decreased by 37 basis points to 3.85 percent for the fourth quarter 2024 as compared to the linked third quarter 2024 largely due to lower interest rates on deposits. Our cost of total average deposits was 2.94 percent for the fourth quarter 2024 as compared to 3.25 percent and 3.13 percent for the third quarter 2024 and fourth quarter 2023, respectively.
Based upon our latest model estimates, we anticipate net interest income growth of approximately 9 to 12 percent for the full year of 2025 as compared to 2024. While we are optimistic about the projected net interest income for 2025, our forecasts include several uncertain assumptions, including an expected incremental decrease in our funding costs over the next 12-months and stability in yield from our fixed rate loan portfolio. As such, we cannot provide any assurances that our net interest income or margin will remain at the levels reported for the fourth quarter 2024.

2024 Form 10-K	54

The following table reflects the components of net interest income for each of the three years ended December 31, 2024, 2023 and 2022:
ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2024			2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$50,030,586	$3,079,958	6.16%	$49,351,861	$2,887,026	5.85%	$41,930,353	$1,828,576	4.36%
Taxable investments (3)	5,741,591	206,898	3.60	4,990,942	154,847	3.10	4,628,353	117,184	2.53
Tax-exempt investments (1)(3)	573,491	24,371	4.25	616,555	25,703	4.17	586,956	22,687	3.87
Interest bearing deposits with banks	972,258	51,482	5.30	1,541,170	76,809	4.98	921,719	13,064	1.42
Total interest earning assets	57,317,926	3,362,709	5.87	56,500,528	3,144,385	5.57	48,067,381	1,981,511	4.12
Allowance for loan losses	(502,236)			(452,713)			(442,068)
Cash and due from banks	429,075			395,895			386,399
Other assets	4,882,916			4,805,711			4,254,389
Unrealized gains (losses) on securities available for sale, net	(153,779)			(183,524)			(83,791)
Total assets	$61,973,902			$61,065,897			$52,182,310
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$25,148,637	$913,963	3.63%	$23,228,453	$739,025	3.18%	$22,652,502	$186,709	0.82%
Time deposits	13,421,273	644,964	4.81	12,704,775	535,749	4.22	5,009,302	69,691	1.39
Total interest bearing deposits	38,569,910	1,558,927	4.04	35,933,228	1,274,774	3.55	27,661,804	256,400	0.93
Short-term borrowings	445,260	22,047	4.95	1,881,700	94,869	5.04	1,024,352	17,453	1.70
Long-term borrowings	3,126,917	147,815	4.73	2,227,578	103,770	4.66	1,504,111	47,190	3.14
Total interest bearing liabilities	42,142,087	1,728,789	4.10	40,042,506	1,473,413	3.68	30,190,267	321,043	1.06
Non-interest bearing deposits	11,208,053			12,558,441			14,789,661
Other liabilities	1,723,558			1,906,182			1,217,146
Shareholders’ equity	6,900,204			6,558,768			5,985,236
Total liabilities and shareholders’ equity	$61,973,902			$61,065,897			$52,182,310
Net interest income/interest rate spread (5)		1,633,920	1.77%		1,670,972	1.89%		1,660,468	3.06%
Tax equivalent adjustment		(5,212)			(5,494)			(4,828)
Net interest income, as reported		$1,628,708			$1,665,478			$1,655,640
Net interest margin (6)			2.84%			2.95%			3.44%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			2.85%			2.96%			3.45%

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
(6)Net interest income as a percentage of total average interest earning assets.

55	2024 Form 10-K

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2024 Compared to 2023			2023 Compared to 2022
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$40,137	$152,795	$192,932	$361,377	$697,073	$1,058,450
Taxable investments	25,103	26,948	52,051	9,714	27,949	37,663
Tax-exempt investments*	(1,822)	490	(1,332)	1,179	1,837	3,016
Federal funds sold and other interest bearing deposits	(29,868)	4,541	(25,327)	13,437	50,308	63,745
Total increase in interest income	33,550	184,774	218,324	385,707	777,167	1,162,874
Interest expense:
Savings, NOW and money market deposits	64,286	110,652	174,938	4,867	547,448	552,315
Time deposits	31,428	77,787	109,215	200,705	265,353	466,058
Short-term borrowings	(71,155)	(1,667)	(72,822)	23,174	54,242	77,416
Long-term borrowings and junior subordinated debentures	42,492	1,553	44,045	28,178	28,402	56,580
Total increase in interest expense	67,051	188,325	255,376	256,924	895,445	1,152,369
(Decrease) increase in net interest income	$(33,501)	$(3,551)	$(37,052)	$128,783	$(118,278)	$10,505

*    Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate.
Non-Interest Income
Non-interest income represented 6.3 percent and 6.7 percent of total interest income plus non-interest income for 2024 and 2023, respectively. For the year ended December 31, 2024, non-interest income decreased $1.2 million as compared to the year ended December 31, 2023. See further details below.
The following table presents the components of non-interest income for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(in thousands)
Wealth management and trust fees	$62,616	$44,158	$34,709
Insurance commissions	12,794	11,116	11,975
Capital markets	27,221	41,489	52,362
Service charges on deposit accounts	48,276	41,306	36,930
Gains (losses) on securities transactions, net	100	1,104	(1,230)
Fees from loan servicing	12,393	10,670	11,273
(Losses) gains on sales of loans, net	(5,840)	6,054	6,418
Gains on sales of assets, net	3,727	6,809	897
Bank owned life insurance	16,942	11,843	8,040
Other	46,272	51,180	45,419
Total non-interest income	$224,501	$225,729	$206,793

2024 Form 10-K	56

Wealth management and trust fees income increased by $18.5 million for the year ended December 31, 2024 as compared to 2023. The increase was mainly driven by stronger fee production from tax credit advisory services and, to a lesser extent, increased brokerage commissions due to stronger customer trading volume at our broker dealer subsidiary during 2024. Brokerage fees totaled $23.4 million and $19.1 million for the years ended December 31, 2024 and 2023, respectively.
Capital markets income decreased $14.3 million for the year ended December 31, 2024 as compared to 2023 mainly due to a decline in the volume of interest rate swap transactions executed for commercial customers, as well as a $2.1 million decrease in loan syndication and participation fees. Swap fee income totaled $13.3 million and $28.4 million December 31, 2024 and 2023, respectively. These decreases were partially offset by a $3.4 million increase in foreign exchange fees for the year ended December 31, 2024 as compared to 2023.
Service charges on deposit accounts increased $7.0 million for the year ended December 31, 2024 as compared to 2023 mainly due to additional treasury service related fees for commercial deposit accounts. In addition, the level of our 2023 service charges on deposit accounts was modestly impacted by waived transactional fees for customers around the time of our core system conversion in October 2023.
The net gains on securities transactions for the year ended December 31, 2023 included an $869 thousand gain on the sale of a previously impaired corporate bond issued by Signature Bank and net gains related to municipal bond trading activities. See Note 4 for additional details.
Net gains on sales of assets for the year ended December 31, 2024 includes a $3.6 million net gain realized on the sale of our commercial premium finance lending business in the first quarter 2024. Net gains on sales of assets for the year ended December 31, 2023 were mainly attributable to a $6.7 million net gain on the sale of non-branch offices located in Wayne, New Jersey in the third quarter 2023.
Net losses on sales of loans were $5.8 million for the year ended December 31, 2024 as compared to net gains of $6.1 million for 2023 mostly due to $13.7 million of realized losses resulting from the sale of performing commercial real estate loans in the fourth quarter 2024. These losses were partially offset by net gains on sales of residential mortgage loans originated for sale and a gain of $944 thousand related to $75.5 million of seasoned residential mortgage loans sold during the fourth quarter 2024. Overall, our ability to generate net gains on sales of residential mortgage loans originated for sale continues to be challenged by several factors, including the higher level of mortgage interest rates, lower customer demand for conforming loan products, and our decision to not originate certain residential mortgage loans for sale. This decision can be influenced by many factors, including our current goal to reduce our commercial real estate loan concentration and further diversify our loan portfolio. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.
Bank owned life insurance income increased $5.1 million for the year ended December 31, 2024 as compared to 2023 due to income and increases in market value of the underlying investment securities.
Other non-interest income decreased $4.9 million for the year ended December 31, 2024 as compared to 2023 largely due to a $2.9 million decrease in the fair value of equity securities and a $1.2 million decrease in credit card fee income.
Through organic and acquisitive efforts, we have developed a robust suite of fee income product and service offerings for our growing customer base, including our treasury management services to commercial banking customers expected to help us generate additional fee income and attract new customers. During 2025, we plan to further leverage the investments that we have made in our treasury solutions, foreign exchange and syndication platforms, and continue to focus on growing revenues from interest rate swap transactions and our broker dealer subsidiary.
Non-Interest Expense
Non-interest expense decreased $56.8 million to $1.1 billion for the year ended December 31, 2024 as compared to 2023 mainly driven by decreases in the FDIC insurance assessment expense, technology, furniture and equipment expense and professional and legal fees. See further details below.

57	2024 Form 10-K

The following table presents the components of non-interest expense for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
		(in thousands)
Salary and employee benefits expense	$558,595	$563,591	$526,737
Net occupancy expense	102,124	101,470	94,352
Technology, furniture and equipment expense	135,109	150,708	161,752
FDIC insurance assessment	61,476	88,154	22,836
Amortization of other intangible assets	35,045	39,768	37,825
Professional and legal fees	70,315	80,567	82,618
Amortization of tax credit investments	18,946	18,009	12,407
Other	124,250	120,424	86,422
Total non-interest expense	$1,105,860	$1,162,691	$1,024,949
Salary and employee benefits expense decreased $5.0 million for the year ended December 31, 2024 as compared to 2023. The decrease was mainly attributable a $7.9 million reduction in restructuring charges, consisting of severance expense related to workforce reductions, in 2024. Merger costs related to the acquisition of Bank Leumi USA, primarily consisting of severance and retention compensation, totaled $4.1 million during the year ended December 31, 2023. The effect of these items was partially offset by normal increases in labor costs during 2024.
Technology, furniture and equipment expense decreased $15.6 million for the year ended December 31, 2024 as compared to 2023 primarily due to decreases in merger related expense, equipment maintenance and repair expense, and telecommunication expense in 2024. Merger expenses related to the termination of certain technology contracts totaled $10 million in 2023.
FDIC insurance assessment expense decreased $26.7 million for the year ended December 31, 2024 as compared to 2023 mainly due to $41.5 million decrease in the special assessment applied to us to recover losses in the Deposit Insurance Fund from protecting uninsured depositors following the Silicon Valley Bank and Signature Bank failures. The decrease in the special assessment charge was primarily offset by normal increases in our FDIC assessment due to the overall growth of our balance sheet, as well as an increase in our internally classified loans as compared to 2023.
Amortization of other intangibles decreased $4.7 million for the year ended December 31, 2024 as compared to 2023 mainly due to lower amortization expense of core deposits and other intangible assets. See Note 8 to the consolidated financial statements for additional information.
Professional and legal fees decreased $10.3 million for the year ended December 31, 2024 as compared to 2023 mainly due to lower technology managed services and consulting expenses. In addition, legal fees included a $3.5 million charge for legal settlements for the year ended December 31, 2023.
Other non-interest expense increased $3.8 million for the year ended December 31, 2024 as compared to 2023 was due, in part, to additional costs related to a loan credit risk transfer transaction, consisting of a credit default swap, executed in June 2024. The premium expense and other transaction costs associated with this credit protection totaled $6.8 million for the year ended December 31, 2024. This and other moderate general increases within this category were partially offset by decreases in advertising expense and interest charges on collateral held related to derivative transactions as compared to 2023.
Income Taxes
Income tax expense was $58.2 million for the years ended December 31, 2024, reflecting an effective tax rate of 13.3 percent, as compared to $179.8 million for the year ended December 31, 2023, reflecting an effective tax rate of 26.5 percent. The decrease in both income tax expense and the effective rate during 2024 was mostly due to a $46.4 million tax benefit realized on the total reduction in our uncertain tax liability positions and related accrued interest due to statute of limitation expirations during the fourth quarter 2024, as well as lower pre-tax income as compared to 2023. The uncertain tax liability positions solely related to certain tax credits and other tax benefits previously recognized by Valley, where subsequently, a third-party fraud was uncovered by the U.S. Department of Justice in 2018.
GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and

2024 Form 10-K	58

annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will be approximately within the 23 to 25 percent range for 2025.
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
The CEO of Valley is the CODM who assesses performance of each operating segment to better understand their cost, opportunity value and impact to Valley's consolidated earnings. Each operating segment is reviewed routinely for its asset growth, contribution to our income before income taxes, return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments.
The accounting for each operating segment and Treasury and Corporate Other includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under GAAP. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to those of any other financial institution. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Certain prior period amounts have been reclassified to conform to the current presentation for each operating segment and Treasury and Corporate Other. See Note 21 to the consolidated financial statements for additional information.
The following tables present the financial data for Valley's operating segments, and Treasury and Corporate Other for the years ended December 31, 2024 and 2023:

	2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,914,917	$40,115,669	$7,287,340	$57,317,926

Interest income	$478,680	$2,596,066	$282,751	$3,357,497
Interest expense	299,048	1,209,945	219,796	1,728,789
Net interest income	179,632	1,386,121	62,955	1,628,708
Provision for credit losses	24,561	284,827	(558)	308,830
Net interest income after provision for credit losses	155,071	1,101,294	63,513	1,319,878
Non-interest income	135,331	77,690	11,480	224,501
Non-interest expense
Salary and employee benefits expense	118,953	389,622	50,020	558,595
Net occupancy expense	18,003	71,360	12,761	102,124
Technology, furniture, and equipment expense	25,681	93,811	15,617	135,109
FDIC insurance assessment	10,448	42,271	8,757	61,476
Professional and legal fees	11,254	52,666	6,395	70,315
Other segment items *	58,282	54,007	65,952	178,241
Total non-interest expense	$242,621	$703,737	$159,502	$1,105,860
Income (loss) before income taxes	$47,781	$475,247	$(84,509)	$438,519
Return on average interest earning assets (pre-tax)	0.48%	1.18%	(1.16)%	0.77%
Net interest margin	1.81%	3.45%	0.86%	2.84%

59	2024 Form 10-K

	2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,620,508	$39,731,353	$7,148,667	$56,500,528

Interest income	$415,585	$2,471,345	$251,961	$3,138,891
Interest expense	250,882	1,036,109	186,422	1,473,413
Net interest income	164,703	1,435,236	65,539	1,665,478
Provision for credit losses	6,162	39,463	4,559	50,184
Net interest income after provision for credit losses	158,541	1,395,773	60,980	1,615,294
Non-interest income	105,282	93,618	26,829	225,729
Non-interest expense
Salary and employee benefits expense	111,748	389,666	62,177	563,591
Net occupancy expense	19,313	69,780	12,377	101,470
Technology, furniture, and equipment expense	25,661	98,716	26,331	150,708
FDIC insurance assessment	7,380	30,477	50,297	88,154
Professional and legal fees	13,016	56,755	10,796	80,567
Other segment items *	48,650	56,188	73,363	178,201
Total non-interest expense	$225,768	$701,582	$235,341	$1,162,691
Income (loss) before income taxes	$38,055	$787,809	$(147,532)	$678,332
Return on average interest earning assets (pre-tax)	0.40%	1.98%	(2.06)%	1.20%
Net interest margin	1.71%	3.61%	0.91%	2.95%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.
Consumer Banking Segment. The Consumer Banking segment represented 18.9 percent of the total loan portfolio at December 31, 2024, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.5 percent of our total loan portfolio at December 31, 2024) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (representing 3.9 percent of total loans at December 31, 2024) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of asset management advisory, brokerage, trust, personal and title insurance, tax credit advisory services, and our international and domestic private banking businesses.
Consumer Banking’s average interest earning assets increased $294.4 million to $9.9 billion for the year ended December 31, 2024 as compared to 2023. The increase was largely due to strong origination volumes and steady growth in our indirect automobile loan portfolio over the last 12-month period, new residential mortgage loan volumes originated for investment rather than sale and a moderate uptick in home equity loan balances, partially offset by a decline in secured personal lines of credit balances during 2024.
For the year ended December 31, 2024 income before income taxes generated by the Consumer Banking segment increased $9.7 million to $47.8 million for the year ended December 31, 2024 as compared to $38.1 million for the year ended December 31, 2023. The increase was mainly driven by higher non-interest income and net interest income, partially offset by higher provision for loan losses and non-interest expense. The non-interest income increased $30.0 million as compared to 2023 mainly due to a higher volume of transaction and other related fees generated by both our tax credit advisory and brokerage subsidiaries, as well as an uptick in service charges on deposit accounts. Net interest income increased $14.9 million as compared to 2023 mainly due to the increase in overall yield of the loan portfolio during 2024. The provision for loan losses increased $18.4 million for the year ended December 31, 2024 from $6.2 million for 2023 mainly due to loan growth in 2024 and higher quantitative reserves at December 31, 2024. See further details in the “Allowance for Credit Losses” section of this MD&A. Non-interest expense increased $16.9 million to $242.6 million for the year ended December 31, 2024 as compared to

2024 Form 10-K	60

2023 largely driven by increases in salaries and employee benefits, other expense (including $6.8 million of premium fees associated with a credit risk transfer transaction, consisting of a credit default swap, executed in 2024 for a portion of our auto portfolio) and the FDIC insurance assessment during 2024. See more details in the "Non-Interest Expense" section of this MD&A.
Net interest margin on the Consumer Banking portfolio increased 10 basis points to 1.81 percent for the year ended December 31, 2024 as compared to 2023 mainly due to a 51 basis point increase in the yield on average loans, partially offset by a 41 basis point increase in the costs associated with our funding sources. The increase in loan yield was largely due to higher yielding new loan volumes and adjustable rate loans (for the majority of 2024) in our portfolio. The increase in our funding costs was mainly driven by higher interest rates on most of our interest bearing deposit products and indirect customer deposits during 2024. See more details in the “Net Interest Income” section of this MD&A.
Commercial Banking Segment. The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $9.9 billion and represented 20.4 percent of the total loan portfolio at December 31, 2024. Commercial real estate and construction loans totaled $29.6 billion and represented 60.7 percent of the total loan portfolio at December 31, 2024.
Average interest earning assets in Commercial Banking segment increased $384.3 million to $40.1 billion for the year ended December 31, 2024 as compared to the same period in 2023. This increase was due to our continued focus on organic loan growth largely within the commercial and industrial loan portfolio over the 12-month period ended December 31, 2024, partially offset by normal runoff scheduled maturities and sales of certain commercial real estate loans.
For the year ended December 31, 2024, income before income taxes for Commercial Banking decreased $312.6 million to $475.2 million as compared to 2023. The decrease was mainly attributable to a $245.4 million increase in the provision for loan losses. The increase in the provision for loan losses was mainly due to higher than expected loan charge-offs, increased quantitative reserves allocated to commercial real estate loans and the reserve build resulting from commercial and industrial loan growth in 2024. See details in the “Allowance for Credit Losses for Loans” section of this MD&A. Net interest income decreased $49.1 million in 2024 as compared to 2023 mainly due to the higher cost of funding, which outpaced the yield on the loan portfolio. Non-interest income decreased $15.9 million in 2024 as compared to 2023 primarily driven by a $15.1 million decrease in swap fees generated in 2024 due to a decline in the volume of interest rate swap transactions executed for commercial loan customers. See further details in the "Non-Interest Income" section of this MD&A.
The net interest margin for this segment decreased 16 basis points to 3.45 percent for the year ended December 31, 2024 as compared to the same period in 2023 due to a 41 basis point increase in the cost of our funding sources, partially offset by a 25 basis point increase in the yield on average loans.
Treasury and Corporate Other. Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized for the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to operating segments. Other non-interest income items and general expenses are allocated from Treasury and Corporate Other to each operating segment utilizing a methodology that involves an allocation of operating and funding costs based on each segment's respective mix of average interest earning assets outstanding for the period, number of deposits, or direct allocations to the segments based on the nature of income and expense. Unallocated items included in Treasury and Corporate Other mainly consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as other non-core items, including merger, restructuring and FDIC special assessment charges and income from litigation settlements.
Treasury and Corporate Other's average interest earning assets increased $138.7 million to $7.3 billion for the year ended December 31, 2024 as compared to 2023 primarily due to higher average AFS investment securities balances driven by additional purchases of residential mortgage-backed securities during 2024. The increase in average investment securities was partially offset by a $568.9 million decline in average interest bearing cash held overnight, as our excess liquidity returned to more normalized levels in 2024 after being prudently elevated by management during a portion of 2023 in response to the uncertain operating environment caused by a few large bank failures.
For the year ended December 31, 2024, net loss before taxes in this segment totaled $84.5 million for the year ended December 31, 2024 compared to $147.5 million for 2023. The $63.0 million decrease in pre-tax loss was largely driven by

61	2024 Form 10-K

decreases in non-interest expense and provision for credit losses, partially offset by lower non-interest income. Non-interest expense decreased $75.8 million to $159.5 million for the year ended December 31, 2024 as compared to 2023 largely due to: (i) a $41.5 million decrease in the FDIC insurance special assessment allocated to Treasury and Other, (ii) a $10 million decrease in technology, furniture and equipment expense related to the termination of certain technology contracts during 2023, and (iii) a decrease in salaries and employee benefits expense mainly caused by certain 2023 merger expenses related to the acquisition of Bank Leumi USA. Non-interest income decreased $15.3 million for the year ended December 31, 2024 as compared to 2023 mainly due to an aggregate realized net loss of $13.7 million on the sales of commercial real estate loans during 2024. See more details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A. The provision for credit losses decreased $5.1 million in 2024 mainly due to a $5 million charge-off in 2023 related to a corporate bond issued by one failed bank within our AFS debt securities portfolio.
Treasury and Corporate Other's net interest margin decreased 5 basis points to 0.86 percent for the year ended December 31, 2024 as compared to the same period in 2023 due to a 41 basis point increase in cost of our funding source, largely offset by a 36 basis point increase in the yield on average investments. The increased yield on average investments as compared to 2023 was largely driven by new higher yielding investments.
ASSET/LIABILITY MANAGEMENT
Interest Rate Sensitivity
Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our interest rate sensitive assets and liabilities to the movement in interest rates. Our Asset/Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate our sources and uses of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for us, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempt to achieve consistent accounting and economic benefits for financial assets and their related funding sources. We have predominantly focused on managing our interest rate risk by attempting to match the inherent risk and cash flows of financial assets and liabilities. Specifically, management employs multiple risk management activities, such as optimizing the level of new residential mortgage originations retained in our mortgage portfolio through increasing or decreasing loan sales in the secondary market, product pricing levels, the desired maturity levels for new originations, the composition levels of both our interest earning assets and interest bearing liabilities, as well as several other risk management activities.
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates, non-maturity deposit betas, and the prepayment assumptions of certain assets and liabilities as of December 31, 2024. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of December 31, 2024. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2024. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2024, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the fourth quarter 2024. The model utilizes an immediate parallel shift in market interest rates at December 31, 2024.
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

2024 Form 10-K	62

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$155,505	8.48%
+200	105,300	5.75
+100	53,232	2.90
- 100	(59,207)	(3.23)
- 200	(120,217)	(6.56)
- 300	(180,067)	(9.82)
As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to decrease net interest income over the next 12-month period by 3.23 percent. Management believes the interest rate sensitivity of our balance sheet remains within an expected tolerance range at December 31, 2024. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2024. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.
INTEREST RATE SENSITIVITY ANALYSIS

	2025	2026	2027	2028	2029	Thereafter	Total Balance
	($ in thousands)
Interest sensitive assets:
Available for sale debt securities	$540,303	$302,276	$474,316	$246,545	$244,718	$1,561,566	$3,369,724
Held to maturity debt securities	335,887	280,231	207,244	205,392	181,998	2,321,468	3,532,220
Loans and loans held for sale	15,423,061	7,768,632	5,706,127	3,829,515	3,366,178	12,731,879	48,825,392
Interest bearing deposits with banks	1,478,713	—	—	—	—	—	1,478,713
Total interest sensitive assets	$17,777,964	$8,351,139	$6,387,687	$4,281,452	$3,792,894	$16,614,913	$57,206,049
Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	$26,304,639	$—	$—	$—	$—	$—	$26,304,639
Time	9,240,979	1,781,725	1,257,252	22,548	28,710	11,330	12,342,544
Short-term borrowings	72,718	—	—	—	—	—	72,718
Long-term borrowings	373,000	1,528,604	—	822,551	—	450,000	3,174,155
Junior subordinated debentures	—	—	—	—	—	57,455	57,455
Total interest sensitive liabilities	$35,991,336	$3,310,329	$1,257,252	$845,099	$28,710	$518,785	$41,951,511
Interest sensitivity gap	$(18,213,372)	$5,040,810	$5,130,435	$3,436,353	$3,764,184	$16,096,128	$15,254,538
Ratio of interest sensitive assets to interest sensitive liabilities	0.49:1	2.52:1	5.08:1	5.07:1	132.11:1	32.03:1	1.36:1
The above table provides an approximation of the projected re-pricing of assets and liabilities at December 31, 2024 based on the contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The

63	2024 Form 10-K

prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual repayments of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. While all non-maturity deposit liabilities are reflected in the year 2025 column in the table above, management controls the re-pricing of the vast majority of the interest-bearing instruments within these liabilities.
The total gap re-pricing within one year as of December 31, 2024 was a negative $18.2 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 0.49:1. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2024. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one-year gap position as of December 31, 2024 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases or liquidity and cash requirements (discussed in the section below).
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
The Bank adheres to certain internal liquidity measures including ratios of loans to deposits below 110 percent and wholesale funding to total funding below 25 percent, as summarized in the table below. Management maintains flexibility to temporarily exceed these internal limits in certain operating environments, but also strives to outperform these limits when possible. The Bank was in compliance with the foregoing policies at December 31, 2024.
The following table presents Valley's loans to deposits and wholesale funding to total funding ratios at December 31, 2024 and 2023:

	2024	2023
Loans to deposits	97.5%	102.0%
Wholesale funding to total funding	18.7	19.5
At December 31, 2024, the Bank had various contractual obligations totaling $16.2 billion and $9.8 billion of maturing liabilities due in 12 months or less and greater than 1 year included in the table below.
The following table summarizes maturities of contractual obligations of the Bank at December 31, 2024:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Time deposits	$9,240,979	$3,038,977	$51,258	$11,330	$12,342,544
Short-term borrowings	72,718	—	—	—	72,718
Long-term borrowings	373,000	1,528,604	840,000	450,000	3,191,604
Junior subordinated debentures issued to capital trusts	—	—	—	60,827	60,827
Lease obligations	52,066	99,305	91,351	145,581	388,303
Capital expenditures	21,134	—	—	—	21,134
Other purchase obligations	51,876	38,487	22,452	337	113,152
Total	$9,811,773	$4,705,373	$1,005,061	$668,075	$16,190,282
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

2024 Form 10-K	64

future changes in interest rates on the Bank's commitments to fund the loans, as well as on its portfolio of mortgage loans held for sale. Commitments to extend credit and standby letters of credit are subject to change since many of these commitments are expected to expire unused or only partially used based upon our historical experience; as such, the total amounts of these commitments do not necessarily reflect future cash requirements. At December 31, 2024, our off-balance sheet commitments totaled $13.1 billion, inclusive of commitments of $7.8 billion with a remaining term of 12 months or less. See Note 15 to the consolidated financial statements for further details.
Management believes the Bank has the ability to generate and obtain adequate amounts of cash to meet its short-term and long-term obligations as they come due by utilizing various cash resources described below.
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York) and other sources. The following table summarizes Valley's sources of liquid assets at December 31, 2024 and 2023:

	2024	2023
	(in thousands)
Cash and due from banks	$411,412	$284,090
Interest bearing deposits with banks	1,478,713	607,135
Trading debt securities	—	3,973
Held to maturity debt securities (1)	220,056	194,094
Available for sale debt securities (2)	3,369,724	1,296,576
Loans held for sale	25,681	30,640
Total liquid assets	$5,505,586	$2,416,508

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.
(2)     Includes approximately $1.8 billion and $840.3 million of various investment securities that were pledged to counterparties to support our earning asset funding strategies at December 31, 2024 and 2023, respectively.
Total liquid assets represented 9.6 percent and 4.3 percent of interest earning assets at December 31, 2024 and 2023, respectively.
While not part of our liquidity management strategy, we executed certain asset sales (largely under an initiative to reduce our commercial real estate loan concentration risk and the sale of a small specialized commercial lending business) and the issuance of common and preferred stock in registered public offerings with the primary goal to bolster our regulatory capital. These transactions benefited the Bank's liquidity and cash position during the year ended December 31, 2024, including the following:
•net cash proceeds of $1.2 billion related to targeted sales of performing commercial real estate and construction loans to reduce our CRE loan concentration during 2024;
•additional capital contributions totaling $545 million to the Bank from Valley during the second half of 2024 related to the combined net cash proceeds of $593.6 million from Valley's issuance of common stock and Series C preferred stock in registered public offerings;
•net cash proceeds of $98.1 million from the sale of our commercial premium finance lending division, mostly consisting of commercial and industrial loans, in the first quarter 2024; and
•Valley also sold a relatively modest amount of performing residential mortgage loans from the held for investment loan portfolio during the fourth quarter 2024.
While not isolated from the mix of our other sources of funds, these discrete transactions contributed to funding primarily used to grow our available for sale debt securities portfolio during the year ended December 31, 2024 and repay higher cost maturing indirect customer CDs during the fourth quarter 2024. At December 31, 2024, the level of cash liquidity on the balance sheet was elevated as compared to one year ago (as noted in the table above) largely due to the timing of certain transactions highlighted above. We anticipate that our cash balances will decline to more normalized levels during the first quarter 2025, as part of our liquidity management, including the level of our wholesale and indirect customer deposit funding sources, and our expected loan growth in 2025 noted elsewhere in this MD&A.

65	2024 Form 10-K

Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At December 31, 2024, estimated cash inflows from total loans are projected to be approximately $15.2 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $876.0 million in principal payments from securities in the total investment portfolio at December 31, 2024 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including commercial and consumer deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $39.1 billion and $37.6 billion for the years ended December 31, 2024 and 2023, respectively, representing 68.3 percent and 66.6 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.
In addition to customer deposits, the Bank has access to readily available borrowing sources to supplement its current and projected funding needs. The following table presents short-term borrowings outstanding at December 31, 2024 and 2023:

	2024	2023
	(in thousands)
FHLB advances	$—	$850,000
Securities sold under agreements to repurchase	72,718	67,834
Total short-term borrowings	$72,718	$917,834
The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at December 31, 2024 and 2023:

	2024	2023
	(in thousands)
FHLB borrowing capacity*	$5,853,596	$13,604,000
Unused FRB discount window*	11,509,000	8,530,000
Unused federal funds lines available from commercial banks	2,140,000	2,140,000
Unencumbered investment securities	3,415,834	1,129,000
Total	$22,918,430	$25,403,000

*     Used and unused FHLB and FRB borrowings are collateralized by certain pledged securities, including but not limited to U.S. government and agency mortgage-backed securities and blanket qualifying first lien on certain real estate and residential mortgage secured loans.
Corporation Liquidity. Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our ongoing asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures and subordinated notes. Valley's cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the Bank. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances, such as the undistributed net proceeds of our common stock and Series C preferred stock offerings in November and August 2024, respectively (see Note 18 to the consolidated financial statements for more details). Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods of up to five years, but not beyond the stated maturity dates, and subject to other conditions.

2024 Form 10-K	66

Investment Securities Portfolio
As of December 31, 2024, our investment securities portfolio consisted of equity and debt securities, with the debt securities classified as either trading, AFS or HTM. The AFS and HTM debt securities portfolios, which comprise the majority of the securities we own, include U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies, and high quality corporate bonds. Among other securities, our AFS debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consist of two publicly traded mutual funds, CRA investments and several other equity investments that we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities. We had no trading securities at December 31, 2024.
The primary purpose of our AFS and HTM investment portfolios is to provide a source of earnings and liquidity, as well as serve as a tool for managing interest rate risk. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other statement of financial condition components. See additional information under “Interest Rate Sensitivity,” “Liquidity and Cash Requirements” and “Capital Adequacy” sections elsewhere in this MD&A.
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

67	2024 Form 10-K

Investment securities at December 31, 2024 and 2023 were as follows:

	2024	2023
	(in thousands)
Equity securities	$71,513	$64,464
Trading debt securities	—	3,973
Available for sale debt securities
U.S. Treasury securities	291,549	288,157
U.S. government agency securities	22,543	23,702
Obligations of states and political subdivisions:
Obligations of states and state agencies	45,529	47,695
Municipal bonds	146,980	143,995
Total obligations of states and political subdivisions	192,509	191,690
Residential mortgage-backed securities	2,681,076	626,572
Corporate and other debt securities	182,047	166,455
Total available for sale debt securities	3,369,724	1,296,576
Total investment securities (fair value)	$3,441,237	$1,365,013
Held to maturity debt securities
U.S. Treasury securities	$25,480	$26,232
U.S. government agency securities	301,315	305,996
Obligations of states and political subdivisions:
Obligations of states and state agencies	68,025	88,556
Municipal bonds	304,464	316,914
Total obligations of states and political subdivisions	372,489	405,470
Residential mortgage-backed securities	2,710,642	2,885,303
Trust preferred securities	36,081	37,062
Corporate and other debt securities	86,213	80,350
Total investment securities held to maturity (amortized cost)	$3,532,220	$3,740,413
Allowance for credit losses	647	1,205
Total investment securities held to maturity, net of allowance for credit losses	3,531,573	3,739,208
Total investment securities	$6,972,810	$5,104,221
During the year ended 2024, we purchased approximately $2.5 billion of residential mortgage backed securities mainly issued by Ginnie Mae within the AFS portfolio. The purchases were largely to utilize a portion of our excess cash liquidity partly generated from loan sales, higher average deposits, and issuances of both preferred and common stock, as well as our normal reinvest continued repayments and prepayments within both the available for sale and held to maturity portfolios. Approximately 54.5 percent, 30.0 percent, and 15.5 percent of our total residential mortgage-backed securities portfolio were issued and guaranteed by Ginnie Mae, Fannie Mae, and Freddie Mac, respectively, at December 31, 2024.

2024 Form 10-K	68

The following table presents the weighted-average yields, calculated on a yield-to-maturity basis, on the remaining contractual maturities (unadjusted for expected prepayments) of HTM debt securities at December 31, 2024:

	0-1 year	1-5 years	5-10 years	Over 10 years	Total
Held to maturity debt securities
U.S. Treasury securities	3.71%	—%	—%	—%	3.71%
U.S. government agency securities	—	—	4.45	3.34	3.57
Obligations of states and political subdivisions: (1)
Obligations of states and state agencies	—	—	4.17	4.53	4.46
Municipal bonds	3.81	3.86	3.74	4.31	4.14
Total obligations of states and political subdivisions	3.81	3.86	3.81	4.36	4.20
Residential mortgage-backed securities (2)	2.92	4.78	3.49	2.86	2.88
Trust preferred securities	—	—	6.75	7.45	7.13
Corporate and other debt securities	4.20	3.69	4.94	—	4.08
Total	3.81%	3.97%	4.30%	3.05%	3.16%

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
We have evaluated all AFS debt securities that are in an unrealized loss position as of December 31, 2024 and December 31, 2023 and determined that the declines in fair value are mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. During the first quarter 2023, Valley recognized a credit related impairment of one corporate bond issued by Signature Bank resulting in both a provision for credit losses and full charge-off of the security totaling $5.0 million based on a comparison of the present value of expected cash flows to the amortized cost. The bond was subsequently sold, and the sale resulted in a $869 thousand gain during the fourth quarter 2023. There was no other impairment recognized within the AFS debt securities portfolio during the years ended December 31, 2024, 2023 and 2022.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of our amortized cost basis. None of the AFS debt securities were past due as of December 31, 2024 and there was no allowance for credit losses for AFS debt securities at December 31, 2024 and 2023.
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

69	2024 Form 10-K

expectations, we utilize a third party discounted cash flow model. The assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. HTM debt securities were carried net of an allowance for credit losses totaling $647 thousand and $1.2 million at December 31, 2024 and 2023, respectively. There were no net charge-offs of HTM debt securities during the years ended December 31, 2024, 2023 and 2022.
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
The following table presents available for sale and held to maturity debt investment securities by investment grades at December 31, 2024.

	2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades:*
AAA/AA/A Rated	$3,331,220	$3,816	$(173,870)	$3,161,166
BBB Rated	91,157	—	(2,894)	88,263
Not rated	129,896	247	(9,848)	120,295
Total	$3,552,273	$4,063	$(186,612)	$3,369,724
Held to maturity investment grades:*
AAA/AA/A Rated	$3,368,128	$2,097	$(493,482)	$2,876,743
BBB Rated	6,000	—	(186)	5,814
Not rated	158,092	10	(12,375)	145,727
Total	$3,532,220	$2,107	$(506,043)	$3,028,284

*    Rated using external rating agencies. Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA/AA/A rated categories of both the AFS and HTM debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continue to be driven by the higher market interest rate environment. The investment securities AFS and HTM debt securities included $129.9 million and $158.1 million, respectively, of investments not rated by the rating agencies with aggregate unrealized losses of $9.8 million and $12.4 million, respectively, at December 31, 2024. The unrealized losses within non-rated AFS debt securities mostly related to several large corporate bonds negatively impacted by higher interest rates during 2024, and not changes in underlying credit. The unrealized losses within non-rated HTM debt securities mainly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.1 million with $6.9 million gross unrealized losses and several corporate debt securities that were negatively impacted by rising interest rates, and not changes in their underlying credit.
See Note 4 to the consolidated financial statements for additional information regarding our investment securities portfolio.

2024 Form 10-K	70

Loan Portfolio
The following table reflects the composition of the loan portfolio at December 31, 2024 and 2023:

	2024	2023
	($ in thousands)
Commercial and industrial	$9,931,400	$9,230,543
Commercial real estate:
Non-owner occupied (1)	12,344,355	15,078,464
Multifamily (2)	8,299,250	8,860,219
Owner occupied (1)	5,886,620	4,304,556
Total	26,530,225	28,243,239
Construction	3,114,733	3,726,808
Total commercial real estate	29,644,958	31,970,047
Residential mortgage	5,632,516	5,569,010
Consumer:
Home equity	604,433	559,152
Automobile	1,901,065	1,620,389
Other consumer	1,085,339	1,261,154
Total consumer loans	3,590,837	3,440,695
Total loans (3)	$48,799,711	$50,210,295
As a percent of total loans:
Commercial and industrial	20.4%	18.4%
Commercial real estate:
Non-owner occupied	25.2	30.0
Multifamily	17.0	17.7
Owner occupied	12.1	8.6
Construction	6.4	7.4
Total commercial real estate	60.7	63.7
Residential mortgage	11.5	11.1
Consumer loans	7.4	6.8
Total	100.0%	100.0%

(1)
During the second quarter 2024, approximately $1.1 billion of non-owner occupied loans reclassified to owner occupied loans based upon Valley's re-assessment of such loans under the applicable bank regulatory guidance.

(2)	Includes loans collateralized by properties that are greater than 50 percent rent regulated totaling approximately $553 million and $531 million at December 31, 2024 and 2023, respectively.
(3)	Includes net unearned discount and deferred loan fees of $45.3 million and $85.4 million at December 31, 2024 and 2023, respectively.
Total loans decreased by $1.4 billion, or 2.8 percent to $48.8 billion at December 31, 2024 from December 31, 2023 mainly as a result of bulk sales of commercial real estate and construction loans completed in the first half of 2024 and the fourth quarter 2024 and commercial real estate loans repayment activity in 2024, which outpaced new and refinanced loan volumes due to the planned lower production within the non-owner occupied and multifamily loan categories. Loans held for sale are presented separately from total loans on the consolidated statements of financial condition totaled $25.7 million and $30.6 million at December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we transferred and subsequently sold performing commercial real estate and construction loans from the held for investment loan portfolio to loans held for sale. See Note 3 for additional information regarding loans held for sale.
Commercial and industrial loans increased $700.9 million to $9.9 billion at December 31, 2024 from December 31, 2023. The organic growth during 2024 was largely due to our continued multi-year strategic initiative to expand new loan production from diverse relationship-driven middle market businesses in our primary markets, as well as nationwide businesses. The increase with this category was partially offset by the sale of $93.6 million of loans associated with the sale of our premium finance lending division in the first quarter 2024, and the subsequent run-off of the vast majority of the retained premium finance loan portfolio. See Note 5 for additional information regarding this transaction.

71	2024 Form 10-K

Commercial real estate loans (excluding construction loans) decreased $1.7 billion to $26.5 billion at December 31, 2024 from December 31, 2023 primarily due to our strategic efforts to reduce our CRE loan concentration. As part of these efforts, we sold $64.5 million of multifamily loans and $89.3 million of non-owner occupied loans through loan participation agreements at par value with a related party, Bank Leumi Le-Israel B.M. (BLITA), during the first quarter 2024. During the fourth quarter 2024, we sold $257.5 million of multifamily loans and $662.8 million of non-owner occupied loans to an unrelated party. In addition, we continued to be highly selective with new loan originations, which were outpaced by runoff from normal repayment activity within the non-owner occupied and multifamily loan categories. At December 31, 2024, our CRE loan concentration ratio declined to 362 percent as compared to 421 percent and 474 percent at September 30, 2024 and December 31, 2023, respectively. During the second quarter 2024, we reassessed the loan classification of skilled nursing facility loans based on the qualifying criteria for owner occupied loans outlined in the applicable bank regulatory reporting guidance. As a result, we reclassified loans totaling approximately $1.1 billion from non-owner occupied to owner occupied loans during the second quarter 2024. Overall, commercial real estate loans are well-diversified across our footprint areas in Florida, Alabama, New Jersey, New York and Manhattan with a combined weighted average loan to value ratio of 58 percent and debt service coverage ratio of 1.66 at December 31, 2024 as compared to 57 percent and debt service coverage ratio of 1.67 at December 31, 2023.
Construction loans decreased $612.1 million to $3.1 billion at December 31, 2024 from December 31, 2023 mostly due to the migration of completed projects to both internal and external permanent financing (mostly owner occupied) and a low level of new advances on existing projects during 2024. We also sold approximately $79.7 million of construction loan participations at par value to BLITA during the first half of 2024, and $14.2 million of construction loans to an unrelated party during fourth quarter 2024.
Residential mortgage loans totaled $5.6 billion at December 31, 2024 and increased $63.5 million from December 31, 2023 largely due to lower prepayment activity and continued retention of a higher percentage of new loan volumes for investment rather than for sale. During 2024, we retained approximately 67 percent of the total residential mortgages originations in our held for investment loan portfolio. In addition, during 2024, we purchased $41.3 million of 1-4 family residential mortgage loans from an unrelated third party lender for qualifying CRA purposes. Our new and refinanced residential mortgage loan originations totaled $611.7 million for the year ended December 31, 2024 as compared to $649.9 million in 2023. The volume of residential mortgage loan applications remained relatively low during 2024 largely due to the stubbornly high level of mortgage interest rates, as well as declines in new home purchase activity which may continue to challenge our ability to grow this loan category in 2025. Valley also sold $75.5 million of residential mortgage loans during the fourth quarter 2024.
Consumer loans increased $150.1 million to $3.6 billion at December 31, 2024 from December 31, 2023 mainly due to increases in automobile and home equity loans, partially offset by lower other consumer loans. Automobile loans increased $280.7 million, or 17.3 percent to $1.9 billion at December 31, 2024 from December 31, 2023 mainly due to continued consumer demand generated by our indirect auto dealer network and low prepayment activity within the portfolio. Home equity loans increased $45.3 million to $604.4 million at December 31, 2024 from $559.2 million at December 31, 2023 largely due to moderate increases in pre-existing line utilization, while new home equity loan originations remain challenged due to the unfavorable high interest rate environment. Other consumer loans decreased $175.8 million to $1.1 billion at December 31, 2024 as compared to 2023 primarily due to the negative impact of high market interest rates on the demand and usage of collateralized personal lines of credit, however, the usage of collateralized personal lines of credit showed a slight increase during the fourth quarter 2024.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island and Florida. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
Looking forward to 2025, we continue to proactively diversify our loan portfolio by reducing new originations of certain types of commercial real estate lending, such as non-owner occupied and multifamily loans through highly selective new loan origination. We also intend to focus greater efforts on commercial and industrial loan products. For 2025, we expect an overall loan growth, net of continued runoff from scheduled maturities of commercial real estate non-owner occupied and multifamily loans, in the range of 3 to 5 percent based on total loans at December 31, 2024. However, there can be no assurance that we will achieve such levels given the potential for unforeseen changes in the market and other conditions detailed in our risk factors set forth under Item 1A. Risk Factors of this Report.

2024 Form 10-K	72

The following table presents the contractual maturity distribution of loans by category at December 31, 2024:

	1 Year or Less	1 to 5 Years	5 to 15 Years	Over 15 Years	Total
	(in thousands)
Commercial and industrial	$2,208,501	$4,638,823	$2,793,268	$290,808	$9,931,400
Commercial real estate	3,117,541	10,527,207	10,348,661	2,536,816	26,530,225
Construction	1,270,952	1,212,507	403,598	227,676	3,114,733
Residential mortgage	16,893	229,038	435,125	4,951,460	5,632,516
Consumer	103,265	968,457	2,440,404	78,711	3,590,837
Total loans	$6,717,152	$17,576,032	$16,421,056	$8,085,471	$48,799,711
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
The following table presents the contractual maturities after one year for fixed and adjustable rate loans within each loan category at December 31, 2024:

	Loans Maturing After One Year
	Fixed Rate	Adjustable Rate	Total
	(in thousands)
Commercial and industrial	$2,847,150	$4,875,749	$7,722,899
Commercial real estate	12,359,346	11,053,338	23,412,684
Construction	274,189	1,569,592	1,843,781
Residential mortgage	4,372,803	1,242,820	5,615,623
Consumer	2,397,017	1,090,555	3,487,572
Total loans	$22,250,505	$19,832,054	$42,082,559
Non-performing Assets
NPAs include non-accrual loans, OREO, and other repossessed assets (which consist of automobiles and taxi medallions) at December 31, 2024. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest and/or the full and timely collection of principal and interest becomes uncertain. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at lower of cost or fair value, less estimated cost to sell.
Our NPAs increased $79.9 million, or 27.2 percent, to $373.3 million at December 31, 2024 as compared to December 31, 2023 mainly due to higher non-accrual commercial and industrial and commercial real estate loan balances. NPAs as a percentage of total loans and NPAs totaled 0.76 percent and 0.58 percent at December 31, 2024 and 2023, respectively, (as shown in the table below). While our total NPAs have increased from one year ago due, in part, to a few larger commercial loan relationships in our New York market, we believe our total NPAs have remained relatively low as a percentage of the total loan portfolio and NPAs, which is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the “Credit quality indicators” section in Note 5 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality, and we remain optimistic regarding the overall future performance of our loan portfolio. During the year ended December 31, 2024, the majority of our borrowers continued to demonstrate resilience despite the impact of higher borrowing costs, inflation, labor costs and other factors. We continue to proactively monitor our commercial loans for potential negative trends/borrower weakness due to the current operating environment and internally risk rate them accordingly. However, management cannot provide assurance that the non-performing assets will not increase from the levels reported at December 31, 2024 due to the aforementioned or other factors potentially impacting our lending customers.

73	2024 Form 10-K

The following table sets forth by loan category, accruing past due and non-performing assets on the dates indicated in conjunction with our asset quality ratios at December 31, 2024 and 2023:

	2024	2023
	($ in thousands)
Accruing past due loans
30 to 59 days past due:
Commercial and industrial	$2,389	$9,307
Commercial real estate	20,902	3,008
Residential mortgage	21,295	26,345
Total consumer	12,552	20,554
Total 30 to 59 days past due	57,138	59,214
60 to 89 days past due:
Commercial and industrial	1,007	5,095
Commercial real estate	24,903	1,257
Residential mortgage	5,773	8,200
Total consumer	4,484	4,715
Total 60 to 89 days past due	36,167	19,267
90 or more days past due:
Commercial and industrial	1,307	5,579
Construction	—	3,990
Residential mortgage	3,533	2,488
Total consumer	1,049	1,088
Total 90 or more days past due	5,889	13,145
Total accruing past due loans	$99,194	$91,626
Non-accrual loans:
Commercial and industrial	$136,675	$99,912
Commercial real estate	157,231	99,739
Construction	24,591	60,851
Residential mortgage	36,786	26,986
Total consumer	4,215	4,383
Total non-accrual loans	359,498	291,871
Other real estate owned (OREO)	12,150	71
Other repossessed assets	1,681	1,444
Total non-performing assets (NPAs)	$373,329	$293,386

Total non-accrual loans as a % of loans	0.74%	0.58%
Total NPAs as a % of loans and NPAs	0.76	0.58
Total accruing past due and non-accrual loans as a % of loans	0.94	0.76
Allowance for loan losses as a % of non-accrual loans	155.45	152.83
Loans past due 30 to 59 days decreased $2.1 million to $57.1 million at December 31, 2024 as compared to December 31, 2023 due to declines in most loan categories, except for an increase in commercial real estate loans which was largely driven by a $15.1 million loan included in this early stage delinquency category at December 31, 2024. While this commercial real estate loan is internally classified as substandard, management believes it is well secured and in the process of collection.
Loans past due 60 to 89 days increased $16.9 million to $36.2 million at December 31, 2024 as compared to December 31, 2023 due to higher commercial real estate loan delinquencies, partially offset by decreases in all other loan types within this delinquency category. Commercial real estate loan delinquencies included an $18.6 million matured performing loan in the process of its renewal.
Loans 90 days or more past due and still accruing decreased $7.3 million to $5.9 million at December 31, 2024 as compared to December 31, 2023 largely due to the full repayment of a $4.0 million construction loan that was included in this

2024 Form 10-K	74

delinquency category at December 31, 2023, as well as a decline in commercial and industrial loan delinquencies within this category. All the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.
Non-accrual loans increased $67.6 million to $359.5 million at December 31, 2024 as compared to December 31, 2023. Non-accrual commercial and industrial loans increased $36.8 million at December 31, 2024 as compared to December 31, 2023 mainly due to a few additional large non-performing loan relationships, including one matured substandard loan totaling $19.6 million with specific reserves of $2.5 million within our allowance for loan losses at December 31, 2024. Non-accrual commercial real estate loans increased $57.5 million at December 31, 2024 as compared to December 31, 2023 driven by additional non-performing loan relationships, including two loan relationships totaling $38.3 million included in this category at December 31, 2024. Non-accrual construction loans decreased $36.3 million to $24.6 million at December 31, 2024 compared to December 31, 2023 mainly due to full repayments and partial loan charge-offs totaling $23.8 million and $12.2 million, respectively, related to three loan relationships.
Non-performing taxi medallion loans included in non-accrual commercial and industrial loans totaled $49.5 million at December 31, 2024 and had related reserves of $25.8 million, or 52.1 percent of such loans, within the allowance for loan losses as compared to $63.3 million of loans with related reserves of $37.7 million at December 31, 2023. During 2024, we closely monitored the performance of our taxi medallion loans (primarily collateralized by New York City medallions). Due to the challenging operating environment for ride services and uncertain borrower performance, all of the taxi medallion loans remain on non-accrual status at December 31, 2024. Further potential declines in the market valuation of taxi medallions and the current operating environment mainly within New York City may negatively impact the performance of this portfolio.
OREO totaled $12.2 million at December 31, 2024 as compared to $71 thousand at December 31, 2023. The December 31, 2024 balance is primarily comprised of two commercial real estate properties transferred to OREO during 2024. Sales of OREO properties and the related gains or losses were not material for the years ended December 31, 2024 and 2023. The foreclosed residential real estate properties included in OREO totaled $152 thousand and $71 thousand at December 31, 2024 and 2023, respectively. See Notes 1 and 3 to the consolidated financial statements for additional information regarding OREO.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at December 31, 2024, are well secured and largely collectible, based in part on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in the net realizable value for collateral dependent loans is charged-off when a loan is 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectible. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $32.5 million, $28.8 million and $21.7 million for the years ended December 31, 2024, 2023 and 2022, respectively; none of these amounts were included in interest income during these periods.
Asset Concentration and Risk Elements
Most of our lending is within our primary markets located in northern and central New Jersey, New York City, Long Island, Westchester County, New York and Florida, and, to a lesser extent, Alabama, California and Illinois. As part of our business strategy, we have provided commercial lending to new customers in a few targeted states beyond our geographic footprint. In addition to our primary markets, automobile loans are mostly originated in several other contiguous states. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Due to the level of our underwriting standards applied to all loans, management believes the out of market loans generally present no more risk than those made within the market. However, each loan or group of loans made outside of our primary markets poses different geographic risks based upon the economy of that particular region.
For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a separate credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, efforts are made to limit concentrations of credit to minimize the impact of a downturn in any one economic sector. We believe our loan portfolio is diversified as to type of borrower and loan. However, loans collateralized by either commercial or residential real estate represented approximately 73 percent of total loans at December 31, 2024. Most of the loans collateralized by real estate are in New Jersey, New York and Florida presenting a geographical credit risk if there was significant broad-based deterioration in economic conditions within these regions. See Item 1A. Risk Factors—“Risks Related to the Operating Environment.”
Additionally, our commercial real estate portfolio includes credit risk exposures to loans collateralized by office buildings and multifamily properties in Manhattan and other markets. At December 31, 2024, total commercial real estate loans

75	2024 Form 10-K

collateralized by office buildings were approximately $3.1 billion (including approximately $218.1 million located in Manhattan) of the total $26.5 billion portfolio. The majority of the office space loans are multi-tenant and dispersed geographically in Florida, Alabama, New Jersey and New York. Multifamily loans within the portfolio totaled $8.3 billion at December 31, 2024, and included $553 million of loans exposures to greater than 50 percent rent regulated buildings located mainly in Manhattan. We continue to closely monitor these loan types for elevated risks or weaknesses, and internally risk rate and reserve for them in our allowance for loan losses accordingly.
Consumer loans are comprised of residential mortgage loans, home equity loans, automobile loans and other consumer loans. Residential mortgage loans are secured by 1-4 family properties mostly located in New Jersey, New York and Florida. We do provide mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area has generally consisted of loans made in support of existing customer relationships, as well as targeted purchases of certain loans guaranteed by third parties. Our mortgage loan originations are comprised of both jumbo (i.e., loans with balances above conventional conforming loan limits) and conventional loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. The weighted average loan-to-value ratio of all residential mortgage originations in 2024 was 73.5 percent while FICO® (independent objective criteria measuring the creditworthiness of a borrower) scores averaged 758. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness.
Management realizes that some degree of risk must be expected in the normal course of lending activities. Allowances are maintained to absorb such lifetime expected credit losses inherent in the portfolio. See the “Loan Portfolio Risk Elements and Credit Risk Management” section in Note 5 to the consolidated financial statements for additional information.
Allowance for Credit Losses
The ACL for loans includes the allowance for loan losses and the reserve for unfunded credit commitments. Under CECL, our methodology to establish the allowance for loan losses has two basic components: (i) a collective reserve component for estimated expected credit losses for pools of loans that share common risk characteristics and (ii) an individually evaluated reserve component for loans that do not share risk characteristics, consisting of collateral dependent loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit.
Valley estimates the collective ACL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. In estimating the component of the allowance on a collective basis, we use a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by using probability of default and loss given default metrics. The probability of default and loss given default metrics are adjusted using a scaling factor to incorporate a full economic cycle.
The expected life of loan loss percentages are determined by analyzing the migration of loans within the commercial and industrial loan categories from performing to loss by credit quality rating or delinquency categories using historical life-of-loan data for each loan portfolio pool, and by assessing the severity of loss based on the aggregate net lifetime losses incurred. The expected credit losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) the impact of the reasonable and supportable economic forecast, relative probability weightings and economic variables under each scenario and reversion period, (ii) other asset specific risks to the extent that they do not exist in the historical loss information, and (iii) net expected recoveries of charged-off loan balances. These adjustments are based on qualitative factors not reflected in the transition matrix but are likely to impact the measurement of estimated credit losses. The expected lifetime loss rate is the life of loan loss percentage from the transition matrix model plus the impact of the adjustments for qualitative factors. The expected credit losses are the product of multiplying the model’s expected lifetime loss rate by the exposure at default at period end on an undiscounted basis.
Valley utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience on a straight-line basis for the remaining life of the loan. The forecast consists of multi-scenario economic forecasts to estimate future credit losses and are governed by a cross-functional committee. The committee meets each quarter to determine which economic scenarios developed by Moody's will be incorporated into the model, as well as the relative probability weightings of the selected scenarios, based upon all readily available information. The model projects economic variables under each scenario based on detailed statistical analyses. We have identified and selected key variables that most closely correlated to our historical credit performance, which include GDP, unemployment and the Case-Shiller Home Price Index.

2024 Form 10-K	76

Valley maintained the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with less emphasis on the S-3 downside and S-1 upside scenarios. The probability weightings were unchanged from December 31, 2023. At December 31, 2024, the standalone Moody's Baseline scenario, reflected a more optimistic outlook as compared to December 31, 2023 in terms of most metrics highlighted below.
At December 31, 2024, the Moody's Baseline forecast included the following specific assumptions:
•GDP expansion by about 2.2 percent in the first quarter 2025;
•Unemployment of 4.1 percent in the first quarter 2025 and over the remainder of the forecast period ending in the fourth quarter 2026;
•The Federal Reserve range was 4.25 - 4.50 percent with two possible cuts totaling 0.25 percent in 2025; and
•Inflation was at 2.9 percent in the fourth quarter 2024 driven by elevated shelter inflation. The inflation rate is expected to continue decreasing to reach the target rate of 2 percent around 2027.
The allowance for credit losses for loans methodology and accounting policy are fully described in Note 1 to the consolidated financial statements.
The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Allowance for credit losses for loans	($ in thousands)
Beginning balance	$465,550	$483,255	$375,702
Impact of the adoption of ASU No. 2022-02 (1)	—	(1,368)	—
Allowance for purchased credit deteriorated (PCD) loans (2)	—	—	70,319
Beginning balance, adjusted	465,550	481,887	446,021
Loans charged-off:
Commercial and industrial	(68,299)	(48,015)	(33,250)
Commercial real estate	(125,858)	(11,134)	(4,561)
Construction	(12,637)	(11,812)	—
Residential mortgage	(29)	(194)	(28)
Total Consumer	(8,289)	(4,298)	(4,057)
Total loan charge-offs	(215,112)	(75,453)	(41,896)
Charged-off loans recovered:
Commercial and industrial	6,038	11,270	17,081
Commercial real estate	3,595	34	2,073
Construction	1,535	—	—
Residential mortgage	140	201	711
Total Consumer	2,194	1,986	2,929
Total loans recovered	13,502	13,491	22,794
Total net loan charge-offs	(201,610)	(61,962)	(19,102)
Provision for credit losses for loans	309,388	45,625	56,336
Ending balance	$573,328	$465,550	$483,255
Components of allowance for credit losses for loans:
Allowance for loan losses	$558,850	$446,080	$458,655
Allowance for unfunded credit commitments	14,478	19,470	24,600
Allowance for credit losses for loans	$573,328	$465,550	$483,255
Components of provision for credit losses for loans:
Provision for credit losses for loans	$314,380	$50,755	$48,236
(Credit) provision for unfunded credit commitments	(4,992)	(5,130)	8,100
Total provision for credit losses for loans	$309,388	$45,625	$56,336

Allowance for credit losses for loans as a % of total loans	1.17%	0.93%	1.03%

77	2024 Form 10-K

(1) Represents the opening adjustment for the adoption of ASU No. 2022-02 effective January 1, 2023.
(2) Represents the allowance for acquired PCD loans. For 2022, the allowance for acquired PCD loans is net of PCD loan charge-offs totaling $62.4 million in the second quarter 2022.

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(62,261)	$(36,745)	$(16,169)
Commercial real estate	(122,263)	(11,100)	(2,488)
Construction	(11,102)	(11,812)	—
Residential mortgage	111	7	683
Total consumer	(6,095)	(2,312)	(1,128)
Total	$(201,610)	$(61,962)	$(19,102)
Average loans outstanding
Commercial and industrial	$9,448,128	$8,999,783	$7,691,496
Commercial real estate	27,838,032	27,610,042	23,127,504
Construction	3,642,785	3,849,473	2,977,688
Residential mortgage	5,642,067	5,498,563	4,899,854
Total consumer	3,459,574	3,394,000	3,233,811
Total	$50,030,586	$49,351,861	$41,930,353
Net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	0.66%	0.41%	0.21%
Commercial real estate	0.44	0.04	0.01
Construction	0.30	0.31	0.00
Residential mortgage	0.00	0.00	(0.01)
Total consumer	0.18	0.07	0.03
Total net loan charge-offs to total average loans outstanding	0.40	0.13	0.05
Net loan charge-offs increased $139.6 million to $201.6 million in 2024 as compared to $62.0 million in 2023 primarily due to higher gross loan charge-offs within commercial loan categories.
Gross commercial and industrial loan charge-offs totaling $68.3 million for the year ended December 31, 2024 included (i) partial charge-offs totaling $9.5 million related to one non-performing taxi medallion loan relationship that was fully reserved for in our allowance for loan losses (ii) an $11.0 million of partial loan charge-offs related to one commercial and industrial loan (with prior reserves within the allowance for loan losses totaling $8.0 million, and (iii) a few larger partial loan charge-offs. Gross commercial real estate loan charge-offs totaling $125.9 million for the year ended December 31, 2024 included (i) full charge-off of $54.1 million non-performing loan relationship, (ii) partial charge-offs of $20.6 million related to a single non-performing commercial real estate loan relationship and (iii) a few larger partial loan charge-offs that had combined specific reserves of $25.9 million within the allowance for loan losses. Gross construction loan charge-offs totaling $12.6 million for the year ended December 31, 2024 included partial charge-offs of four construction loans with total allocated specific reserves of $4.9 million.
While elevated as compared with the low levels of net charge-offs experienced in 2023 and 2022, the overall level of net loan charge-offs (as presented in the above table) for the year ended December 31, 2024 continued to largely trend within management's expectations for the credit quality of the loan portfolio during 2024.

2024 Form 10-K	78

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories at December 31, 2024 and 2023:

	2024		2023
	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans
	($ in thousands)
Loan Category:
Commercial and industrial	$173,002	20.4%	$133,359	18.4%
Commercial real estate:
Commercial real estate	251,351	54.4	194,820	56.2
Construction	52,797	6.3	54,778	7.4
Total commercial real estate	304,148	60.7	249,598	63.6
Residential mortgage	58,895	11.5	42,957	11.1
Total consumer	22,805	7.4	20,166	6.9
Total allowance for loan losses	558,850	100.0%	446,080	100.0%
Allowance for unfunded credit commitments	14,478		19,470
Total allowance for credit losses for loans	$573,328		$465,550
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments (including letters of credit), as a percentage of total loans was 1.17 percent at December 31, 2024 and 0.93 percent at December 31, 2023. The allowance for credit losses for loans increased $107.8 million at December 31, 2024 as compared to December 31, 2023.
The provision for credit losses for loans totaled $309.4 million and $45.6 million for the year ended December 31, 2024 and 2023, respectively. The increase in the 2024 provision was mainly due to: (i) higher quantitative reserves related to criticized and classified loans within the commercial real estate, (ii) commercial and industrial loan growth, (iii) additional specific reserves and charge-offs associated with the revaluation of collateral dependent commercial loans (iv) the impact of loan charge-offs, was partially offset by lower economic forecast and other qualitative reserves.
As of December 31, 2024, the credit quality of our Florida loan portfolio has also remained resilient in the aftermath of Hurricanes Helene and Milton, which hit Florida in September and October 2024, respectively. At this time, there have been relatively few loan concessions (mostly in the form of loan payment deferrals up to 90 days) for distressed borrowers impacted by the hurricanes. At December 31, 2024, the hurricanes did not have a significant impact on the level of reserves or expected loan charge-offs within our allowance for loan losses. As a result, our provision for loan losses for the fourth quarter 2024 was net of an $8.0 million release of qualitative reserves for estimated losses related to the hurricanes in our allowance at September 30, 2024.
We expect our provision for credit losses to decrease from the elevated level experienced in 2024 and increasingly normalize throughout 2025. However, there can be no assurance that we will achieve lower provision levels due to several other factors, including, but not limited to, the impact of future changes in the overall performance of our loan portfolio, potential downgrades in the internal risk classification of commercial loans and the composition of our loan portfolio, including targeted growth in loan categories not secured by real estate such as commercial and industrial loans.
See Note 5 to the consolidated financial statements for additional information regarding our allowance for credit losses for loans.
Loan Repurchase Contingencies
We engage in the origination of residential mortgages for sale into the secondary market. Our sales of residential mortgage loans originated for sale totaled approximately $203.8 million, $202.5 million and $385.5 million for 2024, 2023 and 2022, respectively. The level of loan sales is impacted by several factors, including consumer demand and preferences for certain mortgage products and our management of the interest rate risk and the mix of the interest earning assets on our balance sheet. Residential mortgage loan sales during the last three years were significantly lower than 2021 largely due to a reduction in our conforming new and refinanced loan originations caused by the higher level of mortgage interest rates and reduced consumer demand.

79	2024 Form 10-K

In connection with our loan sales, including both residential mortgage loans originated for sale and less frequent transfers and sales from our loans held for investment portfolio, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (there were no loan repurchases in 2024 and only three loan repurchases in 2023). None of the loan repurchases resulted in material loss. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at December 31, 2024 and 2023. See Item 1A. Risk Factors —“We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” for additional information.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2024 and 2023, shareholders’ equity totaled approximately $7.4 billion and $6.7 billion, or 11.9 percent and 11.0 percent of total assets, respectively.
During 2024, total shareholders’ equity increased by $733.7 million, primarily due to the following:
•net proceeds from the issuance of common stock totaling $448.9 million,
•net income of $380.3 million,
•net proceeds from the issuance of Series C preferred stock of $144.7 million, and
•a $22.4 million increase attributable to the effect of share issuances under our stock incentive plan.
These positive changes were partially offset by:
•cash dividends declared on common and preferred stock totaling a combined $253.6 million, and
•other comprehensive loss of $8.9 million.
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
The following table presents the capital guidelines and actual ratios applicable to Valley as of December 31, 2024 and 2023:

			Actual Ratio
	Minimum Ratio	Minimum Ratio plus Capital Conservation Buffer	2024	2023
Total Risk-based Capital	8.0%	10.5%	13.87%	11.76%
Common Equity Tier 1 Capital	4.5	7.0	10.82	9.29
Tier 1 Risk-based Capital	6.0	8.5	11.55	9.72
Tier 1 Leverage Capital	4.0	N/A	9.16	8.16
As of December 31, 2024 and 2023, Valley and the Bank exceeded all capital adequacy requirements. See Note 17 to the consolidated financial statements for Valley’s and the Bank’s regulatory capital positions and capital ratios.
The increases in the total risk-based capital, common equity Tier 1 capital, and Tier 1 capital ratios at December 31, 2024 as compared to December 31, 2023 were largely due to several factors, including (1) the net proceeds from Valley's issuances of common stock and Series C preferred stock during the third and fourth quarter 2024, respectively, (2) a credit risk transfer transaction executed in the second quarter 2024 related to a portion of the automobile loan portfolio and (3) our sales of commercial real estate and construction loans during 2024. See Notes 5, 15 and 18 to the consolidated financial statements for more details on loan sales, the credit risk transfer transaction and the common and preferred stock issuances, respectively.
For regulatory capital purposes, in accordance with the Federal Reserve’s final rule issued on August 26, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and will increase 25 percent per year until fully phased-in on January 1, 2025. As of December 31, 2024, approximately $35.5 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk-based capital ratios by approximately 9 basis

2024 Form 10-K	80

points. The full deferral amount of $47.3 million was phased-in on January 1, 2025 and expected to result in an additional 3 basis point reduction in our risk-based capital ratios during the first quarter 2025.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was 36.2 percent and 53.7 percent for the years ended December 31, 2024 and 2023, respectively. The decline in the retention ratio for 2024 was largely due to the significant increase in our provision for credit losses and the resulting decline in our level of earnings before dividends as compared to the year ended December 31, 2023.
Cash dividends declared amounted to $0.44 per common share for both years ended December 31, 2024 and 2023. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the Federal Reserve or the OCC regarding the current level of its quarterly common stock dividend. However, the Federal Reserve has reiterated its long-standing guidance in recent years that banking organizations should consult them before declaring dividends in excess of earnings for the corresponding quarter.
We may from time to time offer and sell in one or more offerings, individually or in any combination, our common stock, preferred stock and other non-equity securities in order to pursue growth opportunities that may become available in the future and comply with any changes in the regulatory environment that call for increased capital requirements. Valley’s ability, and any decision to issue and sell securities, is subject to market conditions and Valley’s capital needs at such time. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several reasons beyond management’s control, including numerous external factors that could negatively impact the strength of the U.S. economy or our ability to maintain or increase the level of our net income. See Note 18 to the consolidated financial statements for additional information on Valley’s common and preferred stock, including new issuances during 2024.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding Quantitative and Qualitative Disclosures About Market Risk is discussed in the “Interest Rate Sensitivity” section contained in Item 7. MD&A and it is incorporated herein by reference.

81	2024 Form 10-K

Item 8.	Financial Statements and Supplementary Data
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2024	2023
	(in thousands except for share data)
Assets
Cash and due from banks	$411,412	$284,090
Interest bearing deposits with banks	1,478,713	607,135
Investment securities:
Equity securities	71,513	64,464
Trading debt securities	—	3,973
Available for sale debt securities	3,369,724	1,296,576
Held to maturity debt securities (net of allowance for credit losses of $647 at December 31, 2024 and $1,205 at December 31, 2023)	3,531,573	3,739,208
Total investment securities	6,972,810	5,104,221
Loans held for sale (includes fair value of $16,931 at December 31, 2024 and $20,640 at December 31, 2023 for loans originated for sale)	25,681	30,640
Loans	48,799,711	50,210,295
Less: Allowance for loan losses	(558,850)	(446,080)
Net loans	48,240,861	49,764,215
Premises and equipment, net	350,796	381,081
Lease right of use assets	328,475	343,461
Bank owned life insurance	731,574	723,799
Accrued interest receivable	239,941	245,498
Goodwill	1,868,936	1,868,936
Other intangible assets, net	128,661	160,331
Other assets	1,713,831	1,421,567
Total Assets	$62,491,691	$60,934,974
Liabilities
Deposits:
Non-interest bearing	$11,428,674	$11,539,483
Interest bearing:
Savings, NOW and money market	26,304,639	24,526,622
Time	12,342,544	13,176,724
Total deposits	50,075,857	49,242,829
Short-term borrowings	72,718	917,834
Long-term borrowings	3,174,155	2,328,375
Junior subordinated debentures issued to capital trusts	57,455	57,108
Lease liabilities	388,303	403,781
Accrued expenses and other liabilities	1,288,076	1,283,656
Total Liabilities	55,056,564	54,233,583
Shareholders’ Equity
Preferred stock, no par value; authorized 50,000,000 shares:
Series A (4,600,000 shares issued at December 31, 2024 and December 31, 2023)	111,590	111,590
Series B (4,000,000 shares issued at December 31, 2024 and December 31, 2023)	98,101	98,101
Series C (6,000,000 shares issued at December 31, 2024)	144,654	—
Common stock (no par value, authorized 650,000,000 shares; issued 558,786,093 shares at December 31, 2024 and 507,896,910 shares at December 31, 2023)	195,998	178,187
Surplus	5,442,070	4,989,989
Retained earnings	1,598,048	1,471,371
Accumulated other comprehensive loss	(155,334)	(146,456)
Treasury stock, at cost (186,983 common shares at December 31, 2023)	—	(1,391)
Total Shareholders’ Equity	7,435,127	6,701,391
Total Liabilities and Shareholders’ Equity	$62,491,691	$60,934,974
See accompanying notes to consolidated financial statements.

2024 Form 10-K	82

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2024	2023	2022
	(in thousands, except for share data)

Interest Income
Interest and fees on loans	$3,079,864	$2,886,930	$1,828,477
Interest and dividends on investment securities:
Taxable	181,940	130,708	105,716
Tax-exempt	19,253	20,305	17,958
Dividends	24,958	24,139	11,468
Interest on federal funds sold and other short-term investments	51,482	76,809	13,064
Total interest income	3,357,497	3,138,891	1,976,683
Interest Expense
Interest on deposits:
Savings, NOW and money market	913,963	739,025	186,709
Time	644,964	535,749	69,691
Interest on short-term borrowings	22,047	94,869	17,453
Interest on long-term borrowings and junior subordinated debentures	147,815	103,770	47,190
Total interest expense	1,728,789	1,473,413	321,043
Net Interest Income	1,628,708	1,665,478	1,655,640
(Credit) provision for credit losses for available for sale and held to maturity securities	(558)	4,559	481
Provision for credit losses for loans	309,388	45,625	56,336
Net Interest Income After Provision for Credit Losses	1,319,878	1,615,294	1,598,823
Non-Interest Income
Wealth management and trust fees	62,616	44,158	34,709
Insurance commissions	12,794	11,116	11,975
Capital markets	27,221	41,489	52,362
Service charges on deposit accounts	48,276	41,306	36,930
Gains (losses) on securities transactions, net	100	1,104	(1,230)
Fees from loan servicing	12,393	10,670	11,273
(Losses) gains on sales of loans, net	(5,840)	6,054	6,418
Gains on sales of assets, net	3,727	6,809	897
Bank owned life insurance	16,942	11,843	8,040
Other	46,272	51,180	45,419
Total non-interest income	224,501	225,729	206,793
Non-Interest Expense
Salary and employee benefits expense	558,595	563,591	526,737
Net occupancy expense	102,124	101,470	94,352
Technology, furniture and equipment expense	135,109	150,708	161,752
FDIC insurance assessment	61,476	88,154	22,836
Amortization of other intangible assets	35,045	39,768	37,825
Professional and legal fees	70,315	80,567	82,618
Amortization of tax credit investments	18,946	18,009	12,407
Other	124,250	120,424	86,422
Total non-interest expense	1,105,860	1,162,691	1,024,949
Income Before Income Taxes	438,519	678,332	780,667
Income tax expense	58,248	179,821	211,816
Net Income	380,271	498,511	568,851
Dividends on preferred stock	21,369	16,135	13,146
Net Income Available to Common Shareholders	$358,902	$482,376	$555,705

Earnings Per Common Share:
Basic	$0.70	$0.95	$1.14
Diluted	0.69	0.95	1.14

See accompanying notes to consolidated financial statements.

83	2024 Form 10-K

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Net income	$380,271	$498,511	$568,851
Other comprehensive (loss) income, net of tax:
Unrealized losses and gains on available for sale debt securities
Net (losses) gains arising during the period	(18,397)	12,950	(136,981)
Amounts reclassified to earnings	1	(634)	(23)
Total	(18,396)	12,316	(137,004)
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains on derivatives arising during the period	—	(757)	3,362
Amounts reclassified to earnings	(869)	638	203
Total	(869)	(119)	3,565
Defined benefit pension and postretirement benefit plans
Net gains (losses) arising during the period	10,609	5,442	(13,175)
Amortization of prior service cost	(97)	(90)	(100)
Amortization of actuarial net (losses) gains	(125)	(3)	644
Total	10,387	5,349	(12,631)
Total other comprehensive (loss) income	(8,878)	17,546	(146,070)
Total comprehensive income	$371,393	$516,057	$422,781

See accompanying notes to consolidated financial statements.

2024 Form 10-K	84

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2021	$209,691	421,437	$148,482	$3,883,035	$883,645	$(17,932)	$(22,855)	$5,084,066
Net income	—	—	—	—	568,851	—	—	568,851
Other comprehensive loss, net of tax	—	—	—	—	—	(146,070)	—	(146,070)
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $1.49 per share	—	—	—	—	(5,958)	—	—	(5,958)
Common Stock, $0.44 per share	—	—	—	—	(215,513)	—	—	(215,513)
Effect of stock incentive plan, net	—	1,089	1	9,069	(5,392)	—	14,624	18,302
Common stock issued in acquisition	—	84,863	29,702	1,088,127	—	—	—	1,117,829
Common stock repurchased	—	(1,015)	—	—	—	—	(13,517)	(13,517)
Balance - December 31, 2022	209,691	506,374	178,185	4,980,231	1,218,445	(164,002)	(21,748)	6,400,802
Adjustment due to the adoption of ASU 2022-02	—	—	—	—	990	—	—	990
Balance - January 1, 2023	209,691	506,374	178,185	4,980,231	1,219,435	(164,002)	(21,748)	6,401,792
Net income	—	—	—	—	498,511	—	—	498,511
Other comprehensive income, net of tax	—	—	—	—	—	17,546	—	17,546
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $2.24 per share	—	—	—	—	(8,947)	—	—	(8,947)
Common Stock, $0.44 per share	—	—	—	—	(225,779)	—	—	(225,779)
Effect of stock incentive plan, net	—	1,309	2	9,758	(4,011)	—	18,049	23,798
Common stock issued	—	327	—	—	(650)	—	4,400	3,750
Common stock repurchased	—	(300)	—	—	—	—	(2,092)	(2,092)
Balance - December 31, 2023	209,691	507,710	178,187	4,989,989	1,471,371	(146,456)	(1,391)	6,701,391
Net income	—	—	—	—	380,271	—	—	380,271
Other comprehensive loss, net of tax	—	—	—	—	—	(8,878)	—	(8,878)
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—		(7,188)	—	—	(7,188)
Preferred stock, Series B, $2.29 per share	—	—	—	—	(9,163)	—	—	(9,163)
Preferred stock, Series C, $0.84 per share	—	—	—	—	(5,018)	—	—	(5,018)
Common Stock, $0.44 per share	—	—	—	—	(232,225)	—	—	(232,225)
Effect of stock incentive plan, net	—	1,878	592	20,380	—	—	1,391	22,363
Preferred stock issued	144,654	—	—	—	—	—	—	144,654
Common stock issued	—	49,198	17,219	431,701	—	—	—	448,920
Balance - December 31, 2024	$354,345	558,786	$195,998	$5,442,070	$1,598,048	$(155,334)	$—	$7,435,127
See accompanying notes to consolidated financial statements.

85	2024 Form 10-K

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income	$380,271	$498,511	$568,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,789	43,437	41,620
Stock-based compensation	28,988	33,102	28,788
Provision for credit losses	308,830	50,184	56,817
Net accretion of discounts and amortization of premium on securities and borrowings	(3,399)	(2,145)	10,653
Amortization of other intangible assets	35,045	39,768	37,825
Losses (gains) on available for sale and held to maturity debt securities, net	15	(401)	(95)
Proceeds from sales of loans held for sale	253,749	205,575	389,666
Losses (gains) on sales of loans, net	5,840	(6,054)	(6,418)
Originations of loans held for sale	(244,710)	(204,686)	(267,158)
Gains on sales of assets, net	(3,727)	(6,809)	(897)
Net deferred income tax (benefit) expense	(6,139)	(9,359)	7,485
Net change in:
Fair value of financial instruments hedged by derivative transactions	13,402	4,810	(28,907)
Trading debt securities	3,973	9,465	24,692
Lease right of use assets	18,467	(37,125)	1,831
Cash surrender value of bank owned life insurance	(16,942)	(11,843)	(8,040)
Accrued interest receivable	5,557	(48,892)	(74,007)
Other assets	(263,375)	(173,512)	(229,107)
Accrued expenses and other liabilities	(11,094)	(5,834)	874,880
Net cash provided by operating activities	548,540	378,192	1,428,479
Cash flows from investing activities:
Net loan originations and purchases	(137,723)	(3,346,633)	(6,868,735)
Equity securities:
Purchases	(9,950)	(14,011)	(11,209)
Sales	1,910	1,850	3,118
Held to maturity debt securities:
Purchases	(103,256)	(302,774)	(838,569)
Maturities, calls and principal repayments	309,475	379,536	475,327
Available for sale debt securities:
Purchases	(2,387,595)	(112,317)	(54,618)
Sales	—	18,779	12,846
Maturities, calls and principal repayments	296,860	78,588	225,942
Death benefit proceeds from bank owned life insurance	9,121	5,218	4,680
Proceeds from sales of real estate property and equipment	3,199	18,308	10,832
Proceeds from sales of loans not originated for sale	1,226,759	—	—
Proceeds from sale of commercial premium finance lending division	98,060	—	—
Purchases of real estate property and equipment	(16,144)	(76,046)	(68,935)
Cash and cash equivalents acquired in acquisitions, net	—	—	321,540
Net cash used in investing activities	$(709,284)	$(3,349,502)	$(6,787,781)

2024 Form 10-K	86

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Cash flows from financing activities:
Net change in deposits	$830,609	$1,605,915	$4,974,505
Net change in short-term borrowings	(845,116)	779,105	(620,791)
Proceeds from issuance of long-term borrowings, net	1,001,800	1,251,804	147,508
Repayments of long-term borrowings	(165,000)	(475,000)	—
Proceeds from issuance of preferred stock, net	144,654	—	—
Cash dividends paid to preferred shareholders	(21,369)	(14,338)	(13,146)
Cash dividends paid to common shareholders	(228,228)	(225,411)	(205,999)
Purchase of common shares to treasury	(8,867)	(11,475)	(24,123)
Common stock issued, net	451,164	4,006	120
Other, net	(3)	(18)	(745)
Net cash provided by financing activities	1,159,644	2,914,588	4,257,329
Net change in cash and cash equivalents	998,900	(56,722)	(1,101,973)
Cash and cash equivalents at beginning of year	891,225	947,947	2,049,920
Cash and cash equivalents at end of year	$1,890,125	$891,225	$947,947
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$1,737,721	$1,359,534	$281,137
Federal and state income taxes	89,701	236,503	172,102
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned, net	$12,431	$974	$—
Transfer of loans to loans held for sale, net	1,042,725	10,000	—
Lease right of use assets obtained in exchange for operating lease liabilities	21,501	81,727	32,604
Acquisitions:
Non-cash assets acquired:
Equity securities	$—	$—	$6,239
Investment securities available for sale	—	—	505,928
Investment securities held to maturity	—	—	806,627
Loans, net	—	—	5,844,070
Premises and equipment	—	—	38,827
Lease right of use assets	—	—	49,434
Bank owned life insurance	—	—	126,861
Accrued interest receivable	—	—	25,717
Goodwill	—	—	409,928
Other intangible assets	—	—	159,587
Other assets	—	—	155,945
Total non-cash assets acquired	$—	$—	$8,129,163
Liabilities assumed:
Deposits	$—	$—	$7,029,997
Short-term borrowings	—	—	103,794
Lease liabilities	—	—	79,844
Accrued expenses and other liabilities	—	—	119,240
Total liabilities assumed	$—	$—	$7,332,875
Net non-cash assets acquired	$—	$—	$796,288
Cash and cash equivalents acquired in acquisitions, net	$—	$—	$321,540
Common stock issued in acquisition	$—	$—	$1,117,829
See accompanying notes to consolidated financial statements.

87	2024 Form 10-K

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
In addition to the Bank, Valley’s consolidated subsidiaries include, but are not limited to: an insurance agency offering property and casualty, life and health insurance; an asset management adviser that is a registered investment adviser with the SEC; a registered securities broker-dealer with the SEC and member of FINRA, which is also licensed as an insurance agency to provide life and health insurance; a title insurance agency in New York, which also provides services in New Jersey; an advisory firm specializing in the investment and management of tax credits; and a subsidiary which specializes in health care equipment lending and other commercial equipment leases.
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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at December 31, 2024 and for all periods presented have been made.
Significant Estimates. In preparing the consolidated financial statements in conformity with GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that require application of management’s most difficult, subjective or complex judgment and are particularly susceptible to change include: the allowance for credit losses, the evaluation of goodwill and other intangible assets for impairment, and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment can also increase the degree of uncertainty inherent in these material estimates. Actual results may differ from those estimates. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in other banks (including the Federal Reserve Bank of New York) and, from time to time, overnight federal funds sold. Federal funds sold essentially represent an uncollateralized loan. Therefore, Valley regularly evaluates the credit risk associated with the other financial institutions to ensure that the Bank does not become exposed to any significant credit risk on these cash equivalents.
Investment Securities
Debt securities are classified at the time of purchase based on management’s intention, such as securities HTM, securities AFS or trading securities. Investment securities classified as HTM are those that management has the positive intent and ability to hold until maturity. Investment securities HTM are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the contractual term of the securities, adjusted for actual prepayments, or to call date if the security was purchased at premium. Investment securities classified as AFS are carried at fair value with unrealized holding gains and losses reported as a component of other comprehensive income or loss, net of tax. Realized gains

2024 Form 10-K	88

or losses on the AFS securities are recognized by the specific identification method and are included in net gains and losses on securities transactions within non-interest income.
Trading debt securities are reported at fair value with the unrealized gains or losses due to changes in fair value reported within non-interest income. Net trading gains and losses are included in net gains and losses on securities transactions within non-interest income.
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
Allowance for Credit Losses for Held to Maturity Debt Securities
Valley estimates and recognizes an allowance for credit losses for HTM debt securities using the CECL methodology. Valley has a zero-loss expectation for certain securities within the HTM portfolio, and therefore it is not required to estimate an allowance for credit losses related to these securities under the CECL standard. After an evaluation of qualitative factors, Valley identified the following securities types which it believes qualify for this exclusion: U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds referred to as TEMS.
To measure the expected credit losses on HTM debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third-party. Assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. The model is adjusted for a probability weighted multi-scenario economic forecast to estimate future credit losses. Valley uses a two-year reasonable and supportable forecast period, followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of investment security. The economic forecast methodology and governance for debt securities is aligned with Valley's economic forecast used for the loan portfolio. Accrued interest receivable is excluded from the estimate of credit losses. See Note 4 for additional information.
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

89	2024 Form 10-K

servicing rights retained by Valley. Gains recognized on loan sales include the value assigned to the rights to service the loan. See the “Loan Servicing Rights” section below. Occasionally, Valley may elect to transfer certain loans at the lower of unamortized cost or fair market value to loans held for sale from the held for investment loan portfolio. At December 31, 2024, loans held for sale consisted of several residential mortgage loans originated for sale and one non-performing commercial real estate loan with a carrying value of $8.8 million.
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
Loans are deemed to be past due when the contractual principal and interest payments have not been received as they become due. Loans are placed on non-accrual status generally, when they become 90 days past due and/or the full and timely collection of principal and interest becomes uncertain. When a loan is placed on non-accrual status, interest accruals cease, and uncollected accrued interest is reversed and charged against current income. Cash collections from non-accrual loans are generally credited to the loan balance, and no interest income is recognized on these loans until the principal balance has been determined to be fully collectible. A loan in which the borrowers’ obligation has not been released in bankruptcy courts may be restored to an accruing basis when it becomes well secured and is in the process of collection, or all past due amounts become current under the loan agreement and collectability is no longer doubtful.
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
Allowance for Credit Losses for Loans
Valley uses the CECL methodology to estimate an ACL for loans. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Provisions for credit losses for loans and recoveries on loans previously charged-off by Valley are added back to the allowance.
The ACL for loans includes the allowance for loan losses and the reserve for unfunded credit commitments. Under CECL, Valley's methodology to establish the allowance for loan losses has two basic components: (i) a collective reserve component for estimated lifetime expected credit losses for pools of loans that share common risk characteristics and (ii) an individually evaluated reserve component for loans that do not share common risk characteristics, consisting of collateral dependent loans. Valley also maintains a separate allowance for unfunded credit commitments mainly consisting of reserves for credit losses on undisbursed non-cancellable lines of credit, new loan commitments and commercial standby letters of credit.
Reserves for loans that share common risk characteristics. Valley estimates the collective ACL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. In estimating the component of the allowance on a collective basis, Valley uses a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by using probability of default and loss given default metrics. The probability of default and loss given default metrics are adjusted using a scaling factor to incorporate a full economic cycle.
The expected life of loan loss percentages are determined by analyzing the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan data for each loan portfolio pool, and by assessing the severity of loss, based on the aggregate net lifetime losses incurred. The expected credit losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) the impact of the reasonable and supportable economic forecast, probability weightings and economic variables under each scenario and reversion period, (ii) other asset specific risks to the extent they do not exist in the historical loss information, and (iii) net expected recoveries of charged off loan balances. These adjustments are based on qualitative factors not reflected in the transition matrix but are likely to impact the measurement of estimated credit losses. The expected lifetime loss rate is the life

2024 Form 10-K	90

of loan loss percentage from the transition matrix model plus the impact of the adjustments for qualitative factors. The expected credit losses are the product of multiplying the model’s expected lifetime loss rate by the exposure at default at period end on an undiscounted basis.
Valley utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience on a straight-line basis for the remaining life of the loan. The forecast consists of multi-scenario economic forecasts to estimate future credit losses that is governed by a cross-functional committee. The committee meets each quarter to determine which economic scenarios developed by Moody's will be incorporated into the model, as well as the relative probability weightings of the selected scenarios, based upon all readily available information. The model projects economic variables under each scenario based on detailed statistical analyses. Valley has identified and selected key variables that most closely correlated to its historical credit performance, which include GDP, unemployment and the Case-Shiller Home Price Index.
The loan credit quality data utilized in the transition matrix model is based on an internal credit risk rating system for the commercial and industrial loan and commercial real estate loan portfolio segments and delinquency aging status for the residential and consumer loan portfolio segments. Loans are risk-rated based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial and industrial loans, and commercial real estate loans, which are evaluated by the Loan Review Department on a test basis. Loans with a grade below a “Pass” grade are adversely classified. Once a loan becomes adversely classified, it automatically transitions from the “Pass” segment of the model to the corresponding adversely rated pool segment. Within the transition matrix model, each adverse classification or segment (Special Mention, Substandard, Doubtful, and Loss) has its own lifetime expected credit loss rate derived from loan-level historical transitions between the different loan risk ratings categories.
Reserves for loans that do not share common risk characteristics. Valley measures specific reserves for individual loans that do not share common risk characteristics with other loans, consisting of collateral dependent loans based on the amount of lifetime expected credit losses calculated on those loans and charge-offs of those amounts determined to be uncollectible. Certain individually evaluated loans where substantially all the repayment is expected from the collateral, are deemed collateral dependent, and the related expected credit losses are determined based on the fair value of the underlying collateral (less selling costs, if repayment or satisfaction of the loan depends on the sale of the collateral). Any amount deemed uncollectible related to a collateral dependent loan is immediately charged off to the allowance.
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

91	2024 Form 10-K

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
OREO, including residential real estate properties, was not material at December 31, 2024 and 2023. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $4.6 million and $1.6 million at December 31, 2024 and 2023, respectively.
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
Valley reviews goodwill for impairment annually during the second quarter using a quantitative test, or more frequently if a triggering event indicates impairment may have occurred. Valley's determination of whether or not goodwill is impaired requires it to make judgments and use significant estimates and assumptions regarding estimated future cash flows. As part of the annual impairment test, Valley also performs a market capitalization reconciliation to support the appropriateness of its

2024 Form 10-K	92

results. In performing this reconciliation, Valley compares the sum of fair value of its reporting units to Valley’s market capitalization, adjusted for the presented value of estimated synergies which a market participant acquirer could reasonably expect to realize from a hypothetical acquisition of Valley. If Valley changed its strategy or if market conditions shifted, Valley's judgments may change, which may result in adjustments to the recorded goodwill balance.
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
Stock-Based Compensation
Compensation expense for RSUs, restricted stock and stock option awards (i.e., non-vested stock awards) is based on the fair value of the award on the date of the grant and is recognized ratably over the service period of the award. Valley's long-term incentive compensation plan includes a service period requirement for award grantees who are eligible for retirement pursuant to which an award will vest at one-twelfth per month after the grant date and requires the grantees to continue service with Valley for one year in order for the award to fully vest. Compensation expense for these awards is amortized monthly over a one year period after the grant date. The service period for non-retirement eligible employees is the shorter of the stated vesting period of the award or the period until the employee’s retirement eligibility date. The fair value of each option granted is estimated using a binomial option pricing model. The fair value of RSUs and awards is based upon the last sale price reported for Valley’s common stock on the date of grant or the last sale price reported preceding such date, except for performance-based stock awards with a market condition. The grant date fair value of a performance-based stock award that vests based on a market condition is determined by a third-party specialist using a Monte Carlo valuation model. There have been no changes to any of the key model characteristics, assumptions and parameters. See Note 12 for additional information.
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

93	2024 Form 10-K

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
Revenue From Contracts With Customers
Certain revenues included in Valley's non-interest income relate to fee-based income from contracts with customers. Revenue from contracts with customers within the scope of ASC Topic 606 is recognized when performance obligations, under the terms of the contract, are satisfied. This income is measured as the amount of consideration expected to be received in exchange for providing services. Contracts with customers can include multiple services, which are accounted for as separate “performance obligations” if they are determined to be distinct.
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
The following describes revenue within scope of ASC Topic 606:
Wealth management and trust fees. Wealth management and trust fees include brokerage fees and fees from investment management, investment advisory, trust, custody and other products. Brokerage fees are commissions related to the execution of market trades. Brokerage fee revenue is recognized on trade date, as the performance obligation is satisfied when the trade is executed. Trust and investment management fee income is received for providing wealth management and investment advisory services and is typically calculated based on a percentage of client assets under management and recognized over the term of the investment management agreement as services are provided to the client. Certain investment advisory success fees are earned when the related performance criteria have been satisfied, and it is probable that the fees will be earned.
Insurance commissions. Insurance commissions are received on insurance product sales. Valley acts in the capacity of an agent between Valley's customer and the insurance carrier. Valley's performance obligation is satisfied over the term of the insurance policy.
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

2024 Form 10-K	94

differences between assets and liabilities measured for financial reporting versus income-tax return purposes. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.
Valley may maintain a reserve related to certain tax positions that management believes contain an element of uncertainty. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. Periodically, Valley evaluates each of its tax positions and strategies to determine whether a reserve is appropriate. See Note 13 for additional information.
Comprehensive Income
Comprehensive income or loss is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to shareholders. Comprehensive income consists of net income and other comprehensive income or loss. Valley’s components of other comprehensive income or loss, net of deferred tax, include: (1) unrealized gains and losses on AFS debt securities; (2) unrealized gains and losses on derivatives used in cash flow hedging relationships; and (3) the benefit adjustment for the unfunded portion of its various employee, officer, and director pension plans and other post-employment benefits. Income tax effects are released from accumulated other comprehensive income on an individual unit of account basis. Valley presents comprehensive income and its components in the consolidated statements of comprehensive income for all periods presented. See Note 19 for additional information.
Earnings Per Common Share
In Valley's computation of the earnings per common share, the numerator of both the basic and diluted earnings per common share is net income available to common shareholders (which is equal to net income less dividends on preferred stock). The weighted average number of common shares outstanding is used in the denominator for basic earnings per common share which is increased to determine the denominator used for diluted earnings per common share by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method.

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in thousands, except for share data)
Net income available to common shareholders	$358,902	$482,376	$555,705
Basic weighted-average number of common shares outstanding	515,755,365	507,532,365	485,434,918
Plus: Common stock equivalents	2,236,436	1,713,403	2,382,792
Diluted weighted-average number of common shares outstanding	517,991,801	509,245,768	487,817,710
Earnings per common share:
Basic	$0.70	$0.95	$1.14
Diluted	0.69	0.95	1.14
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of RSUs and common stock options to purchase Valley’s common shares. Common stock options and RSUs with exercise prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Potential anti-dilutive weighted common shares totaled approximately 3.5 million, 2.4 million and 188 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.
Preferred and Common Stock Dividends
Valley issued 4.6 million, 4.0 million and 6.0 million shares of non-cumulative perpetual preferred stock in June 2015, August 2017 and August 2024 respectively, which were initially recorded at fair value. See Note 18 for additional details on the preferred stock issuances. The preferred shares are senior to Valley common stock, whereas the current year's dividends must be paid before Valley can pay dividends to its common shareholders. Preferred dividends declared are deducted from net income for computing income available to common shareholders and earnings per common share computations.
Cash dividends to both preferred and common shareholders are payable and accrued when declared by the Board.

95	2024 Form 10-K

Treasury Stock
Treasury stock is recorded using the cost method and accordingly is presented as a reduction of shareholders’ equity.
Derivative Instruments and Hedging Activities
As part of its asset/liability management strategies and to accommodate commercial borrowers, Valley has used interest rate swaps to hedge variability in cash flows or fair values caused by changes in interest rates. Valley also uses derivatives not designated as hedges for non-speculative purposes to (1) manage its exposure to interest rate movements related to a service for commercial lending customers, (2) share the risk of default on the interest rate swaps related to certain purchased or sold loan participations through the use of risk participation agreements, (3) manage the interest rate risk of mortgage banking activities with customer interest rate lock commitments and forward contracts to sell residential mortgage loans, (4) manage the exposure of foreign currency exchange rate fluctuation with foreign currency forward and option contracts primarily to accommodate our customers and (5) manage the credit risk of a select pool of automobile loans to enhance the risk profile of these assets for regulatory capital purposes.
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
New Authoritative Accounting Guidance
New Accounting Guidance Adopted in 2024. ASU No. 2023-02, “Investments –Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” is intended to improve the accounting and disclosures for investments in certain tax credit structures. ASU No. 2023-02 allows the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. ASU No. 2023-02 became effective on January 1, 2024 and did not have a significant impact on Valley's consolidated financial statements. Under the new guidance, Valley did not elect to apply the proportional amortization method as an accounting policy for its eligible tax credit investments and, as a result, there were no adjustments from adoption recognized in earnings on the date of adoption. See additional disclosures regarding Valley's tax credit investments in Note 14.
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

2024 Form 10-K	96

contractual sale restrictions. ASU No. 2022-03 became effective on January 1, 2024 and Valley's adoption did not have a significant impact on its consolidated financial statements.
ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” requires public entities to disclose detailed information about a reportable segment’s expenses on both an annual and interim basis. The amendments in ASU No. 2023-07 should be applied retrospectively to all periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. ASU No. 2023-07 became effective on December 31, 2024 and Valley's adoption did not have a significant impact on its consolidated financial statements, other than enhanced disclosures included in Note 21.
New Accounting Guidance Issued in 2024. ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement. ASU No. 2024-03 can be applied prospectively, and it is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. Valley is currently evaluating the impact of ASU No. 2024-03 on its consolidated financial statements.
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
The following table summarizes unaudited supplemental pro forma financial information giving effect to the Bank Leumi USA merger as if it had been completed on January 1, 2021:

December 31,
2022
(in thousands)
Net interest income	$1,729,034
Non-interest income	228,284
Net income	623,052
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
Merger expenses for all acquisition related activities totaled $14.1 million and $71.2 million for the years ended December 31, 2023 and December 31, 2022, respectively. The merger expenses largely consisted of technology costs, salaries and employee benefits expense, and professional and legal fees within non-interest expense on the consolidated statements of income.

97	2024 Form 10-K

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2024 and 2023. The assets presented under “non-recurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,642	$23,642	$—	$—
Equity securities at net asset value (NAV)	11,000	—	—	—
Available for sale debt securities:
U.S. Treasury securities	291,549	291,549	—	—
U.S. government agency securities	22,543	—	22,543	—
Obligations of states and political subdivisions	192,509	—	192,509	—
Residential mortgage-backed securities	2,681,076	—	2,681,076	—
Corporate and other debt securities	182,047	—	182,047	—
Total available for sale debt securities	3,369,724	291,549	3,078,175	—
Loans held for sale (1)	16,931	—	16,931	—
Other assets (2)	444,263	—	444,263	—
Total assets	$3,865,560	$315,191	$3,539,369	$—
Liabilities
Other liabilities (2)	$454,200	$—	$454,200	$—
Total liabilities	$454,200	$—	$454,200	$—
Non-recurring fair value measurements:
Non-performing loans held for sale (3)	$8,750	$—	$8,750	$—
Collateral dependent loans	139,424	—	—	139,424
Foreclosed assets	13,852	—	—	13,852
Total	$162,026	$—	$8,750	$153,276

2024 Form 10-K	98

		Fair Value Measurements at Reporting Date Using:
	2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Represents residential mortgage loans held for sale that are carried at fair value and had contractual unpaid principal balances totaling $16.8 million and $20.1 million at December 31, 2024 and 2023, respectively.
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

99	2024 Form 10-K

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
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2024 and 2023 based on the short duration these assets were held and their credit quality.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the SOFR curve at December 31, 2024 and 2023. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at December 31, 2024 and 2023), is determined based on the current market prices for similar instruments. The fair value of a credit default swap related to a portion of Valley's automobile loan portfolio is based on estimated discounted cash flows that incorporate market data for auto credit loss forecasts and anticipated cash outflows for the instrument's premium payments. The fair value of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2024 and 2023. See Note 15 for additional details on Valley's derivatives.

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
Non-performing commercial real estate loan held for sale. During the year ended December 31, 2023, Valley transferred a non-performing construction loan totaling $10.0 million, net of charge-offs of $4.2 million to the allowance for loan losses, to loans held for sale. The fair value of the loan was determined using Level 2 inputs, including bids from a third party broker engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a formal bidding process in which each participant was required to provide an indicative non-binding bid. Fair value was determined based on a non-binding sale agreement selected by Valley during the bidding process. During the year ended December 31, 2024, an additional $1.2 million write-down was recorded to earnings to reflect the loan's current estimated fair value of $8.8 million at December 31, 2024.
Collateral dependent loans. Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all the repayment is expected from the collateral. Collateral dependent loans are reported at the fair value of the underlying collateral when the fair value is lower than the recorded investment in the loan. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At December 31, 2024, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. Collateral dependent loans with a total amortized cost of $215.2 million and $164.8 million at December 31, 2024 and 2023, respectively, (including taxi medallion loans totaling $49.5 million and $62.3 million at December 31, 2024 and 2023, respectively) were reduced by specific allowance for loan losses allocations totaling $75.8

2024 Form 10-K	100

million and $74.2 million to a reported total net carrying amount of $139.4 million and $90.6 million at December 31, 2024 and 2023, respectively.
Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of an asset occur, the asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no adjustments to the appraisals of foreclosed assets at December 31, 2024 and 2023.
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
Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For instance, Valley has certain fee-generating business lines (e.g., its mortgage servicing operations or Wealth Management reporting unit) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

101	2024 Form 10-K

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at December 31, 2024 and 2023 were as follows:

		2024		2023
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$411,412	$411,412	$284,090	$284,090
Interest bearing deposits with banks	Level 1	1,478,713	1,478,713	607,135	607,135
Equity securities (1)	Level 3	36,871	36,871	29,031	29,031
Held to maturity debt securities:
U.S. Treasury securities	Level 1	25,480	25,461	26,232	25,978
U.S. government agency securities	Level 2	301,315	252,302	305,996	261,555
Obligations of states and political subdivisions	Level 2	372,489	346,361	405,470	387,527
Residential mortgage-backed securities	Level 2	2,710,642	2,292,148	2,885,303	2,521,926
Trust preferred securities	Level 2	36,081	29,145	37,062	30,650
Corporate and other debt securities	Level 2	86,213	82,867	80,350	74,676
Total held to maturity debt securities (2)		3,532,220	3,028,284	3,740,413	3,302,312
Net loans	Level 3	48,240,861	46,634,654	49,764,215	47,981,499
Accrued interest receivable	Level 1	239,941	239,941	245,498	245,498
FRB and FHLB stock (3)	Level 2	328,497	328,497	320,727	320,727
Financial liabilities
Deposits without stated maturities	Level 1	37,733,313	37,733,313	36,066,105	36,066,105
Deposits with stated maturities	Level 2	12,342,544	12,363,365	13,176,724	13,103,381
Short-term borrowings	Level 2	72,718	68,032	917,834	901,617
Long-term borrowings	Level 2	3,174,155	3,109,622	2,328,375	2,256,997
Junior subordinated debentures issued to capital trusts	Level 2	57,455	54,957	57,108	47,374
Accrued interest payable (4)	Level 1	150,564	150,564	159,496	159,496

(1)Represents equity securities without a readily determinable fair value, which are measured based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Total changes in the valuation of equity securities for the year ended December 31, 2024 and 2023, respectively, were immaterial.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.
INVESTMENT SECURITIES (Note 4)
Equity Securities
Equity securities totaled $71.5 million and $64.5 million at December 31, 2024 and 2023, respectively. See Note 3 for further details on equity securities.
Trading Debt Securities
Valley had no trading debt securities at December 31, 2024. The fair value of trading debt securities totaled $4.0 million at December 31, 2023. Net trading gains are included in net gains and losses on securities transactions within non-interest income. See the “Realized Gains and Losses” section below.

2024 Form 10-K	102

Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of AFS debt securities at December 31, 2024 and 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2024
U.S. Treasury securities	$319,551	$—	$(28,002)	$291,549
U.S. government agency securities	24,636	20	(2,113)	22,543
Obligations of states and political subdivisions:
Obligations of states and state agencies	46,211	—	(682)	45,529
Municipal bonds	179,284	—	(32,304)	146,980
Total obligations of states and political subdivisions	225,495	—	(32,986)	192,509
Residential mortgage-backed securities	2,784,895	3,796	(107,615)	2,681,076
Corporate and other debt securities	197,696	247	(15,896)	182,047
Total	$3,552,273	$4,063	$(186,612)	$3,369,724
December 31, 2023
U.S. Treasury securities	$313,772	$—	$(25,615)	$288,157
U.S. government agency securities	25,967	19	(2,284)	23,702
Obligations of states and political subdivisions:
Obligations of states and state agencies	48,283	—	(588)	47,695
Municipal bonds	170,260	—	(26,265)	143,995
Total obligations of states and political subdivisions	218,543	—	(26,853)	191,690
Residential mortgage-backed securities	703,875	728	(78,031)	626,572
Corporate and other debt securities	192,282	—	(25,827)	166,455
Total	$1,454,439	$747	$(158,610)	$1,296,576
Accrued interest on investments, which is excluded from the amortized cost of AFS debt securities, totaled $13.1 million and $5.9 million at December 31, 2024 and 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

103	2024 Form 10-K

The age of unrealized losses and fair value of related AFS debt securities at December 31, 2024 and 2023 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2024
U.S. Treasury securities	$—	$—	$291,549	$(28,002)	$291,549	$(28,002)
U.S. government agency securities	—	—	21,281	(2,113)	21,281	(2,113)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	6,208	(682)	6,208	(682)
Municipal bonds	—	—	139,216	(32,304)	139,216	(32,304)
Total obligations of states and political subdivisions	—	—	145,424	(32,986)	145,424	(32,986)
Residential mortgage-backed securities	1,483,442	(22,242)	501,858	(85,373)	1,985,300	(107,615)
Corporate and other debt securities	—	—	166,800	(15,896)	166,800	(15,896)
Total	$1,483,442	$(22,242)	$1,126,912	$(164,370)	$2,610,354	$(186,612)
December 31, 2023
U.S. Treasury securities	$—	$—	$288,156	$(25,615)	$288,156	$(25,615)
U.S. government agency securities	—	—	22,364	(2,284)	22,364	(2,284)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	8,276	(588)	8,276	(588)
Municipal bonds	1,019	(4)	142,976	(26,261)	143,995	(26,265)
Total obligations of states and political subdivisions	1,019	(4)	151,252	(26,849)	152,271	(26,853)
Residential mortgage-backed securities	9,010	(3)	569,629	(78,028)	578,639	(78,031)
Corporate and other debt securities	4,977	(23)	161,478	(25,804)	166,455	(25,827)
Total	$15,006	$(30)	$1,192,879	$(158,580)	$1,207,885	$(158,610)
Within the AFS debt securities portfolio, the total number of security positions in an unrealized loss position was 726 and 687 at December 31, 2024 and 2023, respectively.
As of December 31, 2024, the fair value of securities AFS that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.8 billion.
Contractual Maturities
The contractual maturities of AFS debt securities at December 31, 2024 are set forth in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

2024 Form 10-K	104

	December 31, 2024
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$177,290	$174,474
Due after one year through five years	123,053	117,533
Due after five years through ten years	174,490	157,526
Due after ten years	292,545	239,115
Residential mortgage-backed securities	2,784,895	2,681,076
Total	$3,552,273	$3,369,724
The weighted-average remaining expected life for residential mortgage-backed securities AFS was 8.23 years at December 31, 2024.
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
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. See Note 1 for further information regarding Valley's accounting policy. Valley also evaluated AFS debt securities that were in an unrealized loss position as of December 31, 2024 included in the tables above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. During the first quarter 2023, Valley recognized a credit-related impairment of one corporate bond issued by Signature Bank resulting in both a provision for credit losses and full charge-off security totaling $5.0 million. The credit-related impairment was based on a comparison of the present value of expected cash flows to the amortized cost. The bond was subsequently sold and the sale resulted in a $869 thousand gain during the fourth quarter 2023. There was no impairment recognized during years ended December 31, 2024 and 2022.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of their amortized cost basis. None of the AFS debt securities were past due as of December 31, 2024. As a result, there was no allowance for credit losses for AFS debt securities at December 31, 2024 and 2023.

105	2024 Form 10-K

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of HTM debt securities at December 31, 2024 and 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
December 31, 2024
U.S. Treasury securities	$25,480	$—	$(19)	$25,461	$—	$25,480
U.S. government agency securities	301,315	—	(49,013)	252,302	—	301,315
Obligations of states and political subdivisions:
Obligations of states and state agencies	68,025	—	(5,335)	62,690	2	68,023
Municipal bonds	304,464	9	(20,802)	283,671	48	304,416
Total obligations of states and political subdivisions	372,489	9	(26,137)	346,361	50	372,439
Residential mortgage-backed securities	2,710,642	2,088	(420,582)	2,292,148	—	2,710,642
Trust preferred securities	36,081	—	(6,936)	29,145	414	35,667
Corporate and other debt securities	86,213	10	(3,356)	82,867	183	86,030
Total	$3,532,220	$2,107	$(506,043)	$3,028,284	$647	$3,531,573
December 31, 2023
U.S. Treasury securities	$26,232	$—	$(254)	$25,978	$—	$26,232
U.S. government agency securities	305,996	—	(44,441)	261,555	—	305,996
Obligations of states and political subdivisions:
Obligations of states and state agencies	88,556	552	(4,155)	84,953	395	88,161
Municipal bonds	316,914	40	(14,380)	302,574	49	316,865
Total obligations of states and political subdivisions	405,470	592	(18,535)	387,527	444	405,026
Residential mortgage-backed securities	2,885,303	6,059	(369,436)	2,521,926	—	2,885,303
Trust preferred securities	37,062	—	(6,412)	30,650	506	36,556
Corporate and other debt securities	80,350	—	(5,674)	74,676	255	80,095
Total	$3,740,413	$6,651	$(444,752)	$3,302,312	$1,205	$3,739,208
Accrued interest on investments, which is excluded from the amortized cost of HTM debt securities, totaled $13.0 million and $13.9 million at December 31, 2024 and 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. HTM debt securities are carried net of an allowance for credit losses (as shown in the table above).

2024 Form 10-K	106

The age of unrealized losses and fair value of related HTM debt securities at December 31, 2024 and 2023 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2024
U.S. Treasury securities	$25,461	$(19)	$—	$—	$25,461	$(19)
U.S. government agency securities	22,621	(75)	229,143	(48,938)	251,764	(49,013)
Obligations of states and political subdivisions:
Obligations of states and state agencies	20,632	(517)	42,058	(4,818)	62,690	(5,335)
Municipal bonds	36,766	(440)	210,723	(20,362)	247,489	(20,802)
Total obligations of states and political subdivisions	57,398	(957)	252,781	(25,180)	310,179	(26,137)
Residential mortgage-backed securities	216,651	(2,687)	1,917,644	(417,895)	2,134,295	(420,582)
Trust preferred securities	—	—	29,145	(6,936)	29,145	(6,936)
Corporate and other debt securities	5,977	(23)	63,879	(3,333)	69,856	(3,356)
Total	$328,108	$(3,761)	$2,492,592	$(502,282)	$2,820,700	$(506,043)
December 31, 2023
U.S. Treasury securities	$—	$—	$25,978	$(254)	$25,978	$(254)
U.S. government agency securities	43,664	(151)	216,759	(44,290)	260,423	(44,441)
Obligations of states and political subdivisions:
Obligations of states and state agencies	10,700	(102)	48,149	(4,053)	58,849	(4,155)
Municipal bonds	11,958	(121)	207,520	(14,259)	219,478	(14,380)
Total obligations of states and political subdivisions	22,658	(223)	255,669	(18,312)	278,327	(18,535)
Residential mortgage-backed securities	57,085	(505)	2,164,704	(368,931)	2,221,789	(369,436)
Trust preferred securities	938	(63)	29,712	(6,349)	30,650	(6,412)
Corporate and other debt securities	12,575	(426)	59,102	(5,248)	71,677	(5,674)
Total	$136,920	$(1,368)	$2,751,924	$(443,384)	$2,888,844	$(444,752)
Within the HTM securities portfolio, the total number of security positions in an unrealized loss position was 798 and 762 at December 31, 2024 and 2023, respectively.
As of December 31, 2024, the fair value of debt securities HTM that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $1.2 billion.
Contractual Maturities
The contractual maturities of investments in HTM debt securities at December 31, 2024 are set forth in the table below. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

107	2024 Form 10-K

	December 31, 2024
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$59,345	$59,271
Due after one year through five years	65,022	63,861
Due after five years through ten years	173,753	163,055
Due after ten years	523,458	449,949
Residential mortgage-backed securities	2,710,642	2,292,148
Total	$3,532,220	$3,028,284
The weighted-average remaining expected life for residential mortgage-backed securities HTM was 9.41 years at December 31, 2024.
Credit Quality Indicators
Valley monitors the credit quality of the HTM debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of HTM debt securities by external credit rating at December 31, 2024 and 2023.

	AAA/AA/A Rated	BBB rated	Non-investment grade rated	Non-rated	Total
	(in thousands)
December 31, 2024
U.S. Treasury securities	$25,480	$—	$—	$—	$25,480
U.S. government agency securities	301,315	—	—	—	301,315
Obligations of states and political subdivisions:
Obligations of states and state agencies	52,770	—	—	15,255	68,025
Municipal bonds	277,921	—	—	26,543	304,464
Total obligations of states and political subdivisions	330,691	—	—	41,798	372,489
Residential mortgage-backed securities	2,710,642	—	—	—	2,710,642
Trust preferred securities		—	—	36,081	36,081
Corporate and other debt securities	—	6,000	—	80,213	86,213
Total	$3,368,128	$6,000	$—	$158,092	$3,532,220
December 31, 2023
U.S. Treasury securities	$26,232	$—	$—	$—	$26,232
U.S. government agency securities	305,996	—	—	—	305,996
Obligations of states and political subdivisions:
Obligations of states and state agencies	66,502	—	5,330	16,724	88,556
Municipal bonds	283,441	—	—	33,473	316,914
Total obligations of states and political subdivisions	349,943	—	5,330	50,197	405,470
Residential mortgage-backed securities	2,885,303	—	—	—	2,885,303
Trust preferred securities	—	—	—	37,062	37,062
Corporate and other debt securities	—	6,000	—	74,350	80,350
Total	$3,567,474	$6,000	$5,330	$161,609	$3,740,413
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At December 31, 2024, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the “non-rated” category included municipal bonds secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

2024 Form 10-K	108

Allowance for Credit Losses for Held to Maturity Debt Securities
Valley has zero loss expectation for certain securities within the HTM portfolio, and therefore it is not required to estimate an allowance for credit losses related to these securities under the CECL standard. After an evaluation of qualitative factors, Valley identified the following security types which it believes qualify for this exclusion: U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third-party. See Note 1 for further details.
HTM debt securities are carried net of an allowance for credit losses. The following table details the activity in the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in thousands)
Beginning balance	$1,205	$1,646	$1,165
(Credit) provision for credit losses	(558)	(441)	481
Ending balance	$647	$1,205	$1,646
There were no net charge-offs of HTM debt securities in the respective periods presented in the table above.
Realized Gains and Losses
Gross gains and losses realized on sales, maturities and other securities transactions related to AFS securities and net gains and losses on trading debt securities included in earnings for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
	(in thousands)
Sales transactions:
Gross gains	$—	$869	$—
Total	—	869	—
Maturities and other securities transactions:
Gross gains	3	21	171
Gross losses	(18)	(488)	(76)
Total	(15)	(467)	95
Net gains (losses) on trading debt securities	115	702	(1,325)
Gains (losses) on securities transactions, net	$100	$1,104	$(1,230)
The gross gains on sales transactions for the year ended December 31, 2023 resulted from the sale of a previously impaired and fully charged-off corporate bond issued by Signature Bank.

109	2024 Form 10-K

LOANS AND ALLOWANCE FOR CREDIT LOSSES FOR LOANS (Note 5)
The detail of the loan portfolio as of December 31, 2024 and 2023 was as follows:

	2024	2023
	(in thousands)
Loans:
Commercial and industrial	$9,931,400	$9,230,543
Commercial real estate:
Commercial real estate	26,530,225	28,243,239
Construction	3,114,733	3,726,808
Total commercial real estate loans	29,644,958	31,970,047
Residential mortgage	5,632,516	5,569,010
Consumer:
Home equity	604,433	559,152
Automobile	1,901,065	1,620,389
Other consumer	1,085,339	1,261,154
Total consumer loans	3,590,837	3,440,695
Total loans	$48,799,711	$50,210,295
Total loans include net unearned discounts and deferred loan fees of $45.3 million and $85.4 million at December 31, 2024 and 2023, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $208.9 million and $222.2 million at December 31, 2024 and 2023, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
Loans Portfolio Sales and Transfers to Loans Held for Sale
Valley sells residential mortgage loans originated for sale (at fair value) primarily to Fannie Mae and Freddie Mac in the normal course of business. Under certain circumstances, Valley may decide to sell loans that were not originated with the intent to sell. During 2024, Valley sold $75.5 million of performing residential mortgage loans not originated for sale resulting in a modest net gain.
In February 2024, Valley completed the sale of its commercial premium finance lending business for $96.8 million. This asset sale included $95.5 million of assets, mainly consisting of $93.6 million of loans, and $2.8 million of related liabilities. The transaction generated a $3.6 million net gain for the year ended December 31, 2024.
During 2024, Valley transferred from the held for investment portfolio $151.0 million and $79.7 million of performing commercial real estate and construction loans, respectively, and sold them at par value through loan participation agreements with a related party, Bank Leumi Le-Israel B.M. Valley also transferred another pool of performing commercial real estate loans totaling $933.0 million, net of unearned fees, to loans held for sale in 2024. These performing loans were sold to an unrelated party during the fourth quarter 2024 and resulted in a $13.7 million net loss (due to transaction costs and a net market discount) for the year ended December 31, 2024.
During the year ended December 31, 2023, Valley transferred from the held for investment loan portfolio a non-performing construction loan totaling $10.0 million, net of $4.2 million in charge-offs at the transfer date. The non-performing loan held for sale had a carrying value of $8.8 million, net of a $1.2 million valuation allowance, at December 31, 2024. See Note 3 for further details.
Related Party Loans
In the ordinary course of business, Valley has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. All loans to related parties are performing as of December 31, 2024.

2024 Form 10-K	110

The following table summarizes the changes in the total outstanding balances of loans and advances to the related parties during the year ended December 31, 2024:

2024
(in thousands)
December 31, 2023	$216,303
New loans and advances	30,420
Repayments	(22,029)
December 31, 2024	$224,694
Loan Portfolio Risk Elements and Credit Risk Management
Credit risk management. Valley adheres to a credit policy designed to minimize credit risk while generating the maximum income given the level of risk appetite. Management reviews and approves these policies and procedures on a regular basis with subsequent approval by the Board annually. Credit authority relating to a significant dollar percentage of the overall portfolio is centralized and controlled by the Credit Risk Management Division and by the Credit Committee. Loan portfolio diversification is an important factor utilized by Valley to manage its risk across business sectors and through cyclical economic circumstances. Additionally, Valley does not accept crypto assets as loan collateral for any of its loan portfolio classes discussed further below.
Commercial and industrial loans. While a focused area for growth in the percentage mix of our total loan portfolio, a significant portion of Valley’s commercial and industrial loan portfolio consists of loans to long standing customers of proven ability, strong repayment performance, and high character. Underwriting standards for both existing and new customers are based on cash flow from the operations of the business. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are secured by collateral such as business equipment, inventory, and real estate. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, Valley will obtain the personal guarantee of the borrower’s principals to potentially help mitigate the risk.
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
Construction loans. Valley originates and manages construction loans to developers and builders structured on either a revolving or non-revolving basis, depending on the nature of the underlying development project. These loans are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
Residential mortgages. Valley originates residential, first mortgage loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower as well as the value of the underlying property. Appraisals and valuations of real estate collateral are contracted directly with independent appraisers or from valuation services and not through appraisal management companies. Credit scoring, using FICO® and other proprietary credit scoring models are employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes.

111	2024 Form 10-K

Consumer loans. The consumer loan portfolio consists of a home equity, automobile and other consumer loans. Home equity lending consists of both fixed and variable interest rate products. Valley mainly provides home equity loans to its residential mortgage customers within the footprint of its primary lending territory. Valley generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 80 percent when originating a home equity loan. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Automotive collateral is generally a depreciating asset and there are times in the life of an automobile loan where the amount owed on a vehicle may exceed its collateral value. Additionally, automobile charge-offs will vary based on the strength or weakness of the used vehicle market, original advance rate, when in the life cycle of a loan a default occurs, and the condition of the collateral being liquidated. Where permitted by law, and subject to the limitations of the bankruptcy code, deficiency judgments are sought and acted upon to ultimately collect all money owed, even when a default resulted in a loss at collateral liquidation. Valley uses a third party to actively track collision and comprehensive risk insurance required of the borrower on the automobile and this third party provides coverage to Valley in the event of an uninsured collateral loss. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in personal lines of credit (mainly those secured by cash surrender value of life insurance), credit card loans and personal loans.
Credit Quality
The following table presents past due, current and non-accrual loans without an allowance for loan losses by loan portfolio class at December 31, 2024 and 2023:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2024
Commercial and industrial	$2,389	$1,007	$1,307	$136,675	$141,378	$9,790,022	$9,931,400	$15,947
Commercial real estate:
Commercial real estate	20,902	24,903	—	157,231	203,036	26,327,189	26,530,225	91,095
Construction	—	—	—	24,591	24,591	3,090,142	3,114,733	5,002
Total commercial real estate loans	20,902	24,903	—	181,822	227,627	29,417,331	29,644,958	96,097
Residential mortgage	21,295	5,773	3,533	36,786	67,387	5,565,129	5,632,516	23,543
Consumer loans:
Home equity	1,651	181	—	3,961	5,793	598,640	604,433	1,341
Automobile	8,583	1,346	407	230	10,566	1,890,499	1,901,065	—
Other consumer	2,318	2,957	642	24	5,941	1,079,398	1,085,339	—
Total consumer loans	12,552	4,484	1,049	4,215	22,300	3,568,537	3,590,837	1,341
Total	$57,138	$36,167	$5,889	$359,498	$458,692	$48,341,019	$48,799,711	$136,928

2024 Form 10-K	112

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2023
Commercial and industrial	$9,307	$5,095	$5,579	$99,912	$119,893	$9,110,650	$9,230,543	$6,594
Commercial real estate:
Commercial real estate	3,008	1,257	—	99,739	104,004	28,139,235	28,243,239	81,282
Construction	—	—	3,990	60,851	64,841	3,661,967	3,726,808	12,007
Total commercial real estate loans	3,008	1,257	3,990	160,590	168,845	31,801,202	31,970,047	93,289
Residential mortgage	26,345	8,200	2,488	26,986	64,019	5,504,991	5,569,010	14,654
Consumer loans:
Home equity	1,687	613	—	3,539	5,839	553,313	559,152	—
Automobile	11,850	1,855	576	212	14,493	1,605,896	1,620,389	—
Other consumer	7,017	2,247	512	632	10,408	1,250,746	1,261,154	589
Total consumer loans	20,554	4,715	1,088	4,383	30,740	3,409,955	3,440,695	589
Total	$59,214	$19,267	$13,145	$291,871	$383,497	$49,826,798	$50,210,295	$115,126

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $32.5 million, $28.8 million, and $21.7 million for the years ended December 31, 2024, 2023 and 2022, respectively; none of these amounts were included in interest income during these periods.
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

113	2024 Form 10-K

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at December 31, 2024 and 2023, as well as the gross loan charge-offs by year of origination for the years ended December 31, 2024 and 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,769,585	$828,087	$703,962	$476,091	$246,992	$392,834	$4,804,095	$6,006	$9,227,652
Special Mention	30,755	3,553	59,434	11,646	270	72,514	147,254	10,762	336,188
Substandard	24,613	13,479	9,415	4,296	2,813	7,382	201,053	39,011	302,062
Doubtful	—	8,911	4	928	—	52,064	3,591	—	65,498
Total commercial and industrial	$1,824,953	$854,030	$772,815	$492,961	$250,075	$524,794	$5,155,993	$55,779	$9,931,400
Commercial real estate
Risk Rating:
Pass	$2,097,314	$2,941,270	$5,310,807	$3,883,333	$2,302,480	$6,086,608	$597,266	$78,621	$23,297,699
Special Mention	156,394	380,852	289,669	192,614	55,739	327,732	141,164	—	1,544,164
Substandard	84,410	107,944	387,638	288,906	236,927	520,858	11,167	—	1,637,850
Doubtful	—	3,060	—	35,756	9,813	1,883	—	—	50,512
Total commercial real estate	$2,338,118	$3,433,126	$5,988,114	$4,400,609	$2,604,959	$6,937,081	$749,597	$78,621	$26,530,225
Construction
Risk Rating:
Pass	$545,597	$680,260	$334,899	$92,765	$17,955	$45,161	$1,224,698	$58,644	$2,999,979
Special Mention	13,278	—	664	5,069	—	2,504	16,691	—	38,206
Substandard	9,835	—	8,950	4,942	—	—	43,474	—	67,201
Doubtful	—	—	2,074	—	7,273	—	—	—	9,347
Total construction	$568,710	$680,260	$346,587	$102,776	$25,228	$47,665	$1,284,863	$58,644	$3,114,733
Gross loan charge-offs	$706	$31,809	$7,523	$44,610	$66,632	$49,436	$3,930	$2,148	$206,794

2024 Form 10-K	114

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,494,417	$1,047,513	$765,335	$377,047	$211,504	$523,430	$4,382,361	$29,798	$8,831,405
Special Mention	70,807	73,423	15,296	358	1,870	915	99,981	139	262,789
Substandard	3,100	1,837	2,629	1,714	1,221	5,900	29,569	4,225	50,195
Doubtful	11,658	595	1,166	(22)	2,653	57,817	12,287	—	86,154
Total commercial and industrial	$1,579,982	$1,123,368	$784,426	$379,097	$217,248	$588,062	$4,524,198	$34,162	$9,230,543
Commercial real estate
Risk Rating:
Pass	$4,088,835	$6,630,322	$4,791,190	$2,789,275	$2,329,385	$5,385,809	$618,056	$104,839	$26,737,711
Special Mention	125,296	82,917	248,900	184,720	69,949	358,059	26	183	1,070,050
Substandard	58,115	25,709	12,122	48,506	70,439	214,095	4,415	2,077	435,478
Total commercial real estate	$4,272,246	$6,738,948	$5,052,212	$3,022,501	$2,469,773	$5,957,963	$622,497	$107,099	$28,243,239
Construction
Risk Rating:
Pass	$753,759	$655,198	$267,336	$10,318	$40,584	$43,560	$1,762,890	$139,599	$3,673,244
Substandard	6,721	—	9,276	—	—	17,668	—	—	33,665
Doubtful	—	19,899	—	—	—	—	—	—	19,899
Total construction	$760,480	$675,097	$276,612	$10,318	$40,584	$61,228	$1,762,890	$139,599	$3,726,808
Gross loan charge-offs	$307	$12,919	$28,438	$6,946	$5,031	$13,446	$3,729	$145	$70,961

115	2024 Form 10-K

For residential mortgages, home equity, automobile and other consumer loan portfolio classes, Valley evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of December 31, 2024 and 2023, as well as the gross loan charge-offs by year of origination for the years ended December 31, 2024 and 2023:

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$428,138	$413,528	$1,282,524	$1,420,835	$494,430	$1,490,512	$75,479	$954	$5,606,400
90 days or more past due	530	771	1,030	1,533	5,286	16,285	—	681	26,116
Total residential mortgage	$428,668	$414,299	$1,283,554	$1,422,368	$499,716	$1,506,797	$75,479	$1,635	$5,632,516
Consumer loans
Home equity
Performing	$22,947	$29,445	$38,774	$10,302	$3,340	$50,613	$438,817	$9,061	$603,299
90 days or more past due	—	48	51	1	—	855	—	179	1,134
Total home equity	22,947	29,493	38,825	10,303	3,340	51,468	438,817	9,240	604,433
Automobile
Performing	$863,281	$343,203	$363,901	$211,294	$59,288	$59,512	$—	$—	$1,900,479
90 days or more past due	71	122	140	70	2	181	—	—	586
Total automobile	863,352	343,325	364,041	211,364	59,290	59,693	—	—	1,901,065
Other consumer
Performing	$15,164	$25,884	$15,787	$1,588	$337	$53,917	$956,339	$15,917	$1,084,933
90 days or more past due	—	59	61	—	—	38	—	248	406
Total other consumer	15,164	25,943	15,848	1,588	337	53,955	956,339	16,165	1,085,339
Total consumer	$901,463	$398,761	$418,714	$223,255	$62,967	$165,116	$1,395,156	$25,405	$3,590,837
Gross loan charge-offs	$1,014	$1,883	$1,511	$1,015	$519	$2,245	$—	$131	$8,318

2024 Form 10-K	116

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$467,178	$1,304,026	$1,505,133	$538,853	$435,669	$1,244,986	$57,052	$1,771	$5,554,668
90 days or more past due	—	1,968	1,681	1,357	3,391	5,945	—	—	14,342
Total residential mortgage	$467,178	$1,305,994	$1,506,814	$540,210	$439,060	$1,250,931	$57,052	$1,771	$5,569,010
Consumer loans
Home equity
Performing	$40,599	$44,893	$14,948	$4,096	$4,850	$46,274	$396,960	$4,608	$557,228
90 days or more past due	—	51	13	—	—	1,132	—	728	1,924
Total home equity	40,599	44,944	14,961	4,096	4,850	47,406	396,960	5,336	559,152
Automobile
Performing	$468,152	$531,728	$356,144	$121,658	$86,147	$34,504	$20,227	$763	$1,619,323
90 days or more past due	90	284	54	92	237	309	—	—	1,066
Total automobile	468,242	532,012	356,198	121,750	86,384	34,813	20,227	763	1,620,389
Other consumer
Performing	$32,662	$20,376	$2,986	$1,722	$10,381	$52,659	$1,120,863	$18,655	$1,260,304
90 days or more past due	10	79	—	—	—	628	—	133	850
Total other consumer	32,672	20,455	2,986	1,722	10,381	53,287	1,120,863	18,788	1,261,154
Total consumer	$541,513	$597,411	$374,145	$127,568	$101,615	$135,506	$1,538,050	$24,887	$3,440,695
Gross loan charge-offs	$296	$903	$357	$232	$752	$1,921	$31	$—	$4,492
Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties.

117	2024 Form 10-K

The following table shows the amortized cost basis of loans to borrowers experiencing financial difficulty at December 31, 2024 and 2023 that were modified during the years ended December 31, 2024 and 2023, disaggregated by class of financing receivable and type of modification. Each of the types of modifications was less than one percent of their respective loan categories.

	Interest Rate Reduction	Term Extension	Term Extension and Interest Rate Reduction	Other Than Insignificant Payment Delay	Total	% of Total Loan Class
	($ in thousands)
2024
Commercial and industrial	$825	$111,998	$—	$—	$112,823	1.14%
Commercial real estate	3,223	82,206	16,198	173,780	275,407	1.04
Construction	—	—	—	2,505	2,505	0.08
Residential mortgage	—	1,041	—	1,136	2,177	0.04
Home equity	—	—	—	44	44	0.01
Total	$4,048	$195,245	$16,198	$177,465	$392,956	0.81
2023
Commercial and industrial	$2,967	$58,287	$2,500	$—	$63,754	0.69%
Commercial real estate	—	123,838	3,690	—	127,528	0.45
Residential mortgage	—	568	—	—	568	0.01
Home equity	—	31	—	—	31	0.01
Consumer	—	43	—	—	43	—
Total	$2,967	$182,767	$6,190	$—	$191,924	0.17
The following table describes the types of modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023:

	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Deferral (in months)
2024
Commercial and industrial	3.10%	10	—
Commercial real estate	0.91	12	10
Construction	—	—	43
Residential mortgage	—	145	7
Home equity	—	120	5
2023
Commercial and industrial	2.16%	12	—
Commercial real estate	2.75	17	—
Residential mortgage	—	43	—
Home equity	—	120	—
Consumer	—	60	—

2024 Form 10-K	118

Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. The following table presents the aging analysis of loans that have been modified within the previous 12 months at December 31, 2024 and 2023.

	Current	30-89 Days Past Due	90 Days Or More Past Due		Total
	($ in thousands)
December 31, 2024
Commercial and industrial	$110,761	$2,062	$—		$112,823
Commercial real estate	275,361	—	46		275,407
Construction	2,505	—	—		2,505
Residential mortgage	1,898	184	95	*	2,177
Home equity	—	44	—		44
Total	$390,525	$2,290	$141		$392,956
December 31, 2023
Commercial and industrial	$45,169	$3,697	$14,888	*	$63,754
Commercial real estate	124,958	2,570	—		127,528
Residential mortgage	207	361	—		568
Home equity	31	—	—		31
Consumer	43	—	—		43
Total	$170,408	$6,628	$14,888		$191,924

*    Indicates non-accrual loans.
The following table provides the amortized cost basis of financing receivables that had a payment default during the years ended December 31, 2024 and 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

	Term Extension	Other than Insignificant Payment Delay
	($ in thousands)
2024
Commercial real estate	$46	$—
Residential mortgage	868	95
Total	$914	$95
2023
Commercial and industrial	$14,888	$—
Total	$14,888	$—
Valley did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the year ended December 31, 2024 and 2023.
Collateral dependent loans. Loans are collateral dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. When Valley determines that repayment or satisfaction of the loan depends on the sale of the collateral, the collateral dependent loan balances are written down to the estimated current fair value (less estimated selling costs) resulting in an immediate charge-off to the allowance, excluding any consideration for personal guarantees that may be pursued in the Bank’s collection process.

119	2024 Form 10-K

The following table presents collateral dependent loans by class as of December 31, 2024 and 2023:

	2024	2023
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$131,898	$96,827
Commercial real estate	156,825	98,785
Construction	15,841	46,634
Total commercial real estate loans	172,666	145,419
Residential mortgage	23,797	21,843
Home equity	1,341	—
Consumer	—	589
Total	$329,702	$264,678

* Includes non-accrual loans collateralized by taxi medallions totaling $49.5 million and $62.3 million at December 31, 2024 and 2023, respectively.
Allowance for Credit Losses for Loans
The following table summarizes the allowance for credit losses for loans at December 31, 2024 and 2023:

	2024	2023
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$558,850	$446,080
Allowance for unfunded credit commitments	14,478	19,470
Total allowance for credit losses for loans	$573,328	$465,550
The following table summarizes the provision for credit losses for loans for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$314,380	$50,755	$48,236
(Credit) provision for unfunded credit commitments	(4,992)	(5,130)	8,100
Total provision for credit losses for loans	$309,388	$45,625	$56,336

2024 Form 10-K	120

The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2024 and 2023:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2024
Allowance for loan losses:
Beginning balance	$133,359	$249,598	$42,957	$20,166	$446,080
Loans charged-off	(68,299)	(138,495)	(29)	(8,289)	(215,112)
Charged-off loans recovered	6,038	5,130	140	2,194	13,502
Net (charge-offs) recoveries	(62,261)	(133,365)	111	(6,095)	(201,610)
Provision for loan losses	101,904	187,915	15,827	8,734	314,380
Ending balance	$173,002	$304,148	$58,895	$22,805	$558,850
December 31, 2023
Allowance for loan losses:
Beginning balance	$139,941	$259,408	$39,020	$20,286	$458,655
Impact of the adoption of ASU No. 2022-02	(739)	(589)	(12)	(28)	(1,368)
Beginning balance, adjusted	139,202	258,819	39,008	20,258	457,287
Loans charged-off	(48,015)	(22,946)	(194)	(4,298)	(75,453)
Charged-off loans recovered	11,270	34	201	1,986	13,491
Net (charge-offs) recoveries	(36,745)	(22,912)	7	(2,312)	(61,962)
Provision for loan losses	30,902	13,691	3,942	2,220	50,755
Ending balance	$133,359	$249,598	$42,957	$20,166	$446,080

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology for the years ended December 31, 2024 and 2023.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2024
Allowance for loan losses:
Individually evaluated for credit losses	$59,603	$16,225	$27	$—	$75,855
Collectively evaluated for credit losses	113,399	287,923	58,868	22,805	482,995
Total	$173,002	$304,148	$58,895	$22,805	$558,850
Loans:
Individually evaluated for credit losses	$131,898	$172,666	$23,797	$1,341	$329,702
Collectively evaluated for credit losses	9,799,502	29,472,292	5,608,719	3,589,496	48,470,009
Total	$9,931,400	$29,644,958	$5,632,516	$3,590,837	$48,799,711
December 31, 2023
Allowance for loan losses:
Individually evaluated for credit losses	$55,993	$17,987	$235	$—	$74,215
Collectively evaluated for credit losses	77,366	231,611	42,722	20,166	371,865
Total	$133,359	$249,598	$42,957	$20,166	$446,080
Loans:
Individually evaluated for credit losses	$96,827	$145,419	$21,843	$589	$264,678
Collectively evaluated for credit losses	9,133,716	31,824,628	5,547,167	3,440,106	49,945,617
Total	$9,230,543	$31,970,047	$5,569,010	$3,440,695	$50,210,295

121	2024 Form 10-K

LEASES (Note 6)
The following table presents the components of the ROU assets and lease liabilities in the consolidated statements of financial condition by lease type at December 31, 2024 and 2023.

	2024	2023
	(in thousands)
ROU assets:
Operating leases	$324,975	$343,442
Finance leases	3,500	19
Total	$328,475	$343,461
Lease liabilities:
Operating leases	$384,745	$403,766
Finance leases	3,558	15
Total	$388,303	$403,781
During 2023, Valley recognized an operating lease ROU asset and related lease liability totaling $58.3 million and $66.4 million, respectively, related to its new headquarters located in Morristown, New Jersey. The ROU asset was reduced by construction allowance incentives totaling $8.2 million, which are amortized over the lease term.
The following table presents the components by lease type, of total lease cost recognized in the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(in thousands)
Finance lease cost:
Amortization of ROU assets	$53	$16	$379
Interest on lease liabilities	12	—	30
Operating lease cost	49,875	48,241	42,268
Short-term lease cost	1,498	1,930	874
Variable lease cost	201	177	4,647
Sublease income	(3,316)	(3,303)	(2,982)
Total lease cost (primarily included in net occupancy expense)	$48,323	$47,061	$45,216
The following table presents supplemental cash flow information related to leases for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51,581	$49,007	$43,768
Operating cash flows from finance leases	—	—	30
Financing cash flows from finance leases	3	18	745

2024 Form 10-K	122

The following table presents supplemental information related to leases at December 31, 2024 and 2023:

	2024	2023
Weighted-average remaining lease term
Operating leases	11.9 years	12.5 years
Finance leases	5.1 years	2.6 years
Weighted-average discount rate
Operating leases	3.88%	3.76%
Finance leases	4.33%	1.49%
The following table presents a maturity analysis of lessor and lessee arrangements outstanding as of December 31, 2024:

	Lessor	Lessee
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases
	(in thousands)
2025	$268,502	$51,338	$728
2026	223,569	50,392	794
2027	160,288	47,327	792
2028	99,590	45,561	792
2029	55,076	44,207	791
Thereafter	19,661	255,136	66
Total lease payments	826,686	493,961	3,963
Less: present value discount	(80,226)	(109,216)	(405)
Total	$746,460	$384,745	$3,558
The total net investment in direct financing and sales-type leases was $746.5 million and $797.4 million at December 31, 2024 and 2023, respectively, comprised of $741.0 million and $793.3 million in lease receivables and $5.5 million and $4.1 million in non-guaranteed residuals, respectively. Total lease income was $39.8 million, $40.1 million and $34.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
PREMISES AND EQUIPMENT, NET (Note 7)
At December 31, 2024 and 2023, premises and equipment, net consisted of:

	2024	2023
	(in thousands)
Land	$79,919	$80,349
Buildings	196,801	197,961
Leasehold improvements	170,500	165,878
Furniture and equipment	174,035	172,414
Total premises and equipment	621,255	616,602
Accumulated depreciation and amortization	(270,459)	(235,521)
Total premises and equipment, net	$350,796	$381,081
Depreciation and amortization of premises and equipment included in net occupancy expense for the years ended December 31, 2024, 2023 and 2022 was approximately $43.7 million, $43.4 million, and $41.2 million, respectively.

123	2024 Form 10-K

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 8)
The following table presents carrying amounts of goodwill allocated to Valley's reporting units at December 31, 2024 and 2023.

	Reporting Unit (*)
	Wealth Management	Consumer Banking	Commercial Banking	Total
	(in thousands)
Goodwill	$78,142	$349,646	$1,441,148	$1,868,936

*    The Wealth Management and Consumer Banking reporting units are both components of the overall Consumer Banking operating segment, which is further described in Note 21.
During the second quarter 2024, Valley performed the annual goodwill impairment test at its normal assessment date. During the year ended December 31, 2024, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the years ended December 31, 2024, 2023 and 2022.

The following tables summarize other intangible assets at December 31, 2024 and 2023:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
December 31, 2024
Loan servicing rights	$125,961	$(104,833)	$21,128
Core deposits	215,620	(138,080)	77,540
Other	50,393	(20,400)	29,993
Total other intangible assets	$391,974	$(263,313)	$128,661
December 31, 2023
Loan servicing rights	$122,586	$(100,636)	$21,950
Core deposits	215,620	(113,183)	102,437
Other	50,393	(14,449)	35,944
Total other intangible assets	$388,599	$(228,268)	$160,331
Core deposits are amortized using an accelerated method over a period of 10.0 years.
The line item labeled “Other” included in the table above primarily consists of customer lists, certain financial asset servicing contracts and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 13.5 years.
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2024, 2023 and 2022.
The following table summarizes the change in loan servicing rights during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in thousands)
Beginning balance	$21,950	$23,807	$23,685
Origination of loan servicing rights	3,375	2,643	5,307
Amortization expense	(4,197)	(4,500)	(5,185)
Ending balance	$21,128	$21,950	$23,807
Loan servicing rights are accounted for using the amortization method. There was no valuation allowance at December 31, 2024, 2023 and 2022 and no net impairment recognized during the years ended December 31, 2024, 2023 and 2022.

2024 Form 10-K	124

The Bank services residential mortgage loan portfolios and it is compensated for loan administrative services performed for mortgage servicing rights of loans originated and sold by the Bank, and to a lesser extent, purchased mortgage servicing rights. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $3.3 billion at both December 31, 2024 and 2023 and $3.5 billion at December 31, 2022. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.
Valley recognized amortization expense on other intangible assets of $35.0 million, $39.8 million and $37.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table presents the estimated amortization expense of other intangible assets over the next five-year period:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2025	$2,584	$21,048	$5,380
2026	2,322	17,223	4,805
2027	2,051	13,544	4,205
2028	1,805	10,117	3,633
2029	1,596	7,500	3,081

DEPOSITS (Note 9)

The scheduled maturities of time deposits as of December 31, 2024 were as follows:

Year	Amount
(in thousands)
2025	$9,240,979
2026	1,781,725
2027	1,257,252
2028	22,548
2029	28,710
Thereafter	11,330
Total time deposits	$12,342,544
The following table presents additional information about deposits at December 31, 2024 and 2023:

	2024	2023
	(in thousands)
Certificates of deposits in excess of the FDIC limit included in time deposits	$2,366,648	$2,587,535
Deposits from certain directors, executives, and other affiliates	67,835	81,902
BORROWED FUNDS (Note 10)
Short-Term Borrowings
Short-term borrowings at December 31, 2024 and 2023 consisted of the following:

	2024	2023
	(in thousands)
FHLB advances	$—	$850,000
Securities sold under agreements to repurchase	72,718	67,834
Total short-term borrowings	$72,718	$917,834
The weighted average interest rate for short-term FHLB advances was 5.62 percent for the year ended December 31, 2023.

125	2024 Form 10-K

Long-Term Borrowings
Long-term borrowings at December 31, 2024 and 2023 consisted of the following:

	2024	2023
	(in thousands)
FHLB advances, net *	$2,526,608	$1,690,013
Subordinated debt, net *	647,547	638,362
Total long-term borrowings	$3,174,155	$2,328,375

*	FHLB advances and subordinated debt are reported net of unamortized premiums and debt issuance costs, respectively, that were immaterial at both December 31, 2024 and 2023.
FHLB Advances. Long-term FHLB advances had a weighted average interest rate of 4.20 percent and 3.75 percent at December 31, 2024 and 2023, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.
Long-Term Borrowings
The long-term FHLB advances at December 31, 2024 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2025	$273,000
2026	601,804
2027	926,800
2028	475,000
2029	250,000
Total long-term FHLB advances	$2,526,604
The FHLB advances reported in the table above are not callable for early redemption.
Subordinated Debt. At December 31, 2024, Valley had the following subordinated debt outstanding by its maturity date:
•$100 million of 4.55 percent subordinated debentures (notes) issued in June 2015 and due June 30, 2025 with no call dates or prepayments allowed unless certain conditions exist. Interest on the subordinated notes is payable semi-annually in arrears on June 30 and December 30 of each year. The subordinated notes had a net carrying value of $99.9 million and $99.8 million at December 31, 2024 and 2023, respectively.
•$115 million of 5.25 percent Fixed-to-Floating Rate subordinated notes issued in June 2020 and due June 15, 2030 callable in whole or in part on or after June 15, 2025 or upon the occurrence of certain events. Interest on the subordinated notes during the initial five-year term through June 15, 2025 is payable semi-annually on June 15 and December 15. Thereafter, interest is expected to be set based on three-month Term SOFR plus 514 basis points and paid quarterly through maturity of the notes. The subordinated notes had a net carrying value of $114.0 million and $113.8 million at December 31, 2024 and 2023, respectively.
•$300 million of 3.00 percent Fixed-to-Floating Rate subordinated notes issued in May 2021 and due June 15, 2031. The subordinated notes are callable in whole or in part on or after June 15, 2026 or upon the occurrence of certain events. Interest on the subordinated notes during the initial five-year term through June 15, 2026 is payable semi-annually on June 15 and December 15. Thereafter, interest is expected to be set based on three-month Term SOFR plus 236 basis points and paid quarterly through maturity of the notes. The subordinated notes had a carrying value of $285.0 million and $276.6 million, net of unamortized debt issuance costs and fair value of hedging adjustment at December 31, 2024 and 2023, respectively. In June 2021, Valley executed an interest rate swap to hedge the change in the fair value of the $300 million in subordinated notes. See Note 15 for additional details.
•$150 million of 6.25 percent fixed-to-floating rate subordinated notes issued on September 20, 2022 and due September 30, 2032. Interest on the subordinated notes during the initial five year term through September 30, 2027, is payable semi-annually in arrears on March 30 and September 30, commencing on March 30, 2023. Thereafter, interest

2024 Form 10-K	126

will be set based on three-month Term SOFR plus 278 basis points and paid quarterly through maturity of the notes. The subordinated notes had a net carrying value of $148.6 million and $148.2 million at December 31, 2024 and 2023, respectively.
Pledged Securities. The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $3.0 billion and $3.5 billion for December 31, 2024 and 2023, respectively.
JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS (Note 11)
All of the statutory trusts presented in the table below were acquired in bank acquisitions. These trusts were established for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trust to purchase an equivalent amount of junior subordinated debentures issued by the acquired bank, and assumed by Valley. The junior subordinated debentures, the sole assets of the trusts, are unsecured obligations of Valley, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Valley. Valley does not consolidate its capital trusts based on GAAP but wholly owns all of the common securities of each trust.
The table below summarizes the outstanding callable junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2024 and 2023:

	GCB Capital Trust III	State Bancorp Capital Trust I	State Bancorp Capital Trust II	Aliant Statutory Trust II
	($ in thousands)
Junior Subordinated Debentures:
December 31, 2024
Carrying value (1)	$24,743	$9,525	$9,122	$14,065
Contractual principal balance	24,743	10,310	10,310	15,464
Annual interest rate (2)	3-mo. SOFR+spread adj.+1.4%	3-mo. SOFR+spread adj.+ 3.45%	3-mo. SOFR+ spread adj.+2.85%	3-mo.SOFR+spread adj.+1.8%
December 31, 2023
Carrying value (1)	$24,743	$9,425	$8,991	$13,949
Contractual principal balance	24,743	10,310	10,310	15,464
Annual interest rate	3-mo. SOFR+spread adj.+1.4%	3-mo. SOFR+spread adj.+3.45%	3-mo. SOFR+spread adj.+2.85%	3-mo. SOFR+spread adj.+1.8%
Stated maturity date	July 30, 2037	November 7, 2032	January 23, 2034	December 15, 2036
Trust Preferred Securities:
December 31, 2024 and 2023
Face value	$24,000	$10,000	$10,000	$15,000
Annual distribution rate(2)	3-mo. SOFR+spread adj.+ 1.4%	3-mo. SOFR+ spread adj.+ 3.45%	3-mo. SOFR+ spread adj.+2.85%	3-mo. SOFR+ spread adj.+1.8%
Issuance date	July 2, 2007	October 29, 2002	December 19, 2003	December 14, 2006
Distribution dates (3)	Quarterly	Quarterly	Quarterly	Quarterly

(1)The carrying values include unamortized purchase accounting adjustments at December 31, 2024 and 2023.
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
The trust preferred securities are included in Valley’s total risk-based capital (as Tier 2 capital) for regulatory purposes at December 31, 2024 and 2023.

127	2024 Form 10-K

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
The following table sets forth the change in the projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the Pension and OPEB plans at December 31, 2024 and 2023, if applicable:

	Pension		OPEB
	2024	2023	2024	2023
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$179,918	$175,496	$5,451	$5,981
Interest cost	8,542	8,923	245	279
Actuarial (loss) gain	(6,017)	7,604	178	(161)
Benefits paid	(11,920)	(12,105)	(721)	(648)
Projected benefit obligation at end of year	$170,523	$179,918	$5,153	$5,451
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$302,860	$275,406	$—	$—
Actual return on plan assets	30,595	37,993	—	—
Employer contributions	30,188	1,566	721	648
Benefits paid	(11,920)	(12,105)	(721)	(648)
Fair value of plan assets at end of year *	$351,723	$302,860	$—	$—

Funded status of the plan
Assets (liabilities) recognized	$181,200	$122,942	$(5,153)	$(5,451)
Accumulated benefit obligation	170,523	179,918	$5,153	$5,451

*    Pension assets include accrued interest receivables of $986 thousand and $826 thousand as of December 31, 2024 and 2023, respectively.

2024 Form 10-K	128

Amounts recognized as a component of accumulated other comprehensive loss at end of year that have not been recognized as a component of the net periodic pension expense for Valley’s Pension and OPEB plans are presented in the following table:

	Pension		OPEB
	2024	2023	2024	2023
	(in thousands)
Net actuarial loss (gain)	$31,227	$45,746	$(749)	$(988)
Prior service cost	180	216	—	—
Deferred tax (benefit) expense	(8,630)	(12,697)	206	273
Total	$22,777	$33,265	$(543)	$(715)
The non-qualified plans presented within Pension in the tables above had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets at December 31, 2024 and 2023 as follows:

	2024	2023
	(in thousands)
Projected benefit obligation	$13,418	$14,571
Accumulated benefit obligation	13,418	14,571
Fair value of plan assets	—	—
In determining the discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of AA or higher from either Moody’s or S&P with durations equal to the expected benefit payments streams required of each plan. The weighted average discount rate used in determining the actuarial present value of benefit obligations for the Pension plans was 5.57 percent and 5.00 percent as of December 31, 2024 and 2023, respectively, and 5.51 percent and 4.97 percent for the OPEB plans as of December 31, 2024 and 2023, respectively.
The net periodic benefit (income) cost for the Pension and OPEB plans were reported within other non-interest expense included the following components for the years ended December 31, 2024, 2023 and 2022:

	Pension			OPEB
	2024	2023	2022	2024	2023	2022
	(in thousands)
Interest cost	$8,542	$8,923	$5,373	$245	$279	$174
Expected return on plan assets	(22,327)	(22,792)	(20,858)	—	—	—
Amortization of net loss (gain)	234	58	1,000	(60)	(54)	(95)
Amortization of prior service cost	135	135	135	—	—	—
Net periodic benefit (income) cost	$(13,416)	$(13,676)	$(14,350)	$185	$225	$79
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

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss for the years ended December 31, 2024 and 2023 were as follows:

	Pension		OPEB
	2024	2023	2024	2023
	(in thousands)
Net actuarial (gain) loss	$(14,285)	$(7,596)	$178	$(161)
Amortization of prior service cost	(135)	(135)	—	—
Amortization of actuarial (loss) gain	(234)	(58)	60	54
Total recognized in other comprehensive loss	$(14,654)	$(7,789)	$238	$(107)
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss (before tax)	$(28,070)	$(21,465)	$423	$118

129	2024 Form 10-K

The benefit payments, which reflect expected future service, (as appropriate) expected to be paid in future years, are presented in the following table:

Year	Pension	OPEB
	(in thousands)
2025	$12,868	$342
2026	12,801	337
2027	13,074	339
2028	13,306	340
2029	13,391	328
Thereafter	64,991	1,618
The weighted average assumptions used to determine net periodic benefit (income) cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Pension			OPEB
	2024	2023	2022	2024	2023	2022
Discount rate - projected benefit obligation	5.00%	5.31%	2.85%	4.96%	5.29%	2.85%
Discount rate - interest cost	4.92%	5.23%	2.49%	4.96%	5.29%	2.85%
Expected long-term return on plan assets	7.25%	7.50%	6.79%	N/A	N/A	N/A
Assumed healthcare cost trend rate *	N/A	N/A	N/A	7.00%	5.50%	5.75%

*    The assumed healthcare cost trend rate used to measure the expected cost of benefits covered by the OPEB plans for 2025 is 7 percent. The rate to which the healthcare cost trend rate is assumed to decline (ultimate trend rate) along with the year that the ultimate trend rate will be reached is 4.5 percent in 2035.
The expected long-term rate of return on qualified plan assets is the average rate of return expected to be realized on funds invested or expected to be invested to provide for the benefits included in the benefit obligation. The expected long-term rate of return on plan assets is established at the beginning of the year based upon historical and projected returns for each asset category. The expected rate of return on plan assets assumption is based on the concept that it is a long-term assumption independent of the current economic environment and changes would be made in the expected return only when long-term inflation expectations change, asset allocations change materially or when asset class returns are expected to change for the long-term.
The Bank Retirement Plans Committee, assisted by an independent non-discretionary investment consulting firm, (1) determines the qualified plans’ investment goals, objectives and risk parameters, (2) directs the diversification of the investments into various suitable investment options and asset types, and (3) regularly monitors the performance of the assets. Individual asset managers are granted full discretion to buy, sell, invest and reinvest the portions of the asset portfolio assigned to them consistent with the Bank Retirement Plans Committee’s policy and guidelines.
The long-term strategic assets allocation targets reflect investment return requirements and risk tolerances specific to each plan. The asset allocation targets are generally divided into approximately equal weightings (50 percent) of growth assets, including U.S. and International marketable equity securities, and fixed income assets, largely comprised of high-quality U.S. bonds of both intermediate and long duration plus cash equivalents. The plans’ investments are well-diversified in terms of industry, economic sector, market capitalization and asset type.
Although much depends upon market conditions, the absolute investment objective for the equity portion is to earn at least a mid-to-high single digit return, after adjustment by the CPI, over rolling five-year periods. Relative performance should be above the median of a suitable grouping of other equity portfolios and a suitable index over rolling three-year periods. For the fixed income portion of the plan assets, the absolute objective is to earn a positive annual real return, after adjustment by the CPI, over rolling five-year periods.

2024 Form 10-K	130

The following tables present the weighted-average asset allocations by asset category for the defined benefit pension plans that are measured at fair value by level within the fair value hierarchy at December 31, 2024 and 2023. See Note 3 for further details regarding the fair value hierarchy.

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Mutual funds	31%	$109,951	$109,951	$—	$—
Corporate bonds	21	73,599	—	73,599	—
Equity securities	17	58,474	58,474	—	—
U.S. Treasury securities	14	50,573	50,573	—	—
Commingled fund	12	41,277	—	41,277	—
U.S. government agency securities	3	9,780	—	9,780	—
Cash and money market funds	2	7,083	7,083	—	—
Total investments	100%	$350,737	$226,081	$124,656	$—

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Mutual funds	30%	$91,000	$91,000	$—	$—
Equity securities	20	60,918	60,918	—	—
Corporate bonds	19	56,267	—	56,267	—
U.S. Treasury securities	18	54,234	54,234	—	—
Commingled fund	8	25,115	—	25,115	—
U.S. government agency securities	4	10,580	—	10,580	—
Cash and money market funds	1	3,920	3,920	—	—
Total investments	100%	$302,034	$210,072	$91,962	$—
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

131	2024 Form 10-K

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
Other Non-Qualified Plans
Valley maintains separate non-qualified plans for former directors and senior management of Merchants Bank of New York acquired in January of 2001. At December 31, 2024 and 2023, the remaining obligations under these plans were $811 thousand and $962 thousand, respectively. Valley's accrued expense related to these plans totaled $195 thousand and $246 thousand at December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, all of the obligations were included in other liabilities and $447 thousand (net of a $170 thousand tax benefit) and $519 thousand (net of a $198 thousand tax benefit), respectively, were recorded in accumulated other comprehensive loss. The $617 thousand pre-tax in accumulated other comprehensive loss will be reclassified to expense on a straight-line basis over the remaining benefit periods of these non-qualified plans.
Valley assumed, in the Oritani acquisition on December 1, 2019, certain obligations under non-qualified retirement plans, including a SERP for the former Chief Executive Officer of Oritani. The SERP is a retirement benefit with a minimum payment period of 20 years upon death, disability, normal retirement, early retirement or separation from service after a change in control. Distributions from the plan began on July 1, 2020. The funded obligation under the SERP totaled $10.8 million and $11.6 million at December 31, 2024 and 2023, respectively. The SERP is secured by investments in money market mutual funds which are held in a trust and classified as equity securities on the consolidated statements of financial condition at both December 31, 2024 and 2023. Valley recorded net benefit income of $1.3 million, $1.5 million and $1.8 million related to the valuation of the SERP for the years ended December 31, 2024, 2023 and 2022, respectively.
Bonus Plan
Valley National Bank and its subsidiaries may award cash incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense for cash incentive awards were $54.5 million, $57.4 million and $54.6 million during 2024, 2023 and 2022, respectively.
Savings and Investment Plan
Valley National Bank maintains a 401(k) plan that covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash invested in accordance with each participant’s investment elections. The Bank recorded $15.7 million, $16.0 million and $14.0 million in expense for contributions to the plan for the years ended December 31, 2024, 2023 and 2022, respectively.
Deferred Compensation Plan
Valley has a non-qualified, unfunded deferred compensation plan maintained for the purpose of providing deferred compensation for selected employees participating in the 401(k) plan whose contributions are limited as a result of the limitations under Section 401(a)(17) of the Internal Revenue Code. Each participant in the plan is permitted to defer per calendar year, up to five percent of the portion of the participant’s salary and cash bonus above the limit in effect under the Company's 401(k) plan and receive employer matching contributions that become fully vested after two years of participation in the plan. Plan participants also receive an annual interest crediting on their balances held as of December 31 each year. Benefits are generally paid to a participant in a single lump sum following the participant’s separation from service with Valley. Valley recorded plan expenses of $770 thousand, $747 thousand and $447 thousand for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, Valley had an unsecured general liability of $4.8 million and $3.6 million, respectively, included in accrued expenses and other liabilities in connection with this plan.
Stock Based Compensation
Valley maintains an incentive compensation plan to provide additional long-term incentives to officers, employees and non-employee directors whose contributions are essential to the continued growth and success of Valley. Under the plan, Valley may issue awards in amounts up to 14.5 million shares, subject to certain adjustments. As of December 31, 2024, 9.6 million shares of common stock were available for issuance under the plan.
Valley recorded total stock-based compensation expense of $29.0 million, $33.1 million and $28.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The stock-based compensation expense included $3.0 million for 2024

2024 Form 10-K	132

and $2.3 million for both 2023 and 2022 related to stock awards granted to retirement eligible employees. Compensation expense for awards to retirement eligible employees is amortized monthly over a one year required service period after the grant date. The fair values of all other stock awards are expensed over the shorter of the vesting or required service period. As of December 31, 2024, the unrecognized amortization expense for all stock-based compensation totaled approximately $29.1 million and will be recognized over an average remaining vesting period of approximately 1.8 years.
RSUs. RSUs are awarded as performance-based RSUs and time-based RSUs. Performance based RSUs vest based on (i) growth in tangible book value per share plus dividends and (ii) total shareholder return as compared to our peer group. The performance based RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. Generally, time-based RSUs vest ratably in one-third increments each year over a three-year vesting period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common shares) over the applicable performance or service period. Dividend equivalents, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date, or forfeited if the applicable performance or service conditions are not met.
The table below summarizes average grant date fair values of RSUs for the years ended December 31, 2024, 2023, and 2022:

	Restricted Stock Units Average Grant Date Fair Values
	2024	2023	2022
Average grant date fair value per share:
Performance-based RSUs	$7.88	$12.80	$14.72
Time-based RSUs	$8.46	$11.25	$13.22

The following table sets forth the changes in RSUs outstanding for the years ended December 31, 2024, 2023 and 2022:

	Restricted Stock Units Outstanding
	2024	2023	2022
Outstanding at beginning of year	5,694,330	5,196,609	3,889,756
Granted	4,573,601	2,944,837	3,426,181
Vested	(2,616,787)	(2,110,120)	(1,833,739)
Forfeited	(828,589)	(336,996)	(285,589)
Outstanding at end of year	6,822,555	5,694,330	5,196,609
Restricted Stock. A restricted stock award is a grant of shares of Valley common stock subject to certain vesting and other restrictions. Compensation expense is measured based on the grant-date fair value of the shares.
The following table sets forth the changes in restricted stock awards outstanding for the years ended December 31, 2023 and 2022. There were no restricted stock awards outstanding during the year ended December 31, 2024.

	Restricted Stock Awards Outstanding
	2023	2022
Outstanding at beginning of year	5,245	213,908
Vested	(5,245)	(208,663)
Outstanding at end of year	—	5,245
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

133	2024 Form 10-K

The following table summarizes stock option activity as of December 31, 2024, 2023 and 2022 and changes during the years ended on those dates:

	2024		2023		2022
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
Stock options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,914,829	$8	2,927,031	$8	217,555	$7
Acquired in business combinations	—	—	—	—	2,726,113	8
Exercised	(259,709)	8	(12,202)	6	(16,637)	6
Forfeited or expired	(32,000)	10	—	—	—	—
Outstanding at end of year	2,623,120	8	2,914,829	8	2,927,031	8
Exercisable at year-end	2,623,120	8	2,914,829	8	2,927,031	8
The following table summarizes information about stock options outstanding and exercisable at December 31, 2024:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4-6	42,352	1.2	$6
6-8	84,767	2.2	7
8-10	2,470,401	0.9	8
10-12	25,600	3.7	10
	2,623,120	1.0	8

INCOME TAXES (Note 13)
Income tax expense for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	2024	2023	2022
	(in thousands)
Current expense:
Federal	$26,308	$123,569	$132,060
State	38,079	65,611	72,271
	64,387	189,180	204,331
Deferred (benefit) expense:
Federal	(6,966)	(8,035)	7,263
State	827	(1,324)	222
	(6,139)	(9,359)	7,485
Total income tax expense	$58,248	$179,821	$211,816

2024 Form 10-K	134

The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	2024	2023
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$157,629	$128,717
Employee benefits	41,808	41,190
Investment securities	48,652	42,361
Net operating loss carryforwards	9,078	11,037
Purchase accounting	42,637	53,980
FDIC special assessment	10,673	13,894
Other	23,744	24,362
Total deferred tax assets	334,221	315,541
Deferred tax liabilities:
Pension plans	52,783	37,194
Depreciation	12,314	20,963
Other investments	17,088	11,175
Core deposit intangibles	21,287	28,237
Other	25,876	22,319
Total deferred tax liabilities	129,348	119,888
Valuation allowance	1,263	424
Net deferred tax asset (included in other assets)	$203,610	$195,229
Valley's federal net operating loss carryforwards totaled $31.8 million at December 31, 2024, and expire during the period from 2029 through 2034. State net operating loss carryforwards totaled $55.3 million at December 31, 2024, and expire during the period from 2029 through 2038.
Valley's capital loss carryforwards totaled $4.8 million, net of a valuation allowance of $1.3 million at December 31, 2024, and expire during the period from 2028 to 2029.
Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits of these deductible differences and loss carryforwards.
Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 21 percent for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
U.S. federal statutory tax rate	$92,089	21.0%	$142,450	21.0%	$163,940	21.0%
Increase (decrease) due to:
State income tax expense, net of federal tax effect *	30,736	7.0%	50,787	7.5%	57,276	7.3%
Tax credits	(32,104)	(7.3)%	(23,008)	(3.4)%	(12,872)	(1.6)%
Nontaxable or non-deductible items
Disallowed FDIC Insurance Premiums	11,071	2.5%	7,950	1.2%	4,796	0.6%
Other nontaxable or non-deductible	(1,075)	(0.2)%	(1,291)	(0.2)%	156	—%
Changes in unrecognized tax benefits	(46,431)	(10.6)%	—	—%	—	—%
Other adjustments	3,962	0.9%	2,933	0.4%	(1,480)	(0.2)%
Income tax expense	$58,248	13.3%	$179,821	26.5%	$211,816	27.1%

*State taxes in New York, New York City, and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

135	2024 Form 10-K

Valley had $30.4 million in reserve for tax liability positions at December 31, 2023 and 2022 related to certain tax credits and other tax benefits previously recognized by Valley, where, subsequently, a third-party fraud was uncovered by the U.S. Department of Justice in 2018. During the fourth quarter 2024, the statute of limitations with respect to the matter expired and the tax authority closed its examination resulting in no changes to the originally filed tax returns. Based on the timing of the events and expiration of the statute of limitations during the fourth quarter 2024, Valley reassessed its positions and fully reduced its previous balance of unrecognized tax benefits.
A reconciliation of Valley’s gross unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is presented in the table below:

	2024	2023	2022
	(in thousands)
Beginning balance	$30,359	$30,359	$30,359
Reductions due to expiration of statute of limitations	(30,359)	—	—
Ending balance	$—	$30,359	$30,359
The entire balance of unrecognized tax benefits was recognized and had a favorable effect on Valley's effective income tax rate for the year ended December 31, 2024.
Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley accrued approximately $13.4 million and $10.5 million of interest expense associated with Valley's uncertain tax positions at December 31, 2023 and 2022, respectively.
Valley monitors its tax positions for the underlying facts, circumstances, and information available including changes in tax laws, case law, and regulations that may necessitate subsequent de-recognition of previous tax benefits.
The following table presents income taxes paid for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in thousands)
Federal taxes paid	$54,227	$162,502	$121,000
State and city taxes paid:
New York	12,447	25,718	18,626
New Jersey	7,475	19,006	12,010
New York City	8,407	13,307	12,141
Other	7,145	15,970	8,325
Total state and city taxes paid	35,474	74,001	51,102
Total income taxes paid	$89,701	$236,503	$172,102
Valley files income tax returns in U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2018. Valley is under examination by the IRS and also under routine examination by various state jurisdictions, and we expect the examinations to be completed within the next 12 months. Valley has considered, for all open audits, any potential adjustments in establishing our reserve for unrecognized tax benefits as of December 31, 2024.
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

2024 Form 10-K	136

are increased to reflect Valley's share of income of the investee and are reduced to reflect its share of losses of the investee, dividends received and impairments, if applicable. See the “Impairment Analysis” section below.
The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at December 31, 2024 and 2023:

	2024	2023
	(in thousands)
Other assets:
Affordable housing tax credit investments, net	$22,742	$22,158
Other tax credit investments, net	278,468	117,659
Total tax credit investments, net	$301,210	$139,817
Other liabilities:
Unfunded affordable housing tax credit commitments	$—	$1,305
Total unfunded tax credit commitments	$—	$1,305

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in thousands)
Components of income tax expense:
Affordable housing tax credits and other tax benefits	$5,319	$5,872	$4,748
Other tax credit investment credits and tax benefits	32,091	20,069	11,617
Total reduction in income tax expense	$37,410	$25,941	$16,365
Amortization of tax credit investments:
Affordable housing tax credit investment losses	$3,501	$3,198	$2,311
Affordable housing tax credit investment impairment losses	983	2,466	1,187
Other tax credit investment losses	5,143	1,266	1,254
Other tax credit investment impairment losses	9,319	11,079	7,655
Total amortization of tax credit investments recorded in non-interest expense	$18,946	$18,009	$12,407
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
On a periodic basis, Valley obtains financial reporting on its underlying tax credit investment assets for each fund. The financial reporting is reviewed for deterioration in the financial condition of the fund, the level of cash flows and any significant losses or impairment charges. Valley also regularly reviews the condition and continuing prospects of the underlying operations of the investment with the fund manager, including any observations from site visits and communications with the Fund Sponsor, if available. Annually, Valley obtains the audited financial statements prepared by an independent accounting firm for each investment, as well as the annual tax returns. Generally, none of the aforementioned review factors are individually conclusive and the relative importance of each factor varies based on facts and circumstances. However, the longer the expected period of recovery, the stronger and more objective the positive evidence needs to be in order to overcome the presumption that

137	2024 Form 10-K

the impairment is other than temporary. If management determines that a decline in value is other than temporary as a result of its quarterly and annual reviews, including current probable cash flow projections, the applicable tax credit investment is written down to its estimated fair value through an impairment charge to earnings, which establishes the new cost basis of the investment.
COMMITMENTS AND CONTINGENCIES (Note 15)
Financial Instruments with Off-balance Sheet Risk
In the ordinary course of business, meeting the financial needs of its customers, Valley, through its subsidiary Valley National Bank, is a party to various financial instruments, which are not reflected in the consolidated financial statements. These financial instruments include standby and commercial letters of credit, unused portions of lines of credit and commitments to extend various types of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements. The commitment or contract amount of these instruments is an indicator of the Bank’s level of involvement in each type of instrument as well as the exposure to credit loss in the event of non-performance by the other party to the financial instrument. The Bank seeks to limit any exposure of credit loss by applying the same credit policies in making commitments as it does for on-balance sheet lending facilities.
The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2024 and 2023:

	2024	2023
	(in thousands)
Commitments under commercial loans and lines of credit	$10,303,607	$10,727,162
Home equity and other revolving lines of credit	1,913,626	1,681,431
Standby letters of credit	524,108	478,954
Outstanding residential mortgage loan commitments	111,696	175,269
Commitments under unused lines of credit - credit card	146,832	138,564
Commitments to sell loans	28,561	24,418
Commercial letters of credit	26,639	28,817
Total	$13,055,069	$13,254,615
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
Cash Flow Hedges of Interest Rate Risk. Valley’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, Valley has used

2024 Form 10-K	138

interest rate swaps, from time to time, as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the payment of either fixed or variable-rate amounts in exchange for the receipt of variable or fixed-rate amounts from a counterparty, respectively.
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
During 2024, Valley entered into 11 forward-starting interest rate swap agreements with notional amounts totaling $480.3 million to hedge the changes in fair value of certain fixed rate brokered time deposits. Commencing in first quarter of 2025, Valley will receive fixed rate amounts ranging from approximately 4.12 percent to 4.65 percent, in exchange for variable-rate payments based on the Floating SOFR Overnight Indexed Swap compound rate. The swaps have expiration dates ranging from April 2026 to June 2027.
During 2021, Valley entered into a $300 million forward-starting interest rate swap agreement with a notional amount of $300 million, maturing in June 2026, to hedge the change in the fair value of the 3 percent subordinated debt issued on May 28, 2021. Under the swap agreement, beginning in January 2022, Valley receives fixed rate payments and pays variable rate amounts based on SOFR plus 2.187 percent.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the type of participation. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At December 31, 2024, Valley had 58 credit swaps with an aggregate notional amount of $822.0 million related to risk participation agreements.
At December 31, 2024, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the Constant Maturity Swap rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month Term SOFR rate and, therefore, provide an effective economic hedge.
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

139	2024 Form 10-K

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
During June 2024, Valley entered into a credit default swap related to $1.5 billion in automobile loans primarily to enhance the risk profile of these assets for regulatory capital purposes. The covered loans have a total remaining balance of approximately $1.1 billion within Valley's $1.9 billion automobile loan portfolio at December 31, 2024. The credit default swap is a freestanding contract measured at fair value with resulting gains or losses recognized in non-interest expense. The premium amortization expense and other transaction costs associated with the credit protection totaled $6.8 million for the year ended December 31, 2024 and were recorded in other expense reported in non-interest expense.
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows at December 31, 2024 and 2023:

	2024			2023
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedge interest rate swaps	$2,419	$13,993	$780,322	$—	$21,460	$800,000
Total derivatives designated as hedging instruments	$2,419	$13,993	$780,322	$—	$21,460	$800,000
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts *	$423,683	$423,492	$16,209,499	$458,129	$457,885	$16,282,279
Foreign currency derivatives	18,011	16,488	1,688,338	8,024	8,286	1,557,167
Mortgage banking derivatives	150	192	45,752	74	472	38,797
Credit default swap	—	35	1,142,026	—	—	—
Total derivatives not designated as hedging instruments	$441,844	$440,207	$19,085,615	$466,227	$466,643	$17,878,243
Total derivative financial instruments	$444,263	$454,200	$19,865,937	$466,227	$488,103	$18,678,243

*    Other derivative contracts include risk participation agreements.
Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(in thousands)
Amount of gain (loss) reclassified from accumulated other comprehensive loss to interest expense	$1,204	$(891)	$(274)
Amount of (loss) gain recognized in other comprehensive income (loss)	—	(1,093)	4,683
The accumulated net after-tax gains and losses related to effective cash flow hedges included in accumulated other comprehensive loss were $1.2 million and $2.1 million at December 31, 2024 and 2023, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest income and expense as interest payments are received and paid on the hedged variable interest rate assets and liabilities. The reclassification amount for the year ended December 31, 2024 represents amortization of a gain recognized from the termination of six interest rate swaps during the second quarter 2023. Valley estimates that $1.1 million (before tax) will be reclassified as an increase to interest income in 2025.

2024 Form 10-K	140

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(in thousands)
Derivative—interest rate swaps:
Interest income	$3,170	$(3,877)	$—
Interest expense	9,765	8,473	(466)
Hedged items - loans, time deposits and subordinated debt:
Interest income	$(3,396)	$3,877	$—
Interest expense	(10,005)	(8,687)	741
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged items related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at December 31, 2024 and 2023:

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Asset/Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/Liability
	2024	2024
	(in thousands)
December 31, 2024
Time deposits	$482,723	$2,419
Long-term borrowings *	284,966	(13,859)
December 31, 2023
Loans	$503,877	$3,877
Long-term borrowings *	276,572	(21,445)

*    Net carrying amount includes unamortized debt issuance costs of $1.2 million and $2.0 million at December 31, 2024 and 2023, respectively.
The net (losses) gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(in thousands)
Non-designated hedge interest rate and credit derivatives
Other non-interest expense	$(4,796)	$(1,590)	$1,392
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $23.5 million, $35.7 million and $48.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

141	2024 Form 10-K

investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of December 31, 2024, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The aggregate fair value of all derivative financial instruments with credit risk-related contingent features was in a net asset position at December 31, 2024. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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
The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2024 and 2023.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
December 31, 2024
Assets:
Interest rate swaps and other contracts	$426,102	$—	$426,102	$32,571	$(358,520)	$100,153
Liabilities:
Interest rate swaps and other contracts	$437,485	$—	$437,485	$(32,571)	$—	$404,914
Total liabilities	$437,485	$—	$437,485	$(32,571)	$—	$404,914
December 31, 2023
Assets:
Interest rate swaps and other contracts	$458,129	$—	$458,129	$53,780	$(302,180)	$209,729
Liabilities:
Interest rate swaps and other contracts	$479,345	$—	$479,345	$(53,780)	$—	$425,565
Total liabilities	$479,345	$—	$479,345	$(53,780)	$—	$425,565

*    Cash collateral received from or pledged to our counterparties in relation to market value exposures of OTC derivative contracts in an asset/liability position.

2024 Form 10-K	142

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
Valley is required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of December 31, 2024 and 2023, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
For regulatory capital purposes, in accordance with the Federal Reserve’s final rule issued August 26, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and will increase by 25 percent per year until fully phased-in on January 1, 2025. As of December 31, 2024, approximately $35.5 million of the $47.3 million deferral amount was recognized as a reduction to regulatory capital and, as a result, decreased our risk based capital ratios by approximately 9 basis points.

143	2024 Form 10-K

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under the Basel III risk-based capital guidelines at December 31, 2024 and 2023:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2024
Total Risk-based Capital
Valley	$6,703,186	13.87%	$5,076,004	10.50%	N/A	N/A
Valley National Bank	6,535,892	13.53	5,071,696	10.50	$4,830,187	10.00%
Common Equity Tier 1 Capital
Valley	5,230,632	10.82	3,384,002	7.00	N/A	N/A
Valley National Bank	6,041,434	12.51	3,381,131	7.00	3,139,621	6.50
Tier 1 Risk-based Capital
Valley	5,584,699	11.55	4,109,146	8.50	N/A	N/A
Valley National Bank	6,041,434	12.51	4,105,659	8.50	3,864,149	8.00
Tier 1 Leverage Capital
Valley	5,584,699	9.16	2,438,649	4.00	N/A	N/A
Valley National Bank	6,041,434	9.91	2,438,511	4.00	3,048,139	5.00
As of December 31, 2023
Total Risk-based Capital
Valley	$5,855,633	11.76%	$5,228,447	10.50%	N/A	N/A
Valley National Bank	5,794,213	11.64	5,228,403	10.50	$4,979,431	10.00%
Common Equity Tier 1 Capital
Valley	4,623,473	9.29	3,485,631	7.00	N/A	N/A
Valley National Bank	5,420,894	10.89	3,485,602	7.00	3,236,630	6.50
Tier 1 Risk-based Capital
Valley	4,838,314	9.72	4,232,552	8.50	N/A	N/A
Valley National Bank	5,420,894	10.89	4,232,517	8.50	3,983,545	8.00
Tier 1 Leverage Capital
Valley	4,838,314	8.16	2,372,129	4.00	N/A	N/A
Valley National Bank	5,420,894	9.14	2,372,322	4.00	2,965,403	5.00

COMMON AND PREFERRED STOCK (Note 18)
Repurchase Plan. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. In February 2024, Valley publicly announced its current stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase shares under the repurchase program became effective on April 26, 2024 and will expire on April 26, 2026. There were no repurchases of Valley's common shares under the plan during the year ended December 31, 2024. During 2023 and 2022, Valley repurchased 300 thousand and 1.0 million common shares, respectively, on the open market at average prices of $6.97 and $13.32 per share, respectively, under previously announced stock repurchase plans that are now terminated.
Other Stock Repurchases. Valley purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of stock awards. During the years ended December 31, 2024, 2023 and 2022, Valley purchased approximately 998 thousand, 814 thousand and 761 thousand shares, respectively, of its outstanding common stock at an average price of $8.88, $11.53 and $13.93, respectively, for such purpose.

2024 Form 10-K	144

Common Stock
Common Stock Issuance. On November 12, 2024, Valley issued and sold 49,197,860 shares of its common stock in a registered public offering, including 6,417,112 shares purchased under an over-allotment option exercised in full by the underwriters at the public offering price of $9.35 per share. The net proceeds of the offering, after deducting underwriting discounts and commissions and offering expenses payable by Valley, were $448.9 million and were used for additional investment in the Bank as regulatory capital during the fourth quarter 2024.
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
Series C Issuance. On August 5, 2024, Valley issued 6.0 million shares of its Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, no par value per share, with a liquidation preference of $25 per share. Dividends on the preferred stock will accrue and be payable quarterly in arrears, at a fixed rate per annum equal to 8.25 percent from the date of original issue to, but excluding September 30, 2029, and thereafter at a rate per annum equal to the five-year U.S. treasury rate as of the most recent dividend payment date plus a spread of 4.182 percent. Net proceeds from the preferred stock offering totaled $144.7 million. Commencing September 30, 2029, Valley may redeem the preferred shares at the liquidation preference plus accrued and unpaid dividends, subject to certain conditions.
Preferred stock is included in Valley's (additional) Tier 1 capital and total risk-based capital at December 31, 2024 and 2023.

145	2024 Form 10-K

OTHER COMPREHENSIVE INCOME (Note 19)
The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022. Components of other comprehensive income (loss) include changes in net unrealized gains and losses on debt securities AFS; unrealized gains and losses on derivatives used in cash flow hedging relationships; and the defined benefit pension and postretirement benefit plan adjustments for the unfunded portion of various employee, officer and director benefit plans.

	2024			2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(in thousands)
Unrealized gains and losses on available for sale debt securities
Net (losses) gains arising during the period	$(24,687)	$6,290	$(18,397)	$19,514	$(6,564)	$12,950	$(189,201)	$52,220	$(136,981)
Amounts reclassified to earnings (1)	1	—	1	(863)	229	(634)	(31)	8	(23)
Net change	(24,686)	6,290	(18,396)	18,651	(6,335)	12,316	(189,232)	52,228	(137,004)
Unrealized gains and losses on derivatives (cash flow hedges)
Net (losses) gains arising during the period	—	—	—	(1,093)	336	(757)	4,683	(1,321)	3,362
Amounts reclassified to earnings (2)	(1,204)	335	(869)	891	(253)	638	274	(71)	203
Net change	(1,204)	335	(869)	(202)	83	(119)	4,957	(1,392)	3,565
Defined benefit pension and postretirement benefit plans
Net gains (losses) arising during the period	14,725	(4,116)	10,609	8,035	(2,593)	5,442	(18,531)	5,356	(13,175)
Amortization of prior service (cost) credit (3)	(135)	38	(97)	(135)	45	(90)	(135)	35	(100)
Amortization of net loss (3)	(174)	49	(125)	(4)	1	(3)	905	(261)	644
Net change	14,416	(4,029)	10,387	7,896	(2,547)	5,349	(17,761)	5,130	(12,631)
Total other comprehensive (loss) income	$(11,474)	$2,596	$(8,878)	$26,345	$(8,799)	$17,546	$(202,036)	$55,966	$(146,070)

(1)    Included in gains (losses) on securities transactions, net.
(2)     Included in interest expense or interest income depending on hedged item.
(3)     Included in the computation of net periodic pension cost. See Note 12 for details.

2024 Form 10-K	146

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive (loss) income for the years ended December 31, 2024, 2023 and 2022:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined benefit pension and postretirement benefit plans
	(in thousands)
Balance-December 31, 2021	$9,186	$(1,332)	$(25,786)	$(17,932)
Other comprehensive (loss) income before reclassifications	(136,981)	3,362	(13,175)	(146,794)
Amounts reclassified to earnings	(23)	203	544	724
Other comprehensive (loss) income, net	(137,004)	3,565	(12,631)	(146,070)
Balance-December 31, 2022	(127,818)	2,233	(38,417)	(164,002)
Other comprehensive income (loss) before reclassifications	12,950	(757)	5,442	17,635
Amounts reclassified to earnings	(634)	638	(93)	(89)
Other comprehensive income (loss), net	12,316	(119)	5,349	17,546
Balance-December 31, 2023	(115,502)	2,114	(33,068)	(146,456)
Other comprehensive (loss) income before reclassifications	(18,397)	—	10,609	(7,788)
Amounts reclassified to earnings	1	(869)	(222)	(1,090)
Other comprehensive (loss) income, net	(18,396)	(869)	10,387	(8,878)
Balance-December 31, 2024	$(133,898)	$1,245	$(22,681)	$(155,334)

PARENT COMPANY INFORMATION (Note 20)
Condensed Statements of Financial Condition

	December 31,
	2024	2023
	(in thousands)
Assets
Cash	$277,072	$193,248
Equity securities	37,076	29,404
Investments in and receivables due from subsidiaries	7,905,565	7,290,923
Other assets	8,306	12,473
Total Assets	$8,228,019	$7,526,048
Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$64,917	$60,918
Long-term borrowings	647,547	638,362
Junior subordinated debentures issued to capital trusts	57,455	57,108
Accrued expenses and other liabilities	22,973	68,269
Shareholders’ equity	7,435,127	6,701,391
Total Liabilities and Shareholders’ Equity	$8,228,019	$7,526,048

147	2024 Form 10-K

Condensed Statements of Income

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Income
Dividends from subsidiary	$300,000	$425,000	$420,000
Net (losses) gains on equity securities	(1,581)	1,036	(1,136)
Other income and interest	7,360	5,730	82
Total Income	305,779	431,766	418,946
Total Expenses	53,147	56,072	48,104
Income before income tax and equity in undistributed earnings of subsidiary	252,632	375,694	370,842
Income tax benefit	(54,017)	(10,961)	(13,098)
Income before equity in undistributed earnings of subsidiary	306,649	386,655	383,940
Equity in undistributed earnings of subsidiary	73,622	111,856	184,911
Net Income	380,271	498,511	568,851
Dividends on preferred stock	21,369	16,135	13,146
Net Income Available to Common Shareholders	$358,902	$482,376	$555,705

2024 Form 10-K	148

Condensed Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Cash flows from operating activities:
Net Income	$380,271	$498,511	$568,851
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(73,622)	(111,856)	(184,911)
Stock-based compensation	28,988	33,104	28,788
Net amortization of premiums and accretion of discounts on borrowings	1,947	2,058	1,741
Losses (gains) on equity securities, net	1,581	(1,036)	1,136
Net change in:
Other assets	4,167	13,472	(9,206)
Accrued expenses and other liabilities	(37,661)	(8,501)	5,851
Net cash provided by operating activities	305,671	425,752	412,250
Cash flows from investing activities:
Purchases of equity securities	(9,253)	(11,261)	(10,424)
Cash and cash equivalents paid in acquisitions, net	—	—	(113,244)
Capital contributions to subsidiary	(550,000)	(20)	(125,055)
Other, net	52	5,098	—
Net cash used in investing activities	(559,201)	(6,183)	(248,723)
Cash flows from financing activities:
Proceeds from issuance of long-term borrowings, net	—	—	147,508
Repayment of long-term borrowings	—	(125,000)	—
Proceeds from issuance of preferred stock, net	144,654	—	—
Dividends paid to preferred shareholders	(21,369)	(14,338)	(13,146)
Dividends paid to common shareholders	(228,228)	(225,411)	(205,999)
Purchase of common shares to treasury	(8,867)	(11,475)	(24,123)
Common stock issued, net	451,164	4,006	120
Net cash provided by (used in) financing activities	337,354	(372,218)	(95,640)
Net change in cash and cash equivalents	83,824	47,351	67,887
Cash and cash equivalents at beginning of year	193,248	145,897	78,010
Cash and cash equivalents at end of year	$277,072	$193,248	$145,897
OPERATING SEGMENTS (Note 21)
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other.
The CEO of Valley is the CODM who assesses performance of each operating segment to better understand their cost, opportunity value and impact to Valley's consolidated earnings. Each operating segment is reviewed routinely for its asset growth, contribution to our income before income taxes, return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments.
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

149	2024 Form 10-K

Management and Insurance Services Division, comprised of asset management advisory, brokerage, trust, personal and title insurance, tax credit advisory services, and international and domestic private banking businesses.
The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as adjustable and fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates.
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to operating segments. Other non-interest income items and general expenses are allocated from Treasury and Corporate Other to each operating segment utilizing a methodology that involves an allocation of operating and funding costs based on each segment's respective mix of average interest earning assets outstanding for the period, number of deposits, or direct allocation to the segments based on the nature of income and expense. Unallocated items included in Treasury and Corporate Other consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as other non-core items, including merger, restructuring and FDIC special assessment charges and income from litigation settlements.
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
The following tables represent the financial data for Valley’s operating segments, and Treasury and Corporate Other for the years ended December 31, 2024, 2023 and 2022:

	2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets (unaudited)	$9,914,917	$40,115,669	$7,287,340	$57,317,926

Interest income	$478,680	$2,596,066	$282,751	$3,357,497
Interest expense	299,048	1,209,945	219,796	1,728,789
Net interest income	179,632	1,386,121	62,955	1,628,708
Provision for credit losses	24,561	284,827	(558)	308,830
Net interest income after provision for credit losses	155,071	1,101,294	63,513	1,319,878
Non-interest income	135,331	77,690	11,480	224,501
Non-interest expense
Salary and employee benefits expense	118,953	389,622	50,020	558,595
Net occupancy expense	18,003	71,360	12,761	102,124
Technology, furniture, and equipment expense	25,681	93,811	15,617	135,109
FDIC insurance assessment	10,448	42,271	8,757	61,476
Professional and legal fees	11,254	52,666	6,395	70,315
Other segment items *	58,282	54,007	65,952	178,241
Total non-interest expense	$242,621	$703,737	$159,502	$1,105,860
Income (loss) before income taxes	$47,781	$475,247	$(84,509)	$438,519
Return on average interest earning assets (pre-tax) (unaudited)	0.48%	1.18%	(1.16)%	0.77%
Net interest margin	1.81%	3.45%	0.86%	2.84%

2024 Form 10-K	150

	2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets (unaudited)	$9,620,508	$39,731,353	$7,148,667	$56,500,528

Interest income	$415,585	$2,471,345	$251,961	$3,138,891
Interest expense	250,882	1,036,109	186,422	1,473,413
Net interest income	164,703	1,435,236	65,539	1,665,478
Provision for credit losses	6,162	39,463	4,559	50,184
Net interest income after provision for credit losses	158,541	1,395,773	60,980	1,615,294
Non-interest income	105,282	93,618	26,829	225,729
Non-interest expense
Salary and employee benefits expense	111,748	389,666	62,177	563,591
Net occupancy expense	19,313	69,780	12,377	101,470
Technology, furniture, and equipment expense	25,661	98,716	26,331	150,708
FDIC insurance assessment	7,380	30,477	50,297	88,154
Professional and legal fees	13,016	56,755	10,796	80,567
Other segment items *	48,650	56,188	73,363	178,201
Total non-interest expense	$225,768	$701,582	$235,341	$1,162,691
Income (loss) before income taxes	$38,055	$787,809	$(147,532)	$678,332
Return on average interest earning assets (pre-tax) (unaudited)	0.40%	1.98%	(2.06)%	1.20%
Net interest margin	1.71%	3.61%	0.91%	2.95%

	2022
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets (unaudited)	$8,615,542	$33,314,811	$6,137,028	$48,067,381

Interest income	$290,289	$1,533,458	$152,936	$1,976,683
Interest expense	57,543	222,511	40,989	321,043
Net interest income	232,746	1,310,947	111,947	1,655,640
Provision for credit losses	20,880	35,456	481	56,817
Net interest income after provision for credit losses	211,866	1,275,491	111,466	1,598,823
Non-interest income	98,678	102,530	5,585	206,793
Non-interest expense
Salary and employee benefits expense	104,405	344,689	77,643	526,737
Net occupancy expense	18,948	62,829	12,575	94,352
Technology, furniture, and equipment expense	26,796	94,671	40,285	161,752
FDIC insurance assessment	4,692	18,144	—	22,836
Professional and legal fees	12,441	50,314	19,863	82,618
Other segment items *	47,919	43,534	45,201	136,654
Total non-interest expense	$215,201	$614,181	$195,567	$1,024,949
Income (loss) before income taxes	$95,343	$763,840	$(78,516)	$780,667
Return on average interest earning assets (pre-tax) (unaudited)	1.11%	2.29%	(1.28)%	1.62%
Net interest margin	2.70%	3.93%	1.82%	3.44%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.

151	2024 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Valley National Bancorp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for loan losses
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s total allowance for loan losses (the ALL) as of December 31, 2024 was $558.9 million, of which $483.0 million related to the loans collectively evaluated for credit losses (the collective ALL) and $75.9 million related to individually evaluated loans (individually evaluated ALL). The collective ALL includes the measure of expected credit losses on a collective basis for those loans that share similar risk characteristics. In estimating the collective ALL, the Company uses a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by using probability of default (PD) and loss given default (LGD) metrics. The PD and LGD metrics are adjusted using a scaling factor to incorporate a full economic cycle. The expected life of loan loss percentages are determined by analyzing the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan data for each loan portfolio pool, and by assessing the severity of loss, based on the aggregate net lifetime losses incurred. The expected credit losses are adjusted for qualitative factors not reflected in the transition matrix model but are likely to impact the measurement of estimated credit losses. The qualitative factors include a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience on a straight-line basis for the remaining life of the loan. The forecast consists of multi-scenario economic forecasts which are assigned relative probability weightings and projects economic variables under each scenario.

2024 Form 10-K	152

The expected lifetime loss rates are the life of loan loss percentages from the transition matrix model plus the impact of the adjustments for the qualitative factors. The expected credit losses are the product of multiplying the model’s lifetime loss rates by the exposure at default at period end. In addition, certain individually evaluated loans, where substantially all the repayment is expected from the collateral, are deemed collateral dependent and the related expected credit losses are determined based on the fair value of the underlying collateral.
We identified the assessment of the ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the ALL due to estimation uncertainty. Specifically, the assessment of the collective ALL encompassed the evaluation of the collective ALL methodology and the transition matrix model used to estimate the expected life of loan loss percentages and its significant assumptions, including credit quality ratings and scaling factor. The assessment of the collective ALL also included an evaluation of the conceptual soundness and performance of the transition matrix model utilized to derive the expected life of loan loss percentages. In addition, the assessment also encompassed the conceptual soundness of the methodology utilized to estimate the qualitative factors and their related significant assumptions, including the selection of the multi-scenario economic forecasts and economic variables and related weightings. For the individually evaluated ALL, the assessment included an evaluation of the fair value of the underlying collateral for those loans deemed collateral dependent. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the ALL estimate, including controls over the:
•development of the ALL methodology
•continued use and appropriateness of the transition matrix model
•performance monitoring of the transition matrix model
•identification and determination of the significant assumptions used in the transition matrix model
•identification of qualitative factors and development of the qualitative framework, including the significant assumptions used in the measurement of the qualitative factors
•appropriateness of third-party appraisals
•analysis of the collective ALL results, trends and ratios.
We evaluated the Company’s process to develop the ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
For the collective ALL:
•evaluating the Company’s collective ALL methodology for compliance with U.S. generally accepted accounting principles
•evaluating the judgments made by the Company relative to the assessment and performance monitoring of the transition matrix model used to calculate the expected life of loan loss percentages by comparing them to Company-specific metrics and trends and the applicable industry and regulatory practices
•testing the conceptual soundness and performance of the transition matrix model by inspecting the model documentation to determine whether the model is suitable for the intended use
•testing individual credit quality ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment and any relevant guarantees or underlying collateral
•evaluating the judgments made by management relative to the Company’s scaling factor by inspecting documentation to determine whether the assumption is suitable to incorporate a full economic cycle
•evaluating the selection of the multi-scenario economic forecasts and economic variables and related weightings by comparing them to the Company’s business environment and relevant industry practices
•evaluating the methodology used to develop the qualitative factors and their significant assumptions and the effect of those factors on the collective ALL by comparing to the specific portfolio risk characteristics, trends and relevant industry practices and identified limitations of the underlying quantitative models.

153	2024 Form 10-K

For the individually evaluated ALL:
•testing of individual fair value of collateral for a selection of borrower relationships by evaluating methods and assumptions used by the third-party appraiser.
We also assessed the sufficiency of the audit evidence obtained related to the ALL estimate by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices and potential bias in the accounting estimate.
Goodwill impairment assessment of the Company’s reporting units
As discussed in Notes 1 and 8 to the consolidated financial statements, the carrying value of the Company’s goodwill balance is $1.9 billion as of December 31, 2024. The Company’s goodwill is not amortized but is subject to annual testing for impairment in the second quarter, or more often, if events or circumstances indicate it may be impaired. The Company elected to perform a quantitative impairment test for its annual assessment in the second quarter which compared the fair value of each of the reporting units with their respective carrying amounts, including goodwill. If the fair value of each of the reporting units exceeded its carrying amounts, the goodwill of the reporting unit was not impaired. An impairment loss is recognized if the carrying value of the net assets, including goodwill, assigned to the reporting units exceeds the fair value, with the impairment charge not to exceed the amount of goodwill recorded. Fair value is determined using market multiples and certain discounted cash flow methods. Factors that may materially affect the fair value estimate include, among others, changes in discount rates, terminal value growth rates, and specific industry or market sector conditions. Additionally, the Company performed a market capitalization reconciliation to support the appropriateness of the reporting units’ fair values and impairment test results, which included comparing the sum of the fair value of the reporting units to the Company’s market capitalization, adjusted for the present value of estimated synergies which a market participant acquirer could reasonably expect to realize from a hypothetical acquisition the Company.
We identified the Company’s annual goodwill impairment assessment as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgement was involved in performing procedures over 1) the individual reporting unit estimated cash flows and related key assumptions, which included the discount rate used in the discounted cash flow methods and 2) the present value of estimated synergies used in the market capitalization reconciliation and resulting control premium. The key assumptions were challenging to test as they represented subjective determinations of future market and economic conditions that were also more sensitive to variation. Minor changes in these assumptions could have had a significant effect on the Company’s measurement of the fair value of the reporting units and the impairment assessment of the carrying value of the goodwill.
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
/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Short Hills, New Jersey
February 27, 2025

2024 Form 10-K	154

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Valley’s management, with the participation of the CEO and CFO, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s CEO and CFO have concluded that such disclosure controls and procedures were effective as of December 31, 2024 (the end of the period covered by this Report).
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
As of December 31, 2024, management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

155	2024 Form 10-K

Based on this assessment, management determined that, as of December 31, 2024, Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2024 consolidated financial statements included in this Report, has issued an audit report expressing an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2024. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There have been no changes in Valley’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

2024 Form 10-K	156

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Valley National Bancorp:

Opinion on Internal Control Over Financial Reporting
We have audited Valley National Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Short Hills, New Jersey
February 27, 2025

157	2024 Form 10-K

Item 9B.	Other Information
a.None
b.None
c.During the fourth quarter 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information regarding executive officers is included under the section captioned “Information about our Executive Officers” in Item 1. Business of this Report. The information set forth under the captions “Director Information,” “Delinquent Section 16(a) Reports,” “Code of Conduct and Ethics and Corporate Governance Guidelines,” “Nomination of Directors,” and “Committees of the Board of Directors; Board of Directors Meetings” and “Our Securities Trading Policy” in the 2025 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation
The information set forth under the captions “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Equity Grant Procedures” and “Advisory Vote on Our Named Executive Officer Compensation” in the 2025 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2025 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Certain Transactions with Management” and “Director Independence” in the 2025 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor Firm ID: 185.

The information set forth under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement is incorporated herein by reference.

2024 Form 10-K	158

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)Financial Statements and Schedules:
The following financial statements and supplementary data are filed as part of this Report:
All financial statement schedules are omitted because they are either not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.
(b)Exhibits (numbered in accordance with Item 601 of Regulation S-K):

(2)Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

A.
Agreement and Plan of Merger, dated as of September 22, 2021, by and among Valley National Bancorp, Bank Leumi Le-Israel Corporation, a New York corporation and Volcano Merger Sub Corporation, a New York corporation and subsidiary of Valley, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on September 27, 2021.

(3)Articles of Incorporation and By-laws:

A.	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report filed on August 7, 2020.
B.	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K Current Report filed on August 5, 2024.
C.	By-laws of the Registrant, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K Current Report filed on October 24, 2018.

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

C.	Agreement to provide SEC with Indentures not filed. (Item 601(b)(4)(iii)(A)), incorporated herein by reference to Exhibit 4G to the Registrant's Form 10-K Annual Report filed on February 28, 2017.

D.	Description of Valley Securities*

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

G.	Indenture, dated as of May 28, 2021, between Valley and U. S. Bank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on May 28, 2021.

159	2024 Form 10-K

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
Severance Letter Agreement, dated as of September 21, 2016, between Valley National Bank, Valley and Thomas A. Iadanza, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed on September 27, 2016.+

F.
Consulting Agreement, dated as of May 1, 2022, by and between Valley National Bancorp and Alrem LLC, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report filed on August 9, 2022.+

G.
First Amendment to Consulting Agreement, effective as of May 1, 2023, by and between Valley National Bancorp and Alrem LLC, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on May 8, 2024. +

H.	Second Amendment to Consulting Agreement, effective as of May 1, 2024, by and between Valley National Bank and Alrem LLC. +*
I.	Bank Leumi Le-Israel Corporation 2018 Stock Option Plan, incorporated herein by reference to Exhibit 4.1 to the Registrant's Form S-8 Registration Statement filed on April 1, 2022.+
J.
Restricted Stock Unit Agreement, effective as of January 6, 2022, between Bank Leumi Le-Israel Corporation and Avner Mendelson, incorporated herein by reference to Exhibit 4.2 to the Registrant's Form S-8 Registration Statement filed April 1, 2022.+

K.	Form of Change in Control Agreement for Executive Vice President, dated January 16, 2019, incorporated herein by reference to Exhibit CC to the Registrant's Form 10-K filed on February 28, 2019. +

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

2024 Form 10-K	160

P.
Oritani Financial Corp. 2011 Equity Incentive Plan, incorporated by reference to Appendix A of the proxy statement for the Special Meeting of Oritani Stockholders (Commission File No. 001-34786) filed by Oritani under the Securities Exchange Act of 1934, as amended, on June 27, 2011.+

Q.
Employment Agreement, dated as of July 25, 2017, by and among Joseph V. Chillura, Valley National Bancorp and Valley National Bank, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 7, 2020. +

R.	Valley National Bancorp 2021 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 7, 2021. +

S.
Form of Valley National Bancorp Director Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2021 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 7, 2021. +

T.
Form of Valley National Bancorp Time-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2021 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.DD to the Registrant's Form 10-K Annual Report filed on February 28, 2022. +

U.
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

W.	Valley National Bancorp 2023 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 7, 2023. +
X.
Form of Valley National Bancorp Time-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2023 Incentive Compensation Plan (approved February 2024), incorporated herein by reference to Exhibit 10.AA to the Registrant’s Form 10-K Annual Report filed on February 29, 2024.+

Y.
Form of Valley National Bancorp Performance-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2023 Incentive Compensation Plan (approved February 2024), incorporated herein by reference to Exhibit 10.BB to the Registrant’s Form 10-K Annual Report filed on February 29, 2024.+

Z.
Underwriting Agreement, dated July 29, 2024, by and among the Company, Valley National Bank, and Morgan Stanley & Co. LLC, BofA Securities, Inc., J.P. Morgan Securities LLC, UBS Securities LLC, Wells Fargo Securities, LLC and Keefe, Bruyette & Woods, Inc., as representatives of the underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K Current Report filed on July 31, 2024. +

AA.
Underwriting Agreement, dated November 7, 2024, by and among the Company, the Bank and J.P. Morgan Securities LLC, as representative of the Underwriters listed on Schedule A thereto, incorporated herein by reference to Exhibit 1.1 to the Company's Form 8-K Current Report filed on November 12, 2024.+

BB.	Separation Agreement and General Release, dated October 30, 2024, between Valley National Bank and Michael Hagedorn.+*
CC.	Executive Severance Plan, effective as of January 1, 2025, covering Russell Barrett, Mitchell L. Crandell, John P. Regan, Mark Saeger and Yvonne M. Surowiec.+*
DD.	Form of Valley National Bancorp Time-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2023 Incentive Compensation Plan, approved December 2024.+*
EE.	Form of Valley National Bancorp Performance-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2023 Incentive Compensation Plan, approved December 2024.+*

    (19)    Valley National Bancorp Securities Trading Policy.*

161	2024 Form 10-K

(21)List of Subsidiaries as of December 31, 2024:

	Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	Aliant Statutory Trust II	Delaware	100%
	GCB Capital Trust III	Delaware	100%
	State Bancorp Capital Trust I	Delaware	100%
	State Bancorp Capital Trust II	Delaware	100%
	Dudley Ventures, LLC	Delaware	100%
	Valley Growth Capital LLC	Delaware	100%
(b)	Subsidiaries of Valley National Bank:
	Valley Wealth Managers, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Valley Insurance Services, Inc.	New York	90%
	Metro Title and Settlement Agency, Inc.	New York	100%
	Valley Securities Holdings (NY) LLC	New York	100%
	VNB New York, LLC	New York	100%
	DV Community Investment, LLC	Delaware	100%
	Valley Financial Management, Inc.	New York	100%
(c)	Subsidiaries of Valley Securities Holdings (NY) LLC:
	SAR II (NY) LLC	New Jersey	100%
	Shrewsbury Capital Corporation	New Jersey	100%
	Valley Investments, Inc.	New Jersey	100%
	Oritani Investment Corp.	New Jersey	100%
(d)	Subsidiary of Oritani Investment Corp.:
	Oritani Asset Corp.	New Jersey	100%
(e)	Subsidiary of SAR II (NY) LLC:
	VNB Realty, Inc.	New Jersey	100%
(f)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%

Excluded from the list are certain subsidiaries that, if considered in the aggregate, would not constitute a significant subsidiary under SEC rules as of December 31, 2024.

(23)	Consent of KPMG LLP.*
(24)	Power of Attorney of Certain Directors and Officers of the Company.*
(31.1)	Certification of Ira Robbins, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(31.2)	Certification of Travis Lan, Senior Executive Vice President and Interim Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(32)
Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, Chairman of the Board and Chief Executive Officer of the Company and Travis Lan, Senior Executive Vice President and Interim Chief Financial Officer of the Company.*

(97)	Valley National Bancorp Clawback Policy in the Event of a Financial Restatement, incorporated herein by reference to Exhibit 97 to the Registrant’s Form 10-K Annual Report filed on February 29, 2024.+
(101)	Interactive Data File (XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.

+	Management contract and compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

2024 Form 10-K	162

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY NATIONAL BANCORP

By:	/s/ IRA ROBBINS
Ira Robbins, Chairman of the Board and Chief Executive Officer

By:	/s/ TRAVIS LAN
Travis Lan, Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)
Dated: February 27, 2025

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ IRA ROBBINS	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
Ira Robbins

/S/ TRAVIS LAN	Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Travis Lan

/S/ MITCHELL L. CRANDELL	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2025
Mitchell L. Crandell

ANDREW B. ABRAMSON*	Director	February 27, 2025
Andrew B. Abramson

PETER J. BAUM*	Director	February 27, 2025
Peter J. Baum

ERIC P. EDELSTEIN*	Director	February 27, 2025
Eric P. Edelstein

MARC J. LENNER*	Director	February 27, 2025
Marc J. Lenner

PETER V. MAIO*	Director	February 27, 2025
Peter V. Maio

KATHLEEN C. PERROTT*	Director	February 27, 2025
Kathleen C. Perrott

163	2024 Form 10-K

Signature	Title	Date

NITZAN SANDOR*	Director	February 27, 2025
Nitzan Sandor

SURESH L. SANI*	Director	February 27, 2025
Suresh L. Sani

LISA J. SCHULTZ*	Director	February 27, 2025
Lisa J. Schultz

JENNIFER W. STEANS*	Director	February 27, 2025
Jennifer W. Steans

JEFFREY S. WILKS*	Director	February 27, 2025
Jeffrey S. Wilks

DR. SIDNEY S. WILLIAMS, JR.*	Director	February 27, 2025
Dr. Sidney S. Williams, Jr.

*

By: /s/ TRAVIS LAN	February 27, 2025
Travis Lan, attorney-in fact

2024 Form 10-K	164