Form 10-Q
period 2025-03-31
VALLEY NATIONAL BANCORP
filed 2025-05-08
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 560,341,218 shares were outstanding as of May 5, 2025.

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Valley National Bank (Valley’s principal subsidiary)
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Board	Board of Directors of Valley National Bancorp
CD	Certificate of deposit
CECL	Current expected credit loss model
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
CRA	Community Reinvestment Act
CRE loan concentration ratio	Total commercial real estate loans held for investment and held for sale, excluding owner occupied loans, as a percentage of total risk-based capital
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
FHLB	Federal Home Loan Bank
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U. S. Generally Accepted Accounting Principles
GDP	Gross domestic product
Ginnie Mae	Government National Mortgage Association
HTM	Held to Maturity
Moody’s	Moody’s Investor Services
NAV	Net asset value
NPA	Non-performing asset
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTC	Over-the-counter
ROATE	Return on average tangible shareholders’ equity
RSU	Restricted stock unit
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
U.S. Treasury	United States Department of the Treasury
Valley
May refer to Valley National Bancorp individually, Valley National Bancorp and its consolidated subsidiaries, or certain of Valley National Bancorp’s subsidiaries, as the context requires (interchangeable with the “Company,” “we,” “our” and “us”).

Valley's Annual Report	Valley's Annual Report on Form 10-K for the year ended December 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for share data)	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Cash and due from banks	$508,887	$411,412
Interest bearing deposits with banks	714,810	1,478,713
Investment securities:
Equity securities	74,425	71,513
Available for sale debt securities	3,658,704	3,369,724
Held to maturity debt securities (net of allowance for credit losses of $633 at March 31, 2025 and $647 at December 31, 2024)	3,545,328	3,531,573
Total investment securities	7,278,457	6,972,810
Loans held for sale (includes fair value of $8,427 at March 31, 2025 and $16,931 at December 31, 2024 for loans originated for sale)	27,377	25,681
Loans	48,657,128	48,799,711
Less: Allowance for loan losses	(578,200)	(558,850)
Net loans	48,078,928	48,240,861
Premises and equipment, net	344,123	350,796
Lease right of use assets	334,013	328,475
Bank owned life insurance	733,135	731,574
Accrued interest receivable	238,326	239,941
Goodwill	1,868,936	1,868,936
Other intangible assets, net	121,340	128,661
Other assets	1,617,323	1,713,831
Total Assets	$61,865,655	$62,491,691
Liabilities
Deposits:
Non-interest bearing	$11,628,578	$11,428,674
Interest bearing:
Savings, NOW and money market	26,413,258	26,304,639
Time	11,924,008	12,342,544
Total deposits	49,965,844	50,075,857
Short-term borrowings	59,026	72,718
Long-term borrowings	2,904,567	3,174,155
Junior subordinated debentures issued to capital trusts	57,542	57,455
Lease liabilities	394,334	388,303
Accrued expenses and other liabilities	984,445	1,288,076
Total Liabilities	54,365,758	55,056,564
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at March 31, 2025 and December 31, 2024)	111,590	111,590
Series B (4,000,000 shares issued at March 31, 2025 and December 31, 2024)	98,101	98,101
Series C (6,000,000 shares issued at March 31, 2025 and December 31, 2024)	144,654	144,654
Common stock (no par value, authorized 650,000,000 shares; issued 560,278,101 shares at March 31, 2025 and 558,786,093 shares at December 31, 2024)	196,520	195,998
Surplus	5,444,756	5,442,070
Retained earnings	1,634,690	1,598,048
Accumulated other comprehensive loss	(128,252)	(155,334)
Treasury stock, at cost (250,000 common shares at March 31, 2025)	(2,162)	—
Total Shareholders’ Equity	7,499,897	7,435,127
Total Liabilities and Shareholders’ Equity	$61,865,655	$62,491,691

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for per share data)

	Three Months Ended March 31,
	2025	2024
Interest Income
Interest and fees on loans	$703,609	$771,553
Interest and dividends on investment securities:
Taxable	63,898	35,797
Tax-exempt	4,702	4,796
Dividends	5,664	6,828
Interest on federal funds sold and other short-term investments	6,879	9,682
Total interest income	784,752	828,656
Interest Expense
Interest on deposits:
Savings, NOW and money market	200,221	232,506
Time	125,069	151,065
Interest on short-term borrowings	2,946	20,612
Interest on long-term borrowings and junior subordinated debentures	36,411	30,925
Total interest expense	364,647	435,108
Net Interest Income	420,105	393,548
(Credit) provision for credit losses for available for sale and held to maturity securities	(14)	(74)
Provision for credit losses for loans	62,675	45,274
Net Interest Income After Provision for Credit Losses	357,444	348,348
Non-Interest Income
Wealth management and trust fees	15,031	17,930
Insurance commissions	3,402	2,251
Capital markets	6,940	5,670
Service charges on deposit accounts	12,726	11,249
Gains on securities transactions, net	46	49
Fees from loan servicing	3,215	3,188
Gains on sales of loans, net	2,197	1,618
Gains on sales of assets, net	43	3,694
Bank owned life insurance	4,777	3,235
Other	9,917	12,531
Total non-interest income	58,294	61,415
Non-Interest Expense
Salary and employee benefits expense	142,618	141,831
Net occupancy expense	25,888	24,323
Technology, furniture and equipment expense	29,896	35,462
FDIC insurance assessment	12,867	18,236
Amortization of other intangible assets	8,019	9,412
Professional and legal fees	15,670	16,465
Amortization of tax credit investments	9,320	5,562
Other	32,340	29,019
Total non-interest expense	276,618	280,310
Income Before Income Taxes	139,120	129,453
Income tax expense	33,062	33,173
Net Income	106,058	96,280
Dividends on preferred stock	6,955	4,119
Net Income Available to Common Shareholders	$99,103	$92,161

Earnings Per Common Share:
Basic	$0.18	$0.18
Diluted	0.18	0.18

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$106,058	$96,280
Other comprehensive gain (loss), net of tax:
Unrealized gains and losses on available for sale securities
Net gains (losses) arising during the period	27,212	(10,205)
Total	27,212	(10,205)
Unrealized gains and losses on derivatives (cash flow hedges)
Amounts reclassified to earnings	(218)	(222)
Total	(218)	(222)
Defined benefit pension and postretirement benefit plans
Amortization of actuarial net loss	88	35
Total other comprehensive income (loss)	27,082	(10,392)
Total comprehensive income	$133,140	$85,888
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2025

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2024	$354,345	558,786	$195,998	$5,442,070	$1,598,048	$(155,334)	$—	$7,435,127
Net income	—	—	—	—	106,058	—	—	106,058
Other comprehensive income, net of tax	—	—	—	—	—	27,082	—	27,082
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,065)	—	—	(2,065)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(62,460)	—	—	(62,460)
Effect of stock incentive plan, net	—	1,492	522	2,686	—	—	—	3,208
Purchase of treasury stock	—	(250)	—	—	—	—	(2,162)	(2,162)
Balance - March 31, 2025	$354,345	560,028	$196,520	$5,444,756	$1,634,690	$(128,252)	$(2,162)	$7,499,897

For the Three Months Ended March 31, 2024

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2023	$209,691	507,710	$178,187	$4,989,989	$1,471,371	$(146,456)	$(1,391)	$6,701,391
Net income	—	—	—	—	96,280	—	—	96,280
Other comprehensive income, net of tax	—	—	—	—	—	(10,392)	—	(10,392)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.58 per share	—	—	—	—	(2,322)	—	—	(2,322)
Common stock, $0.11 per share	—	—	—	—	(56,794)	—	—	(56,794)
Effect of stock incentive plan, net	—	1,183	348	(966)	—	—	1,391	773
Balance - March 31, 2024	$209,691	508,893	$178,535	$4,989,023	$1,506,738	$(156,848)	$—	$6,727,139

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$106,058	$96,280
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,892	10,794
Stock-based compensation	6,840	8,104
Provision for credit losses	62,661	45,200
Net accretion of discounts and amortization of premium on securities and borrowings	(1,827)	(779)
Amortization of other intangible assets	8,019	9,412
Losses on available for sale and held to maturity debt securities, net	11	7
Proceeds from sales of loans held for sale at fair value	47,094	41,650
Gains on sales of loans, net	(2,197)	(1,618)
Originations of loans held for sale	(37,437)	(37,581)
Gains on sales of assets, net	(43)	(3,694)
Net change in:
Fair value of financial instruments hedged by derivative transactions	4,693	3,540
Trading debt securities	—	(16)
Lease right of use assets	(5,710)	7,123
Cash surrender value of bank owned life insurance	(4,777)	(3,235)
Accrued interest receivable	1,615	(8,395)
Other assets	85,015	(184,680)
Accrued expenses and other liabilities	(297,029)	117,399
Net cash (used in) provided by operating activities	(17,122)	99,511
Cash flows from investing activities:
Loans originated and purchased, net of principal collected	88,203	(67,432)
Equity securities:
Purchases	(3,045)	(957)
Sales	427	408
Held to maturity debt securities:
Purchases	(89,352)	(39,639)
Maturities, calls and principal repayments	75,678	67,777
Available for sale debt securities:
Purchases	(341,315)	(183,924)
Maturities, calls and principal repayments	91,660	18,338
Death benefit proceeds from bank owned life insurance	3,226	3,620
Proceeds from sales of real estate property and equipment	2,255	2,850
Proceeds from sales of loans not originated for sale	—	196,523
Proceeds from sale of commercial premium finance lending division	—	98,060
Purchases of real estate property and equipment	(3,047)	(3,639)
Net cash (used in) provided by investing activities	(175,310)	91,985

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Net change in deposits	$(111,529)	$(164,883)
Net change in short-term borrowings	(13,692)	(842,610)
Proceeds from issuance of long-term borrowings, net	—	1,000,000
Repayments of long-term borrowings	(273,000)	(65,000)
Cash dividends paid to preferred shareholders	(6,956)	(4,119)
Cash dividends paid to common shareholders	(62,930)	(57,944)
Purchase of common shares related to stock compensation plan activity	(7,037)	(7,381)
Purchase of common shares to treasury	(2,162)	—
Common stock issued, net	3,405	51
Other, net	(95)	(2)
Net cash used in financing activities	(473,996)	(141,888)
Net change in cash and cash equivalents	(666,428)	49,608
Cash and cash equivalents at beginning of year	1,890,125	891,225
Cash and cash equivalents at end of period	$1,223,697	$940,833

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$403,276	$485,127
Federal and state income taxes	13,044	6,487
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned, net	$694	$—
Transfer of loans to loans held for sale, net	10,200	34,143
Lease right of use assets obtained in exchange for operating lease liabilities	14,886	4,809

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited consolidated financial statements of Valley include the accounts of the Bank and all other entities in which Valley has a controlling financial interest. All intercompany transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to GAAP and general practices within the financial services industry. In accordance with GAAP, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. Certain prior period amounts have been reclassified to conform to the current presentation.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at March 31, 2025 and for all periods presented have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report.
Significant Estimates. In preparing the unaudited consolidated financial statements in conformity with GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that require application of management’s most difficult, subjective or complex judgment and are particularly susceptible to change include: the allowance for credit losses, the evaluation of goodwill and other intangible assets for impairment, and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The recent economic environment has increased and may continue to increase the degree of uncertainty inherent in these material estimates. Actual results may differ from those estimates. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except for share and per share data)
Net income available to common shareholders	$99,103	$92,161
Basic weighted average number of common shares outstanding	559,613,272	508,340,719
Plus: Common stock equivalents	3,692,253	2,293,226
Diluted weighted average number of common shares outstanding	563,305,525	510,633,945
Earnings per common share:
Basic	$0.18	$0.18
Diluted	0.18	0.18

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of RSUs and common stock options to purchase Valley’s common shares. Common stock options and RSUs with exercise and vesting prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Potential anti-dilutive weighted common shares totaled approximately 638 thousand and 1.3 million for the three months ended March 31, 2025 and 2024, respectively.
Note 3. Accumulated Other Comprehensive Loss
The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
December 31, 2024	$(133,898)	$1,245	$(22,681)	$(155,334)
Other comprehensive income before reclassification	27,212	—	—	27,212
Amounts reclassified to earnings	—	(218)	88	(130)
Other comprehensive income (loss), net	27,212	(218)	88	27,082
March 31, 2025	$(106,686)	$1,027	$(22,593)	$(128,252)

December 31, 2023	$(115,502)	$2,114	$(33,068)	$(146,456)
Other comprehensive loss before reclassification	(10,205)	—	—	(10,205)
Amounts reclassified to earnings	—	(222)	35	(187)
Other comprehensive (loss) income, net	(10,205)	(222)	35	(10,392)
March 31, 2024	$(125,707)	$1,892	$(33,033)	$(156,848)
The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three months ended March 31, 2025 and 2024:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Components of Accumulated Other Comprehensive Loss	2025	2024	Income Statement Line Item
	(in thousands)
Unrealized gains on derivatives (cash flow hedges) before tax	$301	$298	Included in interest income.
Tax effect	(83)	(76)
Total net of tax	218	222
Defined benefit pension and postretirement benefit plans:
Amortization of actuarial net loss	(121)	(49)	Included in the computation of net periodic pension cost recognized within other non-interest expense.
Tax effect	33	14
Total net of tax	(88)	(35)
Total reclassifications, net of tax	$130	$187

Note 4. New Authoritative Accounting Guidance
ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement. Subsequently issued ASU No. 2025-01 amended the effective date of ASU No. 2024-03 to require all public business entities to adopt the new guidance for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. Valley is currently evaluating the impact of ASU No. 2024-03 on its consolidated financial statements.
Note 5. Fair Value Measurement of Assets and Liabilities
ASC Topic 820, "Fair Value Measurement," establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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
Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2025 and December 31, 2024. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	March 31, 2025	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,545	$23,545	$—	$—
Equity securities at net asset value (NAV)	10,870	—	—	—
Available for sale debt securities:
U.S. Treasury securities	296,253	296,253	—	—
U.S. government agency securities	22,400	—	22,400	—
Obligations of states and political subdivisions	187,381	—	187,381	—
Residential mortgage-backed securities	2,967,535	—	2,967,535	—
Corporate and other debt securities	185,135	—	185,135	—
Total available for sale debt securities	3,658,704	296,253	3,362,451	—
Loans held for sale (1)	8,427	—	8,427	—
Other assets (2)	326,722	—	326,722	—
Total assets	$4,028,268	$319,798	$3,697,600	$—
Liabilities
Other liabilities (2)	$332,888	$—	$332,888	$—
Total liabilities	$332,888	$—	$332,888	$—
Non-recurring fair value measurements:
Non-performing loans held for sale (3)	$18,950	$—	$18,950	$—
Collateral dependent loans	81,473	—	—	81,473
Foreclosed assets (3)	9,768	—	—	9,768
Total	$110,191	$—	$18,950	$91,241

		Fair Value Measurements at Reporting Date Using:
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,642	$23,642	$—	$—
Equity securities at net asset value (NAV)	11,000	—	—	—
Available for sale debt securities:
U.S. Treasury securities	291,549	291,549	—	—
U.S. government agency securities	22,543	—	22,543	—
Obligations of states and political subdivisions	192,509	—	192,509	—
Residential mortgage-backed securities	2,681,076	—	2,681,076	—
Corporate and other debt securities	182,047	—	182,047	—
Total available for sale debt securities	3,369,724	291,549	3,078,175	—
Loans held for sale (1)	16,931	—	16,931	—
Other assets (2)	444,263	—	444,263	—
Total assets	$3,865,560	$315,191	$3,539,369	$—
Liabilities
Other liabilities (2)	$454,200	$—	$454,200	$—
Total liabilities	$454,200	$—	$454,200	$—
Non-recurring fair value measurements:
Non-performing loan held for sale (3)	$8,750	$—	$8,750	$—
Collateral dependent loans	139,424	—	—	139,424
Foreclosed assets (3)	13,852	—	—	13,852
Total	$162,026	$—	$8,750	$153,276

(1)Represents residential mortgage originated for sale that are carried at fair value and had contractual unpaid principal balances totaling $8.3 million and $16.8 million at March 31, 2025 and December 31, 2024, respectively.
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
Equity securities at NAV. Valley also has privately held CRA funds and investments in limited liability companies and partnerships at fair value measured at NAV using the most recently available financial information from the investee. Certain equity investments without readily determinable fair values, excluded from fair value hierarchy levels in the table above, are measured at NAV per share (or its equivalent) as a practical expedient.

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
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2025 and December 31, 2024 based on the short duration these assets were held and their credit quality.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the SOFR curve, at March 31, 2025 and December 31, 2024. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2025 and December 31, 2024), is determined based on the current market prices for similar instruments. The fair value of a credit default swap related to a portion of Valley's automobile loan portfolio is based on estimated discounted cash flows that incorporate market data for auto credit loss forecasts and anticipated cash outflows for the instrument's premium payments. The fair value of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2025 and December 31, 2024. See Note 12 for additional details on Valley's derivatives.
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
Non-performing commercial real estate loans held for sale. During 2023, Valley transferred a non-performing construction loan totaling $10.0 million, net of $4.2 million charge-offs, to the allowance for loan losses, to loans held for sale. The fair value of the loan was determined using Level 2 inputs, including bids from a third-party broker engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a bidding process in which each participant was required to provide an indicative non-binding bid. Fair value was determined based on a non-binding sale agreement selected by Valley in the bidding process. During 2024, an additional $1.2 million write-down was recorded to earnings to reflect the loan's current estimated fair value of $8.8 million at December 31, 2024 and March 31, 2025.
During the three months ended March 31, 2025, Valley transferred a non-performing construction loan totaling $10.2 million, net of $638 thousand charge-offs to the allowance for loan losses, to loans held for sale. The fair value of the loan was determined using Level 2 inputs, including bids to purchase from multiple third-parties. Fair value was determined based on a non-binding sale agreement selected by Valley in the bidding process.

Collateral dependent loans. Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all the repayment is expected from the sale of collateral. Collateral dependent loans are reported at the fair value of the underlying collateral when the fair value is lower than the recorded investment in the loan. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At March 31, 2025, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. Collateral dependent loans with a total amortized cost of $142.9 million, (including taxi medallion loans totaling $49.2 million), were reduced by specific allowance for loan losses allocations totaling $61.4 million to a reported total net carrying amount of $81.5 million at March 31, 2025.
Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of an asset occur, the asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no adjustments to the appraisals of foreclosed assets at March 31, 2025 and December 31, 2024.
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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2025 and December 31, 2024 were as follows:

	Fair Value Hierarchy	March 31, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$508,887	$508,887	$411,412	$411,412
Interest bearing deposits with banks	Level 1	714,810	714,810	1,478,713	1,478,713
Equity securities (1)	Level 3	40,010	40,010	36,871	36,871
Held to maturity debt securities:
U.S. Treasury securities	Level 1	25,290	25,269	25,480	25,461
U.S. government agency securities	Level 2	300,865	259,872	301,315	252,302
Obligations of states and political subdivisions	Level 2	358,186	329,121	372,489	346,361
Residential mortgage-backed securities	Level 2	2,742,355	2,373,276	2,710,642	2,292,148
Trust preferred securities	Level 2	36,086	29,480	36,081	29,145
Corporate and other debt securities	Level 2	83,179	80,616	86,213	82,867
Total held to maturity debt securities (2)		3,545,961	3,097,634	3,532,220	3,028,284
Net loans	Level 3	48,078,928	46,833,553	48,240,861	46,634,654
Accrued interest receivable	Level 1	238,326	238,326	239,941	239,941
FRB and FHLB stock (3)	Level 2	329,602	329,602	328,497	328,497
Financial liabilities
Deposits without stated maturities	Level 1	38,041,836	38,041,836	37,733,313	37,733,313
Deposits with stated maturities	Level 2	11,924,008	11,953,730	12,342,544	12,363,365
Short-term borrowings	Level 2	59,026	56,112	72,718	68,032
Long-term borrowings	Level 2	2,904,567	2,863,577	3,174,155	3,109,622
Junior subordinated debentures issued to capital trusts	Level 2	57,542	55,163	57,455	54,957
Accrued interest payable (4)	Level 1	111,934	111,934	150,564	150,564

(1)Represents equity securities without a readily determinable fair value, which are measured based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Total changes in the valuation of equity securities for the three months ended March 31, 2025 and for the year ended December 31, 2024, respectively, were immaterial.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.
Note 6. Investment Securities
Equity Securities
Equity securities totaled $74.4 million and $71.5 million at March 31, 2025 and December 31, 2024, respectively. See Note 5 for further details on equity securities.

Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of AFS debt securities at March 31, 2025 and December 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2025
U.S. Treasury securities	$321,009	$—	$(24,756)	$296,253
U.S. government agency securities	23,850	22	(1,472)	22,400
Obligations of states and political subdivisions:
Obligations of states and state agencies	45,848	—	(840)	45,008
Municipal bonds	179,928	—	(37,555)	142,373
Total obligations of states and political subdivisions	225,776	—	(38,395)	187,381
Residential mortgage-backed securities	3,034,723	16,242	(83,430)	2,967,535
Corporate and other debt securities	198,802	310	(13,977)	185,135
Total	$3,804,160	$16,574	$(162,030)	$3,658,704
December 31, 2024
U.S. Treasury securities	$319,551	$—	$(28,002)	$291,549
U.S. government agency securities	24,636	20	(2,113)	22,543
Obligations of states and political subdivisions:
Obligations of states and state agencies	46,211	—	(682)	45,529
Municipal bonds	179,284	—	(32,304)	146,980
Total obligations of states and political subdivisions	225,495	—	(32,986)	192,509
Residential mortgage-backed securities	2,784,895	3,796	(107,615)	2,681,076
Corporate and other debt securities	197,696	247	(15,896)	182,047
Total	$3,552,273	$4,063	$(186,612)	$3,369,724

Accrued interest on investments, which is excluded from the amortized cost of AFS debt securities, totaled $14.7 million and $13.1 million at March 31, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The age of unrealized losses and fair value of the related AFS debt securities at March 31, 2025 and December 31, 2024 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2025
U.S. Treasury securities	$—	$—	$296,253	$(24,756)	$296,253	$(24,756)
U.S. government agency securities	—	—	21,158	(1,472)	21,158	(1,472)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	5,938	(840)	5,938	(840)
Municipal bonds	—	—	134,643	(37,555)	134,643	(37,555)
Total obligations of states and political subdivisions	—	—	140,581	(38,395)	140,581	(38,395)
Residential mortgage-backed securities	683,881	(8,598)	499,009	(74,832)	1,182,890	(83,430)
Corporate and other debt securities	4,750	(250)	165,075	(13,727)	169,825	(13,977)
Total	$688,631	$(8,848)	$1,122,076	$(153,182)	$1,810,707	$(162,030)
December 31, 2024
U.S. Treasury securities	$—	$—	$291,549	$(28,002)	$291,549	$(28,002)
U.S. government agency securities	—	—	21,281	(2,113)	21,281	(2,113)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	6,208	(682)	6,208	(682)
Municipal bonds	—	—	139,216	(32,304)	139,216	(32,304)
Total obligations of states and political subdivisions	—	—	145,424	(32,986)	145,424	(32,986)
Residential mortgage-backed securities	1,483,442	(22,242)	501,858	(85,373)	1,985,300	(107,615)
Corporate and other debt securities	—	—	166,800	(15,896)	166,800	(15,896)
Total	$1,483,442	$(22,242)	$1,126,912	$(164,370)	$2,610,354	$(186,612)
Within the AFS debt securities portfolio, the total number of security positions in an unrealized loss position was 677 and 726 at March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, the fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $902.5 million.

Contractual Maturities
The contractual maturities of AFS debt securities at March 31, 2025 are set forth in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	March 31, 2025
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$178,207	$176,182
Due after one year through five years	124,394	120,137
Due after five years through ten years	171,134	155,918
Due after ten years	295,702	238,932
Residential mortgage-backed securities	3,034,723	2,967,535
Total	$3,804,160	$3,658,704
The weighted average remaining expected life for residential mortgage-backed securities AFS was 9.42 years at March 31, 2025.
Impairment Analysis of Available For Sale Debt Securities
Valley's AFS debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These types of securities may pose a higher risk of future impairment charges by Valley due to a variety of factors such as the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers.
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley also evaluated AFS debt securities that were in an unrealized loss position as of March 31, 2025 included in the tables above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, there was no impairment recognized during the three months ended March 31, 2025 and 2024.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of their amortized cost basis. None of the AFS debt securities were past due as of March 31, 2025. As a result, there was no allowance for credit losses for AFS debt securities at March 31, 2025 and December 31, 2024.

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of HTM debt securities at March 31, 2025 and December 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
March 31, 2025
U.S. Treasury securities	$25,290	$—	$(21)	$25,269	$—	$25,290
U.S. government agency securities	300,865	—	(40,993)	259,872	—	300,865
Obligations of states and political subdivisions:
Obligations of states and state agencies	66,602	53	(4,799)	61,856	1	66,601
Municipal bonds	291,584	11	(24,330)	267,265	46	291,538
Total obligations of states and political subdivisions	358,186	64	(29,129)	329,121	47	358,139
Residential mortgage-backed securities	2,742,355	4,985	(374,064)	2,373,276	—	2,742,355
Trust preferred securities	36,086	—	(6,606)	29,480	418	35,668
Corporate and other debt securities	83,179	8	(2,571)	80,616	168	83,011
Total	$3,545,961	$5,057	$(453,384)	$3,097,634	$633	$3,545,328
December 31, 2024
U.S. Treasury securities	$25,480	$—	$(19)	$25,461	$—	$25,480
U.S. government agency securities	301,315	—	(49,013)	252,302	—	301,315
Obligations of states and political subdivisions:
Obligations of states and state agencies	68,025	—	(5,335)	62,690	2	68,023
Municipal bonds	304,464	9	(20,802)	283,671	48	304,416
Total obligations of states and political subdivisions	372,489	9	(26,137)	346,361	50	372,439
Residential mortgage-backed securities	2,710,642	2,088	(420,582)	2,292,148	—	2,710,642
Trust preferred securities	36,081	—	(6,936)	29,145	414	35,667
Corporate and other debt securities	86,213	10	(3,356)	82,867	183	86,030
Total	$3,532,220	$2,107	$(506,043)	$3,028,284	$647	$3,531,573
Accrued interest on investments, which is excluded from the amortized cost of HTM debt securities, totaled $12.1 million and $13.0 million at March 31, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. HTM debt securities are carried net of an allowance for credit losses (as shown in the table above).

The age of unrealized losses and fair value of related HTM debt securities at March 31, 2025 and December 31, 2024 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2025
U.S. Treasury securities	$25,269	$(21)	$—	$—	$25,269	$(21)
U.S. government agency securities	22,109	(58)	237,231	(40,935)	259,340	(40,993)
Obligations of states and political subdivisions:
Obligations of states and state agencies	5,948	(8)	43,721	(4,791)	49,669	(4,799)
Municipal bonds	35,687	(572)	191,086	(23,758)	226,773	(24,330)
Total obligations of states and political subdivisions	41,635	(580)	234,807	(28,549)	276,442	(29,129)
Residential mortgage-backed securities	43,444	(821)	1,920,109	(373,243)	1,963,553	(374,064)
Trust preferred securities	—	—	29,480	(6,606)	29,480	(6,606)
Corporate and other debt securities	12,991	(9)	57,616	(2,562)	70,607	(2,571)
Total	$145,448	$(1,489)	$2,479,243	$(451,895)	$2,624,691	$(453,384)
December 31, 2024
U.S. Treasury securities	$25,461	$(19)	$—	$—	$25,461	$(19)
U.S. government agency securities	22,621	(75)	229,143	(48,938)	251,764	(49,013)
Obligations of states and political subdivisions:
Obligations of states and state agencies	20,632	(517)	42,058	(4,818)	62,690	(5,335)
Municipal bonds	36,766	(440)	210,723	(20,362)	247,489	(20,802)
Total obligations of states and political subdivisions	57,398	(957)	252,781	(25,180)	310,179	(26,137)
Residential mortgage-backed securities	216,651	(2,687)	1,917,644	(417,895)	2,134,295	(420,582)
Trust preferred securities	—	—	29,145	(6,936)	29,145	(6,936)
Corporate and other debt securities	5,977	(23)	63,879	(3,333)	69,856	(3,356)
Total	$328,108	$(3,761)	$2,492,592	$(502,282)	$2,820,700	$(506,043)
Within the HTM securities portfolio, the total number of security positions in an unrealized loss position was 743 and 798 at March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, the fair value of debt securities HTM that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $1.2 billion.

Contractual Maturities
The contractual maturities of investments in HTM debt securities at March 31, 2025 are set forth in the table below. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	March 31, 2025
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$64,515	$64,387
Due after one year through five years	56,432	55,699
Due after five years through ten years	167,145	157,478
Due after ten years	515,514	446,794
Residential mortgage-backed securities	2,742,355	2,373,276
Total	$3,545,961	$3,097,634
The weighted-average remaining expected life for residential mortgage-backed securities HTM was 10.22 years at March 31, 2025.

Credit Quality Indicators
Valley monitors the credit quality of the HTM debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of HTM debt securities by external credit rating at March 31, 2025 and December 31, 2024.

	AAA/AA/A Rated	BBB rated	Non-rated	Total
	(in thousands)
March 31, 2025
U.S. Treasury securities	$25,290	$—	$—	$25,290
U.S. government agency securities	300,865	—	—	300,865
Obligations of states and political subdivisions:
Obligations of states and state agencies	51,881	—	14,721	66,602
Municipal bonds	263,230	—	28,354	291,584
Total obligations of states and political subdivisions	315,111	—	43,075	358,186
Residential mortgage-backed securities	2,742,355	—	—	2,742,355
Trust preferred securities	—	—	36,086	36,086
Corporate and other debt securities	—	6,000	77,179	83,179
Total	$3,383,621	$6,000	$156,340	$3,545,961
December 31, 2024
U.S. Treasury securities	$25,480	$—	$—	$25,480
U.S. government agency securities	301,315	—	—	301,315
Obligations of states and political subdivisions:
Obligations of states and state agencies	52,770	—	15,255	68,025
Municipal bonds	277,921	—	26,543	304,464
Total obligations of states and political subdivisions	330,691	—	41,798	372,489
Residential mortgage-backed securities	2,710,642	—	—	2,710,642
Trust preferred securities	—	—	36,081	36,081
Corporate and other debt securities	—	6,000	80,213	86,213
Total	$3,368,128	$6,000	$158,092	$3,532,220
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At March 31, 2025, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the “non-rated” category included municipal bonds secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.
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

The following table details the activity in the allowance for credit losses for HTM securities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning balance	$647	$1,205
Credit for credit losses	(14)	(74)
Ending balance	$633	$1,131
There were no net charge-offs of HTM debt securities in the respective periods presented in the table above.
Note 7. Loans and Allowance for Credit Losses for Loans
The details of the loan portfolio as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Loans:
Commercial and industrial	$10,150,205	$9,931,400
Commercial real estate:
Commercial real estate	26,087,621	26,530,225
Construction	3,026,935	3,114,733
Total commercial real estate loans	29,114,556	29,644,958
Residential mortgage	5,636,407	5,632,516
Consumer:
Home equity	602,161	604,433
Automobile	2,041,227	1,901,065
Other consumer	1,112,572	1,085,339
Total consumer loans	3,755,960	3,590,837
Total loans	$48,657,128	$48,799,711
Total loans include net unearned discounts and deferred loan fees of $30.1 million and $45.3 million at March 31, 2025 and December 31, 2024, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $205.3 million and $208.9 million at March 31, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
Loans Portfolio Sales and Transfers to Loans Held for Sale
Valley sells residential mortgage loans originated for sale (at fair value) primarily to Fannie Mae and Freddie Mac in the normal course of business. Under certain circumstances, Valley may decide to sell loans that were not originated with the intent to sell.
During the three months ended March 31, 2025, Valley transferred a non-performing construction loan totaling
$10.2 million, net of $638 thousand charge-offs, from the held for investment loan portfolio to loans held for sale. See Note 5 for further details.

During the three months ended March 31, 2024, Valley completed the sale of its commercial premium finance lending business for $96.8 million. This asset sale included $95.5 million of assets, mainly consisting of $93.6 million of loans, and $2.8 million of related liabilities. The transaction generated a $3.6 million net gain for the first quarter 2024.

There were no other transfers or sales of loans from the held for investment portfolio during the three months ended March 31, 2025 and 2024.

Credit Risk Management
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
Credit Quality
The following table presents past due, current, and non-accrual loans without an allowance for loan losses by loan portfolio class at March 31, 2025 and December 31, 2024:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
March 31, 2025
Commercial and industrial	$3,609	$420	$—	$110,146	$114,175	$10,036,030	$10,150,205	$20,402
Commercial real estate:
Commercial real estate	170	—	—	172,011	172,181	25,915,440	26,087,621	128,229
Construction	—	—	—	24,275	24,275	3,002,660	3,026,935	4,477
Total commercial real estate loans	170	—	—	196,286	196,456	28,918,100	29,114,556	132,706
Residential mortgage	16,747	7,700	6,892	35,393	66,732	5,569,675	5,636,407	24,643
Consumer loans:
Home equity	1,661	379	30	4,363	6,433	595,728	602,161	1,332
Automobile	8,508	1,454	448	242	10,652	2,030,575	2,041,227	—
Other consumer	2,718	575	386	21	3,700	1,108,872	1,112,572	—
Total consumer loans	12,887	2,408	864	4,626	20,785	3,735,175	3,755,960	1,332
Total	$33,413	$10,528	$7,756	$346,451	$398,148	$48,258,980	$48,657,128	$179,083

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2024
Commercial and industrial	$2,389	$1,007	$1,307	$136,675	$141,378	$9,790,022	$9,931,400	$15,947
Commercial real estate:
Commercial real estate	20,902	24,903	—	157,231	203,036	26,327,189	26,530,225	91,095
Construction	—	—	—	24,591	24,591	3,090,142	3,114,733	5,002
Total commercial real estate loans	20,902	24,903	—	181,822	227,627	29,417,331	29,644,958	96,097
Residential mortgage	21,295	5,773	3,533	36,786	67,387	5,565,129	5,632,516	23,543
Consumer loans:
Home equity	1,651	181	—	3,961	5,793	598,640	604,433	1,341
Automobile	8,583	1,346	407	230	10,566	1,890,499	1,901,065	—
Other consumer	2,318	2,957	642	24	5,941	1,079,398	1,085,339	—
Total consumer loans	12,552	4,484	1,049	4,215	22,300	3,568,537	3,590,837	1,341
Total	$57,138	$36,167	$5,889	$359,498	$458,692	$48,341,019	$48,799,711	$136,928
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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at March 31, 2025 and December 31, 2024, as well as the gross loan charge-offs by year of origination for the three months ended March 31, 2025 and for the year ended December 31, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$402,895	$1,683,588	$775,801	$657,761	$405,335	$592,244	$4,880,356	$8,136	$9,406,116
Special Mention	13,814	1,186	5,973	3,413	11,255	14,628	210,855	3,766	264,890
Substandard	—	36,081	13,898	62,525	4,373	52,761	217,195	20,266	407,099
Doubtful	—	—	7,120	2	321	51,744	12,913	—	72,100
Total commercial and industrial	$416,709	$1,720,855	$802,792	$723,701	$421,284	$711,377	$5,321,319	$32,168	$10,150,205
Commercial real estate
Risk Rating:
Pass	$600,990	$2,070,782	$2,622,556	$5,052,632	$3,667,440	$8,058,437	$514,996	$78,387	$22,666,220
Special Mention	—	127,965	308,325	293,431	218,617	359,533	165,641	—	1,473,512
Substandard	37,705	68,730	159,182	452,111	330,105	834,911	14,640	68	1,897,452
Doubtful	—	—	3,060	—	34,525	12,852	—	—	50,437
Total commercial real estate	$638,695	$2,267,477	$3,093,123	$5,798,174	$4,250,687	$9,265,733	$695,277	$78,455	$26,087,621
Construction
Risk Rating:
Pass	$153,394	$549,099	$614,599	$324,001	$69,166	$72,943	$1,062,079	$24,850	$2,870,131
Special Mention	—	13,263	4,527	646	9,447	—	29,494	—	57,377
Substandard	—	773	75	8,950	4,477	—	52,222	32,930	99,427
Total construction	$153,394	$563,135	$619,201	$333,597	$83,090	$72,943	$1,143,795	$57,780	$3,026,935
Gross loan charge-offs	$—	$70	$842	$2,488	$7,308	$6,807	$9,776	$14,588	$41,879

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,769,585	$828,087	$703,962	$476,091	$246,992	$392,834	$4,804,095	$6,006	$9,227,652
Special Mention	30,755	3,553	59,434	11,646	270	72,514	147,254	10,762	336,188
Substandard	24,613	13,479	9,415	4,296	2,813	7,382	201,053	39,011	302,062
Doubtful	—	8,911	4	928	—	52,064	3,591	—	65,498
Total commercial and industrial	$1,824,953	$854,030	$772,815	$492,961	$250,075	$524,794	$5,155,993	$55,779	$9,931,400
Commercial real estate
Risk Rating:
Pass	$2,097,314	$2,941,270	$5,310,807	$3,883,333	$2,302,480	$6,086,608	$597,266	$78,621	$23,297,699
Special Mention	156,394	380,852	289,669	192,614	55,739	327,732	141,164	—	1,544,164
Substandard	84,410	107,944	387,638	288,906	236,927	520,858	11,167	—	1,637,850
Doubtful	—	3,060	—	35,756	9,813	1,883	—	—	50,512
Total commercial real estate	$2,338,118	$3,433,126	$5,988,114	$4,400,609	$2,604,959	$6,937,081	$749,597	$78,621	$26,530,225
Construction
Risk Rating:
Pass	$545,597	$680,260	$334,899	$92,765	$17,955	$45,161	$1,224,698	$58,644	$2,999,979
Special Mention	13,278	—	664	5,069	—	2,504	16,691	—	38,206
Substandard	9,835	—	8,950	4,942	—	—	43,474	—	67,201
Doubtful	—	—	2,074	—	7,273	—	—	—	9,347
Total construction	$568,710	$680,260	$346,587	$102,776	$25,228	$47,665	$1,284,863	$58,644	$3,114,733
Gross loan charge-offs	$706	$31,809	$7,523	$44,610	$66,632	$49,436	$3,930	$2,148	$206,794

For residential mortgages, home equity, automobile and other consumer loan portfolio classes, Valley evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of March 31, 2025 and December 31, 2024, as well as the gross loan charge-offs by year of origination for the three months ended March 31, 2025 and for the year ended December 31, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$85,961	$426,158	$408,214	$1,274,491	$1,402,246	$1,939,273	$77,898	$—	$5,614,241
90 days or more past due	—	952	769	3,276	1,749	14,739	—	681	22,166
Total residential mortgage	$85,961	$427,110	$408,983	$1,277,767	$1,403,995	$1,954,012	$77,898	$681	$5,636,407
Consumer loans
Home equity
Performing	$7,472	$22,481	$27,294	$38,220	$9,828	$54,408	$431,436	$9,112	$600,251
90 days or more past due	—	—	3	173	105	1,029	—	600	1,910
Total home equity	7,472	22,481	27,297	38,393	9,933	55,437	431,436	9,712	602,161
Automobile
Performing	$345,515	$787,382	$308,544	$321,091	$178,895	$99,088	$—	$—	$2,040,515
90 days or more past due	—	116	95	170	94	237	—	—	712
Total automobile	345,515	787,498	308,639	321,261	178,989	99,325	—	—	2,041,227
Other consumer
Performing	$5,866	$13,311	$30,004	$14,866	$1,700	$58,528	$976,315	$11,592	$1,112,182
90 days or more past due	—	30	—	61	—	38	—	261	390
Total other consumer	5,866	13,341	30,004	14,927	1,700	58,566	976,315	11,853	1,112,572
Total consumer	$358,853	$823,320	$365,940	$374,581	$190,622	$213,328	$1,407,751	$21,565	$3,755,960
Gross loan charge-offs	$—	$522	$297	$348	$152	$762	$—	$59	$2,140

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$428,138	$413,528	$1,282,524	$1,420,835	$494,430	$1,490,512	$75,479	$954	$5,606,400
90 days or more past due	530	771	1,030	1,533	5,286	16,285	—	681	26,116
Total residential mortgage	$428,668	$414,299	$1,283,554	$1,422,368	$499,716	$1,506,797	$75,479	$1,635	$5,632,516
Consumer loans
Home equity
Performing	$22,947	$29,445	$38,774	$10,302	$3,340	$50,613	$438,817	$9,061	$603,299
90 days or more past due	—	48	51	1	—	855	—	179	1,134
Total home equity	22,947	29,493	38,825	10,303	3,340	51,468	438,817	9,240	604,433
Automobile
Performing	$863,281	$343,203	$363,901	$211,294	$59,288	$59,512	$—	$—	$1,900,479
90 days or more past due	71	122	140	70	2	181	—	—	586
Total automobile	863,352	343,325	364,041	211,364	59,290	59,693	—	—	1,901,065
Other consumer
Performing	$15,164	$25,884	$15,787	$1,588	$337	$53,917	$956,339	$15,917	$1,084,933
90 days or more past due	—	59	61	—	—	38	—	248	406
Total other consumer	15,164	25,943	15,848	1,588	337	53,955	956,339	16,165	1,085,339
Total consumer	$901,463	$398,761	$418,714	$223,255	$62,967	$165,116	$1,395,156	$25,405	$3,590,837
Gross loan charge-offs	$1,014	$1,883	$1,511	$1,015	$519	$2,245	$—	$131	$8,318
Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties.

The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty at March 31, 2025 that were modified during the three months ended March 31, 2025 and 2024, disaggregated by class of financing receivable and type of modification.

	Term extension	Term extension and interest rate reduction	Term extension and principal forgiveness	Other than Insignificant Payment Delay	Total	% of Total Loan Class
	($ in thousands)
Three Months Ended March 31, 2025
Commercial and industrial	$2,145	$—	$—	$5,660	$7,805	0.08%
Commercial real estate	7,398	—	20,823	396	28,617	0.11
Total	$9,543	$—	$20,823	$6,056	$36,422	0.07%
Three Months Ended March 31, 2024
Commercial and industrial	$34,271	$143	$—	$—	$34,414	0.38%
Commercial real estate	62	16,222	—	—	16,284	0.06
Home equity	91	—	—	—	91	0.02
Total	$34,424	$16,365	$—	$—	$50,789	0.10%
The following table describes the types of modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024:

	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Principal Forgiveness (in thousands)		Weighted Average Payment Deferral (in months)
Three Months Ended March 31, 2025
Commercial and industrial	—%	11	$—		6
Commercial real estate	—	31	17,500	*	6
Three Months Ended March 31, 2024
Commercial and industrial	1.11%	3	$—		—
Commercial real estate	1.06	12	—		—
Home equity	—	120	—		—

*    Relates to one loan that was partially charged off during the fourth quarter 2024 with the subsequent execution of the corresponding principal forgiveness completed in the first quarter 2025.

Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the aging analysis of loans that have been modified within the previous 12 months at March 31, 2025 and 2024.

	Current		30-89 Days Past Due		90 Days or More Past Due		Total
March 31, 2025	($ in thousands)
Commercial and industrial	$113,632	*	$—		$—		$113,632
Commercial real estate	243,689		—		46		243,735
Residential mortgage	2,051		—		95		2,146
Home equity	41		—		—		41
Total	$359,413		$—		$141		$359,554
March 31, 2024
Commercial and industrial	$73,859	*	$5,916	*	$4,943	*	$84,718
Commercial real estate	96,217		—		2,153		98,370
Residential mortgage	—		360		—		360
Home equity	122		—		—		122
Total	$170,198		$6,276		$7,096		$183,570

*    Includes non-accrual loans.
The following table provides the amortized cost basis of financing receivables that had a payment default during the three months ended March 31, 2025 and 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

March 31, 2025	Term extension	Other than Insignificant Payment Delay
	(in thousands)
Commercial real estate	$46	$—
Residential mortgage	—	95
Total	$46	$95
March 31, 2024
Commercial and industrial	$7,096	$—
Total	$7,096	$—
Loans in process of foreclosure. OREO balance totaled $7.7 million and $12.2 million at March 31, 2025 and December 31, 2024, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $4.3 million and $4.6 million at March 31, 2025 and December 31, 2024, respectively.
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

The following table presents collateral dependent loans by class as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$102,046	$131,898
Commercial real estate	163,248	156,825
Construction	4,477	15,841
Total commercial real estate loans	167,725	172,666
Residential mortgage	24,897	23,797
Home equity	1,332	1,341
Total	$296,000	$329,702

*    Include non-accrual loans collateralized by taxi medallions totaling $49.2 million and $49.5 million at March 31, 2025 and December 31, 2024, respectively.
Allowance for Credit Losses for Loans
The allowance for credit losses for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments.
The following table summarizes the ACL for loans at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$578,200	$558,850
Allowance for unfunded credit commitments	15,854	14,478
Total allowance for credit losses for loans	$594,054	$573,328
The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$61,299	$46,723
Provision (credit) for unfunded credit commitments	1,376	(1,449)
Total provision for credit losses for loans	$62,675	$45,274

The following table details the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2025 and 2024:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended March 31, 2025
Allowance for loan losses:
Beginning balance	$173,002	$304,148	$58,895	$22,805	$558,850
Loans charged-off	(28,456)	(13,423)	—	(2,140)	(44,019)
Charged-off loans recovered	810	249	168	843	2,070
Net (charge-offs) recoveries	(27,646)	(13,174)	168	(1,297)	(41,949)
Provision (credit) for loan losses	39,344	30,688	(10,157)	1,424	61,299
Ending balance	$184,700	$321,662	$48,906	$22,932	$578,200
Three Months Ended March 31, 2024
Allowance for loan losses:
Beginning balance	$133,359	$249,598	$42,957	$20,166	$446,080
Loans charged-off	(14,293)	(8,798)	—	(1,809)	(24,900)
Charged-off loans recovered	682	241	25	397	1,345
Net (charge-offs) recoveries	(13,611)	(8,557)	25	(1,412)	(23,555)
Provision for loan losses	18,845	24,806	1,395	1,677	46,723
Ending balance	$138,593	$265,847	$44,377	$20,431	$469,248

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at March 31, 2025 and December 31, 2024.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
March 31, 2025
Allowance for loan losses:
Individually evaluated for credit losses	$52,745	$8,674	$26	$—	$61,445
Collectively evaluated for credit losses	131,955	312,988	48,880	22,932	516,755
Total	$184,700	$321,662	$48,906	$22,932	$578,200
Loans:
Individually evaluated for credit losses	$102,046	$167,725	$24,897	$1,332	$296,000
Collectively evaluated for credit losses	10,048,159	28,946,831	5,611,510	3,754,628	48,361,128
Total	$10,150,205	$29,114,556	$5,636,407	$3,755,960	$48,657,128
December 31, 2024
Allowance for loan losses:
Individually evaluated for credit losses	$59,603	$16,225	$27	$—	$75,855
Collectively evaluated for credit losses	113,399	287,923	58,868	22,805	482,995
Total	$173,002	$304,148	$58,895	$22,805	$558,850
Loans:
Individually evaluated for credit losses	$131,898	$172,666	$23,797	$1,341	$329,702
Collectively evaluated for credit losses	9,799,502	29,472,292	5,608,719	3,589,496	48,470,009
Total	$9,931,400	$29,644,958	$5,632,516	$3,590,837	$48,799,711
Note 8. Goodwill and Other Intangible Assets
The carrying amounts of goodwill allocated to Valley's reporting units at both March 31, 2025 and December 31, 2024, were as follows:

Reporting Unit *
Wealth Management	Consumer Banking	Commercial Banking	Total
(in thousands)
$78,142	$349,646	$1,441,148	$1,868,936

*    The Wealth Management and Consumer Banking reporting units are both components of the overall Consumer Banking operating segment, which is further described in Note 15.
During the three months ended March 31, 2025, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three months ended March 31, 2025 and 2024.

The following table summarizes other intangible assets as of March 31, 2025 and December 31, 2024:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
March 31, 2025
Loan servicing rights	$126,659	$(105,739)	$20,920
Core deposits	215,620	(143,767)	71,853
Other	50,393	(21,826)	28,567
Total other intangible assets	$392,672	$(271,332)	$121,340
December 31, 2024
Loan servicing rights	$125,961	$(104,833)	$21,128
Core deposits	215,620	(138,080)	77,540
Other	50,393	(20,400)	29,993
Total other intangible assets	$391,974	$(263,313)	$128,661
Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no impairment of loan servicing rights recognized during the three months ended March 31, 2025 and 2024.
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
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. There was no impairment of core deposits and other intangibles recognized during the three months ended March 31, 2025 and 2024.
The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2025 through 2029:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2025	$1,990	$15,361	$3,954
2026	2,413	17,223	4,805
2027	2,124	13,544	4,205
2028	1,862	10,117	3,633
2029	1,643	7,500	3,081
Valley recognized amortization expense on other intangible assets totaling approximately $8.0 million and $9.4 million for the three months ended March 31, 2025 and 2024, respectively.

Note 9. Deposits
Included in time deposits are certificates of deposit over $250 thousand totaling $2.4 billion at both March 31, 2025 and December 31, 2024.
The scheduled maturities of time deposits as of March 31, 2025 were as follows:

Year	Amount
(in thousands)
2025	$7,611,465
2026	2,725,068
2027	1,265,409
2028	278,296
2029	28,835
Thereafter	14,935
Total time deposits	$11,924,008
Note 10. Borrowed Funds
Short-Term Borrowings
Short-term borrowings at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Securities sold under agreements to repurchase	$59,026	$72,718
Total short-term borrowings	$59,026	$72,718
Long-Term Borrowings
Long-term borrowings at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
FHLB advances, net	$2,253,604	$2,526,608
Subordinated debt, net *	650,963	647,547
Total long-term borrowings	$2,904,567	$3,174,155

*	Subordinated debt is reported net of debt issuance costs that were immaterial at both March 31, 2025 and December 31, 2024.
FHLB advances. Long-term FHLB advances had a weighted average interest rate of 4.47 percent and 4.20 percent at March 31, 2025 and December 31, 2024, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at March 31, 2025 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2025	$—
2026	601,804
2027	926,800
2028	475,000
2029	250,000
Total long-term FHLB advances	$2,253,604
The FHLB advances reported in the table above are not callable for early redemption.
Subordinated debt. There were no new issuances of subordinated debt during the three months ended March 31, 2025. See Note 10 in Valley’s Annual Report for additional information on the outstanding subordinated debt at March 31, 2025.
Note 11. Stock–Based Compensation
Valley maintains an incentive compensation plan to provide additional long-term incentives to officers, employees and non- employee directors whose contributions are essential to the continued growth and success of Valley. Under the plan, Valley may issue awards in amounts up to 14.5 million, subject to certain adjustments. As of March 31, 2025, 6.9 million shares of common stock were available for issuance under the plan.
RSUs are awarded as performance-based RSUs and time-based RSUs. Performance-based RSUs vest based on (i) growth in tangible book value per share plus dividends and (ii) total shareholder return as compared to our peer group. The performance based RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. Generally, time-based RSUs vest ratably in one-third increments each year over a three-year vesting period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common shares) over the applicable performance or service period. Dividend equivalents, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date or forfeited if the applicable performance or service conditions are not met.
The table below summarizes RSU awards granted and average grant date fair values for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
Award shares granted:
Performance-based RSUs	649	958
Time-based RSUs	2,506	2,794
Average grant date fair value per share:
Performance-based RSUs	$11.06	$7.88
Time-based RSUs	$9.96	$8.51
Stock award fair values are expensed over the shorter of the vesting or required service period. Valley recorded total stock-based compensation expense of approximately $6.8 million and $8.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $51.7 million. This expense will be recognized over an average remaining vesting period of approximately 2.4 years. See Note 12 in Valley’s Annual Report for additional information on the stock-based compensation awards.

Note 12. Derivative Instruments and Hedging Activities
Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest and currency rates.
Cash Flow Hedges of Interest Rate Risk.  Valley’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, Valley has used interest rate swaps, from time to time, as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the payment of either fixed or variable-rate amounts in exchange for the receipt of variable or fixed-rate amounts from a counterparty, respectively.
Fair Value Hedges of Fixed Rate Assets and Liabilities. Valley is exposed to changes in the fair value of certain fixed-rate assets and liabilities due to changes in interest rates and uses interest rate swaps to manage the exposure to changes in fair value. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.
During the third quarter 2024, Valley terminated interest rate swaps with a total notional amount of $500 million used to hedge the fair value of certain fixed rate residential loans. The carrying amount of the hedged assets included an immaterial cumulative loss adjustment at the date of termination that will be amortized to earnings through the fourth quarter 2025. See Note 15 to Valley's Annual Report for additional information regarding Valley's fair value hedges.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the type of participation. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At March 31, 2025, Valley had 61 credit swaps with an aggregate notional amount of $855.7 million related to risk participation agreements.
At March 31, 2025, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the Constant Maturity Swap rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand-alone swap tend to move in opposite directions with changes in the three-month Term SOFR rate and, therefore, provide an effective economic hedge.
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
During June 2024, Valley entered into a credit default swap related to approximately $1.5 billion in automobile loans primarily to enhance the risk profile of these assets for regulatory capital purposes. The covered loans have a total remaining balance of approximately $1.0 billion within Valley's $2.0 billion automobile loan portfolio at March 31, 2025. The credit default swap is a free-standing contract measured at fair value with resulting gains or losses recognized in non-interest expense. The premium amortization expense associated with the credit protection totaled $2.0 million for the three months ended March 31, 2025 and was recorded in other expense reported in non-interest expense.
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	March 31, 2025			December 31, 2024
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedge interest rate swaps	$7,078	$13,641	$780,322	$2,419	$13,993	$780,322
Total derivatives designated as hedging instruments	$7,078	$13,641	$780,322	$2,419	$13,993	$780,322
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$304,321	$304,084	$16,545,194	$423,683	$423,492	$16,209,499
Foreign currency derivatives	15,295	14,968	1,532,812	18,011	16,488	1,688,338
Mortgage banking derivatives	28	151	32,605	150	192	45,752
Credit default swap	—	44	1,001,143	—	35	1,142,026
Total derivatives not designated as hedging instruments	$319,644	$319,247	$19,111,754	$441,844	$440,207	$19,085,615
Total derivative financial instruments	$326,722	$332,888	$19,892,076	$444,263	$454,200	$19,865,937

* Other derivative contracts include risk participation agreements.
Gains included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, related to previously terminated interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Amount of gain reclassified from accumulated other comprehensive loss to interest income	$301	$298
The accumulated after-tax gains related to the previously terminated cash flow hedges included in accumulated other comprehensive loss were $1.0 million and $1.2 million at March 31, 2025 and December 31, 2024, respectively. Valley estimates that $1.0 million (before tax) will be reclassified as an increase to interest income over the next 12 months.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Derivative - interest rate swap:
Interest income	$—	$4,879
Interest expense	4,569	(1,291)
Hedged items - loans, time deposits and subordinated debt:
Interest income	$(161)	$(4,924)
Interest expense	(4,532)	1,383
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at March 31, 2025 and December 31, 2024, respectively.

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Asset/ Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/Liability
	(in thousands)
March 31, 2025
Time deposits	$484,240	$3,936
Long-term borrowings *	288,183	(10,843)
December 31, 2024
Time deposits	$482,723	$2,419
Long-term borrowings *	284,966	(13,859)

*    Net carrying amount includes unamortized debt issuance costs of $1.0 million and $1.2 million at March 31, 2025 and December 31, 2024, respectively.
The net losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$(3,059)	$(1,055)
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $5.8 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively.
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
Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of March 31, 2025, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The aggregate fair value of all derivative financial instruments with credit risk-related contingent features was in a net asset position at March 31, 2025. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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
The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of March 31, 2025 and December 31, 2024.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
March 31, 2025
Assets
Interest rate swaps and other contracts	$311,399	$—	$311,399	$48,470	$(248,322)	$111,547
Liabilities
Interest rate swaps and other contracts	$317,725	$—	$317,725	$(48,470)	$—	$269,255
December 31, 2024
Assets
Interest rate swaps and other contracts	$426,102	$—	$426,102	$32,571	$(358,520)	$100,153
Liabilities
Interest rate swaps and other contracts	$437,485	$—	$437,485	$(32,571)	$—	$404,914

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments, and related unfunded commitments at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Other assets:
Affordable housing tax credit investments, net	$21,848	$22,742
Other tax credit investments, net	329,829	278,468
Total tax credit investments, net	$351,677	$301,210
The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Components of income tax expense:
Affordable housing tax credits and other tax benefits	$1,225	$1,396
Other tax credit investment credits and tax benefits	10,889	6,345
Total reduction in income tax expense	$12,114	$7,741
Amortization of tax credit investments:
Affordable housing tax credit investment losses	$700	$875
Affordable housing tax credit investment impairment losses	365	481
Other tax credit investment losses	772	600
Other tax credit investment impairment losses	7,483	3,606
Total amortization of tax credit investments recorded in non-interest expense	$9,320	$5,562
Note 15. Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other.
The CEO of Valley is the CODM who assesses performance of each operating segment to better understand their cost, opportunity value and impact to Valley's consolidated earnings. Each operating segment is reviewed routinely for its asset growth, contribution to our income before income taxes, return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments. No changes to the operating segments were determined necessary during the three months ended March 31, 2025.
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
The following tables represent the financial data for Valley’s operating segments and Treasury and Corporate Other for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,210,226	$38,444,695	$8,236,770	$56,891,691

Interest income	$122,463	$579,896	$82,393	$784,752
Interest expense	65,442	246,411	52,794	364,647
Net interest income	57,021	333,485	29,599	420,105
Provision (credit) for credit losses	(8,733)	71,408	(14)	62,661
Net interest income after provision for credit losses	65,754	262,077	29,613	357,444
Non-interest income	34,354	19,002	4,938	58,294
Non-interest expense
Salary and employee benefits expense	31,974	102,990	7,654	142,618
Net occupancy expense	4,705	17,457	3,726	25,888
Technology, furniture, and equipment expense	6,237	19,853	3,806	29,896
FDIC insurance assessment	2,700	10,167	—	12,867
Professional and legal fees	2,899	10,943	1,828	15,670
Other segment items *	14,286	15,443	19,950	49,679
Total non-interest expense	$62,801	$176,853	$36,964	$276,618
Income (loss) before income taxes	$37,307	$104,226	$(2,413)	$139,120
Return on average interest earning assets (pre-tax)	1.46%	1.08%	(0.12)%	0.98%
Net interest margin	2.24%	3.47%	1.44%	2.95%

	Three Months Ended March 31, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,796,681	$40,449,910	$6,372,206	$56,618,797

Interest income	$113,762	$657,791	$57,103	$828,656
Interest expense	75,286	310,852	48,970	435,108
Net interest income	38,476	346,939	8,133	393,548
Provision (credit) for credit losses	3,072	42,202	(74)	45,200
Net interest income after provision for credit losses	35,404	304,737	8,207	348,348
Non-interest income	33,165	23,130	5,120	61,415
Non-interest expense
Salary and employee benefits expense	28,658	101,858	11,315	141,831
Net occupancy expense	4,268	17,363	2,692	24,323
Technology, furniture, and equipment expense	6,537	25,264	3,661	35,462
FDIC insurance assessment	2,114	8,728	7,394	18,236
Professional and legal fees	2,827	12,082	1,556	16,465
Other segment items *	12,591	13,203	18,199	43,993
Total non-interest expense	$56,995	$178,498	$44,817	$280,310
Income (loss) before income taxes	$11,574	$149,369	$(31,490)	$129,453
Return on average interest earning assets (pre-tax)	0.47%	1.48%	(1.98)%	0.91%
Net interest margin	1.57%	3.43%	0.51%	2.78%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.

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
•the impact of unfavorable macroeconomic conditions or downturns, including instability or volatility in financial markets resulting from the impact of tariffs, any retaliatory actions, related market uncertainty, or other factors; debt default or rating downgrade; unanticipated loan delinquencies; loss of collateral; decreased service revenues; increased business disruptions or failures; reductions in employment; and other potential negative effects on our business, employees or clients caused by factors outside of our control, such as legislation and policy changes under the new U.S. presidential administration, geopolitical instabilities or events, natural and other disasters, including severe weather events, health emergencies, acts of terrorism, or other external events;
•the impact of any potential instability within the U.S. financial sector or future bank failures, including the possibility of a run on deposits by a coordinated deposit base, and the impact of the actual or perceived soundness, or concerns about the creditworthiness, of other financial institutions, including any resulting disruption within the financial markets, increased expenses, including FDIC insurance assessments, or adverse impact on our stock price, deposits or our ability to borrow or raise capital;
•the impact of negative public opinion regarding Valley or banks in general that damages our reputation and adversely impacts business and revenues;
•changes in the statutes, regulations, policies, or enforcement priorities of the federal bank regulatory agencies;
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
•the inability to grow customer deposits to keep pace with the level of loan growth;
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
•greater than expected technology-related costs due to, among other factors, prolonged or failed implementations, additional project staffing and obsolescence caused by continuous and rapid market innovations;
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
A detailed discussion of factors that could affect our results is included in our SEC filings, including Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024.
We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations, except as required by law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Estimates
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At March 31, 2025, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report, and there have been no material changes in such policies and estimates since the date of Valley’s Annual Report.
New Authoritative Accounting Guidance
See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At March 31, 2025, Valley had consolidated total assets of approximately $61.9 billion, total net loans of $48.1 billion, total deposits of $50.0 billion and total shareholders’ equity of $7.5 billion. Valley operates many convenient branch office locations and commercial banking offices in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, California, Alabama, and Illinois. Of our current 229 branch network, 55 percent, 18 percent, and 18 percent of the branches are located in New Jersey, New York, and Florida, respectively, with the remaining 9 percent of the branches in Alabama, California, and Illinois combined.

Financial Condition. During the first quarter 2025, we continued to strengthen our balance sheet to best perform in the current uncertain economic environment, while also prudently managing and reducing the overall risk of our loan portfolio. The following items, including key balance sheet initiatives, are highlights at March 31, 2025.
•Commercial Real Estate Loan Concentration: Total commercial real estate loans (including construction loans) totaled $29.1 billion, or 59.8 percent of total loans at March 31, 2025 as compared to $29.6 billion, or 60.7 percent of total loans at December 31, 2024. The decrease was mostly due to normal repayment activity and selective originations as we continue to proactively diversify our loan portfolio by reducing new originations of certain types of transactional commercial real estate lending, such as non-owner occupied and multifamily loans to single-product borrowers. As a result, our CRE loan concentration ratio declined to approximately 353 percent at March 31, 2025 from 362 percent at December 31, 2024. Our current balance sheet goal is to reduce CRE concentration ratio to below 350 percent by December 31, 2025. See further details of our loan activities under the “Loan Portfolio” section below.
•Regulatory Capital and Shareholders' Equity: Total shareholders' equity increased $64.8 million to $7.5 billion at March 31, 2025 as compared to December 31, 2024. Valley's total risk-based capital, common equity Tier 1 capital, Tier 1 capital and Tier 1 leverage capital ratios were 13.91 percent, 10.80 percent, 11.53 percent, and 9.41 percent, respectively, at March 31, 2025 as compared to 13.87 percent, 10.82 percent, 11.55 percent and 9.16 percent, respectively, at December 31, 2024. Currently, we expect that Valley's common equity Tier 1 capital will gradually increase to approximately 11 percent by December 31, 2025 largely through projected growth in our retained earnings and continuous management of the overall regulatory risk weighted asset profile of our balance sheet, including the goal to reduce our commercial real estate loan concentration. See the "Capital Adequacy" section below for more information.
•Allowance for Credit Losses for Loans: The ACL for loans totaled $594.1 million and $573.3 million at March 31, 2025 and December 31, 2024, respectively, representing 1.22 percent and 1.17 percent of total loans at each respective date. The increase reflects, among other factors, an increase in quantitative reserves and continued growth in the commercial and industrial loan portfolio. Given our current projections for continued growth in our commercial and industrial loan portfolio and credit trends within our loan portfolio, we anticipate the ACL could continue to migrate towards approximately 1.25 percent of total loans by December 31, 2025. See the “Allowance for Credit Losses" section for additional information.
•Credit Quality: Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) decreased $47.5 million to $51.7 million, or 0.11 percent of total loans, at March 31, 2025 as compared to $99.2 million, or 0.20 of total loans, at December 31, 2024. Non-accrual loans totaled $346.5 million, or 0.71 percent of total loans, at March 31, 2025 as compared to $359.5 million, or 0.74 percent of total loans, at December 31, 2024. See the “Non-Performing Assets” section for additional information.
•Liquid Assets: Our liquid assets totaled $5.1 billion at March 31, 2025, representing 9.1 percent of interest earning assets as compared with $5.5 billion, or 9.6 percent of interest earning assets at December 31, 2024. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. See the “Bank Liquidity” section for additional information.
•Deposits: Non-interest bearing deposits increased $199.9 million to $11.6 billion at March 31, 2025 from December 31, 2024 largely due to higher inflows of commercial customer deposits during the first quarter 2025. Savings, NOW, and money market deposits increased $108.6 million to $26.4 billion at March 31, 2025 from December 31, 2024 mostly due to new deposits from our online savings deposit product offerings. Total actual deposit balances decreased $110.0 million to $50.0 billion at March 31, 2025 as compared to $50.1 billion at December 31, 2024 as the increases in our direct customer deposits were offset by a $726.5 million decrease in indirect customer deposits (consisting largely of brokered CDs) during the first quarter 2025. See the "Deposits" section below for more details.
•Investment Securities: Total investment securities increased $305.6 million to $7.3 billion, or 11.8 percent of total assets, at March 31, 2025 as compared to December 31, 2024 mainly due to targeted purchases of residential mortgage backed securities primarily issued by Ginnie Mae (with a risk-weighting of zero for regulatory capital purposes) that were classified as AFS. See the “Investment Securities Portfolio” section for more details.
Quarterly Results. Net income for the first quarter 2025 was $106.1 million, or $0.18 per diluted common share, as compared to $96.3 million, or $0.18 per diluted common share, for the first quarter 2024. The $9.8 million increase in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:
•a $26.6 million increase in net interest income mainly driven by lower interest rates on most interest bearing deposit products in the first quarter 2025 and additional interest income from investment security purchases, partially offset by lower yields on adjustable-rate loans; and
•a $3.7 million decrease in non-interest expense primarily due to decreases in technology, furniture and equipment expense and FDIC assessment fees, largely offset by higher amortization of tax credit investments and other expense;
Which were partially offset by:
•a $17.5 million increase in our provision for credit losses largely due to higher quantitative reserves allocated to commercial real estate loans, significant growth within the commercial and industrial loan category and the impact of loan charge-offs; and
•a $3.1 million decrease in non-interest income that was mainly driven by lower gains on sales of assets and decreases in tax advisory fees (within wealth management and trust fees) and other income, partially offset by moderate increases in several other categories.
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense” and “Income Taxes” sections below for more details on the impact of the items above and other infrequent non-core items impacting our first quarter 2025 results.
U.S. Economic Conditions. During the first quarter 2025, real gross GDP decreased at an estimated annual rate of 0.3 percent as compared to an increase of 2.5 percent during the fourth quarter 2024. The contraction in GDP was primarily driven by a significant increase in imports likely caused by businesses and consumers stockpiling goods before potential tariffs take effect, as well as a reduction in government spending. These movements were partially offset by increases in investment, consumer spending and net exports. In addition, most measures of inflation continued to reflect a moderation in price pressures during the first quarter 2025. The rate of inflation declined to 2.4 percent in the first quarter 2025 as compared to 2.9 percent for the fourth quarter 2024.
Over the last four months of 2024 at its Federal Open Market Committee meetings, the Federal Reserve lowered the target range for the federal funds rate from 5.25 – 5.50 percent to 4.25 – 4.50 percent. The latest projections from the Committee’s last meeting in March indicate two rate cuts in 2025. With inflation remaining somewhat elevated in recent months, unpredictability regarding U.S. government tariff plans, and overall uncertainty around the economic outlook, the Committee held rates steady in March 2025. Additionally, the Committee indicated it will slow the pace of its securities runoff to $5 billion per month starting in April, down from its prior reductions of $25 billion per month.
The 10-year U.S. Treasury note yield ended the first quarter 2025 at 4.23 percent, or 35 basis points lower as compared to the fourth quarter 2024, and the 2-year U.S. Treasury note yield ended the first quarter 2025 at 3.89 percent, or 36 basis points lower as compared to the fourth quarter 2024.
For all commercial banks in the U.S., total loans and leases grew 1.0 percent from December 31, 2024 to March 31, 2025. Commercial and industrial lending decreased 0.3 percent and commercial real estate lending increased 0.4 percent during the same period. For the first quarter of 2025, banks reported continued easing of underwriting standards for most commercial and industrial loan products, as well as commercial real estate loans. Banks reported a continued increase in demand for commercial and industrial loans and a modest increase in demand for commercial real estate loans, as investor activity picked up in the first quarter 2025 due to the decline in market interest rates.
Entering the first quarter of 2025, there was a general sense of an economic recovery and improving operating environment, and the Federal Reserve started to see modest progress in their efforts to combat inflation. However, more recent economic and political developments, such as new tariff policies, strict immigration enforcement, government spending cuts, a potentially weakening job market, continued elevated market interest rates, and ongoing geopolitical conflicts has weakened the current economic outlook. As a result of these factors, many market analysts have increased the likelihood of a recession in the coming year in their forecasts, and foresee an overall challenging bank operating environment. Should these conditions persist or further deteriorate, they may adversely impact our banking clients and our financial results, as highlighted elsewhere in this MD&A.
Deposits and Other Borrowings
We define cumulative deposit beta as the change in our cost of total deposits relative to the change in the average Fed Funds (upper bound) rate. We differentiate between the cumulative deposit beta during the rate increase cycle, which began in the first quarter of 2022 and ended in the second quarter of 2024, and the cumulative deposit beta during the rate decrease cycle which started in the third quarter of 2024. Our cumulative deposit beta in the interest rate increase cycle (between December 31, 2021 and June 30, 2024) was approximately 58 percent. The Federal Reserve started an interest rate decrease cycle during the third quarter 2024. Our cumulative deposit beta in this current interest rate decrease cycle (between June 30, 2024 and March 31, 2025) was 53 percent as compared to 34 percent (between June 30, 2024 and December 31, 2024) one quarter ago. The continued increase of our cumulative deposit beta in the first quarter 2025 was mainly driven by a full quarter’s impact of the Federal Reserve's rate cuts in November and December 2024, and our ability to broadly reduce costs of interest bearing deposit products coupled with a reduction of higher cost indirect customer CDs. See the "Net Interest Income" section for additional details on the changes in our cost of deposits during the first quarter 2025.
Total average deposits decreased by $1.6 billion to $49.1 billion for the first quarter 2025 as compared to the fourth quarter 2024. Average time deposits balances decreased $2.0 billion from the fourth quarter 2024 largely due to the maturity and repayment of higher cost indirect customer (i.e., brokered) CDs, partially offset by new direct retail customer CDs during the first quarter 2025. Average savings, NOW and money market deposits increased $417.8 million to $26.3 billion for the first quarter 2025 as compared to the fourth quarter 2024. Average non-interest-bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 54 percent, and 24 percent of total deposits for the first quarter 2025, respectively, as compared to 22 percent, 51 percent, and 27 percent of total deposits for the fourth quarter 2024, respectively.
Actual ending balances for deposits decreased $110.0 million to $50.0 billion at March 31, 2025 from December 31, 2024 mainly due to a $418.5 million decrease in time deposits, partially offset by increases of $199.9 million and $108.6 million in non-interest bearing deposits and savings, NOW and money market deposits, respectively. The decrease in time deposit balances was mainly driven by a decline of approximately $661 million in indirect customer CDs, partially offset by deposit inflows from new retail CD offerings during the first quarter 2025. The increase in non-interest bearing was mostly due to higher commercial customer deposit inflows late in the first quarter 2025. Savings, NOW and money market deposit balances increased at March 31, 2025 from December 31, 2024 largely due to new deposits from our online savings deposit product offerings, partially offset by lower governmental deposits account balances. Total indirect customer deposits (including both brokered money market and time deposits) totaled $6.3 billion and $7.0 billion in March 31, 2025 and December 31, 2024, respectively. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 53 percent, and 24 percent of total deposits as of March 31, 2025, respectively, as compared to 23 percent, 52 percent, and 25 percent of total deposits as of December 31, 2024, respectively.

The following table summarizes CDs included in time deposits in excess of the FDIC insurance limit by maturity at March 31, 2025:

March 31, 2025
(in thousands)
Less than three months	$914,809
Three to six months	572,701
Six to twelve months	757,780
More than twelve months	133,083
Total	$2,378,373
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $13.0 billion, or 26 percent of total deposits, at March 31, 2025 as compared to $12.6 billion, or 25 percent of total deposits, at December 31, 2024.
While we maintained a diversified commercial and consumer deposit base at March 31, 2025, deposit gathering initiatives and our current direct customer deposit base could be challenged due to market competition, attractive non-deposit investment alternatives in the financial markets and other factors. As a result, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at March 31, 2025. Management continuously monitors liquidity and all available funding sources including non-deposit borrowings discussed below. See the “Liquidity and Cash Requirements” section of this MD&A for additional information.
The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
	(in thousands)
Average short-term borrowings:
FHLB advances	$241,944	$6,087	$1,470,879
Securities sold under repurchase agreements	60,693	65,221	67,000
Federal funds purchased	5,000	1,196	—
Total	$307,637	$72,504	$1,537,879

Average long-term borrowings:
FHLB advances	$2,300,093	$2,529,895	$1,930,702
Subordinated debt	648,738	646,957	638,008
Junior subordinated debentures issued to capital trusts	57,500	57,412	57,152
Total	$3,006,331	$3,234,264	$2,625,862
Average short-term borrowings increased by $235.1 million and decreased $1.2 billion during the first quarter 2025 as compared to the fourth quarter 2024 and first quarter 2024, respectively. The decrease from the first quarter 2024 was mostly driven by a shift from the use of short-term FHLB advances to primarily indirect customer deposits in our average mix of funding sources since the second quarter 2024.
Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) decreased $227.9 million as compared to the fourth quarter 2024 and increased $380.5 million as compared to the first quarter 2024. The increase as compared to the first quarter 2024 was partly due to new FHLB advances totaling $1.0 billion issued in early March 2024, partially offset by the maturity and repayment of $273 million of FHLB advances in January 2025.

Actual ending balances for short-term borrowings, consisting of securities sold under agreements to repurchase, decreased $13.7 million to $59.0 million at March 31, 2025 from December 31, 2024. Long-term borrowings totaled $2.9 billion at March 31, 2025 and decreased $269.6 million as compared to December 31, 2024 due to the aforementioned repayment of FHLB advances in January 2025.
Non-GAAP Financial Measures
The table below presents selected performance indicators, their comparative non-GAAP measures and the (non-GAAP) efficiency ratio for the periods indicated. Valley believes that the non-GAAP financial measures provide useful supplemental information to both management and investors in understanding Valley's underlying operational performance, business, and performance trends, and may facilitate comparisons of our current and prior performance with the performance of others in the financial services industry. Management utilizes these measures for internal planning, forecasting, and analysis purposes. Management believes that Valley’s presentation and discussion of this supplemental information, together with the accompanying reconciliations to the GAAP financial measures, also allows investors to view performance in a manner similar to management. These non-GAAP financial measures should not be considered in isolation, as a substitute for or superior to financial measures calculated in accordance with GAAP. These non-GAAP financial measures may also be calculated differently from similar measures disclosed by other companies.
The following table presents our annualized performance ratios:

	Three Months Ended March 31,
	2025	2024
Selected Performance Indicators	($ in thousands)
GAAP measures:
Net income, as reported	$106,058	$96,280
Return on average assets	0.69%	0.63%
Return on average shareholders’ equity	5.69	5.73
Non-GAAP measures:
Net income, as adjusted	$106,066	$99,448
Return on average assets, as adjusted	0.69%	0.65%
Return on average shareholders' equity, as adjusted	5.69	5.91
Return on average tangible shareholders' equity (ROATE)	7.76	8.19
ROATE, as adjusted	7.76	8.46
Efficiency ratio, as adjusted	55.87	59.10

	March 31, 2025	December 31, 2024
Common Equity Per Share Data:
Book value per common share (GAAP)	$12.76	$12.67
Tangible book value per common share (non-GAAP)	9.21	9.10

Non-GAAP Reconciliations to GAAP Financial Measures
Adjusted net income is computed as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income, as reported (GAAP)	$106,058	$96,280
Non-GAAP adjustments:
Add: FDIC special assessment (1)	—	7,394
Add: Losses on available for sale and held to maturity debt securities, net (2)	11	7
Less: Restructuring charge (3)	—	620
Less: Gain on sale of commercial premium finance lending division (4)	—	(3,629)
Total non-GAAP adjustments to net income	$11	$4,392
Income tax adjustments related to non-GAAP adjustments (5)	(3)	(1,224)
Net income, as adjusted (non-GAAP)	$106,066	$99,448

(1)	Included in the FDIC insurance assessment.
(2)	Included in gains on securities transactions, net.
(3)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(4)	Included in gains on sales of assets, net.
(5)	Calculated using the appropriate blended statutory tax rate for the applicable period.
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
Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net income, as adjusted (non-GAAP)	$106,066	$99,448
Average assets (GAAP)	$61,502,768	$61,256,868
Annualized return on average assets, as adjusted (non-GAAP)	0.69%	0.65%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net income, as adjusted (non-GAAP)	$106,066	$99,448
Average shareholders' equity (GAAP)	$7,458,177	$6,725,695
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	5.69%	5.91%
ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net income, as reported (GAAP)	$106,058	$96,280
Net income, as adjusted (non-GAAP)	$106,066	$99,448
Average shareholders’ equity (GAAP)	$7,458,177	$6,725,695
Less: Average goodwill and other intangible assets (GAAP)	1,994,061	2,024,999
Average tangible shareholders’ equity (non-GAAP)	$5,464,116	$4,700,696
Annualized ROATE (non-GAAP)	7.76%	8.19%
Annualized ROATE, as adjusted (non-GAAP)	7.76%	8.46%
The efficiency ratio is computed as follows:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$276,618	$280,310
Less: FDIC special assessment (1)	—	7,394
Less: Restructuring charge (2)	—	620
Less: Amortization of tax credit investments	9,320	5,562
Total non-interest expense, as adjusted (non-GAAP)	$267,298	$266,734
Net interest income, as reported (GAAP)	420,105	393,548
Total non-interest income, as reported (GAAP)	58,294	61,415
Add: Losses on available for sale and held to maturity debt securities, net (3)	11	7
Less: Gain on sale of commercial premium finance lending division (4)	—	(3,629)
Gross operating income, as adjusted (non-GAAP)	$478,410	$451,341
Efficiency ratio (non-GAAP)	55.87%	59.10%

(1)	Included in the FDIC insurance expense.
(2)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(3)	Included in gains on securities transactions, net.
(4)	Included in gains on sales of assets, net.

Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	March 31, 2025	December 31, 2024
	($ in thousands, except for share data)
Common shares outstanding	560,028,101	558,786,093
Shareholders’ equity (GAAP)	$7,499,897	$7,435,127
Less: Preferred stock	354,345	354,345
Less: Goodwill and other intangible assets	1,990,276	1,997,597
Tangible common shareholders’ equity (non-GAAP)	$5,155,276	$5,083,185
Book value per common share (GAAP)	$12.76	$12.67
Tangible book value per common share (non-GAAP)	$9.21	$9.10
Net Interest Income
Net interest income on a tax equivalent basis of $421.4 million for the first quarter 2025 decreased $2.9 million compared to the fourth quarter 2024 and increased $26.5 million as compared to the first quarter 2024. Interest income on a tax equivalent basis decreased $50.1 million to $786.0 million for the first quarter 2025 as compared to the fourth quarter 2024. The decrease was mostly driven by the impact of (i) two less days in the first quarter 2025, (ii) the bulk sale of certain performing CRE loans during the fourth quarter 2024, and (iii) downward repricing on adjustable rate loans. Total interest expense decreased $47.2 million to $364.6 million for the first quarter 2025 as compared to the fourth quarter 2024 mainly due to (i) the aforementioned reduction in day count, (ii) a $2.0 billion decrease in average time deposit balances (primarily related to the maturity and repayment of higher cost indirect customer CDs) and (iii) lower interest rates on many interest bearing deposit products in the first quarter 2025.
Average interest earning assets increased $272.9 million to $56.9 billion for the first quarter 2025 as compared to the first quarter 2024 mainly due to a $2.0 billion increase in average taxable investments largely resulting from purchases of residential mortgage-backed securities classified as available for sale over the past 12 months, largely offset by lower average loan balances. Compared to the fourth quarter 2024, average interest earning assets decreased by $1.3 billion during the first quarter 2025. The decrease was mainly driven by decreases of $1.1 billion and $831.1 million in average loans and overnight interest bearing cash balances, respectively, partially offset by an increase of $596.9 million in average taxable investments. The decrease in average loan balances to $48.7 billion for the first quarter 2025 was mostly due to the bulk sale of certain performing CRE loans during the fourth quarter 2024 and continued CRE loan repayment activity. The decline in average overnight interest bearing cash balances was largely the result of excess funds from both loan sales and issuance of common stock in the fourth quarter 2024 used, in part, to repay maturing indirect customer time deposits and purchase taxable investment securities in the first quarter 2025.
Average interest bearing liabilities decreased $325.9 million to $41.2 billion for the first quarter 2025 as compared to the first quarter 2024 primarily due to a decrease of $1.2 billion in average short-term borrowings, partially offset by increases of $523.9 million and $380.5 million in average interest bearing deposits and long-term borrowings, respectively. The $1.2 billion decrease in average short-term borrowings was mostly the result of a shift from the use of short-term FHLB advances to indirect customer time deposits in our mix of liquidity funding sources starting in the second quarter 2024. As compared to the fourth quarter 2024, average interest bearing liabilities decreased by $1.5 billion for the first quarter 2025 largely due to a decrease in average time deposit balances caused by the aforementioned repayment of maturing indirect customer time deposits. See additional information under “Deposits and Other Borrowings” in the Executive Summary section above.
Net interest margin on a tax equivalent basis of 2.96 percent for the first quarter 2025 increased by 4 basis points from 2.92 percent for the fourth quarter 2024 and increased 17 basis points from 2.79 percent for the first quarter 2024. The increase as compared to the fourth quarter 2024 was mostly due to the 29 basis point decline in our cost of total average deposits, largely offset by the lower yield on average interest earning assets. The yield on average interest earning assets decreased by 22 basis points to 5.53 percent on a linked quarter basis largely due to downward repricing of our adjustable rate loans and two less days in the first quarter 2025, partially offset by higher yielding investment purchases. The overall cost of average interest bearing liabilities decreased 31 basis points to 3.54 percent for the first quarter 2025 as compared to the fourth quarter 2024 largely due to a decrease in higher cost time deposits and lower interest rates on most deposit products. Our cost of total average deposits was 2.65 percent for the first quarter 2025 as compared to 2.94 percent and 3.16 percent for the fourth quarter 2024 and the first quarter 2024, respectively.
In Valley's Annual Report, we provided guidance that we anticipated net interest income growth of approximately 9 to 12 percent for the full year of 2025 as compared to $1.6 billion reported for 2024. Based upon our current projections, we now expect the growth of our net interest income for 2025 to fall within the low-end of the 9 to 12 percent range largely due to lower anticipated loan growth and continued lending spread compression. Our forecasts include additional assumptions and, therefore, we cannot provide any assurances that our future net interest income or margin will meet our current estimates or remain near the levels reported for the first quarter 2025. For a detailed discussion on the risks related to interest rates please refer to Part I, Item 1A. “Risk Factors” in Valley's Annual Report.

The following table reflects the components of net interest income for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$48,654,921	$703,632	5.78%	$49,730,130	$750,690	6.04%	$50,246,591	$771,577	6.14%
Taxable investments (3)	7,100,958	69,562	3.92	6,504,106	61,843	3.80	5,094,978	42,625	3.35
Tax-exempt investments (1)(3)	552,291	5,952	4.31	565,877	6,080	4.30	579,842	6,071	4.19
Interest bearing deposits with banks	583,521	6,879	4.72	1,414,670	17,513	4.95	697,386	9,682	5.55
Total interest earning assets	56,891,691	786,025	5.53	58,214,783	836,126	5.75	56,618,797	829,955	5.86
Allowance for credit losses	(577,551)			(551,304)			(450,331)
Cash and due from banks	418,806			427,777			439,176
Other assets	4,950,547			4,886,157			4,805,001
Unrealized gains (losses) on securities available for sale, net	(180,725)			(112,075)			(155,775)
Total assets	$61,502,768			$62,865,338			$61,256,868
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$26,345,983	$200,221	3.04%	$25,928,201	$214,489	3.31%	$24,793,452	$232,506	3.75%
Time deposits	11,570,758	125,069	4.32	13,530,980	158,716	4.69	12,599,395	151,065	4.80
Total interest bearing deposits	37,916,741	325,290	3.43	39,459,181	373,205	3.78	37,392,847	383,571	4.10
Short-term borrowings	307,637	2,946	3.83	72,504	293	1.62	1,537,879	20,612	5.36
Long-term borrowings (4)	3,006,331	36,411	4.84	3,234,264	38,351	4.74	2,625,862	30,925	4.71
Total interest bearing liabilities	41,230,709	364,647	3.54	42,765,949	411,849	3.85	41,556,588	435,108	4.19
Non-interest bearing deposits	11,222,562			11,266,899			11,183,127
Other liabilities	1,591,320			1,577,331			1,791,458
Shareholders’ equity	7,458,177			7,255,159			6,725,695
Total liabilities and shareholders’ equity	$61,502,768			$62,865,338			$61,256,868
Net interest income/interest rate spread (5)		$421,378	1.99%		$424,277	1.90%		$394,847	1.67%
Tax equivalent adjustment		(1,273)			(1,300)			(1,299)
Net interest income, as reported		$420,105			$422,977			$393,548
Net interest margin (6)			2.95%			2.91%			2.78%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			2.96%			2.92%			2.79%
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
Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2025 Compared to March 31, 2024
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$(23,940)	$(44,005)	$(67,945)
Taxable investments	18,782	8,155	26,937
Tax-exempt investments*	(294)	175	(119)
Federal funds sold and other interest bearing deposits	(1,457)	(1,346)	(2,803)
Total decrease in interest income	(6,909)	(37,021)	(43,930)
Interest Expense:
Savings, NOW and money market deposits	13,874	(46,159)	(32,285)
Time deposits	(11,783)	(14,213)	(25,996)
Short-term borrowings	(13,019)	(4,647)	(17,666)
Long-term borrowings and junior subordinated debentures	4,587	899	5,486
Total decrease in interest expense	(6,341)	(64,120)	(70,461)
Total (decrease) increase in net interest income	$(568)	$27,099	$26,531

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income
Non-interest income represented 12.2 percent and 13.5 percent of total net interest income plus non-interest income for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, non-interest income decreased $3.1 million as compared to the same quarter in 2024 mainly driven by lower gains on sales of assets and decreases in wealth management and trust fees and other income, partially offset by moderate increases in several other categories. See further details below.

The following table presents the components of non-interest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Wealth management and trust fees	$15,031	$17,930
Insurance commissions	3,402	2,251
Capital markets	6,940	5,670
Service charges on deposit accounts	12,726	11,249
Gains on securities transactions, net	46	49
Fees from loan servicing	3,215	3,188
Gains on sales of loans, net	2,197	1,618
Gains on sales of assets, net	43	3,694
Bank owned life insurance	4,777	3,235
Other	9,917	12,531
Total non-interest income	$58,294	$61,415
Wealth management and trust fee income decreased $2.9 million for the three months ended March 31, 2025 as compared to the same quarter in 2024 mainly due to a decrease of $3.0 million in tax credit advisory service fees due to a lower volume of transactions.
Capital markets income increased $1.3 million for the three months ended March 31, 2025 as compared to the same quarter in 2024 mostly due to an increase in the volume of interest rate swap transactions related to commercial lending activities.
Service charges on deposit accounts increased $1.5 million for the three months ended March 31, 2025 as compared to the same quarter in 2024 mainly due to additional treasury service related fees for commercial deposit accounts.
Net gains on sales of assets decreased $3.7 million for the three months ended March 31, 2025 as compared to the same quarter in 2024 primarily as a result of a $3.6 million net gain realized on the sale of our commercial premium finance lending business during the first quarter 2024.
Bank owned life insurance income increased $1.5 million for the three months ended March 31, 2025 as compared to the same quarter in 2024 due to higher returns on the underlying investment securities.
Other non-interest income decreased $2.6 million for the three months ended March 31, 2025 as compared to the same period in 2024 partly due to a decrease in gains realized on the change in the fair value of equity securities.
Non-Interest Expense
Non-interest expense decreased $3.7 million for the three months ended March 31, 2025 as compared to the same quarter in 2024 mainly due to decreases in technology, furniture and equipment expense and FDIC insurance assessment fees, largely offset by higher amortization of tax credit investments and increased other expense. See further details below.

The following table presents the components of non-interest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Salary and employee benefits expense	$142,618	$141,831
Net occupancy expense	25,888	24,323
Technology, furniture and equipment expense	29,896	35,462
FDIC insurance assessment	12,867	18,236
Amortization of other intangible assets	8,019	9,412
Professional and legal fees	15,670	16,465
Amortization of tax credit investments	9,320	5,562
Other	32,340	29,019
Total non-interest expense	$276,618	$280,310
Net occupancy expense increased $1.6 million for the three months ended March 31, 2025 compared to the same quarter in 2024 mainly due to incremental increases in rent expense, cleaning and maintenance and property tax expenses.
Technology, furniture and equipment expense decreased $5.6 million for the three months ended March 31, 2025 as compared to the same quarter of 2024, mostly due to a decrease in software licensing costs, as well as lower depreciation expense and telecommunication related expense.
FDIC insurance assessment expense decreased $5.4 million for the three months ended March 31, 2025 as compared to the same quarter of 2024 primarily due to FDIC special assessment expenses of $7.4 million recorded in the first quarter of 2024.
Amortization of other intangibles decreased $1.4 million for the three months ended March 31, 2025 as compared to the same quarter of 2024 mainly due to a decline in amortization expense related to core deposits and loan servicing rights.
Amortization of tax credit investments increased $3.8 million for the three months ended March 31, 2025 as compared to the same quarter of 2024 mainly due to large purchases of tax-advantaged investments over the last twelve months. See Note 14 for more details regarding our tax credit investments.
Other non-interest expense increased $3.3 million for the three months ended March 31, 2025 as compared to the same quarter in 2024 largely due to a $2.9 million loss from the sale of one commercial real estate OREO property, as well as additional costs related to a loan credit risk transfer transaction, consisting of a credit default swap, executed in June 2024. The premium expense and other transaction costs associated with this credit protection totaled $2.0 million for the three months ended March 31, 2025. These increases were partially offset by a $1.9 million decrease in advertising expense.
Income Taxes
Income tax expense totaled $33.1 million for the first quarter 2025 as compared to an income tax benefit of $26.7 million for the fourth quarter 2024 and income tax expense of $33.2 million for the first quarter 2024. Our effective tax rate was 23.8 percent, negative 29.9 percent and 25.6 percent for the first quarter 2025, fourth quarter 2024 and first quarter 2024, respectively. The tax benefit and negative effective tax rate fourth quarter 2024 reflected a $46.4 million total reduction in uncertain tax liability positions and related accrued interest due to statute of limitation expirations. The decrease in the effective tax rate from the first quarter 2024 was primarily due to a higher level of investment in tax credits.

GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will be approximately within the 23 to 25 percent range for the remainder of 2025.
Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. The accounting for each operating segment and Treasury and Corporate Other includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under GAAP. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to those of any other financial institution. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. Certain prior period amounts have been reclassified to conform to the current presentation for each operating segment and Treasury and Corporate Other. See Note 15 to the consolidated financial statements for additional details.
The following tables present the financial data for Valley's operating segments, and Treasury and Corporate Other for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,210,226	$38,444,695	$8,236,770	$56,891,691

Interest income	$122,463	$579,896	$82,393	$784,752
Interest expense	65,442	246,411	52,794	364,647
Net interest income	57,021	333,485	29,599	420,105
(Credit) provision for credit losses	(8,733)	71,408	(14)	62,661
Net interest income after provision for credit losses	65,754	262,077	29,613	357,444
Non-interest income	34,354	19,002	4,938	58,294
Non-interest expense
Salary and employee benefits expense	31,974	102,990	7,654	142,618
Net occupancy expense	4,705	17,457	3,726	25,888
Technology, furniture, and equipment expense	6,237	19,853	3,806	29,896
FDIC insurance assessment	2,700	10,167	—	12,867
Professional and legal fees	2,899	10,943	1,828	15,670
Other segment items *	14,286	15,443	19,950	49,679
Total non-interest expense	$62,801	$176,853	$36,964	$276,618
Income (loss) before income taxes	$37,307	$104,226	$(2,413)	$139,120
Return on average interest earning assets (pre-tax)	1.46%	1.08%	(0.12)%	0.98%
Net interest margin	2.24%	3.47%	1.44%	2.95%

	Three Months Ended March 31, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,796,681	$40,449,910	$6,372,206	$56,618,797

Interest income	$113,762	$657,791	$57,103	$828,656
Interest expense	75,286	310,852	48,970	435,108
Net interest income	38,476	346,939	8,133	393,548
Provision (credit) for credit losses	3,072	42,202	(74)	45,200
Net interest income after provision for credit losses	35,404	304,737	8,207	348,348
Non-interest income	33,165	23,130	5,120	61,415
Non-interest expense
Salary and employee benefits expense	28,658	101,858	11,315	141,831
Net occupancy expense	4,268	17,363	2,692	24,323
Technology, furniture, and equipment expense	6,537	25,264	3,661	35,462
FDIC insurance assessment	2,114	8,728	7,394	18,236
Professional and legal fees	2,827	12,082	1,556	16,465
Other segment items *	12,591	13,203	18,199	43,993
Total non-interest expense	$56,995	$178,498	$44,817	$280,310
Income (loss) before income taxes	$11,574	$149,369	$(31,490)	$129,453
Return on average interest earning assets (pre-tax)	0.47%	1.48%	(1.98)%	0.91%
Net interest margin	1.57%	3.43%	0.51%	2.78%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.

Consumer Banking Segment
The Consumer Banking segment represented 19.3 percent of our loan portfolio at March 31, 2025, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.6 percent of our loan portfolio at March 31, 2025) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (which represented 4.2 percent of total loans at March 31, 2025) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of asset management advisory, brokerage, trust, personal and title insurance, tax credit advisory services, and our international and domestic private banking businesses.
Consumer Banking’s average interest earning assets increased $413.5 million to $10.2 billion for the first quarter 2025 as compared to the same period of 2024. The increase was mostly due to strong growth in our automobile loan portfolio over the last 12-month period and, to a much lesser extent, higher average home equity and residential mortgage loan balances. These increases were partially offset by a decline in average other consumer loans mainly driven by lower secured personal lines of credit balances.
Income before income taxes generated by the Consumer Banking segment increased $25.7 million to $37.3 million for the first quarter 2025 as compared to the first quarter 2024. The increase was mainly driven by a combination of an increase in net interest income and a lower provision for loan losses, partially offset by an increase in non-

interest expense. Net interest income for this segment increased $18.5 million mainly due to the aforementioned growth in average loans coupled with lower funding costs. The provision for loan losses decreased $11.8 million for the first quarter 2025 as compared to the first quarter 2024 mainly due to lower quantitative reserves within the residential mortgage loan portfolio based on continued high levels of credit performance. Non-interest expense increased $5.8 million for the first quarter 2025 mainly due to higher salary and employee benefits expense.
Net interest margin on the Consumer Banking portfolio increased 67 basis points to 2.24 percent for the first quarter 2025 as compared to the first quarter 2024 mainly due to a 16 basis point increase in the yield on average loans, combined with a 51 basis point decrease in the costs associated with our funding sources. The 16 basis point increase in loan yield was largely due to higher yielding new loan volumes over most of the last 12-month period. The decrease in our funding costs was mainly driven by a decrease in higher cost time deposits and lower interest rates on most deposit products during the first quarter 2025. Our cost of total average deposits was 2.65 percent for the first quarter 2025 as compared to 3.16 percent for the first quarter 2024. See the “Net Interest Income” section above for more details on our net interest margin and funding sources.
Commercial Banking Segment
The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $10.2 billion and represented 20.9 percent of the total loan portfolio at March 31, 2025. Commercial real estate and construction loans totaled $29.1 billion and represented 59.8 percent of the total loan portfolio at March 31, 2025.
Average interest earning assets in Commercial Banking segment decreased $2.0 billion to $38.4 billion for the first quarter 2025 as compared to the first quarter 2024. The decrease was mostly due to the bulk sales of certain performing CRE loans during both late March 2024 and the fourth quarter 2024, as well as continued CRE loan repayment activity.
Income before income taxes for Commercial Banking decreased $45.1 million to $104.2 million for the first quarter 2025 as compared to the same period of 2024 mainly due to a decrease in net interest income combined with a higher provision for credit losses. Net interest income for this segment decreased $13.5 million to $333.5 million for the first quarter 2025 as compared to the same period in 2024 largely due to a $77.9 million decrease in interest income mainly driven by lower average loan balances in this segment, partially offset by a decrease in interest expense. The provision for credit losses increased $29.2 million to $71.4 million as compared to the same period in 2024 mainly due to higher quantitative reserves allocated to commercial real estate loans and the reserve build required for our continued solid commercial and industrial loan growth. See details in the “Allowance for Credit Losses for Loans” section of this MD&A. In addition, a $4.1 million decrease in non-interest income, mainly driven by a decrease in net gains on sales of assets and lower swap fees related to commercial lending, also negatively impacted income before taxes for this operating segment for the first quarter 2025. See further details in the “Non-Interest Income” section of this MD&A.
The net interest margin for this segment increased 4 basis points to 3.47 percent for the first quarter 2025 as compared to the first quarter 2024 due to a 51 basis point decrease in the cost of our funding sources, largely offset by a 47 basis point decrease in the yield on average loans.
Treasury and Corporate Other
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized for the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to operating segments. Other non-interest income items and general expenses are allocated from Treasury and Corporate Other to each operating segment utilizing a methodology that involves an allocation of operating and funding costs based on each segment's respective mix of average interest earning assets outstanding for the period, number of deposits, or direct allocations to the segments based on the nature of income and expense. Unallocated items included in Treasury and Corporate Other mainly consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as other non-core items, including FDIC special assessment and corporate restructuring charges.
Treasury and Corporate Other's average interest earning assets increased $1.9 billion to $8.2 billion for the first quarter 2025 primarily due to increase in average taxable investments largely resulting from additional purchases of residential mortgage-backed securities classified as AFS over the last 12-month period.
For the first quarter 2025, loss before income taxes totaled $2.4 million compared to $31.5 million of income before taxes for the same period in 2024. The $29.1 million decrease in the pre-tax loss from the first quarter 2024 was mainly driven by a $21.5 million increase in net interest income largely due to the additional interest income generated by higher average taxable investments. In addition, non-interest expense decreased $7.9 million to $37.0 million for the first quarter 2025 as compared to the same period in 2024 largely due to a $7.4 million decrease in the FDIC insurance special assessment allocated to our Treasury activities. See further details in the “Non-Interest Expense” section of this MD&A.
Treasury and Corporate Other's net interest margin increased 93 basis points to 1.44 percent for the first quarter 2025 as compared to the first quarter 2024 due to a 42 basis point increase in the yield on average investments due to the higher yielding new investment securities purchased over the last 12 months coupled with a 51 basis point decrease in the cost of our funding sources.
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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates, non-maturity deposit betas, and the prepayment assumptions of certain assets and liabilities as of March 31, 2025. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of March 31, 2025. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.

Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2025. Although the size of Valley’s balance sheet is forecast to remain static as of March 31, 2025, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter 2025. The model utilizes an immediate parallel shift in market interest rates at March 31, 2025.
The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the table below, due to the frequency and timing of changes in interest rates and changes in spreads between maturity and re-pricing categories. Overall, our net interest income is affected by changes in interest rates and cash flows from our loan and investment portfolios. We actively manage these cash flows in conjunction with our liability mix, duration, and interest rates to optimize the net interest income, while structuring the balance sheet in response to actual or potential changes in interest rates. Additionally, our net interest income is impacted by the level of competition within our marketplace. Competition can negatively impact the level of interest rates attainable on loans and increase the cost of deposits, which may result in downward pressure on our net interest margin in future periods. Other factors, including, but not limited to, the slope of the yield curve and projected cash flows will impact our net interest income results and may increase or decrease the level of asset sensitivity of our balance sheet.
Convexity is a measure of how the duration of a financial instrument changes as market interest rates change. Potential movements in the convexity of bonds held in our investment portfolio, as well as the duration of the loan portfolio may have a positive or negative impact on our net interest income in varying interest rate environments. As a result, the increase or decrease in forecast net interest income may not have a linear relationship to the results reflected in the table below. Management cannot provide any assurance about the actual effect of changes in interest rates on our net interest income.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$129,311	7.23%
+200	87,591	4.90
+100	43,924	2.46
–100	(45,444)	(2.54)
–200	(93,092)	(5.21)
–300	(135,960)	(7.60)
As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged, is projected to decrease net interest income over the next 12-month period by 2.54 percent. Management believes the interest rate sensitivity of our balance sheet remains within an expected tolerance range at March 31, 2025. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.

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
The Bank adheres to certain internal liquidity measures including ratios of loans to deposits below 110 percent and wholesale funding to total funding below 25 percent, as summarized in the table below. Management maintains flexibility to temporarily exceed these internal limits in certain operating environments but also strives to outperform these limits when possible. The Bank was in compliance with the foregoing policies at March 31, 2025.
The following table presents Valley's loans to deposits and wholesale funding to total funding ratios at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Loans to deposits	97.4%	97.5%
Wholesale funding to total funding	17.7	18.7
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
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the FRB of New York) and other sources. The following table summarizes Valley's sources of liquid assets:

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and due from banks	$508,887	$411,412
Interest bearing deposits with banks	714,810	1,478,713
Held to maturity debt securities (1)	226,775	220,056
Available for sale debt securities (2)	3,658,704	3,369,724
Loans held for sale	27,377	25,681
Total liquid assets	$5,136,553	$5,505,586

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.
(2)     Includes approximately $902.5 million and $1.8 billion of various investment securities that were pledged to counterparties to support our earning asset funding strategies at March 31, 2025 and December 31, 2024, respectively.
Total liquid assets represented 9.1 percent and 9.6 percent of interest earning assets at March 31, 2025 and December 31, 2024, respectively. The level of cash liquidity on the balance sheet decreased to a more normalized level at March 31, 2025 from December 31, 2024 as part of our liquidity management, including the repayment of maturing higher cost indirect customer CDs during the first quarter 2025 as noted elsewhere in this MD&A.
Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At March 31, 2025, estimated cash inflows from total loans are projected to be approximately $16.2 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $954.0 million in principal payments from securities in the total investment portfolio at March 31, 2025 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including commercial and consumer deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $41.5 billion and $39.1 billion for the three months ended March 31, 2025 and for the year ended December 31, 2024, respectively, representing 72.9 percent and 68.3 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.
In addition to customer deposits, the Bank has access to readily available borrowing sources to supplement its current and projected funding needs. The following table presents short-term borrowings outstanding at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Securities sold under agreements to repurchase	$59,026	$72,718
Total short-term borrowings	$59,026	$72,718
The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
FHLB borrowing capacity*	$5,861,000	$5,853,596
Unused FRB discount window*	10,224,000	11,509,000
Unused federal funds lines available from commercial banks	1,610,000	2,140,000
Unencumbered investment securities	4,727,166	3,415,834
Total	$22,422,166	$22,918,430

*     Used and unused FHLB and FRB borrowings are collateralized by certain pledged securities, including but not limited to U.S. government and agency mortgage-backed securities and blanket qualifying first lien on certain real estate and residential mortgage secured loans.
Corporation Liquidity
Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our ongoing asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures and subordinated notes. Valley's cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the Bank. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances, such as the undistributed net proceeds of our most recent common stock offering in November 2024. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods of up to five years, but not beyond the stated maturity dates, and subject to other conditions.
Investment Securities Portfolio
As of March 31, 2025, we had $74.4 million, $3.7 billion, and $3.5 billion in equity, AFS debt and HTM debt securities, respectively. The AFS and HTM debt securities portfolios, which comprise the majority of the securities we own, include: U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our AFS debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consist of two publicly traded mutual funds, CRA investments and several other equity investments that we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities.
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
We have evaluated all AFS debt securities that are in an unrealized loss position as of March 31, 2025 and December 31, 2024 and determined that the declines in fair value were mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. There was no impairment recognized within the AFS debt securities portfolio during the three months ended March 31, 2025 and March 31, 2024.

Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of our amortized cost basis. None of the AFS debt securities were past due as of March 31, 2025 and there was no allowance for credit losses for AFS debt securities at March 31, 2025 and December 31, 2024.
Held to maturity debt securities. Valley estimates the expected credit losses on HTM debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the HTM portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss expectations, we utilize a third- party discounted cash flow model. The assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. HTM debt securities were carried net of an allowance for credit losses totaling approximately $633 thousand and $647 thousand at March 31, 2025 and December 31, 2024, respectively. There were no net charge-offs of HTM debt securities during the three months ended March 31, 2025 and March 31, 2024.
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
The following table presents the available for sale and held to maturity debt investment securities portfolios by investment grades at March 31, 2025:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA/AA/A Rated	$3,582,382	$16,263	$(150,565)	$3,448,080
BBB Rated	96,233	63	(2,320)	93,976
Not rated	125,545	248	(9,145)	116,648
Total	$3,804,160	$16,574	$(162,030)	$3,658,704
Held to maturity investment grades: *
AAA/AA/A Rated	$3,383,621	$5,049	$(442,107)	$2,946,563
BBB Rated	6,000	—	(124)	5,876
Not rated	156,340	8	(11,153)	145,195
Total	$3,545,961	$5,057	$(453,384)	$3,097,634
Allowance for credit losses	633	—	—	633
Total, net of allowance for credit losses	$3,545,328	$5,057	$(453,384)	$3,097,001

*    Rated using external rating agencies. Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA/AA/A rated categories of both the AFS and HTM debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continue to be driven by the higher market interest rate environment. The investment securities AFS and HTM portfolios included investments with carrying values of $116.6 million and $156.3 million, respectively, at March 31, 2025 not rated by the rating agencies with aggregate unrealized losses of $9.1 million and

$11.2 million, respectively. The unrealized losses within non-rated AFS debt securities mostly related to several large corporate bonds negatively impacted by rising interest rates and not changes in underlying credit. The unrealized losses within non-rated HTM debt securities mainly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.1 million with $6.6 million gross unrealized losses and several corporate debt securities that were negatively impacted by rising interest rates, and not changes in their underlying credit.
See Note 6 to the consolidated financial statements for additional information regarding our investment securities portfolio.
Loan Portfolio
The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2025	December 31, 2024
	($ in thousands)
Loans
Commercial and industrial	$10,150,205	$9,931,400
Commercial real estate:
Non-owner occupied	11,945,222	12,344,355
Multifamily (1)	8,420,385	8,299,250
Owner occupied	5,722,014	5,886,620
Total	26,087,621	26,530,225
Construction	3,026,935	3,114,733
Total commercial real estate	29,114,556	29,644,958
Residential mortgage	5,636,407	5,632,516
Consumer:
Home equity	602,161	604,433
Automobile	2,041,227	1,901,065
Other consumer	1,112,572	1,085,339
Total consumer loans	3,755,960	3,590,837
Total loans (2)	$48,657,128	$48,799,711
As a percentage of total loans:
Commercial and industrial	20.9%	20.4%
Commercial real estate:
Non-owner occupied	24.5	25.2
Multifamily	17.3	17.0
Owner occupied	11.8	12.1
Construction	6.2	6.4
Total commercial real estate	59.8	60.7
Residential mortgage	11.6	11.5
Consumer loans	7.7	7.4
Total	100.0%	100.0%

(1)	Includes loans collateralized by properties that are greater than 50 percent rent regulated totaling approximately $577 million and $553 million at March 31, 2025 and December 31, 2024, respectively.
(2)	Includes net unearned discount and deferred loan fees of $30.1 million and $45.3 million at March 31, 2025 and December 31, 2024, respectively.
Total loans decreased $142.6 million, or 1.2 percent on an annualized basis, to $48.7 billion at March 31, 2025 from December 31, 2024 mostly due to normal repayment activity and selective originations within the commercial real estate loan portfolio. Loans held for sale are presented separately from total loans on the consolidated statements of financial condition and totaled $27.4 million and $25.7 million at March 31, 2025 and December 31, 2024, respectively.
Commercial and industrial loans grew by $218.8 million, or 8.8 percent on an annualized basis, to $10.2 billion at March 31, 2025 from December 31, 2024 largely due to our continued strategic focus on growth within this category. New loan volumes continue to be a diverse range of relationship-driven middle market businesses largely located in our primary markets, as well as some nationwide businesses.
Commercial real estate loans (excluding construction loans) decreased $442.6 million to $26.1 billion at March 31, 2025 from December 31, 2024. The decrease was largely driven by repayment activity and continued selective origination activity within this portfolio. As a result, our CRE loan concentration ratio declined to approximately 353 percent at March 31, 2025 from 362 percent at December 31, 2024. The decreases in non-owner occupied and owner occupied categories were partially offset by a $121.1 million increase in multifamily portfolio mainly due to the migration of several completed construction loan projects to permanent financing. Overall, commercial real estate loans are well-diversified across our footprint areas in Florida, Alabama, New Jersey, New York and Manhattan with a combined weighted average loan to value ratio of 58 percent and debt service coverage ratio of 1.67 at March 31, 2025. Both of these ratios remained relatively unchanged from December 31, 2024. Commercial real estate collateralized by office buildings totaled approximately $3.0 billion at March 31, 2025 as compared to $3.1 billion at December 31, 2024. Our loans collateralized by office buildings had a combined weighted average loan to value rate of 62 percent and debt service coverage ratio of 1.77 at March 31, 2025. Both of these ratios also remained relatively unchanged from December 31, 2024.
Construction loans decreased $87.8 million to $3.0 billion at March 31, 2025 from December 31, 2024 mainly due to the migration of completed projects to permanent financing within the multifamily loan category during the first quarter 2025, partially offset by new advances. Additionally, a non-performing loan totaling $10.2 million, net of $638 thousand of charge-offs, was transferred to loans held for sale at March 31, 2025.
Residential mortgage loans totaled $5.6 billion at March 31, 2025 and increased only $3.9 million from December 31, 2024 as new volumes of loans held for investment were mostly offset by normal repayment activity. New and refinanced residential mortgage loan originations totaled $132.8 million for the first quarter 2025 as compared to $182.0 million and $115.0 million for the fourth quarter 2024 and first quarter 2024, respectively. We retained approximately 71.8 percent and 71.3 percent of the total residential mortgage originations in our held for investment loan portfolio during the first quarter 2025 and the fourth quarter 2024, respectively.
Consumer loans increased $165.1 million, or 18.4 percent on an annualized basis, to $3.8 billion at March 31, 2025 as compared to December 31, 2024 mainly due to increases in the automobile and other consumer loan portfolios. Automobile loans increased by $140.2 million, or 29.5 percent on an annualized basis, to $2.0 billion at March 31, 2025 as compared to December 31, 2024 mainly due to (i) efforts to expand our indirect auto dealer network within our market areas, (ii) continued strong high-quality consumer demand that was likely elevated further by the potential negative impact of tariffs on future auto prices, and (iii) low levels of prepayment activity within the portfolio during the first quarter 2025. Auto loan originations totaled $375.5 million for the first quarter 2025 as compared to $291.3 million for the fourth quarter 2024. Other consumer loans increased $27.2 million to $1.1 billion at March 31, 2025 as compared to December 31, 2024 primarily due to higher demand and usage of collateralized personal lines of credit.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island and Florida. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
We continue to proactively diversify our loan portfolio by reducing new originations of certain types of commercial real estate lending, such as non-owner occupied and multifamily loans through highly selective new loan origination. We also remain significantly focused on the growth of our commercial and industrial loan portfolio. In Valley's Annual Report, we provided guidance that we anticipated loan growth for 2025, net of continued runoff from scheduled maturities of commercial real estate non-owner occupied and multifamily loans, in the range of 3 to

5 percent as compared to total loans of $48.8 billion at December 31, 2024. Based upon our current projections, we now expect total loan growth for 2025 to fall within the low-end of the 3 to 5 percent range due to the current level of competition for high quality commercial loans, an expected decline in business investment due to the impact of tariffs and any retaliatory actions, as well as other factors. However, there can be no assurance that we will achieve such growth levels given the potential for unforeseen changes in the market and other conditions detailed in our risk factors set forth under Item 1A. Risk Factors of Valley's Annual Report.
Non-performing Assets
NPAs include non-accrual loans, OREO, and other repossessed assets (which consist of automobiles and taxi medallions) at March 31, 2025. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest and/or the full and timely collection of principal and interest becomes uncertain. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at lower of cost or fair value, less estimated cost to sell.
Our NPAs decreased $17.1 million to $356.2 million at March 31, 2025 as compared to December 31, 2024 mainly due to lower non-accrual commercial and industrial loans coupled with a decrease in OREO, partially offset by an increase in non-accrual commercial real estate loans. NPAs as a percentage of total loans and NPAs totaled 0.73 percent and 0.76 percent at March 31, 2025 and December 31, 2024, respectively (as shown in the table below). We believe our total NPAs have remained relatively low as a percentage of the total loan portfolio and NPAs, which is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the “Credit quality indicators” section in Note 7 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality, and we remain optimistic regarding the overall future performance of our loan portfolio. During the three months ended March 31, 2025, the majority of our borrowers continued to demonstrate resilience despite the impact of higher borrowing costs, inflation, labor costs and other factors. We continue to proactively monitor our commercial loans for potential negative trends/borrower weakness due to the current operating environment, including the potential negative impact of the recent tariff actions, and internally risk rate them accordingly. Based on our most recent portfolio review, we believe that we have relatively modest direct exposure to customer businesses most influenced by changing tariff policies. However, management cannot provide assurance that the NPAs will not increase from the levels reported at March 31, 2025 due to the aforementioned or other factors potentially impacting our lending customers.

The following table sets forth by loan category accruing past due and NPAs at the dates indicated in conjunction with our asset quality ratios:

	March 31, 2025	December 31, 2024
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$3,609	$2,389
Commercial real estate	170	20,902
Residential mortgage	16,747	21,295
Total consumer	12,887	12,552
Total 30 to 59 days past due	33,413	57,138
60 to 89 days past due:
Commercial and industrial	420	1,007
Commercial real estate	—	24,903
Residential mortgage	7,700	5,773
Total consumer	2,408	4,484
Total 60 to 89 days past due	10,528	36,167
90 or more days past due:
Commercial and industrial	—	1,307
Residential mortgage	6,892	3,533
Total consumer	864	1,049
Total 90 or more days past due	7,756	5,889
Total accruing past due loans	$51,697	$99,194
Non-accrual loans:
Commercial and industrial	$110,146	$136,675
Commercial real estate	172,011	157,231
Construction	24,275	24,591
Residential mortgage	35,393	36,786
Total consumer	4,626	4,215
Total non-accrual loans	346,451	359,498
Other real estate owned (OREO)	7,714	12,150
Other repossessed assets	2,054	1,681
Total non-performing assets (NPAs)	$356,219	$373,329
Total non-accrual loans as a % of loans	0.71%	0.74%
Total NPAs as a % of loans and NPAs	0.73	0.76
Total accruing past due and non-accrual loans as a % of loans	0.82	0.94
Allowance for loan losses as a % of non-accrual loans	166.89	155.45
Loans 30 to 59 days past due decreased $23.7 million to $33.4 million at March 31, 2025 as compared to December 31, 2024 largely due to a previously reported delinquent commercial real estate loan totaling $15.1 million that was current to its contractual payments at March 31, 2025, a $2.4 million commercial real estate loan that was reclassified to the non-accrual category during the first quarter 2025, as well as a general improvement in residential mortgage loan delinquencies in this category.
Loans 60 to 89 days past due decreased $25.6 million to $10.5 million at March 31, 2025 as compared to December 31, 2024 mostly due to the renewal of an $18.6 million matured performing commercial real estate loan reported in this delinquency category at December 31, 2024 and a $4.5 million commercial real estate loan that was reclassified to the non-accrual category during the first quarter 2025.

Loans 90 days or more past due and still accruing interest increased $1.9 million to $7.8 million at March 31, 2025 as compared to December 31, 2024 mainly due to an increase in residential mortgage loans delinquencies. All loans 90 days or more past due and still accruing interest are well-secured and in the process of collection.
Non-accrual loans decreased $13.0 million to $346.5 million at March 31, 2025 as compared to $359.5 million at December 31, 2024, largely driven by partial charge-offs of two non-performing commercial and industrial loan relationships during the first quarter 2025, partially offset by a moderate increase in non-performing commercial real estate loans at March 31, 2025. Non-accrual commercial and industrial loans decreased $26.5 million at March 31, 2025 as compared to December 31, 2024 largely driven by a $24.1 million of partial and full charge-offs during the first quarter 2025 related to two non-performing loan relationships with combined allocated reserves of $16.0 million at December 31, 2024. Non-accrual commercial real estate loans increased $14.8 million at March 31, 2025 as compared to December 31, 2024 mostly driven by additional non-performing loan relationships, including two loan relationships totaling $6.9 million that were reclassified from the aforementioned past due categories during the first quarter 2025.
Non-performing taxi medallion loans included in non-accrual commercial and industrial loans totaled $49.2 million at March 31, 2025 and had related reserves of $25.6 million, or 52.1 percent of such loans, within the allowance for loan losses as compared to $49.5 million of loans with related reserves of $25.8 million at December 31, 2024. Further potential declines in the market valuation of taxi medallions and the current operating environment mainly within New York City may negatively impact the performance of this portfolio.
OREO decreased $4.4 million to $7.7 million at March 31, 2025 from December 31, 2024, mostly due to the sale of one commercial real estate property, which resulted in a $2.9 million loss for the first quarter 2025. See Note 7 to the consolidated financial statements for additional information.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at March 31, 2025 are well secured and largely collectable, based in part on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in the net realizable value for collateral dependent loans is charged-off when a loan is 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. For performing non-accrual loans, the collateral valuation shortfall results in an allocation of specific reserves within our allowance for credit losses for loans.
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
Valley maintained the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with less emphasis on the S-3 downside and S-1 upside scenarios. The probability weightings were unchanged from December 31, 2024. At March 31, 2025, the standalone Moody's Baseline scenario, reflected a moderately weaker outlook as compared to December 31, 2024 in terms of most metrics highlighted below.
At March 31, 2025, Moody's Baseline forecast included the following specific assumptions:
•GDP expansion by about 1.7 percent in the second quarter 2025;
•Unemployment of 4.0 percent in the second quarter 2025 and 4.1 to 4.4 percent over the remainder of the forecast period ending in the first quarter 2027;
•The target federal funds rate range of 4.25 - 4.50 percent was unchanged from December 31, 2024 with two possible 25 basis point cuts in 2025;
•Inflation was at 2.4 percent in the March 31, 2025 driven by elevated shelter inflation. The inflation rate is expected to continue to grow at a slow rate during the year and to reach 2.7 percent by the end of 2025 and is projected to be around 2.3 percent in 2027; and
•A decline in business investment due to deceleration in GDP and the potential negative impact of tariffs and other uncertainty related to ongoing trade wars.
See more details regarding our allowance for credit losses for loans in Note 7 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
	($ in thousands)
Allowance for credit losses for loans
Beginning balance	$573,328	$564,671	$465,550
Loans charged-off:
Commercial and industrial	(28,456)	(31,784)	(14,293)
Commercial real estate	(12,260)	(69,218)	(1,204)
Construction	(1,163)	—	(7,594)
Residential mortgage	—	(29)	—
Total consumer	(2,140)	(2,621)	(1,809)
Total loans charged-off	(44,019)	(103,652)	(24,900)
Charged-off loans recovered:
Commercial and industrial	810	1,452	682
Commercial real estate	249	3,138	241
Residential mortgage	168	81	25
Total consumer	843	673	397
Total loans recovered	2,070	5,344	1,345
Total net loan charge-offs	(41,949)	(98,308)	(23,555)
Provision charged for credit losses	62,675	106,965	45,274
Ending balance	$594,054	$573,328	$487,269
Components of allowance for credit losses for loans:
Allowance for loan losses	$578,200	$558,850	$469,248
Allowance for unfunded credit commitments	15,854	14,478	18,021
Allowance for credit losses for loans	$594,054	$573,328	$487,269
Components of provision for credit losses for loans:
Provision for credit losses for loans	$61,299	$108,831	$46,723
Provision (credit) for unfunded credit commitments	1,376	(1,866)	(1,449)
Total provision for credit losses for loans	$62,675	$106,965	$45,274
Allowance for credit losses for loans as a % of total loans	1.22%	1.17%	0.98%

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(27,646)	$(30,332)	$(13,611)
Commercial real estate	(12,011)	(66,080)	(963)
Construction	(1,163)	—	(7,594)
Residential mortgage	168	52	25
Total consumer	(1,297)	(1,948)	(1,412)
Total	$(41,949)	$(98,308)	$(23,555)
Average loans outstanding
Commercial and industrial	$9,996,024	$9,907,638	$9,235,707
Commercial real estate	26,328,971	26,845,025	28,259,701
Construction	3,054,230	3,779,916	3,693,343
Residential mortgage	5,639,313	5,685,802	5,600,135
Total consumer	3,636,383	3,511,749	3,457,705
Total	$48,654,921	$49,730,130	$50,246,591
Annualized net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	1.11%	1.22%	0.59%
Commercial real estate	0.18	0.98	0.01
Construction	0.15	0.00	0.82
Residential mortgage	(0.01)	0.00	0.00
Total consumer	0.14	0.22	0.16
Total annualized net loan charge-offs to total average loans outstanding	0.34	0.79	0.19
Net loan charge-offs totaled $41.9 million for the first quarter 2025 as compared to $98.3 million and $23.6 million for the fourth quarter 2024 and first quarter 2024, respectively. Gross loan charge-offs for the first quarter 2025 included $24.1 million of partial and full charge-offs related to two non-performing commercial and industrial loan relationships with combined allocated reserves of $16.0 million at December 31, 2024.
Net loan charge-offs (as presented in the above table) declined from the fourth quarter 2024 and continued to trend within management's expectations for the credit quality of the loan portfolio at March 31, 2025.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2025		December 31, 2024		March 31, 2024
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$184,700	1.82%	$173,002	1.74%	$138,593	1.52%
Commercial real estate loans:
Commercial real estate	266,938	1.02	251,351	0.95	209,355	0.74
Construction	54,724	1.81	52,797	1.70	56,492	1.59
Total commercial real estate loans	321,662	1.10	304,148	1.03	265,847	0.84
Residential mortgage loans	48,906	0.87	58,895	1.05	44,377	0.79
Consumer loans:
Home equity	3,401	0.56	3,379	0.56	2,809	0.50
Auto and other consumer	19,531	0.62	19,426	0.65	17,622	0.60
Total consumer loans	22,932	0.61	22,805	0.64	20,431	0.58
Allowance for loan losses	578,200	1.19	558,850	1.15	469,248	0.94
Allowance for unfunded credit commitments	15,854		14,478		18,021
Total allowance for credit losses for loans	$594,054		$573,328		$487,269
Allowance for credit losses for loans as a % of total loans		1.22%		1.17%		0.98%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 1.22 percent at March 31, 2025, 1.17 percent at December 31, 2024, and 0.98 percent at March 31, 2024. For the first quarter 2025, the provision for credit losses for loans totaled $62.7 million as compared to $107.0 million and $45.3 million for the fourth quarter 2024 and first quarter 2024, respectively. The first quarter 2025 provision reflects, among other factors, the impact of loan charge-offs, increased quantitative reserves and continued growth in the commercial and industrial loan portfolio, partially offset by a decrease in specific reserves associated with collateral dependent loans at March 31, 2025.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At March 31, 2025 and December 31, 2024, shareholders' equity totaled approximately $7.5 billion and $7.4 billion, respectively, which represented 12.1 percent and 11.9 percent of total assets, respectively.
During the three months ended March 31, 2025, total shareholders’ equity increased by approximately $64.8 million primarily due to the following:
•net income of $106.1 million,
•other comprehensive income of $27.1 million,
•a $3.2 million increase attributable to the effect of our stock incentive plan, partially offset by
•cash dividends declared on common and preferred stock totaling a combined $69.4 million and
•repurchases of $2.2 million of our common stock held in treasury stock.
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
Valley is required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and a minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of March 31, 2025 and December 31, 2024, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at March 31, 2025 and December 31, 2024:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2025
Total Risk-based Capital
Valley	$6,775,675	13.91%	$5,114,800	10.50%	N/A	N/A
Valley National Bank	6,685,727	13.74	5,110,514	10.50	$4,867,156	10.00%
Common Equity Tier 1 Capital
Valley	5,261,305	10.80	3,409,867	7.00	N/A	N/A
Valley National Bank	6,149,462	12.63	3,407,009	7.00	3,163,651	6.50
Tier 1 Risk-based Capital
Valley	5,615,372	11.53	4,140,553	8.50	N/A	N/A
Valley National Bank	6,149,462	12.63	4,137,083	8.50	3,163,651	8.00
Tier 1 Leverage Capital
Valley	5,615,372	9.41	2,387,732	4.00	N/A	N/A
Valley National Bank	6,149,462	10.31	2,385,981	4.00	2,982,476	5.00
As of December 31, 2024
Total Risk-based Capital
Valley	$6,703,186	13.87%	$5,076,004	10.50%	N/A	N/A
Valley National Bank	6,535,892	13.53	5,071,696	10.50	$4,830,187	10.00%
Common Equity Tier 1 Capital
Valley	5,230,632	10.82	3,384,002	7.00	N/A	N/A
Valley National Bank	6,041,434	12.51	3,381,131	7.00	3,139,621	6.50
Tier 1 Risk-based Capital
Valley	5,584,699	11.55	4,109,146	8.50	N/A	N/A
Valley National Bank	6,041,434	12.51	4,105,659	8.50	3,864,149	8.00
Tier 1 Leverage Capital
Valley	5,584,699	9.16	2,438,649	4.00	N/A	N/A
Valley National Bank	6,041,434	9.91	2,438,511	4.00	3,048,139	5.00
For regulatory capital purposes, in accordance with the Federal Reserve Board’s final rule as of August 26, 2020, we deferred 100 percent of the CECL Day 1 impact to shareholders' equity plus 25 percent of the reserve build (i.e., provision for credit losses less net charge-offs) for a two-year period ending January 1, 2022. On January 1, 2022, the deferral amount totaling $47.3 million after-tax started to be phased-in by 25 percent and increased 25 percent per year until fully phased-in on January 1, 2025. As of March 31, 2025, the full deferral amount was recognized as a reduction to regulatory capital. As a result, the full impact decreased our risk-based capital ratios by approximately 11 basis points at March 31, 2025 compared to 9 basis points at December 31, 2024.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 38.9 percent for the three months ended March 31, 2025 as compared to 36.2 percent for the full year ended December 31, 2024.
Cash dividends declared amounted to $0.11 per common share for each of the three months ended March 31, 2025 and 2024. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the Federal Reserve or the OCC regarding the current level of its quarterly common stock dividend. However, the Federal Reserve has reiterated its long-standing guidance in recent years that banking organizations should consult them before declaring dividends in excess of earnings for the corresponding quarter. See Item 1A. Risk Factors of Valley's Annual Report for additional information.
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
(b) Changes in internal control over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

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
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2025 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2025 to January 31, 2025	1,527	$8.93	—	25,000,000
February 1, 2025 to February 28, 2025	686,318	10.21	—	25,000,000
March 1, 2025 to March 31, 2025	251,421	8.65	250,000	24,750,000
Total	939,266	$9.79	250,000

(1)Includes repurchases made in connection with the vesting of employee restricted stock awards.
(2)On February 21, 2024, Valley publicly announced a new stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase under the new repurchase program became effective on April 26, 2024 and will expire on April 26, 2026.

Item 5.	Other Information
a.None.
b.None.
c.During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

(3)	Articles of Incorporation and By-laws:
	(3.1)	Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q Quarterly Report filed on August 7, 2020.
	(3.2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K Current Report filed on August 5, 2024.
	(3.3)	By-laws of the Company, as amended and restated, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K Current Report filed on October 24, 2018.
(31.1)	Certification of Ira Robbins, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(31.2)	Certification of Travis Lan, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Rule 13a-14(a).*
(32)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, Chairman of the Board and Chief Executive Officer of the Company, and Travis Lan, Senior Executive Vice President and Chief Financial Officer of the Company.**

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
May 8, 2025	Ira Robbins
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Travis Lan
May 8, 2025	Travis Lan
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)