Form 10-Q
period 2025-06-30
VALLEY NATIONAL BANCORP
filed 2025-08-07
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 559,720,999 shares were outstanding as of August 6, 2025.

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Valley National Bank (Valley’s principal subsidiary)
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Board	Board of Directors of Valley National Bancorp
CD	Certificate of deposit
CECL	Current expected credit loss model
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
CRA	Community Reinvestment Act
CRE loan concentration ratio	Total commercial real estate loans held for investment and held for sale, excluding owner occupied loans, as a percentage of total risk-based capital
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U. S. Generally Accepted Accounting Principles
GDP	Gross domestic product
Ginnie Mae	Government National Mortgage Association
HTM	Held to Maturity
Moody’s	Moody’s Investor Services
NAV	Net asset value
NPA	Non-performing asset
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTC	Over-the-counter
ROATE	Return on average tangible shareholders’ equity
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
U.S. Treasury	United States Department of the Treasury
Valley
May refer to Valley National Bancorp individually, Valley National Bancorp and its consolidated subsidiaries, or certain of Valley National Bancorp’s subsidiaries, as the context requires (interchangeable with the “Company,” “we,” “our” and “us”).

Valley's Annual Report	Valley's Annual Report on Form 10-K for the year ended December 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for share data)	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Cash and due from banks	$440,870	$411,412
Interest bearing deposits with banks	745,547	1,478,713
Investment securities:
Equity securities	77,408	71,513
Available for sale debt securities	3,896,205	3,369,724
Held to maturity debt securities (net of allowance for credit losses of $637 at June 30, 2025 and $647 at December 31, 2024)	3,530,924	3,531,573
Total investment securities	7,504,537	6,972,810
Loans held for sale (includes fair value of $9,146 at June 30, 2025 and $16,931 at December 31, 2024 for loans originated for sale)	28,096	25,681
Loans	49,391,420	48,799,711
Less: Allowance for loan losses	(579,500)	(558,850)
Net loans	48,811,920	48,240,861
Premises and equipment, net	337,371	350,796
Lease right of use assets	332,324	328,475
Bank owned life insurance	735,026	731,574
Accrued interest receivable	238,278	239,941
Goodwill	1,868,936	1,868,936
Other intangible assets, net	114,579	128,661
Other assets	1,547,874	1,713,831
Total Assets	$62,705,358	$62,491,691
Liabilities
Deposits:
Non-interest bearing	$11,746,770	$11,428,674
Interest bearing:
Savings, NOW and money market	26,091,633	26,304,639
Time	12,886,881	12,342,544
Total deposits	50,725,284	50,075,857
Short-term borrowings	162,244	72,718
Long-term borrowings	2,903,091	3,174,155
Junior subordinated debentures issued to capital trusts	57,629	57,455
Lease liabilities	392,633	388,303
Accrued expenses and other liabilities	889,056	1,288,076
Total Liabilities	55,129,937	55,056,564
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at June 30, 2025 and December 31, 2024)	111,590	111,590
Series B (4,000,000 shares issued at June 30, 2025 and December 31, 2024)	98,101	98,101
Series C (6,000,000 shares issued at June 30, 2025 and December 31, 2024)	144,654	144,654
Common stock (no par value, authorized 650,000,000 shares; issued 560,522,946 shares at June 30, 2025 and 558,786,093 shares at December 31, 2024)	196,606	195,998
Surplus	5,451,543	5,442,070
Retained earnings	1,694,903	1,598,048
Accumulated other comprehensive loss	(119,889)	(155,334)
Treasury stock, at cost (241,125 common shares at June 30, 2025)	(2,087)	—
Total Shareholders’ Equity	7,575,421	7,435,127
Total Liabilities and Shareholders’ Equity	$62,705,358	$62,491,691

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income
Interest and fees on loans	$720,282	$770,964	$1,423,891	$1,542,517
Interest and dividends on investment securities:
Taxable	67,164	40,460	131,062	76,257
Tax-exempt	4,681	4,799	9,383	9,595
Dividends	5,528	6,341	11,192	13,169
Interest on federal funds sold and other short-term investments	7,357	10,902	14,236	20,584
Total interest income	805,012	833,466	1,589,764	1,662,122
Interest Expense
Interest on deposits:
Savings, NOW and money market	203,390	231,597	403,611	464,103
Time	129,324	160,442	254,393	311,507
Interest on short-term borrowings	1,736	691	4,682	21,303
Interest on long-term borrowings and junior subordinated debentures	38,154	39,051	74,565	69,976
Total interest expense	372,604	431,781	737,251	866,889
Net Interest Income	432,408	401,685	852,513	795,233
Provision (credit) for credit losses for available for sale and held to maturity securities	4	(41)	(10)	(115)
Provision for credit losses for loans	37,795	82,111	100,470	127,385
Net Interest Income After Provision for Credit Losses	394,609	319,615	752,053	667,963
Non-Interest Income
Wealth management and trust fees	14,056	13,136	29,087	31,066
Insurance commissions	3,430	3,958	6,832	6,209
Capital markets	9,767	7,779	16,707	13,449
Service charges on deposit accounts	14,705	11,212	27,431	22,461
(Losses) gains on securities transactions, net	(1)	3	45	52
Fees from loan servicing	3,671	2,691	6,886	5,879
Gains on sales of loans, net	2,025	884	4,222	2,502
Bank owned life insurance	6,019	4,545	10,796	7,780
Other	8,932	7,005	18,892	23,230
Total non-interest income	62,604	51,213	120,898	112,628
Non-Interest Expense
Salary and employee benefits expense	145,422	140,815	288,040	282,646
Net occupancy expense	25,483	24,252	51,371	48,575
Technology, furniture and equipment expense	30,667	35,203	60,563	70,665
FDIC insurance assessment	12,192	14,446	25,059	32,682
Amortization of other intangible assets	7,427	8,568	15,446	17,980
Professional and legal fees	19,970	17,938	35,640	34,403
Loss on extinguishment of debt	922	—	922	—
Amortization of tax credit investments	9,134	5,791	18,454	11,353
Other	32,905	30,484	65,245	59,503
Total non-interest expense	284,122	277,497	560,740	557,807
Income Before Income Taxes	173,091	93,331	312,211	222,784
Income tax expense	39,924	22,907	72,986	56,080
Net Income	133,167	70,424	239,225	166,704
Dividends on preferred stock	6,948	4,108	13,903	8,227
Net Income Available to Common Shareholders	$126,219	$66,316	$225,322	$158,477

Earnings Per Common Share:
Basic	$0.23	$0.13	$0.40	$0.31
Diluted	0.22	0.13	0.40	0.31
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$133,167	$70,424	$239,225	$166,704
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale securities
Net gains (losses) arising during the period	8,496	(5,600)	35,708	(15,805)
Amounts reclassified to earnings	—	8	—	8
Total	8,496	(5,592)	35,708	(15,797)
Unrealized losses on derivatives (cash flow hedges)
Amounts reclassified to earnings	(221)	(210)	(439)	(432)
Total	(221)	(210)	(439)	(432)
Defined benefit pension and postretirement benefit plans
Amortization of actuarial net loss	88	37	176	72
Total other comprehensive income (loss)	8,363	(5,765)	35,445	(16,157)
Total comprehensive income	$141,530	$64,659	$274,670	$150,547
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2025

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2024	$354,345	558,786	$195,998	$5,442,070	$1,598,048	$(155,334)	$—	$7,435,127
Net income	—	—	—	—	106,058	—	—	106,058
Other comprehensive income, net of tax	—	—	—	—	—	27,082	—	27,082
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,065)	—	—	(2,065)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(62,460)	—	—	(62,460)
Effect of stock incentive plan, net	—	1,492	522	2,686	—	—	—	3,208
Common stock repurchased	—	(250)	—	—	—	—	(2,162)	(2,162)
Balance - March 31, 2025	$354,345	560,028	$196,520	$5,444,756	$1,634,690	$(128,252)	$(2,162)	$7,499,897
Net income	—	—	—	—	133,167	—	—	133,167
Other comprehensive loss, net of tax	—	—	—	—	—	8,363	—	8,363
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.51 per share	—	—	—	—	(2,057)	—	—	(2,057)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(62,466)	—	—	(62,466)
Effect of stock incentive plan, net	—	504	86	6,787	(3,540)	—	2,239	5,572
Common stock repurchased	—	(250)	—	—	—	—	(2,164)	(2,164)
Balance - June 30, 2025	$354,345	560,282	$196,606	$5,451,543	$1,694,903	$(119,889)	$(2,087)	$7,575,421

For the Six Months Ended June 30, 2024

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2023	$209,691	507,710	$178,187	$4,989,989	$1,471,371	$(146,456)	$(1,391)	$6,701,391
Net income	—	—	—	—	96,280	—	—	96,280
Other comprehensive income, net of tax	—	—	—	—	—	(10,392)	—	(10,392)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.58 per share	—	—	—	—	(2,322)	—	—	(2,322)
Common stock, $0.11 per share	—	—	—	—	(56,794)	—	—	(56,794)
Effect of stock incentive plan, net	—	1,183	348	(966)	—	—	1,391	773
Balance - March 31, 2024	$209,691	508,893	$178,535	$4,989,023	$1,506,738	$(156,848)	$—	$6,727,139
Net income	—	—	—	—	70,424	—	—	70,424
Other comprehensive loss, net of tax	—	—	—	—	—	(5,765)	—	(5,765)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.58 per share	—	—	—	—	(2,311)	—	—	(2,311)
Common stock, $0.11 per share	—	—	—	—	(56,678)	—	—	(56,678)
Effect of stock incentive plan, net	—	312	110	6,615	—	—	—	6,725
Balance - June 30, 2024	$209,691	509,205	$178,645	$4,995,638	$1,516,376	$(162,613)	$—	$6,737,737

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$239,225	$166,704
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,922	21,510
Stock-based compensation	13,651	15,718
Provision for credit losses	100,460	127,270
Net accretion of discounts and amortization of premium on securities and borrowings	(3,618)	(1,418)
Amortization of other intangible assets	15,446	17,980
Losses on available for sale and held to maturity debt securities, net	11	11
Proceeds from sales of loans held for sale at fair value	90,628	145,310
Gains on sales of loans, net	(4,222)	(2,502)
Originations of loans held for sale	(80,509)	(133,348)
Gains on sales of assets, net	(187)	(3,692)
Loss on extinguishment of debt	922	—
Net change in:
Fair value of financial instruments hedged by derivative transactions	7,048	6,083
Trading debt securities	—	(6)
Lease right of use assets	(4,192)	5,506
Cash surrender value of bank owned life insurance	(10,464)	(7,748)
Accrued interest receivable	1,663	(5,669)
Other assets	151,240	(176,362)
Accrued expenses and other liabilities	(394,992)	138,165
Net cash provided by operating activities	142,032	313,512
Cash flows from investing activities:
Loans originated and purchased, net of principal collected	(680,904)	(496,413)
Equity securities:
Purchases	(6,938)	(4,691)
Sales	715	751
Held to maturity debt securities:
Purchases	(159,213)	(56,672)
Maturities, calls and principal repayments	159,870	144,552
Available for sale debt securities:
Purchases	(682,591)	(982,861)
Maturities, calls and principal repayments	209,332	49,102
Death benefit proceeds from bank owned life insurance	7,012	5,667
Proceeds from sales of real estate property and equipment	2,277	2,974
Proceeds from sales of loans not originated for sale	—	230,666
Proceeds from sale of commercial premium finance lending division	—	98,060
Purchases of real estate property and equipment	(6,154)	(6,378)
Net cash used in investing activities	(1,156,594)	(1,015,243)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Net change in deposits	$647,933	$869,348
Net change in short-term borrowings	89,526	(854,064)
Proceeds from issuance of long-term borrowings, net	210,000	1,000,000
Repayments of long-term borrowings	(488,000)	(65,000)
Cash dividends paid to preferred shareholders	(13,903)	(8,227)
Cash dividends paid to common shareholders	(125,248)	(114,256)
Purchase of common shares related to stock compensation plan activity	(8,615)	(8,271)
Purchase of common shares to treasury	(4,326)	—
Common stock issued, net	3,744	51
Other, net	(257)	(2)
Net cash provided by financing activities	310,854	819,579
Net change in cash and cash equivalents	(703,708)	117,848
Cash and cash equivalents at beginning of year	1,890,125	891,225
Cash and cash equivalents at end of period	$1,186,417	$1,009,073

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$769,206	$891,336
Federal and state income taxes	34,099	48,252
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned, net	$832	$8,059
Transfer of loans to loans held for sale, net	10,200	34,143
Lease right of use assets obtained in exchange for operating lease liabilities	22,866	15,429

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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at June 30, 2025 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
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
On July 4, 2025, new federal legislation commonly known as the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act, includes tax relief measures, modifies certain energy tax credits and sets various limits on tax deductions, among other key provisions. Valley is currently evaluating the provisions of the OBBBA, but it is not expected to have a material impact on Valley's consolidated financial statements.

Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except for share and per share data)
Net income available to common shareholders	$126,219	$66,316	$225,322	$158,477
Basic weighted average number of common shares outstanding	560,336,610	509,141,252	559,976,939	508,740,986
Plus: Common stock equivalents	1,975,720	1,197,250	3,454,451	1,696,973
Diluted weighted average number of common shares outstanding	562,312,330	510,338,502	563,431,390	510,437,959
Earnings per common share:
Basic	$0.23	$0.13	$0.40	$0.31
Diluted	0.22	0.13	0.40	0.31
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of RSUs and stock options to purchase Valley’s common shares. Stock options and RSUs with exercise and vesting prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Potential anti-dilutive weighted common shares totaled approximately 3.5 million and 6.9 million for the three months ended June 30, 2025 and 2024, respectively, and 798 thousand and 6.0 million for the six months ended June 30, 2025 and 2024, respectively.
Note 3. Accumulated Other Comprehensive Loss
The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
March 31, 2025	$(106,686)	$1,027	$(22,593)	$(128,252)
Other comprehensive income before reclassification	8,496	—	—	8,496
Amounts reclassified to earnings	—	(221)	88	(133)
Other comprehensive income (loss), net	8,496	(221)	88	8,363
June 30, 2025	$(98,190)	$806	$(22,505)	$(119,889)

March 31, 2024	$(125,707)	$1,892	$(33,033)	$(156,848)
Other comprehensive loss before reclassification	(5,600)	—	—	(5,600)
Amounts reclassified to earnings	8	(210)	37	(165)
Other comprehensive (loss) income, net	(5,592)	(210)	37	(5,765)
June 30, 2024	$(131,299)	$1,682	$(32,996)	$(162,613)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
December 31, 2024	$(133,898)	$1,245	$(22,681)	$(155,334)
Other comprehensive income before reclassification	35,708	—	—	35,708
Amounts reclassified to earnings	—	(439)	176	(263)
Other comprehensive income (loss), net	35,708	(439)	176	35,445
June 30, 2025	$(98,190)	$806	$(22,505)	$(119,889)

December 31, 2023	$(115,502)	$2,114	$(33,068)	$(146,456)
Other comprehensive loss before reclassification	(15,805)	—	—	(15,805)
Amounts reclassified to earnings	8	(432)	72	(352)
Other comprehensive (loss) income, net	(15,797)	(432)	72	(16,157)
June 30, 2024	$(131,299)	$1,682	$(32,996)	$(162,613)
The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2025 and 2024:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Accumulated Other Comprehensive Loss	2025	2024	2025	2024	Income Statement Line Item
	(in thousands)
Unrealized losses on AFS securities before tax	$—	$(11)	$—	$(11)	(Losses) gains on securities transactions, net
Tax effect	—	3	—	3
Total net of tax	—	(8)	—	(8)
Unrealized gains on derivatives (cash flow hedges) before tax	$304	$299	$605	$597	Interest and fees on loans
Tax effect	(83)	(89)	(166)	(165)
Total net of tax	221	210	439	432
Defined benefit pension and postretirement benefit plans:
Amortization of actuarial net loss	(121)	(50)	(242)	(99)	Other non-interest expense
Tax effect	33	13	66	27
Total net of tax	(88)	(37)	(176)	(72)
Total reclassifications, net of tax	$133	$165	$263	$352
Note 4. New Authoritative Accounting Guidance
ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement. Subsequently issued ASU No. 2025-01 amended the effective date of ASU No. 2024-03 to require all public business entities to adopt the new guidance for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. Valley is currently evaluating the impact of ASU No. 2024-03 on its consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2025 and December 31, 2024. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	June 30, 2025	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,468	$23,468	$—	$—
Equity securities at net asset value (NAV)	10,300	—	—	—
Available for sale debt securities:
U.S. Treasury securities	298,070	298,070	—	—
U.S. government agency securities	22,403	—	22,403	—
Obligations of states and political subdivisions	184,277	—	184,277	—
Residential mortgage-backed securities	3,188,813	—	3,188,813	—
Corporate and other debt securities	202,642	—	202,642	—
Total available for sale debt securities	3,896,205	298,070	3,598,135	—
Loans held for sale (1)	9,146	—	9,146	—
Other assets (2)	232,123	—	232,123	—
Total assets	$4,171,242	$321,538	$3,839,404	$—
Liabilities
Other liabilities (2)	$234,175	$—	$234,175	$—
Total liabilities	$234,175	$—	$234,175	$—
Non-recurring fair value measurements:
Non-performing loans held for sale (3)	$18,950	$—	$18,950	$—
Collateral dependent loans	144,302	—	—	144,302
Foreclosed assets (3)	4,686	—	—	4,686
Total	$167,938	$—	$18,950	$148,988

		Fair Value Measurements at Reporting Date Using:
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling $8.9 million and $16.8 million at June 30, 2025 and December 31, 2024, respectively.
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
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2025 and December 31, 2024 based on the short duration these assets were held and their credit quality.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the SOFR curve, at June 30, 2025 and December 31, 2024. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2025 and December 31, 2024), is determined based on the current market prices for similar instruments. The fair value of a credit default swap related to a portion of Valley's automobile loan portfolio is based on estimated discounted cash flows that incorporate market data for auto credit loss forecasts and anticipated cash outflows for the instrument's premium payments. The fair value of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2025 and December 31, 2024. See Note 12 for additional details on Valley's derivatives.
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
Non-performing commercial real estate loans held for sale. During 2023, Valley transferred a non-performing construction loan totaling $10.0 million, net of $4.2 million charge-offs, to the allowance for loan losses, to loans held for sale. The fair value of the loan was determined using Level 2 inputs, including bids from a third-party broker engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a bidding process in which each participant was required to provide an indicative non-binding bid. Fair value was determined based on a non-binding sale agreement selected by Valley in the bidding process. During 2024, an additional $1.2 million write-down was recorded to earnings to reflect the loan's current estimated fair value of $8.8 million at December 31, 2024 and June 30, 2025.
During the six months ended June 30, 2025, Valley transferred a non-performing construction loan totaling $10.2 million, net of $638 thousand charge-offs to the allowance for loan losses, to loans held for sale. The fair value of the loan was determined using Level 2 inputs, including bids to purchase from multiple third-parties. Fair value was determined based on a non-binding sale agreement selected by Valley in the bidding process.

Collateral dependent loans. Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all the repayment is expected from the sale of collateral. Collateral dependent loans are reported at the fair value of the underlying collateral when the fair value is lower than the recorded investment in the loan. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At June 30, 2025, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. Collateral dependent loans with a total amortized cost of $199.7 million (including taxi medallion loans totaling $48.6 million), were reduced by specific allowance for loan loss allocations totaling $55.4 million to a reported total net carrying amount of $144.3 million at June 30, 2025.
Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of an asset occur, the asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in $2.9 million of losses for the three and six months ended June 30, 2025 included in non-interest expense and related to one other real estate owned property. There were no write-downs of foreclosed assets during three and six months ended June 30, 2024. There were no adjustments to the appraisals of foreclosed assets at June 30, 2025 and December 31, 2024.
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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2025 and December 31, 2024 were as follows:

	Fair Value Hierarchy	June 30, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$440,870	$440,870	$411,412	$411,412
Interest bearing deposits with banks	Level 1	745,547	745,547	1,478,713	1,478,713
Equity securities (1)	Level 3	43,640	43,640	36,871	36,871
Held to maturity debt securities:
U.S. Treasury securities	Level 1	25,095	25,079	25,480	25,461
U.S. government agency securities	Level 2	297,057	253,739	301,315	252,302
Obligations of states and political subdivisions	Level 2	358,377	328,494	372,489	346,361
Residential mortgage-backed securities	Level 2	2,731,797	2,370,561	2,710,642	2,292,148
Trust preferred securities	Level 2	36,092	29,728	36,081	29,145
Corporate and other debt securities	Level 2	83,143	80,800	86,213	82,867
Total held to maturity debt securities (2)		3,531,561	3,088,401	3,532,220	3,028,284
Net loans	Level 3	48,811,920	47,085,699	48,240,861	46,634,654
Accrued interest receivable	Level 1	238,278	238,278	239,941	239,941
FRB and FHLB stock (3)	Level 2	344,052	344,052	328,497	328,497
Financial liabilities
Deposits without stated maturities	Level 1	37,838,403	37,838,403	37,733,313	37,733,313
Deposits with stated maturities	Level 2	12,886,881	12,929,115	12,342,544	12,363,365
Short-term borrowings	Level 2	162,244	159,081	72,718	68,032
Long-term borrowings	Level 2	2,903,091	2,874,547	3,174,155	3,109,622
Junior subordinated debentures issued to capital trusts	Level 2	57,629	53,054	57,455	54,957
Accrued interest payable (4)	Level 1	118,608	118,608	150,564	150,564

(1)Represents equity securities without a readily determinable fair value, which are measured based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Total changes in the valuation of equity securities were immaterial for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.
Note 6. Investment Securities
Equity Securities
Equity securities totaled $77.4 million and $71.5 million at June 30, 2025 and December 31, 2024, respectively. See Note 5 for further details on equity securities.

Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities at June 30, 2025 and December 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2025
U.S. Treasury securities	$322,493	$—	$(24,423)	$298,070
U.S. government agency securities	23,849	25	(1,471)	22,403
Obligations of states and political subdivisions:
Obligations of states and state agencies	45,650	—	(836)	44,814
Municipal bonds	180,577	—	(41,114)	139,463
Total obligations of states and political subdivisions	226,227	—	(41,950)	184,277
Residential mortgage-backed securities	3,243,118	25,456	(79,761)	3,188,813
Corporate and other debt securities	214,410	489	(12,257)	202,642
Total	$4,030,097	$25,970	$(159,862)	$3,896,205
December 31, 2024
U.S. Treasury securities	$319,551	$—	$(28,002)	$291,549
U.S. government agency securities	24,636	20	(2,113)	22,543
Obligations of states and political subdivisions:
Obligations of states and state agencies	46,211	—	(682)	45,529
Municipal bonds	179,284	—	(32,304)	146,980
Total obligations of states and political subdivisions	225,495	—	(32,986)	192,509
Residential mortgage-backed securities	2,784,895	3,796	(107,615)	2,681,076
Corporate and other debt securities	197,696	247	(15,896)	182,047
Total	$3,552,273	$4,063	$(186,612)	$3,369,724

Accrued interest on investments, which is excluded from the amortized cost of AFS debt securities, totaled $15.4 million and $13.1 million at June 30, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The age of unrealized losses and fair value of the related AFS debt securities at June 30, 2025 and December 31, 2024 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2025
U.S. Treasury securities	$—	$—	$298,070	$(24,423)	$298,070	$(24,423)
U.S. government agency securities	—	—	21,179	(1,471)	21,179	(1,471)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	5,744	(836)	5,744	(836)
Municipal bonds	—	—	131,768	(41,114)	131,768	(41,114)
Total obligations of states and political subdivisions	—	—	137,512	(41,950)	137,512	(41,950)
Residential mortgage-backed securities	674,361	(7,204)	505,120	(72,557)	1,179,481	(79,761)
Corporate and other debt securities	4,628	(372)	166,024	(11,885)	170,652	(12,257)
Total	$678,989	$(7,576)	$1,127,905	$(152,286)	$1,806,894	$(159,862)
December 31, 2024
U.S. Treasury securities	$—	$—	$291,549	$(28,002)	$291,549	$(28,002)
U.S. government agency securities	—	—	21,281	(2,113)	21,281	(2,113)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	6,208	(682)	6,208	(682)
Municipal bonds	—	—	139,216	(32,304)	139,216	(32,304)
Total obligations of states and political subdivisions	—	—	145,424	(32,986)	145,424	(32,986)
Residential mortgage-backed securities	1,483,442	(22,242)	501,858	(85,373)	1,985,300	(107,615)
Corporate and other debt securities	—	—	166,800	(15,896)	166,800	(15,896)
Total	$1,483,442	$(22,242)	$1,126,912	$(164,370)	$2,610,354	$(186,612)
Within the AFS debt securities portfolio, the total number of security positions in an unrealized loss position was 661 and 726 at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, the fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.0 billion.

Contractual Maturities
The contractual maturities of AFS debt securities at June 30, 2025 are set forth in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	June 30, 2025
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$179,139	$177,670
Due after one year through five years	140,847	137,361
Due after five years through ten years	175,717	162,664
Due after ten years	291,276	229,697
Residential mortgage-backed securities	3,243,118	3,188,813
Total	$4,030,097	$3,896,205
The weighted average remaining expected life for AFS residential mortgage-backed securities was 8.39 years at June 30, 2025.
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
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley also evaluated AFS debt securities that were in an unrealized loss position as of June 30, 2025 included in the tables above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, there was no impairment recognized during the three and six months ended June 30, 2025 and 2024.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of their amortized cost basis. None of the AFS debt securities were past due as of June 30, 2025. As a result, there was no allowance for credit losses for AFS debt securities at June 30, 2025 and December 31, 2024.

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of HTM debt securities at June 30, 2025 and December 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
June 30, 2025
U.S. Treasury securities	$25,095	$—	$(16)	$25,079	$—	$25,095
U.S. government agency securities	297,057	6	(43,324)	253,739	—	297,057
Obligations of states and political subdivisions:
Obligations of states and state agencies	64,729	167	(4,457)	60,439	1	64,728
Municipal bonds	293,648	13	(25,606)	268,055	74	293,574
Total obligations of states and political subdivisions	358,377	180	(30,063)	328,494	75	358,302
Residential mortgage-backed securities	2,731,797	6,564	(367,800)	2,370,561	—	2,731,797
Trust preferred securities	36,092	—	(6,364)	29,728	408	35,684
Corporate and other debt securities	83,143	1	(2,344)	80,800	154	82,989
Total	$3,531,561	$6,751	$(449,911)	$3,088,401	$637	$3,530,924
December 31, 2024
U.S. Treasury securities	$25,480	$—	$(19)	$25,461	$—	$25,480
U.S. government agency securities	301,315	—	(49,013)	252,302	—	301,315
Obligations of states and political subdivisions:
Obligations of states and state agencies	68,025	—	(5,335)	62,690	2	68,023
Municipal bonds	304,464	9	(20,802)	283,671	48	304,416
Total obligations of states and political subdivisions	372,489	9	(26,137)	346,361	50	372,439
Residential mortgage-backed securities	2,710,642	2,088	(420,582)	2,292,148	—	2,710,642
Trust preferred securities	36,081	—	(6,936)	29,145	414	35,667
Corporate and other debt securities	86,213	10	(3,356)	82,867	183	86,030
Total	$3,532,220	$2,107	$(506,043)	$3,028,284	$647	$3,531,573
Accrued interest on investments, which is excluded from the amortized cost of HTM debt securities, totaled $13.0 million at both June 30, 2025 and December 31, 2024, and is presented within total accrued interest receivable on the consolidated statements of financial condition. HTM debt securities are carried net of an allowance for credit losses (as shown in the table above).

The age of unrealized losses and fair value of related HTM debt securities at June 30, 2025 and December 31, 2024 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2025
U.S. Treasury securities	$25,079	$(16)	$—	$—	$25,079	$(16)
U.S. government agency securities	—	—	234,270	(43,324)	234,270	(43,324)
Obligations of states and political subdivisions:
Obligations of states and state agencies	5,762	(191)	41,766	(4,266)	47,528	(4,457)
Municipal bonds	27,598	(444)	186,299	(25,162)	213,897	(25,606)
Total obligations of states and political subdivisions	33,360	(635)	228,065	(29,428)	261,425	(30,063)
Residential mortgage-backed securities	59,062	(859)	1,876,157	(366,941)	1,935,219	(367,800)
Trust preferred securities	—	—	29,728	(6,364)	29,728	(6,364)
Corporate and other debt securities	17,960	(40)	57,838	(2,304)	75,798	(2,344)
Total	$135,461	$(1,550)	$2,426,058	$(448,361)	$2,561,519	$(449,911)
December 31, 2024
U.S. Treasury securities	$25,461	$(19)	$—	$—	$25,461	$(19)
U.S. government agency securities	22,621	(75)	229,143	(48,938)	251,764	(49,013)
Obligations of states and political subdivisions:
Obligations of states and state agencies	20,632	(517)	42,058	(4,818)	62,690	(5,335)
Municipal bonds	36,766	(440)	210,723	(20,362)	247,489	(20,802)
Total obligations of states and political subdivisions	57,398	(957)	252,781	(25,180)	310,179	(26,137)
Residential mortgage-backed securities	216,651	(2,687)	1,917,644	(417,895)	2,134,295	(420,582)
Trust preferred securities	—	—	29,145	(6,936)	29,145	(6,936)
Corporate and other debt securities	5,977	(23)	63,879	(3,333)	69,856	(3,356)
Total	$328,108	$(3,761)	$2,492,592	$(502,282)	$2,820,700	$(506,043)
Within the HTM securities portfolio, the total number of security positions in an unrealized loss position was 737 and 798 at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, the fair value of HTM debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $1.2 billion.

Contractual Maturities
The contractual maturities of investments in HTM debt securities at June 30, 2025 is set forth in the table below. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	June 30, 2025
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$63,269	$63,061
Due after one year through five years	49,356	48,874
Due after five years through ten years	164,449	156,160
Due after ten years	522,690	449,745
Residential mortgage-backed securities	2,731,797	2,370,561
Total	$3,531,561	$3,088,401
The weighted-average remaining expected life for HTM residential mortgage-backed securities was 9.13 years at June 30, 2025.

Credit Quality Indicators
Valley monitors the credit quality of the HTM debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of HTM debt securities by external credit rating at June 30, 2025 and December 31, 2024.

	AAA/AA/A Rated	BBB rated	Non-rated	Total
	(in thousands)
June 30, 2025
U.S. Treasury securities	$25,095	$—	$—	$25,095
U.S. government agency securities	297,057	—	—	297,057
Obligations of states and political subdivisions:
Obligations of states and state agencies	49,610	—	15,119	64,729
Municipal bonds	255,035	—	38,613	293,648
Total obligations of states and political subdivisions	304,645	—	53,732	358,377
Residential mortgage-backed securities	2,731,797	—	—	2,731,797
Trust preferred securities	—	—	36,092	36,092
Corporate and other debt securities	—	6,000	77,143	83,143
Total	$3,358,594	$6,000	$166,967	$3,531,561
December 31, 2024
U.S. Treasury securities	$25,480	$—	$—	$25,480
U.S. government agency securities	301,315	—	—	301,315
Obligations of states and political subdivisions:
Obligations of states and state agencies	52,770	—	15,255	68,025
Municipal bonds	277,921	—	26,543	304,464
Total obligations of states and political subdivisions	330,691	—	41,798	372,489
Residential mortgage-backed securities	2,710,642	—	—	2,710,642
Trust preferred securities	—	—	36,081	36,081
Corporate and other debt securities	—	6,000	80,213	86,213
Total	$3,368,128	$6,000	$158,092	$3,532,220
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At June 30, 2025, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the “non-rated” category included municipal bonds secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.
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

The following table details the activity in the allowance for credit losses for HTM securities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Beginning balance	$633	$1,131	$647	$1,205
Provision (credit) for credit losses	4	(41)	(10)	(115)
Ending balance	$637	$1,090	$637	$1,090
There were no net charge-offs of HTM debt securities in the respective periods presented in the table above.
Note 7. Loans and Allowance for Credit Losses for Loans
The details of the loan portfolio as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Loans:
Commercial and industrial	$10,870,036	$9,931,400
Commercial real estate:
Commercial real estate	25,971,061	26,530,225
Construction	2,854,859	3,114,733
Total commercial real estate loans	28,825,920	29,644,958
Residential mortgage	5,709,971	5,632,516
Consumer:
Home equity	634,553	604,433
Automobile	2,178,841	1,901,065
Other consumer	1,172,099	1,085,339
Total consumer loans	3,985,493	3,590,837
Total loans	$49,391,420	$48,799,711
Total loans include net unearned discounts and deferred loan fees of $21.5 million and $45.3 million at June 30, 2025 and December 31, 2024, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $206.2 million and $208.9 million at June 30, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
Loans Portfolio Sales and Transfers to Loans Held for Sale
Valley sells residential mortgage loans originated for sale (at fair value) primarily to Fannie Mae and Freddie Mac in the normal course of business. Under certain circumstances, Valley may decide to sell loans that were not originated with the intent to sell.
During the six months ended June 30, 2025, Valley transferred a non-performing construction loan totaling $10.2 million, net of $638 thousand charge-offs, from the held for investment loan portfolio to loans held for sale. See Note 5 for further details. During the six months ended June 30, 2024, Valley completed the sale of its commercial premium finance lending business for $96.8 million. This asset sale included $95.5 million of assets, mainly consisting of $93.6 million of loans, and $2.8 million of related liabilities. The transaction generated a $3.6 million net gain for the six months ended June 30, 2024.

There were no other transfers or sales of loans from the held for investment portfolio during the three and six months ended June 30, 2025 and 2024.

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
Credit Quality
The following table presents past due, current, and non-accrual loans without an allowance for loan losses by loan portfolio class at June 30, 2025 and December 31, 2024:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
June 30, 2025
Commercial and industrial	$10,451	$1,095	$—	$90,973	$102,519	$10,767,517	$10,870,036	$19,512
Commercial real estate:
Commercial real estate	42,884	60,601	—	193,604	297,089	25,673,972	25,971,061	107,756
Construction	35,000	—	—	24,068	59,068	2,795,791	2,854,859	—
Total commercial real estate loans	77,884	60,601	—	217,672	356,157	28,469,763	28,825,920	107,756
Residential mortgage	21,744	7,627	2,062	41,099	72,532	5,637,439	5,709,971	29,064
Consumer loans:
Home equity	1,893	2,499	—	4,391	8,783	625,770	634,553	1,323
Automobile	9,710	1,113	439	209	11,471	2,167,370	2,178,841	—
Other consumer	1,275	389	420	15	2,099	1,170,000	1,172,099	—
Total consumer loans	12,878	4,001	859	4,615	22,353	3,963,140	3,985,493	1,323
Total	$122,957	$73,324	$2,921	$354,359	$553,561	$48,837,859	$49,391,420	$157,655

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2024
Commercial and industrial	$2,389	$1,007	$1,307	$136,675	$141,378	$9,790,022	$9,931,400	$15,947
Commercial real estate:
Commercial real estate	20,902	24,903	—	157,231	203,036	26,327,189	26,530,225	91,095
Construction	—	—	—	24,591	24,591	3,090,142	3,114,733	5,002
Total commercial real estate loans	20,902	24,903	—	181,822	227,627	29,417,331	29,644,958	96,097
Residential mortgage	21,295	5,773	3,533	36,786	67,387	5,565,129	5,632,516	23,543
Consumer loans:
Home equity	1,651	181	—	3,961	5,793	598,640	604,433	1,341
Automobile	8,583	1,346	407	230	10,566	1,890,499	1,901,065	—
Other consumer	2,318	2,957	642	24	5,941	1,079,398	1,085,339	—
Total consumer loans	12,552	4,484	1,049	4,215	22,300	3,568,537	3,590,837	1,341
Total	$57,138	$36,167	$5,889	$359,498	$458,692	$48,341,019	$48,799,711	$136,928
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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at June 30, 2025 and December 31, 2024, as well as the gross loan charge-offs by year of origination for the six months ended June 30, 2025 and for the year ended December 31, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$899,962	$1,579,211	$784,023	$594,156	$378,487	$602,119	$5,322,292	$8,655	$10,168,905
Special Mention	1,116	1,566	12,373	8,970	20,015	5,316	169,498	4,699	223,553
Substandard	—	26,363	23,749	62,235	3,787	63,259	218,750	20,761	418,904
Doubtful	—	—	6,253	2	321	49,460	2,638	—	58,674
Total commercial and industrial	$901,078	$1,607,140	$826,398	$665,363	$402,610	$720,154	$5,713,178	$34,115	$10,870,036
Commercial real estate
Risk Rating:
Pass	$906,097	$2,046,206	$2,631,836	$5,034,673	$3,508,472	$7,948,426	$493,466	$53,795	$22,622,971
Special Mention	1,783	131,233	262,912	291,603	149,396	251,288	150,586	—	1,238,801
Substandard	—	66,645	203,098	413,659	399,249	906,389	77,073	67	2,066,180
Doubtful	—	—	3,060	—	29,483	10,566	—	—	43,109
Total commercial real estate	$907,880	$2,244,084	$3,100,906	$5,739,935	$4,086,600	$9,116,669	$721,125	$53,862	$25,971,061
Construction
Risk Rating:
Pass	$283,613	$565,391	$447,756	$322,573	$64,401	$53,919	$775,127	$17,671	$2,530,451
Special Mention	—	10,895	21,510	1,742	23,047	1,969	96,667	7,048	162,878
Substandard	—	571	33,539	8,950	6,228	8,529	70,770	32,943	161,530
Total construction	$283,613	$576,857	$502,805	$333,265	$93,676	$64,417	$942,564	$57,662	$2,854,859
Gross loan charge-offs	$—	$6,503	$3,328	$4,109	$13,657	$15,654	$23,450	$14,990	$81,691

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,769,585	$828,087	$703,962	$476,091	$246,992	$392,834	$4,804,095	$6,006	$9,227,652
Special Mention	30,755	3,553	59,434	11,646	270	72,514	147,254	10,762	336,188
Substandard	24,613	13,479	9,415	4,296	2,813	7,382	201,053	39,011	302,062
Doubtful	—	8,911	4	928	—	52,064	3,591	—	65,498
Total commercial and industrial	$1,824,953	$854,030	$772,815	$492,961	$250,075	$524,794	$5,155,993	$55,779	$9,931,400
Commercial real estate
Risk Rating:
Pass	$2,097,314	$2,941,270	$5,310,807	$3,883,333	$2,302,480	$6,086,608	$597,266	$78,621	$23,297,699
Special Mention	156,394	380,852	289,669	192,614	55,739	327,732	141,164	—	1,544,164
Substandard	84,410	107,944	387,638	288,906	236,927	520,858	11,167	—	1,637,850
Doubtful	—	3,060	—	35,756	9,813	1,883	—	—	50,512
Total commercial real estate	$2,338,118	$3,433,126	$5,988,114	$4,400,609	$2,604,959	$6,937,081	$749,597	$78,621	$26,530,225
Construction
Risk Rating:
Pass	$545,597	$680,260	$334,899	$92,765	$17,955	$45,161	$1,224,698	$58,644	$2,999,979
Special Mention	13,278	—	664	5,069	—	2,504	16,691	—	38,206
Substandard	9,835	—	8,950	4,942	—	—	43,474	—	67,201
Doubtful	—	—	2,074	—	7,273	—	—	—	9,347
Total construction	$568,710	$680,260	$346,587	$102,776	$25,228	$47,665	$1,284,863	$58,644	$3,114,733
Gross loan charge-offs	$706	$31,809	$7,523	$44,610	$66,632	$49,436	$3,930	$2,148	$206,794

For residential mortgages, home equity, automobile and other consumer loan portfolio classes, Valley evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of June 30, 2025 and December 31, 2024, as well as the gross loan charge-offs by year of origination for the six months ended June 30, 2025 and for the year ended December 31, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$248,495	$404,738	$405,835	$1,264,594	$1,385,458	$1,899,165	$78,028	$—	$5,686,313
90 days or more past due	—	316	778	5,731	730	15,422	—	681	23,658
Total residential mortgage	$248,495	$405,054	$406,613	$1,270,325	$1,386,188	$1,914,587	$78,028	$681	$5,709,971
Consumer loans
Home equity
Performing	$14,196	$22,375	$27,170	$37,519	$9,579	$52,232	$462,203	$7,758	$633,032
90 days or more past due	—	—	3	133	1	1,098	—	286	1,521
Total home equity	14,196	22,375	27,173	37,652	9,580	53,330	462,203	8,044	634,553
Automobile
Performing	$673,088	$713,485	$275,710	$281,523	$150,135	$84,287	$—	$—	$2,178,228
90 days or more past due	—	161	162	96	47	147	—	—	613
Total automobile	673,088	713,646	275,872	281,619	150,182	84,434	—	—	2,178,841
Other consumer
Performing	$5,634	$11,650	$19,464	$14,006	$4,954	$60,437	$1,037,349	$18,225	$1,171,719
90 days or more past due	5	—	25	1	—	—	—	349	380
Total other consumer	5,639	11,650	19,489	14,007	4,954	60,437	1,037,349	18,574	1,172,099
Total consumer	$692,923	$747,671	$322,534	$333,278	$164,716	$198,201	$1,499,552	$26,618	$3,985,493
Gross loan charge-offs	$—	$1,161	$626	$570	$273	$1,686	$—	$83	$4,399

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$428,138	$413,528	$1,282,524	$1,420,835	$494,430	$1,490,512	$75,479	$954	$5,606,400
90 days or more past due	530	771	1,030	1,533	5,286	16,285	—	681	26,116
Total residential mortgage	$428,668	$414,299	$1,283,554	$1,422,368	$499,716	$1,506,797	$75,479	$1,635	$5,632,516
Consumer loans
Home equity
Performing	$22,947	$29,445	$38,774	$10,302	$3,340	$50,613	$438,817	$9,061	$603,299
90 days or more past due	—	48	51	1	—	855	—	179	1,134
Total home equity	22,947	29,493	38,825	10,303	3,340	51,468	438,817	9,240	604,433
Automobile
Performing	$863,281	$343,203	$363,901	$211,294	$59,288	$59,512	$—	$—	$1,900,479
90 days or more past due	71	122	140	70	2	181	—	—	586
Total automobile	863,352	343,325	364,041	211,364	59,290	59,693	—	—	1,901,065
Other consumer
Performing	$15,164	$25,884	$15,787	$1,588	$337	$53,917	$956,339	$15,917	$1,084,933
90 days or more past due	—	59	61	—	—	38	—	248	406
Total other consumer	15,164	25,943	15,848	1,588	337	53,955	956,339	16,165	1,085,339
Total consumer	$901,463	$398,761	$418,714	$223,255	$62,967	$165,116	$1,395,156	$25,405	$3,590,837
Gross loan charge-offs	$1,014	$1,883	$1,511	$1,015	$519	$2,245	$—	$131	$8,318

Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties.
The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty at June 30, 2025 that were modified during the three and six months ended June 30, 2025 and 2024, disaggregated by class of financing receivable and type of modification.

	Term extension	Term extension and interest rate reduction	Term extension and principal forgiveness	Other than Insignificant Payment Delay	Total	% of Total Loan Class
	($ in thousands)
Three Months Ended June 30, 2025
Commercial and industrial	$8,306	$—	$—	$—	$8,306	0.08%
Commercial real estate	3,020	4,008	—	—	7,028	0.03
Total	$11,326	$4,008	$—	$—	$15,334	0.03%
Three Months Ended June 30, 2024
Commercial and industrial	$45,807	$—	$—	$—	$45,807	0.48%
Commercial real estate	180	—	—	—	180	—
Residential mortgage	898	—	—	—	898	0.02
Total	$46,885	$—	$—	$—	$46,885	0.10%

Six Months Ended June 30, 2025
Commercial and industrial	$10,304	$—	$—	$5,610	$15,914	0.15%
Commercial real estate	10,413	4,008	20,760	396	35,577	0.14
Total	$20,717	$4,008	$20,760	$6,006	$51,491	0.10%
Six Months Ended June 30, 2024
Commercial and industrial	$79,953	$138	$—	$—	$80,091	0.84%
Commercial real estate	224	16,221	—	—	16,445	0.06
Residential mortgage	898	—	—	—	898	0.02
Total	$81,075	$16,359	$—	$—	$97,434	0.19%

The following table describes the types of modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024:

	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Principal Forgiveness (in thousands)	Weighted Average Payment Deferral (in months)
Three Months Ended June 30, 2025
Commercial and industrial	—%	18	$—	—
Commercial real estate	5.50	3	—	—
Three Months Ended June 30, 2024
Commercial and industrial	—%	11	$—	—
Commercial real estate	—	2	—	—
Residential mortgage	—	50	—	—

Six Months Ended June 30, 2025
Commercial and industrial	—%	17	$—		6
Commercial real estate	5.50	26	17,500	*	6
Six Months Ended June 30, 2024
Commercial and industrial	1.11%	8	$—		—
Commercial real estate	1.06	12	—		—
Residential mortgage	—	50	—		—
Home equity	—	120	—		—

*    Relates to one loan that was partially charged off during the fourth quarter 2024 with the subsequent execution of the corresponding principal forgiveness completed in the first quarter 2025.

Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the aging analysis of loans that have been modified within the previous 12 months at June 30, 2025 and 2024.

	Current		30-89 Days Past Due	90 Days or More Past Due		Total
June 30, 2025	($ in thousands)
Commercial and industrial	$75,699	*	$—	$—		$75,699
Commercial real estate	250,109	*	—	—		250,109
Residential mortgage	1,187	*	—	95	*	1,282
Home equity	40		—	—		40
Total	$327,035		$—	$95		$327,130
June 30, 2024
Commercial and industrial	$92,728	*	$96	$—		$92,824
Commercial real estate	99,970		—	2,153	*	102,123
Residential mortgage	—		—	898	*	898
Home equity	30		—	—		30
Total	$192,728		$96	$3,051		$195,875

*    Includes non-accrual loans.
The following table provides the amortized cost basis of financing receivables that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty.

June 30, 2025	Term extension
Six Months Ended June 30, 2024	(in thousands)
Residential mortgage	$898
Total	$898
Loans in process of foreclosure. OREO balance totaled $4.8 million and $12.2 million at June 30, 2025 and December 31, 2024, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.7 million and $4.6 million at June 30, 2025 and December 31, 2024, respectively.
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

The following table presents collateral dependent loans by class as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$114,302	$131,898
Commercial real estate	177,569	156,825
Construction	4,477	15,841
Total commercial real estate loans	182,046	172,666
Residential mortgage	29,317	23,797
Home equity	1,323	1,341
Total	$326,988	$329,702

*    Includes non-accrual loans collateralized by taxi medallions totaling $48.6 million and $49.2 million at June 30, 2025 and December 31, 2024, respectively.
Allowance for Credit Losses for Loans
The allowance for credit losses for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments.
The following table summarizes the ACL for loans at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$579,500	$558,850
Allowance for unfunded credit commitments	14,520	14,478
Total allowance for credit losses for loans	$594,020	$573,328
The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$39,129	$86,901	$100,428	$133,624
(Credit) provision for unfunded credit commitments	(1,334)	(4,790)	42	(6,239)
Total provision for credit losses for loans	$37,795	$82,111	$100,470	$127,385

The following table details the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2025 and 2024:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended June 30, 2025
Allowance for loan losses:
Beginning balance	$184,700	$321,662	$48,906	$22,932	$578,200
Loans charged-off	(25,189)	(14,623)	(46)	(2,213)	(42,071)
Charged-off loans recovered	2,789	643	37	773	4,242
Net charge-offs	(22,400)	(13,980)	(9)	(1,440)	(37,829)
Provision (credit) for loan losses	11,115	27,297	(67)	784	39,129
Ending balance	$173,415	$334,979	$48,830	$22,276	$579,500
Three Months Ended June 30, 2024
Allowance for loan losses:
Beginning balance	$138,593	$265,847	$44,377	$20,431	$469,248
Loans charged-off	(14,721)	(22,356)	—	(1,262)	(38,339)
Charged-off loans recovered	742	150	5	603	1,500
Net (charge-offs) recoveries	(13,979)	(22,206)	5	(659)	(36,839)
Provision for loan losses	24,629	57,452	3,315	1,505	86,901
Ending balance	$149,243	$301,093	$47,697	$21,277	$519,310

Six Months Ended June 30, 2025
Allowance for loan losses:
Beginning balance	$173,002	$304,148	$58,895	$22,805	$558,850
Loans charged-off	(53,645)	(28,046)	(46)	(4,353)	(86,090)
Charged-off loans recovered	3,599	892	205	1,616	6,312
Net (charge-offs) recoveries	(50,046)	(27,154)	159	(2,737)	(79,778)
Provision (credit) for loan losses	50,459	57,985	(10,224)	2,208	100,428
Ending balance	$173,415	$334,979	$48,830	$22,276	$579,500
Six Months Ended June 30, 2024
Allowance for loan losses:
Beginning balance	$133,359	$249,598	$42,957	$20,166	$446,080
Loans charged-off	(29,014)	(31,154)	—	(3,071)	(63,239)
Charged-off loans recovered	1,424	391	30	1,000	2,845
Net (charge-offs) recoveries	(27,590)	(30,763)	30	(2,071)	(60,394)
Provision for loan losses	43,474	82,258	4,710	3,182	133,624
Ending balance	$149,243	$301,093	$47,697	$21,277	$519,310

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at June 30, 2025 and December 31, 2024.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
June 30, 2025
Allowance for loan losses:
Individually evaluated for credit losses	$46,395	$9,023	$25	$—	$55,443
Collectively evaluated for credit losses	127,020	325,956	48,805	22,276	524,057
Total	$173,415	$334,979	$48,830	$22,276	$579,500
Loans:
Individually evaluated for credit losses	$114,302	$182,046	$29,317	$1,323	$326,988
Collectively evaluated for credit losses	10,755,734	28,643,874	5,680,654	3,984,170	49,064,432
Total	$10,870,036	$28,825,920	$5,709,971	$3,985,493	$49,391,420
December 31, 2024
Allowance for loan losses:
Individually evaluated for credit losses	$59,603	$16,225	$27	$—	$75,855
Collectively evaluated for credit losses	113,399	287,923	58,868	22,805	482,995
Total	$173,002	$304,148	$58,895	$22,805	$558,850
Loans:
Individually evaluated for credit losses	$131,898	$172,666	$23,797	$1,341	$329,702
Collectively evaluated for credit losses	9,799,502	29,472,292	5,608,719	3,589,496	48,470,009
Total	$9,931,400	$29,644,958	$5,632,516	$3,590,837	$48,799,711
Note 8. Goodwill and Other Intangible Assets
The carrying amounts of goodwill allocated to Valley's reporting units at both June 30, 2025 and December 31, 2024, were as follows:

Reporting Unit *
Wealth Management	Consumer Banking	Commercial Banking	Total
(in thousands)
$78,142	$349,646	$1,441,148	$1,868,936

*    The Wealth Management and Consumer Banking reporting units are both components of the overall Consumer Banking operating segment, which is further described in Note 15.
During the second quarter 2025, Valley performed the annual goodwill impairment test at its normal assessment date, which resulted in no impairment of goodwill. During the six months ended June 30, 2025, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and six months ended June 30, 2025 and 2024.

The following table summarizes other intangible assets as of June 30, 2025 and December 31, 2024:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
June 30, 2025
Loan servicing rights	$127,325	$(106,685)	$20,640
Core deposits	215,620	(148,924)	66,696
Other	50,393	(23,150)	27,243
Total other intangible assets	$393,338	$(278,759)	$114,579
December 31, 2024
Loan servicing rights	$125,961	$(104,833)	$21,128
Core deposits	215,620	(138,080)	77,540
Other	50,393	(20,400)	29,993
Total other intangible assets	$391,974	$(263,313)	$128,661
Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no impairment of loan servicing rights recognized during the three and six months ended June 30, 2025 and 2024.
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
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. There was no impairment of core deposits and other intangibles recognized during the three and six months ended June 30, 2025 and 2024.
The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2025 through 2029:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2025	$1,351	$10,204	$2,630
2026	2,501	17,223	4,805
2027	2,205	13,544	4,205
2028	1,927	10,117	3,633
2029	1,692	7,500	3,081
Valley recognized amortization expense on other intangible assets totaling approximately $7.4 million and $8.6 million for the three months ended June 30, 2025 and 2024, respectively, and $15.4 million and $18.0 million for the six months ended June 30, 2025 and 2024, respectively.

Note 9. Deposits
Included in time deposits are certificates of deposit over $250 thousand totaling $2.5 billion and $2.4 billion at June 30, 2025 and December 31, 2024, respectively.
The scheduled maturities of time deposits as of June 30, 2025 were as follows:

Year	Amount
(in thousands)
2025	$6,804,638
2026	3,926,972
2027	1,529,902
2028	578,914
2029	28,774
Thereafter	17,681
Total time deposits	$12,886,881
Note 10. Borrowed Funds
Short-Term Borrowings
Short-term borrowings at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
FHLB advances	$100,000	$—
Securities sold under agreements to repurchase	62,244	72,718
Total short-term borrowings	$162,244	$72,718
Long-Term Borrowings
Long-term borrowings at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
FHLB advances, net	$2,463,604	$2,526,608
Subordinated debt, net *	439,487	647,547
Total long-term borrowings	$2,903,091	$3,174,155

*	Subordinated debt is reported net of debt issuance costs that were immaterial at both June 30, 2025 and December 31, 2024.
FHLB advances. Long-term FHLB advances had a weighted average interest rate of 4.42 percent and 4.20 percent at June 30, 2025 and December 31, 2024, respectively. FHLB advances are secured by pledges of certain eligible collateral, including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at June 30, 2025 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2026	$601,804
2027	1,066,800
2028	545,000
2029	250,000
Total long-term FHLB advances	$2,463,604
The FHLB advances reported in the table above are not callable for early redemption.
Subordinated debt. On June 15, 2025, Valley redeemed in full $115 million of 5.25 percent fixed-to-floating rate subordinated notes issued in June 2020 and due in June 2030. The transaction was accounted for as an early debt extinguishment and resulted in a $922 thousand pre-tax loss reported within non-interest expense for the second quarter 2025. Valley also repaid $100 million of 4.55 percent fix rate subordinated notes that matured on June 30, 2025.
There were no new issuances or other maturities, calls or principal repayments of subordinated debt during the six months ended June 30, 2025. See Note 10 in Valley’s Annual Report for additional information on the outstanding subordinated debt at June 30, 2025.
Note 11. Stock–Based Compensation
Valley maintains an incentive compensation plan to provide long-term incentives to officers, employees and non-employee directors whose contributions are essential to the continued growth and success of Valley. Under the plan, Valley may issue awards in amounts up to 14.5 million shares, subject to certain adjustments. As of June 30, 2025, 6.8 million shares of common stock were available for issuance under the plan.
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
The table below summarizes RSU awards granted and average grant date fair values for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Award shares granted:
Performance-based RSUs	93	—	742	958
Time-based RSUs	571	193	3,077	2,987
Average grant date fair value per share:
Performance-based RSUs	$9.87	$—	$10.91	$7.88
Time-based RSUs	$8.90	$7.68	$9.76	$8.46
Stock award fair values are expensed over the shorter of the vesting or required service period. Valley recorded total stock-based compensation expense of approximately $6.8 million and $7.6 million for the three months ended June

30, 2025 and 2024, respectively, and $13.6 million and $15.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $49.6 million. This expense will be recognized over an average remaining vesting period of approximately 2.2 years. See Note 12 in Valley’s Annual Report for additional information on the stock-based compensation awards.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the type of participation. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At June 30, 2025, Valley had 63 credit swaps with an aggregate notional amount of $946.9 million related to risk participation agreements.
At June 30, 2025, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the Constant Maturity Swap rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand-alone swap tend to move in opposite directions with changes in the three-month Term SOFR rate and, therefore, provide an effective economic hedge.
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
Valley enters into foreign currency forward and option contracts, primarily to accommodate our customers that are not designated as hedging instruments. Upon the origination of certain foreign currency denominated transactions (including foreign currency holdings and non-U.S. dollar denominated loans) with a client, we enter into a respective hedging contract with a third party financial institution to mitigate the economic impact of foreign currency exchange rate fluctuation.
During June 2024, Valley entered into a credit default swap related to approximately $1.5 billion in automobile loans primarily to enhance the risk profile of these assets for regulatory capital purposes. The covered loans have a total remaining balance of $874.9 million within Valley's $2.2 billion automobile loan portfolio at June 30, 2025. The credit default swap is a free-standing contract measured at fair value with resulting gains or losses recognized in non-interest expense. The premium amortization expense associated with the credit protection totaled $1.8 million and $3.8 million for the three and six months ended June 30, 2025 and was recorded in other expense reported in non-interest expense.
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	June 30, 2025			December 31, 2024
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedge interest rate swaps	$6,469	$8,830	$780,322	$2,419	$13,993	$780,322
Total derivatives designated as hedging instruments	$6,469	$8,830	$780,322	$2,419	$13,993	$780,322
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$196,937	$196,646	$16,982,940	$423,683	$423,492	$16,209,499
Foreign currency derivatives	28,616	28,445	1,942,724	18,011	16,488	1,688,338
Mortgage banking derivatives	101	204	44,783	150	192	45,752
Credit default swap	—	50	874,898	—	35	1,142,026
Total derivatives not designated as hedging instruments	$225,654	$225,345	$19,845,345	$441,844	$440,207	$19,085,615
Total derivative financial instruments	$232,123	$234,175	$20,625,667	$444,263	$454,200	$19,865,937

* Other derivative contracts include risk participation agreements.

Gains included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, related to previously terminated interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Amount of gain reclassified from accumulated other comprehensive loss to interest income	$304	$299	$605	$597
The accumulated after-tax gains related to the previously terminated cash flow hedges included in accumulated other comprehensive loss were $806 thousand and $1.2 million at June 30, 2025 and December 31, 2024, respectively. Valley estimates that $875 thousand (before tax) will be reclassified as an increase to interest income over the next 12 months.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Derivative - interest rate swap:
Interest income	$—	$676	$—	$5,555
Interest expense	2,155	3,004	6,724	1,713
Hedged items - loans, time deposits and subordinated debt:
Interest income	$(161)	$(702)	$(322)	$(5,626)
Interest expense	(2,194)	(3,063)	(6,726)	(1,680)
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at June 30, 2025 and December 31, 2024.

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Asset/ Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/Liability
	(in thousands)
June 30, 2025
Time deposits	$484,218	$3,914
Long-term borrowings *	290,601	(8,627)
December 31, 2024
Time deposits	$482,723	$2,419
Long-term borrowings *	284,966	(13,859)

*    Net carrying amount includes unamortized debt issuance costs of $772 thousand and $1.2 million at June 30, 2025 and December 31, 2024, respectively.

The net losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$(1,930)	$(1,781)	$(4,989)	$(726)
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $8.3 million and $6.8 million for the three months ended June 30, 2025 and 2024, respectively, and $14.0 million and $11.3 million for the six months ended June 30, 2025 and 2024, respectively.
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
Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of June 30, 2025, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The aggregate fair value of all derivative financial instruments with credit risk-related contingent features was in a net asset position at June 30, 2025. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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
The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of June 30, 2025 and December 31, 2024.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
June 30, 2025
Assets
Interest rate swaps and other contracts	$203,406	$—	$203,406	$92,986	$(241,945)	$54,447
Liabilities
Interest rate swaps and other contracts	$205,476	$—	$205,476	$(92,986)	$—	$112,490
December 31, 2024
Assets
Interest rate swaps and other contracts	$426,102	$—	$426,102	$32,571	$(358,520)	$100,153
Liabilities
Interest rate swaps and other contracts	$437,485	$—	$437,485	$(32,571)	$—	$404,914

*    Cash collateral received from or pledged to our counterparties in relation to market value exposures of OTC derivative contracts in an asset/liability position.
Note 14. Tax Credit Investments
Valley’s tax credit investments are primarily related to investments promoting qualified affordable housing projects and other investments related to community development. Some of these tax-advantaged investments support Valley’s regulatory compliance with the CRA. Valley’s investments in these entities generate a return primarily through the realization of federal income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits and deductions are recognized as a reduction of income tax expense.
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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Other assets:
Affordable housing tax credit investments, net	$27,447	$22,742
Other tax credit investments, net	352,928	278,468
Total tax credit investments, net	$380,375	$301,210
The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Components of income tax expense:
Affordable housing tax credits and other tax benefits	$2,151	$1,263	$3,376	$2,659
Other tax credit investment credits and tax benefits	10,120	6,684	21,009	13,029
Total reduction in income tax expense	$12,271	$7,947	$24,385	$15,688
Amortization of tax credit investments:
Affordable housing tax credit investment losses	$1,050	$876	$1,750	$1,751
Affordable housing tax credit investment impairment losses	374	10	739	491
Other tax credit investment losses	3,622	1,680	4,394	2,280
Other tax credit investment impairment losses	4,088	3,225	11,571	6,831
Total amortization of tax credit investments recorded in non-interest expense	$9,134	$5,791	$18,454	$11,353
Note 15. Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other.
The CEO of Valley is the CODM who assesses performance of each operating segment to better understand their cost, opportunity value and impact to Valley's consolidated earnings. Each operating segment is reviewed routinely for its asset growth, contribution to our income before income taxes, return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments. No changes to the operating segments were determined necessary during the six months ended June 30, 2025.
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
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to operating segments. Other non-interest income items and general expenses are allocated from Treasury and Corporate Other to each operating segment utilizing a methodology that involves an allocation of operating and funding costs based on each segment's respective mix of average interest earning assets outstanding for the period, number of deposits, or direct allocation to the segments based on the nature of income and expense. Unallocated items included in Treasury and Corporate Other consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as other non-core items, including loss on extinguishment of debt, corporate restructuring charges and the FDIC special assessment.
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
The following tables represent the financial data for Valley’s operating segments and Treasury and Corporate Other for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,428,625	$38,604,012	$8,520,987	$57,553,624

Interest income	$130,616	$588,422	$85,974	$805,012
Interest expense	68,915	248,524	55,165	372,604
Net interest income	61,701	339,898	30,809	432,408
Provision for credit losses	717	37,078	4	37,799
Net interest income after provision for credit losses	60,984	302,820	30,805	394,609
Non-interest income	32,192	24,999	5,413	62,604
Non-interest expense
Salary and employee benefits expense	32,294	99,173	13,955	145,422
Net occupancy expense	4,772	16,960	3,751	25,483
Technology, furniture, and equipment expense	6,266	20,469	3,932	30,667
FDIC insurance assessment	2,650	9,542	—	12,192
Professional and legal fees	3,344	14,191	2,435	19,970
Loss on extinguishment of debt	—	—	922	922
Other segment items *	12,021	17,337	20,108	49,466
Total non-interest expense	$61,347	$177,672	$45,103	$284,122
Income (loss) before income taxes	$31,829	$150,147	$(8,885)	$173,091
Return on average interest earning assets (pre-tax)	1.22%	1.56%	(0.42)%	1.20%
Net interest margin	2.37%	3.52%	1.45%	3.01%

	Three Months Ended June 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,836,298	$40,184,603	$6,752,049	$56,772,950

Interest income	$118,537	$652,427	$62,502	$833,466
Interest expense	74,780	305,635	51,366	431,781
Net interest income	43,757	346,792	11,136	401,685
Provision (credit) for credit losses	4,820	77,291	(41)	82,070
Net interest income after provision for credit losses	38,937	269,501	11,177	319,615
Non-interest income	31,568	16,494	3,151	51,213
Non-interest expense
Salary and employee benefits expense	29,776	99,422	11,617	140,815
Net occupancy expense	4,262	17,147	2,843	24,252
Technology, furniture, and equipment expense	6,589	24,740	3,874	35,203
FDIC insurance assessment	2,570	10,513	1,363	14,446
Professional and legal fees	2,377	14,256	1,305	17,938
Other segment items *	12,940	11,645	20,258	44,843
Total non-interest expense	$58,514	$177,723	$41,260	$277,497
Income (loss) before income taxes	$11,991	$108,272	$(26,932)	$93,331
Return on average interest earning assets (pre-tax)	0.49%	1.08%	(1.60)%	0.66%
Net interest margin	1.78%	3.45%	0.66%	2.83%

	Six Months Ended June 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,428,621	$38,416,202	$8,379,663	$57,224,486

Interest income	$253,079	$1,168,318	$168,367	$1,589,764
Interest expense	134,357	494,934	107,960	737,251
Net interest income	118,722	673,384	60,407	852,513
(Credit) provision for credit losses	(8,016)	108,486	(10)	100,460
Net interest income after provision for credit losses	126,738	564,898	60,417	752,053
Non-interest income	66,546	44,001	10,351	120,898
Non-interest expense
Salary and employee benefits expense	64,268	202,163	21,609	288,040
Net occupancy expense	9,477	34,417	7,477	51,371
Technology, furniture, and equipment expense	12,503	40,322	7,738	60,563
FDIC insurance assessment	5,350	19,709	—	25,059
Professional and legal fees	6,243	25,134	4,263	35,640
Loss on extinguishment of debt	—	—	922	922
Other segment items *	26,307	32,780	40,058	99,145
Total non-interest expense	$124,148	$354,525	$82,067	$560,740
Income (loss) before income taxes	$69,136	$254,374	$(11,299)	$312,211
Return on average interest earning assets (pre-tax)	1.33%	1.32%	(0.27)%	1.09%
Net interest margin	2.27%	3.50%	1.44%	2.98%

	Six Months Ended June 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,814,532	$40,319,214	$6,562,128	$56,695,874

Interest income	$232,299	$1,310,218	$119,605	$1,662,122
Interest expense	150,066	616,487	100,336	866,889
Net interest income	82,233	693,731	19,269	795,233
Provision for credit losses	7,892	119,493	(115)	127,270
Net interest income after provision for credit losses	74,341	574,238	19,384	667,963
Non-interest income	64,733	39,624	8,271	112,628
Non-interest expense
Salary and employee benefits expense	58,434	201,280	22,932	282,646
Net occupancy expense	8,530	34,510	5,535	48,575
Technology, furniture, and equipment expense	13,126	50,004	7,535	70,665
FDIC insurance assessment	4,684	19,242	8,756	32,682
Professional and legal fees	5,204	26,337	2,862	34,403
Other segment items *	25,531	24,848	38,457	88,836
Total non-interest expense	$115,509	$356,221	$86,077	$557,807
Income (loss) before income taxes	$23,565	$257,641	$(58,422)	$222,784
Return on average interest earning assets (pre-tax)	0.48%	1.28%	(1.78)%	0.79%
Net interest margin	1.67%	3.44%	0.59%	2.80%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.
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
•the impact of unfavorable macroeconomic conditions or downturns, including instability or volatility in financial markets resulting from the impact of tariffs, any retaliatory actions, related market uncertainty, or other factors; U.S. government debt default or rating downgrade; unanticipated loan delinquencies; loss of collateral; decreased service revenues; increased business disruptions or failures; reductions in employment; and other potential negative effects on our business, employees or clients caused by factors outside of our control, such as new legislation and policy changes under the current U.S. presidential administration, geopolitical instabilities or events, natural and other disasters, including severe weather events, health emergencies, acts of terrorism, or other external events;
•the impact of any potential instability within the U.S. financial sector or future bank failures, including the possibility of a run on deposits by a coordinated deposit base, and the impact of the actual or perceived concerns regarding the soundness, or creditworthiness, of other financial institutions, including any resulting disruption within the financial markets, increased expenses, including FDIC insurance assessments, or adverse impact on our stock price, deposits or our ability to borrow or raise capital;
•the impact of negative public opinion regarding Valley or banks in general that damages our reputation and adversely impacts business and revenues;
•changes in the statutes, regulations, policies, or enforcement priorities of the federal bank regulatory agencies;
•the loss of or decrease in lower-cost funding sources within our deposit base;
•damage verdicts, settlements or restrictions related to existing or potential class action litigation or individual litigation arising from claims of violations of laws or regulations, contractual claims, breach of fiduciary responsibility, negligence, fraud, environmental laws, patent, trademark or other intellectual property infringement, misappropriation or other violation, employment related claims, and other matters;
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
•a material change in our allowance for credit losses due to forecasted economic conditions and/or unexpected credit deterioration in our loan and investment portfolios;
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
•increased competitive challenges and our ability to stay current with rapid technological changes in the financial services industry, including the use of artificial intelligence, as well as our ability to assess and monitor the effects of, and risks associated with, the implementation and use of such technology;
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
Critical Accounting Estimates
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At June 30, 2025, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report, and there have been no material changes in such policies and estimates since the date of Valley’s Annual Report.
New Authoritative Accounting Guidance
See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At June 30, 2025, Valley had consolidated total assets of approximately $62.7 billion, total net loans of $48.8 billion, total deposits of $50.7 billion and total shareholders’ equity of $7.6 billion. Valley operates many convenient branch office locations and commercial banking offices in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, California, Alabama, and Illinois. Of our current 230 branch network, 55 percent, 18 percent, and 18 percent of the branches are located in New Jersey, New York, and Florida, respectively, with the remaining 9 percent of the branches in Alabama, California, and Illinois combined.

Financial Condition. During the second quarter 2025, we continued to strengthen our balance sheet to best perform in the current uncertain economic environment, while also prudently managing the overall risk of our loan portfolio. The following items, including key balance sheet initiatives, are highlights at June 30, 2025.
•Commercial Real Estate Loan Concentration: Total commercial real estate loans (including construction loans) totaled $28.8 billion, or 58.4 percent of total loans at June 30, 2025, as compared to $29.1 billion, or 59.8 percent of total loans at March 31, 2025. The decrease was mostly due to normal repayment activity and selective originations as we continue to proactively diversify our loan portfolio and focus on the generation of more profitable and holistic banking client relationships. As a result, our CRE loan concentration ratio declined to approximately 349 percent at June 30, 2025 from 353 percent at March 31, 2025. Our current balance sheet goal is a continued gradual reduction of the CRE loan concentration ratio and to maintain the ratio below 350 percent through December 31, 2025. See further details of our loan activities under the “Loan Portfolio” section below.
•Allowance for Credit Losses for Loans: The ACL for loans totaled $594.0 million and $594.1 million at June 30, 2025 and March 31, 2025, respectively, representing 1.20 percent and 1.22 percent of total loans at each respective date. The moderate decrease reflects, among other factors, a decline in quantitative reserves in certain loan categories and lower specific reserves associated with collateral dependent loans at June 30, 2025. Given our current projections and credit trends within our loan portfolio, we anticipate the ACL will range between 1.20 percent and 1.25 percent of total loans through December 31, 2025. See the “Allowance for Credit Losses for Loans" section for additional information.
•Credit Quality: Net loan charge-offs totaled $37.8 million for the second quarter 2025 as compared to $41.9 million and $36.8 million for the first quarter 2025 and second quarter 2024, respectively. Non-accrual loans totaled $354.4 million, or 0.72 percent of total loans, at June 30, 2025 as compared to $346.5 million, or 0.71 percent of total loans, at March 31, 2025. Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) increased $147.5 million to $199.2 million, or 0.40 percent of total loans, at June 30, 2025 as compared to $51.7 million, or 0.11 percent of total loans, at March 31, 2025. The majority of this increase related to three CRE loans, of which two were no longer past due in July 2025. See the “Non-Performing Assets” section for additional information.
•Liquid Assets: Our liquid assets totaled $5.4 billion at June 30, 2025, representing 9.3 percent of interest earning assets, as compared with $5.1 billion, or 9.1 percent of interest earning assets at March 31, 2025. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. See the “Bank Liquidity” section for additional information.
•Deposits: Total deposit balances increased $759.4 million to $50.7 billion at June 30, 2025 as compared to $50.0 billion at March 31, 2025 mainly due to increases in both direct and indirect (brokered) customer time deposits during the second quarter 2025, partially offset by the outflows of certain indirect customer deposits in the savings, NOW and money market deposit category. Non-interest bearing deposits increased $118.2 million to $11.7 billion at June 30, 2025 from March 31, 2025. See the "Deposits and Other Borrowings" section below for more details.
•Subordinated Debt Redemptions: On June 15, 2025, we redeemed in full $115 million of 5.25 percent fixed-to-floating rate subordinated notes issued in June 2020 and due in June 2030. The transaction was accounted for as an early debt extinguishment and resulted in a $922 thousand pre-tax loss reported within non-interest expense for the second quarter 2025. In addition, we repaid $100 million of 4.55 percent fixed rate subordinated notes that matured on June 30, 2025.
•Investment Securities: Total investment securities increased $226.1 million to $7.5 billion, or 12.0 percent of total assets, at June 30, 2025 as compared to March 31, 2025 mainly due to targeted purchases of residential mortgage backed securities mostly issued by Ginnie Mae (with a risk-weighting of zero for regulatory capital purposes) that were classified as AFS. See the “Investment Securities Portfolio” section for more details.

•Regulatory Capital and Shareholders' Equity: Total shareholders' equity increased $75.5 million to $7.6 billion at June 30, 2025 as compared to March 31, 2025. Valley's total risk-based capital, common equity Tier 1 capital, Tier 1 capital and Tier 1 leverage capital ratios were 13.67 percent, 10.85 percent, 11.57 percent, and 9.49 percent, respectively, at June 30, 2025 as compared to 13.91 percent, 10.80 percent, 11.53 percent and 9.41 percent, respectively, at March 31, 2025. The decline in our total risk-based capital ratio as compared to March 31, 2025 reflects the early redemption of our $115 million of 5.25 percent fixed-to-floating rate subordinated notes, which were previously eligible for full regulatory capital treatment. Currently, we expect that Valley's common equity Tier 1 capital will gradually increase to approximately 11 percent by December 31, 2025 largely through projected growth in our retained earnings and continuous management of the overall regulatory risk weighted asset profile of our balance sheet, including the goal to reduce our commercial real estate loan concentration. See the "Capital Adequacy" section below for more information.
Quarterly Results. Net income for the second quarter 2025 was $133.2 million, or $0.22 per diluted common share, as compared to $70.4 million, or $0.13 per diluted common share, for the second quarter 2024. The $62.7 million increase in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:
•a $30.7 million increase in net interest income mainly driven by lower interest rates on most interest bearing deposit products in the second quarter 2025 and additional interest income from investment security purchases, partially offset by lower yields on adjustable-rate loans;
•a $44.3 million decrease in our provision for credit losses partly due to a decline in the impact of specific reserves for collateral dependent commercial loans and the change in quantitative reserves on a linked quarter basis; and
•an $11.4 million increase in non-interest income that was mainly driven by increases in service charges on deposit accounts, capital markets income, tax credit investment advisory service fees, and bank owned life insurance income.
Which were partially offset by:
•a $6.6 million increase in non-interest expense primarily due to increases in salary and employee benefits expense, amortization of tax credit investments, and net occupancy expense, partially offset by lower technology, furniture and equipment expense and FDIC insurance assessment fees; and
•a $17.0 million increase in income taxes mainly due to higher pre-tax income.
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense” and “Income Taxes” sections below for more details on the impact of the items above and other infrequent non-core items impacting our second quarter 2025 results.
U.S. Economic Conditions. During the second quarter 2025, real GDP increased at an estimated annual rate of 3.0 percent as compared to a decrease of 0.5 percent during the first quarter 2025. The second quarter rebound from the first quarter 2025 was mainly driven by a decrease in imports and a modest increase in consumer spending and government expenditures. These movements were partially offset by decreases in gross private domestic investment driven by a reduction in inventory as inventory levels normalized after businesses and consumers stockpiled goods ahead of anticipated tariff increases in the first quarter 2025. While core inflation recently came in slightly below most forecasts, pricing trends did not significantly ease during the second quarter 2025. Overall, the rate of inflation has increased to 2.7 percent in the second quarter 2025 as compared to 2.4 percent for the first quarter 2025.
Over the last four months of 2024 at its FOMC meetings, the Federal Reserve lowered the target range for the federal funds rate from 5.25 – 5.50 percent to 4.25 – 4.50 percent and have held the target steady since. The latest projections from the FOMC still indicate two rate cuts are expected during the remainder of 2025. The FOMC also indicated that the Federal Reserve will continue to reduce its Treasury securities, agency debt and agency mortgage-

backed securities. The primary concerns of (1) supporting maximum employment and, more specifically, (2) returning inflation to its 2 percent target has led to the FOMC's most recent decision to hold the federal funds target rate steady.
The 10-year U.S. Treasury note yield ended the second quarter 2025 at 4.24 percent, or 1 basis point higher as compared to the first quarter 2025, and the 2-year U.S. Treasury note yield ended the second quarter 2025 at 3.72 percent, or 15 basis points lower as compared to the first quarter 2025.
The second quarter 2025 economic lookout was weakened by the continued negative impact of volatile U.S. tariff policies and trade negotiations, heightened geopolitical tensions, immigration enforcement, persistent concerns about the government deficit, including the impact of the recently passed OBBBA, and the level of inflation. As a result of these factors, many market analysts have increased the likelihood of a recession in their forecast for the coming year, and foresee an overall challenging bank operating environment. Should these conditions persist or further deteriorate, they may adversely impact our banking clients and our financial results, as highlighted elsewhere in this MD&A.
Deposits and Other Borrowings
We define cumulative deposit beta as the change in our cost of total deposits relative to the change in the average Fed Funds (upper bound) rate. We differentiate between the cumulative deposit beta during the rate increase cycle, which began in the first quarter of 2022 and ended in the second quarter of 2024, and the cumulative deposit beta during the rate decrease cycle which started in the third quarter of 2024. Our cumulative deposit beta in the interest rate increase cycle (between December 31, 2021 and June 30, 2024) was approximately 58 percent. The Federal Reserve started an interest rate decrease cycle during the third quarter 2024. Our cumulative deposit beta in this current interest rate decrease cycle (between June 30, 2024 and June 30, 2025) was 51 percent as compared to 53 percent (between June 30, 2024 and March 31, 2025) one quarter ago. The relative stabilization of our cumulative deposit beta in the second quarter 2025 was mainly driven by the Federal Reserve's decision to leave the target federal funds rate unchanged in the second quarter of 2025, and our ability to broadly maintain the level of interest rates offered on our interest bearing deposit products. See the "Net Interest Income" section for additional details on the changes in our cost of deposits during the second quarter 2025.
Total average deposits increased by $767.8 million to $49.9 billion for the second quarter 2025 as compared to the first quarter 2025. Average time deposit balances increased $548.7 million from the first quarter 2025 largely due to new direct retail customer CDs and our greater use of indirect customer (i.e., brokered) CDs in our funding mix during the second quarter 2025. Average non-interest bearing deposits increased $113.8 million to $11.3 billion for the second quarter 2025 as compared to the first quarter 2025, while average savings, NOW and money market deposits increased $105.4 million to $26.5 billion for the same period. Average non-interest-bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 53 percent, and 24 percent of total deposits for the second quarter 2025, respectively, as compared to 23 percent, 54 percent, and 23 percent of total deposits for the first quarter 2025, respectively.
Actual ending balances for deposits increased $759.4 million to $50.7 billion at June 30, 2025 from March 31, 2025 due to increases of $962.9 million and $118.2 million in time deposits and non-interest bearing deposits, respectively, partially offset by a $321.6 million decrease in savings, NOW and money market deposit balances. The increase in time deposit balances was mainly driven by continued deposit inflows from new promotional retail CD offerings and brokered customer CDs during the second quarter 2025. The increase in non-interest bearing deposit balances was mostly due to higher commercial customer deposit inflows in the second quarter 2025. Savings, NOW and money market deposit balances decreased at June 30, 2025 from March 31, 2025 largely due to lower indirect customer deposits, as well as some seasonal runoff in governmental deposits account balances. Total indirect customer deposits (including both brokered money market and time deposits) totaled $6.5 billion and $6.3 billion in June 30, 2025 and March 31, 2025, respectively. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 52 percent and 25 percent of total deposits as of June 30, 2025, respectively, as compared to 23 percent, 53 percent and 24 percent of total deposits as of March 31, 2025, respectively.
The following table summarizes CDs included in time deposits in excess of the FDIC insurance limit by maturity at June 30, 2025:

June 30, 2025
(in thousands)
Less than three months	$1,014,203
Three to six months	512,678
Six to twelve months	757,852
More than twelve months	244,758
Total	$2,529,491
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $13.1 billion, or 26 percent of total deposits, at June 30, 2025 as compared to $13.0 billion, or 26 percent of total deposits, at March 31, 2025.
While we maintained a diversified commercial and consumer deposit base at June 30, 2025, deposit gathering initiatives and our current direct customer deposit base could be challenged due to market competition, attractive non-deposit investment alternatives in the financial markets and other factors. As a result, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at June 30, 2025. Management continuously monitors liquidity and all available funding sources including non-deposit borrowings discussed below. See the “Liquidity and Cash Requirements” section of this MD&A for additional information.
The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Average short-term borrowings:
FHLB advances	$128,846	$241,944	$29,396	$185,083	$750,137
Securities sold under repurchase agreements	61,052	60,693	63,710	60,873	65,355
Federal funds purchased	6,593	5,000	4,396	5,801	2,198
Total	$196,491	$307,637	$97,502	$251,757	$817,690

Average long-term borrowings:
FHLB advances	$2,456,681	$2,300,093	$2,624,937	$2,378,819	$2,277,819
Subordinated debt	632,166	648,738	637,019	640,407	637,514
Junior subordinated debentures issued to capital trusts	57,587	57,500	57,239	57,544	57,196
Total	$3,146,434	$3,006,331	$3,319,195	$3,076,770	$2,972,529
Average short-term borrowings for the second quarter 2025 decreased $111.1 million from the first quarter 2025 and increased $99.0 million from the second quarter 2024. The decrease from the first quarter 2025 was mainly due to the maturity and repayment of FHLB advances. The increase from the second quarter 2024 was mostly driven by a greater use of short-term FHLB advances in our mix of funding sources during the second quarter 2025. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) increased $140.1 million as compared to the first quarter 2025 and decreased $172.8 million as compared to the second quarter 2024. The increase as compared to the first quarter 2025 was mainly due to new issuances of FHLB advances totaling $210.0 million in the second quarter

2025. The decrease compared to the second quarter 2024 was partly due to maturity and repayment of $273.0 million of FHLB advances in January 2025.
Actual ending balances of short-term borrowings increased $103.2 million to $162.2 million at June 30, 2025 from March 31, 2025 largely due to the increase in FHLB advances. Long-term borrowings totaled $2.9 billion at June 30, 2025 and remained relatively unchanged compared to March 31, 2025. In June 2025, we fully redeemed $215.0 million of subordinated notes that were mostly offset by the issuance of new long-term FHLB advances during the second quarter 2025.
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
The following table presents our annualized performance ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selected Performance Indicators	($ in thousands)
GAAP measures:
Net income, as reported	$133,167	$70,424	$239,225	$166,704
Return on average assets	0.86%	0.46%	0.77%	0.54%
Return on average shareholders’ equity	7.08	4.17	6.39	4.95
Non-GAAP measures:
Net income, as adjusted	$134,415	$71,643	$240,481	$171,091
Return on average assets, as adjusted	0.87%	0.47%	0.78%	0.56%
Return on average shareholders' equity, as adjusted	7.15	4.24	6.42	5.08
Return on average tangible shareholders' equity (ROATE)	9.62	5.95	8.70	7.07
ROATE, as adjusted	9.71	6.05	8.74	7.25
Efficiency ratio, as adjusted	55.20	59.62	55.53	59.36

	June 30, 2025	December 31, 2024
Common Equity Per Share Data:
Book value per common share (GAAP)	$12.89	$12.67
Tangible book value per common share (non-GAAP)	9.35	9.10

Non-GAAP Reconciliations to GAAP Financial Measures
Adjusted net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income, as reported (GAAP)	$133,167	$70,424	$239,225	$166,704
Non-GAAP adjustments:
Add: Loss on extinguishment of debt	922	—	922	—
Add: FDIC special assessment (1)	—	1,363	—	8,757
Add: Losses on available for sale and held to maturity debt securities, net (2)	—	4	11	11
Less: Restructuring charge (3)	800	334	800	954
Less: Gain on sale of commercial premium finance lending division (4)	—	—	—	(3,629)
Total non-GAAP adjustments to net income	$1,722	$1,701	$1,733	$6,093
Income tax adjustments related to non-GAAP adjustments (5)	(474)	(482)	(477)	(1,706)
Net income, as adjusted (non-GAAP)	$134,415	$71,643	$240,481	$171,091

(1)	Included in the FDIC insurance assessment.
(2)	Included in (losses) gains on securities transactions, net.
(3)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(4)	Included in other income within non-interest income.
(5)	Calculated using the appropriate blended statutory tax rate for the applicable period.
In addition to the items used to calculate net income, as adjusted, in the table above, our net income is, from time to time, impacted by fluctuations in the overall level of net gains on sales of loans, wealth management and trust fees, and capital markets income. These amounts can vary widely from period to period due to, among other factors, the amount and timing of residential mortgage loans originated for sale, brokerage and tax credit investment advisory activities and commercial loan customer demand for certain interest rate swap products. See the “Non-Interest Income” section below for more details.
Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Net income, as adjusted (non-GAAP)	$134,415	$71,643	$240,481	$171,091
Average assets (GAAP)	$62,106,945	$61,518,639	$61,806,614	$61,387,754
Annualized return on average assets, as adjusted (non-GAAP)	0.87%	0.47%	0.78%	0.56%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Net income, as adjusted (non-GAAP)	$134,415	$71,643	$240,481	$171,091
Average shareholders' equity (GAAP)	$7,524,231	$6,753,981	$7,491,395	$6,739,838
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	7.15%	4.24%	6.42%	5.08%
ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Net income, as reported (GAAP)	$133,167	$70,424	$239,225	$166,704
Net income, as adjusted (non-GAAP)	$134,415	$71,643	$240,481	$171,091
Average shareholders’ equity (GAAP)	$7,524,231	$6,753,981	$7,491,395	$6,739,838
Less: Average goodwill and other intangible assets (GAAP)	1,987,381	2,016,766	1,990,702	2,020,883
Average tangible shareholders’ equity (non-GAAP)	$5,536,850	$4,737,215	$5,500,693	$4,718,955
Annualized ROATE (non-GAAP)	9.62%	5.95%	8.70%	7.07%
Annualized ROATE, as adjusted (non-GAAP)	9.71%	6.05%	8.74%	7.25%
The efficiency ratio is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$284,122	$277,497	$560,740	$557,807
Less: Loss on extinguishment of debt (pre-tax)	922	—	922	—
Less: FDIC special assessment (1)	—	1,363	—	8,757
Less: Restructuring charge (2)	800	334	800	954
Less: Amortization of tax credit investments	9,134	5,791	18,454	11,353
Total non-interest expense, as adjusted (non-GAAP)	$273,266	$270,009	$540,564	$536,743
Net interest income, as reported (GAAP)	432,408	401,685	852,513	795,233
Total non-interest income, as reported (GAAP)	62,604	51,213	120,898	112,628
Add: Losses on available for sale and held to maturity debt securities, net (3)	—	4	11	11
Less: Gain on sale of commercial premium finance lending division (4)	—	—	—	(3,629)
Gross operating income, as adjusted (non-GAAP)	$495,012	$452,902	$973,422	$904,243
Efficiency ratio (non-GAAP)	55.20%	59.62%	55.53%	59.36%

(1)	Included in the FDIC insurance assessment.
(2)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(3)	Included in (losses) gains on securities transactions, net.
(4)	Included in other income within non-interest income.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	June 30, 2025	December 31, 2024
	($ in thousands, except for share data)
Common shares outstanding	560,281,821	558,786,093
Shareholders’ equity (GAAP)	$7,575,421	$7,435,127
Less: Preferred stock	354,345	354,345
Less: Goodwill and other intangible assets	1,983,515	1,997,597
Tangible common shareholders’ equity (non-GAAP)	$5,237,561	$5,083,185
Book value per common share (GAAP)	$12.89	$12.67
Tangible book value per common share (non-GAAP)	$9.35	$9.10
Net Interest Income
Net interest income on a tax equivalent basis of $433.7 million for the second quarter 2025 increased $12.3 million compared to the first quarter 2025 and increased $30.7 million as compared to the second quarter 2024. Interest income on a tax equivalent basis increased $20.3 million to $806.3 million for the second quarter 2025 as compared to the first quarter 2025. The increase was mostly driven by (i) higher yields on new loan originations, (ii) increased average loan balances driven by new organic loan originations largely within the commercial and industrial loan portfolio, (iii) additional interest income from purchases of taxable investments mainly within the available for sale portfolio during the first half of 2025 and (iv) one additional day in the second quarter 2025. Total interest expense increased $8.0 million to $372.6 million for the second quarter 2025 as compared to the first quarter 2025 largely due to (i) a $548.7 million increase in average time deposit balances, (ii) the increased cost of certain non-maturity deposits and (iii) the aforementioned increase in day count.
Average interest earning assets increased $780.7 million to $57.6 billion for the second quarter 2025 as compared to the second quarter 2024 mainly due to a $2.0 billion increase in average taxable investments largely resulting from purchases of residential mortgage-backed securities classified as available for sale over the past 12 months, largely offset by lower average loan balances and to a lesser extent lower excess liquidity held in overnight interest-bearing deposits with banks. Compared to the first quarter 2025, average interest earning assets increased by $661.9 million during the second quarter 2025. The increase was mainly driven by increases of $377.7 million in average loans, $42.4 million overnight interest bearing cash balances and an increase of $249.8 million in average taxable investments. The increase in average loan balances to $49.0 billion for the second quarter 2025 was mostly due to continued growth in the commercial and industrial loan portfolio.
Average interest bearing liabilities increased $337.4 million to $41.9 billion for the second quarter 2025 as compared to the second quarter 2024 primarily due to increases of $411.2 million and $99.0 million in average interest bearing deposits and short-term borrowings, respectively, partially offset by a decrease of $172.8 million in long-term borrowings. As compared to the first quarter 2025, average interest bearing liabilities increased by $683.0 million for the second quarter 2025 largely due to an increase in average time deposit balances. See additional information under “Deposits and Other Borrowings” in the Executive Summary section above.
Net interest margin on a tax equivalent basis of 3.01 percent for the second quarter 2025 increased by 5 basis points from 2.96 percent for the first quarter 2025 and increased 17 basis points from 2.84 percent for the second quarter 2024. The increase as compared to the first quarter 2025 was mostly due to the 7 basis point increase in the yield on average interest earning assets largely caused by higher interest rates on new loan originations in the second quarter 2025 and higher yielding investment purchases. The overall cost of average interest bearing liabilities increased 2 basis points to 3.56 percent for the second quarter 2025 as compared to the first quarter 2025 mostly due to higher interest rates on certain non-maturity deposit products, partially offset by a lower overall cost of time deposits driven by both new volumes and maturities. Our cost of total average deposits was 2.67 percent for the second quarter 2025 as compared to 2.65 percent and 3.18 percent for the first quarter 2025 and the second quarter 2024, respectively.
In Valley's Annual Report, we provided guidance that we anticipated net interest income growth of approximately 9 to 12 percent for the full year of 2025 as compared to $1.6 billion reported for 2024. Based upon our current projections, we now expect the growth of our net interest income for 2025 to fall within a range of 8 to 10 percent range largely due to lower anticipated loan growth of 3 percent for same period. Our forecasts include additional assumptions and, therefore, we cannot provide any assurances that our future net interest income or margin will meet our current estimates or remain near the levels reported for the second quarter 2025. For a detailed discussion on the risks related to interest rates please refer to Part I, Item 1A. “Risk Factors” in Valley's Annual Report.

The following table reflects the components of net interest income for the three months ended June 30, 2025, March 31, 2025 and June 30, 2024:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2025			March 31, 2025			June 30, 2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$49,032,637	$720,305	5.88%	$48,654,921	$703,632	5.78%	$50,020,901	$770,987	6.17%
Taxable investments (3)	7,350,792	72,692	3.96	7,100,958	69,562	3.92	5,379,101	46,801	3.48
Tax-exempt investments (1)(3)	544,302	5,925	4.35	552,291	5,952	4.31	575,272	6,075	4.22
Interest bearing deposits with banks	625,893	7,357	4.70	583,521	6,879	4.72	797,676	10,902	5.47
Total interest earning assets	57,553,624	806,279	5.60	56,891,691	786,025	5.53	56,772,950	834,765	5.88
Allowance for credit losses	(593,858)			(577,551)			(477,373)
Cash and due from banks	427,930			418,806			421,026
Other assets	4,863,028			4,950,547			4,972,181
Unrealized losses on securities available for sale, net	(143,779)			(180,725)			(170,145)
Total assets	$62,106,945			$61,502,768			$61,518,639
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$26,451,349	$203,390	3.08%	$26,345,983	$200,221	3.04%	$24,848,266	$231,597	3.73%
Time deposits	12,119,461	129,324	4.27	11,570,758	125,069	4.32	13,311,381	160,442	4.82
Total interest bearing deposits	38,570,810	332,714	3.45	37,916,741	325,290	3.43	38,159,647	392,039	4.11
Short-term borrowings	196,491	1,736	3.53	307,637	2,946	3.83	97,502	691	2.83
Long-term borrowings (4)	3,146,434	38,154	4.85	3,006,331	36,411	4.84	3,319,195	39,051	4.71
Total interest bearing liabilities	41,913,735	372,604	3.56	41,230,709	364,647	3.54	41,576,344	431,781	4.15
Non-interest bearing deposits	11,336,314			11,222,562			11,223,562
Other liabilities	1,332,665			1,591,320			1,964,752
Shareholders’ equity	7,524,231			7,458,177			6,753,981
Total liabilities and shareholders’ equity	$62,106,945			$61,502,768			$61,518,639
Net interest income/interest rate spread (5)		$433,675	2.04%		$421,378	1.99%		$402,984	1.73%
Tax equivalent adjustment		(1,267)			(1,273)			(1,299)
Net interest income, as reported		$432,408			$420,105			$401,685
Net interest margin (6)			3.01%			2.95%			2.83%
Tax equivalent effect			0.00			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.01%			2.96%			2.84%

The following table reflects the components of net interest income for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$48,844,823	$1,423,936	5.83%	$50,133,746	$1,542,564	6.15%
Taxable investments (3)	7,226,565	142,254	3.94	5,237,040	89,426	3.42
Tax-exempt investments (1)(3)	548,274	11,877	4.33	577,557	12,146	4.21
Interest bearing deposits with banks	604,824	14,236	4.71	747,531	20,584	5.51
Total interest earning assets	57,224,486	1,592,303	5.57	56,695,874	1,664,720	5.87
Allowance for credit losses	(585,749)			(463,852)
Cash and due from banks	423,393			430,101
Other assets	4,906,634			4,888,590
Unrealized losses on securities available for sale, net	(162,150)			(162,959)
Total assets	$61,806,614			$61,387,754
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$26,399,580	$403,611	3.06%	$24,820,859	$464,103	3.74%
Time deposits	11,846,625	254,393	4.29	12,955,388	311,507	4.81
Total interest bearing deposits	38,246,205	658,004	3.44	37,776,247	775,610	4.11
Short-term borrowings	251,757	4,682	3.72	817,690	21,303	5.21
Long-term borrowings (4)	3,076,770	74,565	4.85	2,972,529	69,976	4.71
Total interest bearing liabilities	41,574,732	737,251	3.55	41,566,466	866,889	4.17
Non-interest bearing deposits	11,279,752			11,203,344
Other liabilities	1,460,735			1,878,106
Shareholders’ equity	7,491,395			6,739,838
Total liabilities and shareholders’ equity	$61,806,614			$61,387,754
Net interest income/interest rate spread (5)		$855,052	2.02%		$797,831	1.70%
Tax equivalent adjustment		(2,539)			(2,598)
Net interest income, as reported		$852,513			$795,233
Net interest margin (6)			2.98%			2.81%
Tax equivalent effect			0.01			—
Net interest margin on a fully tax equivalent basis (6)			2.99%			2.81%
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
Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2025 Compared to June 30, 2024			Six Months Ended June 30, 2025 Compared to June 30, 2024
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$(15,021)	$(35,661)	$(50,682)	$(38,974)	$(79,654)	$(118,628)
Taxable investments	18,862	7,029	25,891	37,675	15,153	52,828
Tax-exempt investments*	(333)	183	(150)	(627)	358	(269)
Federal funds sold and other interest bearing deposits	(2,149)	(1,396)	(3,545)	(3,605)	(2,743)	(6,348)
Total increase (decrease) in interest income	1,359	(29,845)	(28,486)	(5,531)	(66,886)	(72,417)
Interest Expense:
Savings, NOW and money market deposits	14,237	(42,444)	(28,207)	28,127	(88,619)	(60,492)
Time deposits	(13,644)	(17,474)	(31,118)	(25,393)	(31,721)	(57,114)
Short-term borrowings	841	204	1,045	(11,759)	(4,862)	(16,621)
Long-term borrowings and junior subordinated debentures	(2,072)	1,175	(897)	2,493	2,096	4,589
Total decrease in interest expense	(638)	(58,539)	(59,177)	(6,532)	(123,106)	(129,638)
Total increase in net interest income	$1,997	$28,694	$30,691	$1,001	$56,220	$57,221

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income
Non-interest income represented 12.6 percent and 11.3 percent of total net interest income plus non-interest income for the three months ended June 30, 2025 and 2024, respectively, and 12.4 percent of total interest income plus non-interest income for both the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025, non-interest income increased $11.4 million and $8.3 million, respectively, as compared to the same periods in 2024 mainly driven by increases in service charges on deposit accounts, capital markets income and bank owned life insurance income. See further details below.

The following table presents the components of non-interest income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Wealth management and trust fees	$14,056	$13,136	$29,087	$31,066
Insurance commissions	3,430	3,958	6,832	6,209
Capital markets	9,767	7,779	16,707	13,449
Service charges on deposit accounts	14,705	11,212	27,431	22,461
(Losses) gains on securities transactions, net	(1)	3	45	52
Fees from loan servicing	3,671	2,691	6,886	5,879
Gains on sales of loans, net	2,025	884	4,222	2,502
Bank owned life insurance	6,019	4,545	10,796	7,780
Other	8,932	7,005	18,892	23,230
Total non-interest income	$62,604	$51,213	$120,898	$112,628
Wealth management and trust fee income decreased $2.0 million for the six months ended June 30, 2025 as compared to the same period in 2024 mainly due to brokerage fees. Brokerage fees decreased $1.8 million to $10.6 million for the six months ended June 30, 2025 as compared to the same period in 2024 due to lower customer trading volume at our broker dealer subsidiary.
Capital markets income increased $2.0 million and $3.3 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increase for both periods was mostly due to fee growth from higher volumes of interest rate swap transactions related to commercial lending activities, as well as fees from foreign exchange and loan syndication transactions.
Service charges on deposit accounts increased $3.5 million and $5.0 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024 mainly due to additional treasury service related fees for commercial deposit accounts, partially offset by lower overdraft fees.
Bank owned life insurance income increased $1.5 million and $3.0 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024 due to higher returns on the underlying investment securities during the respective periods.
Other non-interest income increased $1.9 million and decreased $4.3 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increase as compared to the second quarter 2024 was mainly due to a $1.5 million increase in card fee income for three months ended June 30, 2025. The decrease for the six months ended June 30, 2025 was largely as a result of a $3.6 million net gain realized on the sale of our commercial premium finance lending business during the first quarter 2024.
Non-Interest Expense
Non-interest expense increased $6.6 million and $2.9 million for the three and six months ended June 30, 2025, respectively, as compared to the same quarter in 2024 mainly due to increases in salary and employee benefits expense, professional and legal fees, amortization of tax credit investments and net occupancy expense. See further details below.

The following table presents the components of non-interest expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Salary and employee benefits expense	$145,422	$140,815	$288,040	$282,646
Net occupancy expense	25,483	24,252	51,371	48,575
Technology, furniture and equipment expense	30,667	35,203	60,563	70,665
FDIC insurance assessment	12,192	14,446	25,059	32,682
Amortization of other intangible assets	7,427	8,568	15,446	17,980
Professional and legal fees	19,970	17,938	35,640	34,403
Loss on extinguishment of debt	922	—	922	—
Amortization of tax credit investments	9,134	5,791	18,454	11,353
Other	32,905	30,484	65,245	59,503
Total non-interest expense	$284,122	$277,497	$560,740	$557,807
Salary and employee benefits expense increased $4.6 million and $5.4 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024 mainly due to annual salary merit increases, cash incentive compensation and increased medical related expenses, partially offset by lower stock-based compensation expense.
Net occupancy expense increased $1.2 million and $2.8 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024 mainly due to incremental increases in cleaning and maintenance, rent expense and depreciation expense.
Technology, furniture and equipment expense decreased $4.5 million and $10.1 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The decreases were mostly driven by a reduction in software licensing costs, as well as moderately lower depreciation and telecommunication related expenses.
FDIC insurance assessment expense decreased $2.3 million and $7.6 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024. The decreases were primarily due to additional estimated expenses of $1.4 million and $8.8 million recorded during the three and six months ended June 30, 2024, respectively, related to the FDIC special assessment.
Amortization of other intangibles decreased $1.1 million and $2.5 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024 mainly due to a decline in amortization expense related to core deposits and loan servicing rights.
Loss on extinguishment of debt totaling $922 thousand for both the three and six months ended June 30, 2025 related to the June 15, 2025 early redemption of $115 million of 5.25 percent subordinated notes issued in June 2020 which were due in June 2030.
Amortization of tax credit investments increased $3.3 million and $7.1 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024 mainly due to large purchases of tax-advantaged investments over the last twelve months. See Note 14 for more details regarding our tax credit investments.
Other non-interest expense increased $2.4 million and $5.7 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increase for the three months ended June 30, 2025 was mainly due to the fair valuation write-down totaling $2.9 million related to one commercial real estate OREO property recorded during the second quarter 2025 and higher advertising expense. The increase for the six months ended June 30, 2025 was largely due to the aforementioned OREO related charge, a $2.9 million loss from the sale of one commercial real estate OREO property, as well as additional costs related to a loan credit risk transfer transaction, consisting of a credit default swap, executed in June 2024. The premium expense and other transaction costs associated with this credit protection totaled $1.8 million and $3.8 million for the three and six months ended June 30, 2025, respectively. The increases in both 2025 periods were partially offset by incremental increases in other expense categories.
Income Taxes
Income tax expense totaled $39.9 million for the second quarter 2025 as compared to $33.1 million for the first quarter 2025 and $22.9 million for the second quarter 2024. Our effective tax rate was 23.1 percent, 23.8 percent and 24.5 percent for the second quarter 2025, first quarter 2025 and second quarter 2024, respectively. The decrease in the effective tax rate as compared to the second quarter 2024 was primarily due to a higher level of investment in tax credits.
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
On July 4, 2025, the OBBBA was signed into law. The OBBBA extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act, includes tax relief measures, modifies certain energy tax credits and sets various limits on tax deductions, among other key provisions. We are currently evaluating the provisions of the OBBBA, but it is not expected to have a material impact on our consolidated financial statements. Based on the current information available, we anticipate that our effective tax rate will be approximately within the 23 to 25 percent range for the remainder of 2025.
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

The following tables present the financial data for Valley's operating segments, and Treasury and Corporate Other for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,428,625	$38,604,012	$8,520,987	$57,553,624

Interest income	$130,616	$588,422	$85,974	$805,012
Interest expense	68,915	248,524	55,165	372,604
Net interest income	61,701	339,898	30,809	432,408
Provision for credit losses	717	37,078	4	37,799
Net interest income after provision for credit losses	60,984	302,820	30,805	394,609
Non-interest income	32,192	24,999	5,413	62,604
Non-interest expense
Salary and employee benefits expense	32,294	99,173	13,955	145,422
Net occupancy expense	4,772	16,960	3,751	25,483
Technology, furniture, and equipment expense	6,266	20,469	3,932	30,667
FDIC insurance assessment	2,650	9,542	—	12,192
Professional and legal fees	3,344	14,191	2,435	19,970
Loss on extinguishment of debt	—	—	922	922
Other segment items *	12,021	17,337	20,108	49,466
Total non-interest expense	$61,347	$177,672	$45,103	$284,122
Income (loss) before income taxes	$31,829	$150,147	$(8,885)	$173,091
Return on average interest earning assets (pre-tax)	1.22%	1.56%	(0.42)%	1.20%
Net interest margin	2.37%	3.52%	1.45%	3.01%

	Three Months Ended June 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,836,298	$40,184,603	$6,752,049	$56,772,950

Interest income	$118,537	$652,427	$62,502	$833,466
Interest expense	74,780	305,635	51,366	431,781
Net interest income	43,757	346,792	11,136	401,685
Provision (credit) for credit losses	4,820	77,291	(41)	82,070
Net interest income after provision for credit losses	38,937	269,501	11,177	319,615
Non-interest income	31,568	16,494	3,151	51,213
Non-interest expense
Salary and employee benefits expense	29,776	99,422	11,617	140,815
Net occupancy expense	4,262	17,147	2,843	24,252
Technology, furniture, and equipment expense	6,589	24,740	3,874	35,203
FDIC insurance assessment	2,570	10,513	1,363	14,446
Professional and legal fees	2,377	14,256	1,305	17,938
Other segment items *	12,940	11,645	20,258	44,843
Total non-interest expense	$58,514	$177,723	$41,260	$277,497
Income (loss) before income taxes	$11,991	$108,272	$(26,932)	$93,331
Return on average interest earning assets (pre-tax)	0.49%	1.08%	(1.60)%	0.66%
Net interest margin	1.78%	3.45%	0.66%	2.83%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.
Consumer Banking Segment
The Consumer Banking segment represented 19.6 percent of our loan portfolio at June 30, 2025, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.5 percent of our loan portfolio at June 30, 2025) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (which represented 4.4 percent of total loans at June 30, 2025) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of asset management advisory, brokerage, trust, personal and title insurance, tax credit advisory services, and our international and domestic private banking businesses.
Consumer Banking’s average interest earning assets increased $592.3 million to $10.4 billion for the second quarter 2025 as compared to the same period of 2024. The increase was mostly due to strong growth in our automobile loan portfolio over the last 12-month period and, to a lesser extent, growth in residential mortgage and home equity loans. See additional details in the "Loan Portfolio" section of this MD&A.
Income before income taxes generated by the Consumer Banking segment increased $19.8 million to $31.8 million for the second quarter 2025 as compared to the second quarter 2024. The increase was mainly driven by a combination of higher net interest income and a lower provision for loan losses, partially offset by an increase in non-interest expense. Net interest income for this segment increased $17.9 million mainly due to the aforementioned growth in average loans coupled with lower funding costs. The provision for loan losses decreased $4.1 million for the second quarter 2025 as compared to the second quarter 2024 mainly due to moderately lower allocations of reserves to residential mortgage loans based on the continued high level of credit performance within this portfolio. Non-interest expense increased $2.8 million for the second quarter 2025 due, in part, to normal annual merit salary increases impacting salary and employee benefits expense year over year.
Net interest margin on the Consumer Banking portfolio increased 59 basis points to 2.37 percent for the second quarter 2025 as compared to the second quarter 2024 mainly due to a 19 basis point increase in the yield on average loans combined with a 40 basis point decrease in the costs associated with our funding sources. The 19 basis point increase in loan yield was largely due to higher yielding new loan originations over most of the last 12-month period. The decrease in our funding costs was mainly driven by lower interest rates on most deposit products during the second quarter 2025 and repayment of maturing higher cost time deposits over the last 12-month period. Our cost of total average deposits was 2.67 percent for the second quarter 2025 as compared to 3.18 percent for the second quarter 2024. See the “Net Interest Income” section above for more details on our net interest margin and funding sources.
Commercial Banking Segment
The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $10.9 billion and represented 22.0 percent of the total loan portfolio at June 30, 2025. Commercial real estate and construction loans totaled $28.8 billion and represented 58.4 percent of the total loan portfolio at June 30, 2025.
Average interest earning assets in the Commercial Banking segment decreased $1.6 billion to $38.6 billion for the second quarter 2025 as compared to the second quarter 2024. The decrease was mostly due to the bulk sales of certain performing commercial real estate loans during both late March 2024 and the fourth quarter 2024, as well as continued net commercial real estate loan repayment activity. See additional details in the "Loan Portfolio" section of this MD&A.
Income before income taxes for Commercial Banking increased $41.9 million to $150.1 million for the second quarter 2025 as compared to the same period of 2024 mainly due to a decrease in the provision for credit losses and higher non-interest income. The provision for credit losses decreased $40.2 million to $37.1 million as compared to the same period in 2024 mainly due to a decline in quantitative reserves within several loan categories and lower specific reserves associated with collateral dependent loans at June 30, 2025. See more information in the “Allowance for Credit Losses for Loans” section of this MD&A. Non-interest income increased $8.5 million during the second quarter 2025 mainly due to higher capital markets income and service charges on deposit accounts related to treasury services for commercial customers. See further details in the “Non-Interest Income” section of this MD&A. Net interest income for this segment decreased $6.9 million to $339.9 million for the second quarter 2025 as compared to the same period in 2024 largely due to a decrease in interest income caused by the aforementioned decline in average loan balances that was mostly offset by a decline in funding cost.
The net interest margin for this segment increased 7 basis points to 3.52 percent for the second quarter 2025 as compared to the second quarter 2024 due to a 46 basis point decrease in the cost of our funding sources, largely offset by a 39 basis point decrease in the yield on average loans.
Treasury and Corporate Other
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized for the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to operating segments. Other non-interest income items and general expenses are allocated from Treasury and Corporate Other to each operating segment utilizing a methodology that involves an allocation of operating and funding costs based on each segment's respective mix of average interest earning assets outstanding for the period, number of deposits, or direct allocations to the segments based on the nature of income and expense. Unallocated items included in Treasury and Corporate Other mainly consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as other non-core items, including loss on extinguishment of debt, corporate restructuring charges and the FDIC special assessment.
Treasury and Corporate Other's average interest earning assets increased $1.8 billion to $8.5 billion for the second quarter 2025 compared to the second quarter 2024 primarily due to an increase in average taxable investments largely resulting from additional purchases of residential mortgage-backed securities classified as AFS over the last 12-month period.
For the second quarter 2025, loss before income taxes totaled $8.9 million compared to $26.9 million of income before taxes for the same period in 2024. The $18.0 million decrease in the pre-tax loss from the second quarter 2024 was mainly driven by a $19.7 million increase in net interest income primarily resulting from the increase in average taxable investments. Non-interest expense increased $3.8 million to $45.1 million for the second quarter 2025 as compared to the same period in 2024 mainly due to increases in the amortization of tax credit investments and salaries and employee benefits expense. See further details in the “Non-Interest Expense” section of this MD&A.
Treasury and Corporate Other's net interest margin increased 79 basis points to 1.45 percent for the second quarter 2025 as compared to the second quarter 2024 due to a 34 basis point increase in the yield on average investments caused by the purchase of the higher yielding new investment securities over the last 12 months coupled with a 45 basis point decrease in the cost of our funding sources.

The following tables present the financial data for Valley's operating segments and Treasury and Corporate Other for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,428,621	$38,416,202	$8,379,663	$57,224,486

Interest income	$253,079	$1,168,318	$168,367	$1,589,764
Interest expense	134,357	494,934	107,960	737,251
Net interest income	118,722	673,384	60,407	852,513
(Credit) provision for credit losses	(8,016)	108,486	(10)	100,460
Net interest income after provision for credit losses	126,738	564,898	60,417	752,053
Non-interest income	66,546	44,001	10,351	120,898
Non-interest expense
Salary and employee benefits expense	64,268	202,163	21,609	288,040
Net occupancy expense	9,477	34,417	7,477	51,371
Technology, furniture, and equipment expense	12,503	40,322	7,738	60,563
FDIC insurance assessment	5,350	19,709	—	25,059
Professional and legal fees	6,243	25,134	4,263	35,640
Loss on extinguishment of debt	—	—	922	922
Other segment items *	26,307	32,780	40,058	99,145
Total non-interest expense	$124,148	$354,525	$82,067	$560,740
Income (loss) before income taxes	$69,136	$254,374	$(11,299)	$312,211
Return on average interest earning assets (pre-tax)	1.33%	1.32%	(0.27)%	1.09%
Net interest margin	2.27%	3.50%	1.44%	2.98%

	Six Months Ended June 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,814,532	$40,319,214	$6,562,128	$56,695,874

Interest income	$232,299	$1,310,218	$119,605	$1,662,122
Interest expense	150,066	616,487	100,336	866,889
Net interest income	82,233	693,731	19,269	795,233
Provision (credit) for credit losses	7,892	119,493	(115)	127,270
Net interest income after provision for credit losses	74,341	574,238	19,384	667,963
Non-interest income	64,733	39,624	8,271	112,628
Non-interest expense
Salary and employee benefits expense	58,434	201,280	22,932	282,646
Net occupancy expense	8,530	34,510	5,535	48,575
Technology, furniture, and equipment expense	13,126	50,004	7,535	70,665
FDIC insurance assessment	4,684	19,242	8,756	32,682
Professional and legal fees	5,204	26,337	2,862	34,403
Other segment items *	25,531	24,848	38,457	88,836
Total non-interest expense	$115,509	$356,221	$86,077	$557,807
Income (loss) before income taxes	$23,565	$257,641	$(58,422)	$222,784
Return on average interest earning assets (pre-tax)	0.48%	1.28%	(1.78)%	0.79%
Net interest margin	1.67%	3.44%	0.59%	2.80%

Consumer Banking Segment
The Consumer Banking segment's average interest earning assets increased $614.1 million to $10.4 billion for the six months ended June 30, 2025 as compared to the same period in 2024. The increase was mostly due to strong growth in our automobile loan portfolio over the last 12-month period and, to a lesser extent, higher average residential mortgage and home equity loan balances. These increases were partially offset by a moderate decline in average other consumer loans mainly driven by lower secured personal lines of credit balances.
Income before income taxes generated by Consumer Banking increased $45.6 million to $69.1 million for the six months ended June 30, 2025 as compared to the same period in 2024 and was mainly attributable to an increase in net interest income combined with a lower provision for loan losses, partially offset by an increase in non-interest expense. Net interest income for this segment increased $36.5 million largely due to the aforementioned growth in average loans coupled with lower funding costs. The provision for loan losses decreased $15.9 million for the six months ended June 30, 2025 mainly due to lower quantitative reserves within the residential mortgage loan portfolio. Non-interest expense increased $8.6 million for the six months ended June 30, 2025 as compared to the same period in 2024 mostly due to increases in salaries and employee benefits and professional and legal fees. See further details in the “Non-Interest Expense” section of this MD&A.
Net interest margin on the Consumer Banking portfolio increased 60 basis points to 2.27 percent for the six months ended June 30, 2025 as compared to the same period in 2024 mainly due to a 48 basis point decrease in the costs associated with our funding sources coupled with 12 basis point increase in the yield on average loans. The decrease in our funding costs was mainly caused by lower interest rates on most deposit products during the six months ended June 30, 2025, as well as the maturity and repayment of higher cost time deposits. The 12 basis points increase in loan yield was largely due to higher yielding new loan originations and adjustable rate loans in our portfolio. See details in the “Net Interest Income” section above for more details on our net interest margin.
The return on average interest earning assets before income taxes for the Consumer Banking segment was 1.33 percent for the six months ended June 30, 2025 compared to 0.48 percent for the same period in 2024.

Commercial Banking Segment
Average interest earning assets in the Commercial Banking segment decreased $1.9 billion to $38.4 billion for the six months ended June 30, 2025 as compared to the same period in 2024. This decrease was mostly due to the bulk sales of certain performing commercial real estate loans during both late March 2024 and the fourth quarter 2024, as well as continued commercial real estate loan repayment activity.
For the six months ended June 30, 2025, income before income taxes for Commercial Banking decreased $3.3 million to $254.4 million as compared to the same period in 2024 mainly driven by a decrease in net interest income, partially offset by a lower provision for loan losses and higher non-interest income. Net interest income for this segment decreased $20.3 million to $673.4 million for the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to lower average loan balances in this segment. The provision for credit losses decreased $11.0 million to $108.5 million during the six months ended June 30, 2025 as compared to the same period in 2024 mainly due to declines in quantitative reserves in certain loan categories and lower specific reserves associated with collateral dependent loans at June 30, 2025. Non-interest income increased $4.4 million as compared to the same period in 2024 mostly due to growth in our capital markets income. See details in the “Allowance for Credit Losses for Loans” and “Non-Interest Income” sections of this MD&A.
The net interest margin for this segment increased 6 basis points to 3.50 percent for the six months ended June 30, 2025 as compared to the same period in 2024, mainly due to a 48 basis point decrease in the cost of our funding sources that was mostly offset by a 42 basis point decrease in the yield on average loans.
The return on average interest earning assets before income taxes for the commercial banking segment was 1.32 percent for the six months ended June 30, 2025 compared to 1.28 percent for the same period in 2024.
Treasury and Corporate Other
Treasury and Corporate Other's average interest earning assets increased $1.8 billion during the six months ended June 30, 2025 mainly due to an increase of approximately $2.0 billion in average investments, partially offset by a $142.7 million decline in average interest bearing cash held overnight. The increase in average investments was primarily due to additional purchases of residential mortgage-backed securities classified as AFS over the last 12-month period.
The loss before income taxes totaled $11.3 million for the six months ended June 30, 2025 as compared to $58.4 million for the same period in 2024. The $47.1 million decrease in pre-tax loss was mainly driven by an increase in net interest income and, to a lesser extent, a decline in non-interest expense. Net interest income increased $41.1 million as compared to the same period a year ago largely due to the additional interest income generated by higher average taxable investments. Non-interest expense decreased $4.0 million to $82.1 million for the six months ended June 30, 2025 as compared to the same period in 2024 largely due to a decrease in the FDIC insurance special assessment allocated to our Treasury activities, partially offset by higher OREO related expenses and amortization of tax credit investments. See further details in the “Non-Interest Expense” section of this MD&A.
Treasury and Corporate Other's net interest margin increased 85 basis points to 1.44 percent for the six months ended June 30, 2025 as compared to the same period in 2024 due to a 48 basis point decrease in cost of our funding sources coupled with a 37 basis point increase in the yield on average investments. The increase in the yield on average investments as compared to the same period in 2024 was largely driven by the purchases of new higher yielding investments.
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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates, non-maturity deposit betas, and the prepayment assumptions of certain assets and liabilities as of June 30, 2025. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of June 30, 2025. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2025. Although the size of Valley’s balance sheet is forecast to remain static as of June 30, 2025, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter 2025. The model utilizes an immediate parallel shift in market interest rates at June 30, 2025.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$98,063	5.31%
+200	67,211	3.64
+100	34,227	1.85
–100	(38,620)	(2.09)
–200	(82,559)	(4.47)
–300	(118,377)	(6.41)
As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged, is projected to decrease net interest income over the next 12-month period by 2.09 percent. Management believes the interest rate sensitivity of our balance sheet remains within an expected tolerance range at June 30, 2025. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
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
The Bank adheres to certain internal liquidity measures including ratios of loans to deposits below 110 percent and wholesale funding to total funding below 25 percent, as summarized in the table below. Management maintains flexibility to temporarily exceed these internal limits in certain operating environments, but also strives to outperform these limits when possible. The Bank was in compliance with the foregoing policies at June 30, 2025.
The following table presents Valley's loans to deposits and wholesale funding to total funding ratios at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Loans to deposits	97.4%	97.5%
Wholesale funding to total funding	18.0	18.7
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

	June 30, 2025	December 31, 2024
	(in thousands)
Cash and due from banks	$440,870	$411,412
Interest bearing deposits with banks	745,547	1,478,713
Held to maturity debt securities (1)	245,067	220,056
Available for sale debt securities (2)	3,896,205	3,369,724
Loans held for sale	28,096	25,681
Total liquid assets	$5,355,785	$5,505,586

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.
(2)     Includes approximately $1.0 billion and $1.8 billion of various investment securities that were pledged to counterparties to support our earning asset funding strategies at June 30, 2025 and December 31, 2024, respectively.
Total liquid assets represented 9.3 percent and 9.6 percent of interest earning assets at June 30, 2025 and December 31, 2024, respectively. The level of cash liquidity on the balance sheet (as shown in the table above) decreased from December 31, 2024 to a more normalized level at June 30, 2025 as part of our liquidity management efforts, including, but not limited to, the repayment of maturing higher cost indirect customer CDs during the first quarter 2025.
Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At June 30, 2025, estimated cash inflows from total loans are projected to be approximately $16.1 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $1.8 billion in principal payments from securities in the total investment portfolio at June 30, 2025 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including commercial and consumer deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $41.5 billion and $39.1 billion for the six months ended June 30, 2025 and for the year ended December 31, 2024, respectively, representing 72.6 percent and 68.3 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.
In addition to customer deposits, the Bank has access to readily available borrowing sources to supplement its current and projected funding needs. The following table presents short-term borrowings outstanding at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
FHLB advances	$100,000	$—
Securities sold under agreements to repurchase	62,244	72,718
Total short-term borrowings	$162,244	$72,718

The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
FHLB borrowing capacity*	$5,800,000	$5,853,596
Unused FRB discount window*	10,443,000	11,509,000
Unused federal funds lines available from commercial banks	1,610,000	2,140,000
Unencumbered investment securities	4,759,842	3,415,834
Total	$22,612,842	$22,918,430

*     Used and unused FHLB and FRB borrowings are collateralized by certain pledged securities, including but not limited to U.S. government and agency mortgage-backed securities and blanket qualifying first lien on certain real estate and residential mortgage secured loans.
Corporation Liquidity
Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our ongoing asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures and subordinated notes (similar to its redemption of $215 million of subordinated notes in June 2025). Valley's cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the Bank. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods of up to five years, but not beyond the stated maturity dates, and subject to other conditions.
Investment Securities Portfolio
As of June 30, 2025, we had $77.4 million, $3.9 billion and $3.5 billion in equity, AFS debt and HTM debt securities, respectively. The AFS and HTM debt securities portfolios, which comprise the majority of the securities we own, include: U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our AFS debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consist of two publicly traded mutual funds, CRA investments and several other equity investments that we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities.
The primary purpose of our AFS and HTM investment portfolios is to provide a source of earnings and liquidity, as well as serve as a tool for managing interest rate risk. The decision to purchase or sell securities is based upon the current assessment of long and short-term economic and financial conditions, including the interest rate environment and other components of statement of financial condition. See additional information under “Interest Rate Risk,” “Liquidity and Cash Requirements” and “Capital Adequacy” sections elsewhere in this MD&A.

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
We have evaluated all AFS debt securities that are in an unrealized loss position as of June 30, 2025 and December 31, 2024 and determined that the declines in fair value were mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. There was no impairment recognized within the AFS debt securities portfolio during the three and six months ended June 30, 2025 and June 30, 2024.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and we believe it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of our amortized cost basis. None of the AFS debt securities were past due as of June 30, 2025 and there was no allowance for credit losses for AFS debt securities at June 30, 2025 and December 31, 2024.
Held to maturity debt securities. Valley estimates the expected credit losses on HTM debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the HTM portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss expectations, we utilize a third- party discounted cash flow model. The assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. HTM debt securities were carried net of an allowance for credit losses totaling approximately $637 thousand and $647 thousand at June 30, 2025 and December 31, 2024, respectively. There were no net charge-offs of HTM debt securities during the three and six months ended June 30, 2025 and June 30, 2024.
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

The following table presents the available for sale and held to maturity debt investment securities portfolios by investment grades at June 30, 2025:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA/AA/A Rated	$3,792,853	$25,480	$(149,676)	$3,668,657
BBB Rated	100,455	121	(1,570)	99,006
Non-investment grade	2,355	—	(230)	2,125
Not rated	134,434	369	(8,386)	126,417
Total	$4,030,097	$25,970	$(159,862)	$3,896,205
Held to maturity investment grades: *
AAA/AA/A Rated	$3,358,594	$6,749	$(439,206)	$2,926,137
BBB Rated	6,000	—	(116)	5,884
Not rated	166,967	2	(10,589)	156,380
Total	$3,531,561	$6,751	$(449,911)	$3,088,401
Allowance for credit losses	637	—	—	637
Total, net of allowance for credit losses	$3,530,924	$6,751	$(449,911)	$3,087,764

*    Rated using external rating agencies. Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA/AA/A rated categories of both the AFS and HTM debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continue to be driven by the higher market interest rate environment. The investment securities AFS and HTM portfolios included investments with carrying values of $126.4 million and $167.0 million, respectively, at June 30, 2025 not rated by the rating agencies with aggregate unrealized losses of $8.4 million and $10.6 million, respectively. The unrealized losses within non-rated AFS debt securities mostly related to several large corporate bonds negatively impacted by rising interest rates and not changes in underlying credit. The unrealized losses within non-rated HTM debt securities included four single-issuer bank trust preferred issuances with a combined amortized cost of $36.1 million with $6.4 million gross unrealized losses and several corporate debt securities that were negatively impacted by rising interest rates, and not changes in their underlying credit.
See Note 6 to the consolidated financial statements for additional information regarding our investment securities portfolio.

Loan Portfolio
The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2025	March 31, 2025	December 31, 2024
	($ in thousands)
Loans
Commercial and industrial	$10,870,036	$10,150,205	$9,931,400
Commercial real estate:
Non-owner occupied	11,747,491	11,945,222	12,344,355
Multifamily (1)	8,434,173	8,420,385	8,299,250
Owner occupied	5,789,397	5,722,014	5,886,620
Total	25,971,061	26,087,621	26,530,225
Construction	2,854,859	3,026,935	3,114,733
Total commercial real estate	28,825,920	29,114,556	29,644,958
Residential mortgage	5,709,971	5,636,407	5,632,516
Consumer:
Home equity	634,553	602,161	604,433
Automobile	2,178,841	2,041,227	1,901,065
Other consumer	1,172,099	1,112,572	1,085,339
Total consumer loans	3,985,493	3,755,960	3,590,837
Total loans (2)	$49,391,420	$48,657,128	$48,799,711
As a percentage of total loans:
Commercial and industrial	22.0%	20.9%	20.4%
Commercial real estate:
Non-owner occupied	23.8	24.5	25.2
Multifamily	17.1	17.3	17.0
Owner occupied	11.7	11.8	12.1
Construction	5.8	6.2	6.4
Total commercial real estate	58.4	59.8	60.7
Residential mortgage	11.5	11.6	11.5
Consumer loans	8.1	7.7	7.4
Total	100.0%	100.0%	100.0%

(1)
Includes loans collateralized by properties that are greater than 50 percent rent regulated totaling approximately $606 million, $577 million and $553 million at June 30, 2025, March 31, 2025 and December 31, 2024, respectively.

(2)	Includes net unearned discount and deferred loan fees of $21.5 million, $30.1 million and $45.3 million at June 30, 2025, March 31, 2025 and December 31, 2024, respectively.
Total loans increased $734.3 million, or 6.0 percent on an annualized basis, to $49.4 billion at June 30, 2025 from March 31, 2025 mostly due to organic growth within commercial and industrial loans and, to a lesser extent, automobile and residential mortgage loans during the second quarter 2025. Loans held for sale are presented separately from total loans on the consolidated statements of financial condition and totaled $28.1 million and $27.4 million at June 30, 2025 and March 31, 2025, respectively.
Commercial and industrial loans grew by $719.8 million, or 28.4 percent on an annualized basis, to $10.9 billion at June 30, 2025 from March 31, 2025 largely due to our continued strategic focus on organic growth within this category. New loan volumes continue to be a diverse range of relationship-driven middle market businesses in our primary markets combined with growth from certain specialty nationwide business lines, including healthcare and capital-call facilities in the fund finance market.

Commercial real estate loans (excluding construction loans) decreased $116.6 million to $26.0 billion at June 30, 2025 from March 31, 2025. The decrease was largely driven by runoff from repayment activity and our efforts to focus new loan originations on more profitable holistic banking clients. As a result, our CRE loan concentration ratio declined to approximately 349 percent at June 30, 2025 from 353 percent at March 31, 2025. Our current balance sheet goal is a continued gradual reduction of the CRE concentration ratio and maintain the ratio below 350 percent through December 31, 2025. Overall, commercial real estate loans are well-diversified across our footprint areas in Florida, Alabama, New Jersey, New York and Manhattan with a combined weighted average loan to value ratio of 58 percent and debt service coverage ratio of 1.67 at June 30, 2025. Commercial real estate collateralized by office buildings totaled approximately $3.0 billion at June 30, 2025 and was relatively unchanged from March 31, 2025. Our loans collateralized by office buildings had a combined weighted average loan to value rate of 63 percent and debt service coverage ratio of 1.85 at June 30, 2025.
Construction loans decreased $172.1 million to $2.9 billion at June 30, 2025 from March 31, 2025 mainly due to the migration of completed projects to permanent financing within the multifamily loan category during the second quarter 2025.
Residential mortgage loans increased $73.6 million to $5.7 billion at June 30, 2025 from March 31, 2025 as new loan originations outpaced repayment activity. New and refinanced residential mortgage loan originations totaled $204.1 million for the second quarter 2025 as compared to $132.8 million and $135.4 million for the first quarter 2025 and second quarter 2024, respectively. We retained approximately 78.9 percent and 71.8 percent of the total residential mortgage originations in our held for investment loan portfolio during the second quarter 2025 and first quarter 2025, respectively.
Consumer loans increased $229.5 million, or 24.4 percent on an annualized basis, to $4.0 billion at June 30, 2025 as compared to March 31, 2025. Within this portfolio, automobile loans increased by $137.6 million, or 27.0 percent on an annualized basis, to $2.2 billion at June 30, 2025 as compared to March 31, 2025 mainly due to (i) continued efforts to expand our indirect auto dealer network within our market areas, (ii) strong consumer demand generated by our indirect auto dealer network, particularly in April 2025 due to initial tariff pricing fears, and (iii) low levels of prepayment activity within the portfolio during the second quarter 2025. Home equity loans increased $32.4 million from March 31, 2025 to June 30, 2025 mostly due to an uptick in new lines of credit and outstanding balances. Auto loan originations totaled $384.9 million for the second quarter 2025 as compared to $375.5 million for the first quarter 2025. Other consumer loans increased $59.5 million to $1.2 billion at June 30, 2025 as compared to March 31, 2025 primarily due primarily to increased usage of collateralized personal lines of credit.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island and Florida. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector.
We continue to proactively diversify our loan portfolio by reducing new originations of certain types of commercial real estate lending, such as non-owner occupied and multifamily loans through highly selective new loan origination. We also remain significantly focused on attracting a high quality customer relationships within the commercial and industrial loan portfolio. In Valley's Annual Report, we provided guidance that we anticipated loan growth for 2025, net of continued runoff from scheduled maturities of commercial real estate non-owner occupied and multifamily loans, in the range of 3 to 5 percent as compared to total loans of $48.8 billion at December 31, 2024. Based upon our current projections, we now expect total loan growth for 2025 to be approximately 3 percent due to the current level of competition for high quality commercial loan relationships, customer demand and other factors. However, there can be no assurance that we will achieve such growth levels given the potential for unforeseen changes in the market and other conditions detailed in our risk factors set forth under Item 1A. Risk Factors of Valley's Annual Report.

Non-performing Assets
NPAs include non-accrual loans, OREO, and other repossessed assets (which consist of automobiles and taxi medallions) at June 30, 2025. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest and/or the full and timely collection of principal and interest becomes uncertain. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at lower of cost or fair value, less estimated cost to sell.
Our NPAs increased $4.6 million to $360.8 million at June 30, 2025 as compared to March 31, 2025 mainly due to increases in non-accrual commercial real estate loans and residential mortgage loans, largely offset by a decrease in non-accrual commercial and industrial loans and lower OREO balances at June 30, 2025. NPAs as a percentage of total loans and NPAs totaled 0.73 percent at June 30, 2025 and remained unchanged from March 31, 2025 (as shown in the table below). We believe our total NPAs have continued to remain relatively low as a percentage of the total loan portfolio and NPAs, which is reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the “Credit quality indicators” section in Note 7 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality, and we remain optimistic regarding the overall future performance of our loan portfolio. During the six months ended June 30, 2025, the majority of our borrowers continued to demonstrate resilience despite the impact of elevated borrowing costs, inflation, labor costs and other factors. We continue to proactively monitor our commercial loans for potential negative trends/borrower weakness due to the current operating environment, including the potential negative impact of current and future tariff actions, and internally risk rate them accordingly. Based on our most recent portfolio review, we believe that we have relatively modest direct exposure to customer businesses most influenced by changing tariff policies. However, management cannot provide assurance that the NPAs will not increase from the levels reported at June 30, 2025 due to the aforementioned or other factors potentially impacting our lending customers.

The following table sets forth by loan category accruing past due and NPAs at the dates indicated in conjunction with our asset quality ratios:

	June 30, 2025	March 31, 2025	December 31, 2024
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$10,451	$3,609	$2,389
Commercial real estate	42,884	170	20,902
Construction	35,000	—	—
Residential mortgage	21,744	16,747	21,295
Total consumer	12,878	12,887	12,552
Total 30 to 59 days past due	122,957	33,413	57,138
60 to 89 days past due:
Commercial and industrial	1,095	420	1,007
Commercial real estate	60,601	—	24,903
Residential mortgage	7,627	7,700	5,773
Total consumer	4,001	2,408	4,484
Total 60 to 89 days past due	73,324	10,528	36,167
90 or more days past due:
Commercial and industrial	—	—	1,307
Residential mortgage	2,062	6,892	3,533
Total consumer	859	864	1,049
Total 90 or more days past due	2,921	7,756	5,889
Total accruing past due loans	$199,202	$51,697	$99,194
Non-accrual loans:
Commercial and industrial	$90,973	$110,146	$136,675
Commercial real estate	193,604	172,011	157,231
Construction	24,068	24,275	24,591
Residential mortgage	41,099	35,393	36,786
Total consumer	4,615	4,626	4,215
Total non-accrual loans	354,359	346,451	359,498
Other real estate owned (OREO)	4,783	7,714	12,150
Other repossessed assets	1,642	2,054	1,681
Total non-performing assets (NPAs)	$360,784	$356,219	$373,329
Total non-accrual loans as a % of loans	0.72%	0.71%	0.74%
Total NPAs as a % of loans and NPAs	0.73	0.73	0.76
Total accruing past due and non-accrual loans as a % of loans	1.12	0.82	0.94
Allowance for loan losses as a % of non-accrual loans	163.53	166.89	155.45
Loans 30 to 59 days past due increased $89.5 million to $123.0 million at June 30, 2025 as compared to March 31, 2025 due, in large part, to one $39.2 million commercial real estate loan and one $35.0 million construction loan included in this early stage delinquency category at June 30, 2025. The $39.2 million commercial real estate loan 30 to 59 days past due was subsequently paid in full by the borrower in July 2025.
Loans 60 to 89 days past due increased $62.8 million to $73.3 million at June 30, 2025 as compared to March 31, 2025 mainly due to a $60.6 million commercial real estate loan. This past due loan was subsequently modified and was brought current to its restructured terms in July 2025.

Loans 90 days or more past due and still accruing interest decreased $4.8 million to $2.9 million at June 30, 2025 as compared to March 31, 2025 mainly due to a decrease in residential mortgage loan delinquencies. All loans 90 days or more past due and still accruing interest are well-secured and in the process of collection.
Non-accrual loans increased $7.9 million to $354.4 million at June 30, 2025 as compared to $346.5 million at March 31, 2025 mainly because of a net increase in non-performing commercial real estate loans during the second quarter 2025, which was partially offset by a decline in non-performing commercial and industrial loans. Non-accrual commercial and industrial loans decreased largely due to the full charge-offs of four loan relationships totaling $17.4 million during the second quarter 2025.
Non-performing taxi medallion loans included in non-accrual commercial and industrial loans totaled $48.6 million at June 30, 2025 and had related reserves of $25.4 million, or 52.2 percent of such loans, within the allowance for loan losses as compared to $49.2 million of loans with related reserves of $25.6 million at March 31, 2025. Further potential declines in the market valuation of taxi medallions and the current operating environment mainly within New York City may negatively impact the performance of this portfolio.
OREO decreased $2.9 million to $4.8 million at June 30, 2025 from March 31, 2025 mostly due to the fair valuation write-down related to one commercial real estate property recorded during the second quarter 2025. See Note 7 to the consolidated financial statements for additional information.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at June 30, 2025 are well secured and largely collectable, based in part on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in the net realizable value for collateral dependent loans is charged-off when a loan is 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. For performing non-accrual loans, the collateral valuation shortfall may result in an allocation of specific reserves within our allowance for credit losses for loans.
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
Valley maintained the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with less emphasis on the S-3 downside and S-1 upside scenarios. The probability weightings were unchanged from March 31, 2025. At June 30, 2025, the standalone Moody's Baseline scenario reflected a moderately weaker outlook as compared to March 31, 2025 in terms of most metrics highlighted below.
At June 30, 2025, Moody's Baseline forecast included the following specific assumptions:
•GDP expansion of 0.6 percent in the third quarter 2025;
•Unemployment of 4.3 percent in the third quarter 2025 and 4.3 percent to 4.8 percent over the remainder of the forecast period ending in the second quarter 2027;
•The target federal funds rate range of 4.25 - 4.50 percent was unchanged from March 31, 2025 with two possible 25 basis point cuts in September and December 2025;
•The inflation rate is projected to grow during the remainder of 2025 through the second quarter 2026 from 2.7 percent in June 30, 2025 and decline to near 2.0 percent in early 2027; and
•A decline in business investment due to deceleration in GDP and the potential negative impact of tariffs and other uncertainty related to ongoing international trade matters.
See more details regarding our allowance for credit losses for loans in Note 7 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in thousands)
Allowance for credit losses for loans
Beginning balance	$594,054	$573,328	$487,269	$573,328	$465,550
Loans charged-off:
Commercial and industrial	(25,189)	(28,456)	(14,721)	(53,645)	(29,014)
Commercial real estate	(14,623)	(12,260)	(22,144)	(26,883)	(23,348)
Construction	—	(1,163)	(212)	(1,163)	(7,806)
Total consumer	(2,259)	(2,140)	(1,262)	(4,399)	(3,071)
Total loans charged-off	(42,071)	(44,019)	(38,339)	(86,090)	(63,239)
Charged-off loans recovered:
Commercial and industrial	2,789	810	742	3,599	1,424
Commercial real estate	188	249	150	437	391
Construction	455	—	—	455	—
Residential mortgage	37	168	5	205	30
Total consumer	773	843	603	1,616	1,000
Total loans recovered	4,242	2,070	1,500	6,312	2,845
Total net loan charge-offs	(37,829)	(41,949)	(36,839)	(79,778)	(60,394)
Provision charged for credit losses	37,795	62,675	82,111	100,470	127,385
Ending balance	$594,020	$594,054	$532,541	$594,020	$532,541
Components of allowance for credit losses for loans:
Allowance for loan losses	$579,500	$578,200	$519,310	$579,500	$519,310
Allowance for unfunded credit commitments	14,520	15,854	13,231	14,520	13,231
Allowance for credit losses for loans	$594,020	$594,054	$532,541	$594,020	$532,541
Components of provision for credit losses for loans:
Provision for credit losses for loans	$39,129	$61,299	$86,901	$100,428	$133,624
(Credit) provision for unfunded credit commitments	(1,334)	1,376	(4,790)	42	(6,239)
Total provision for credit losses for loans	$37,795	$62,675	$82,111	$100,470	$127,385
Allowance for credit losses for loans as a % of total loans	1.20%	1.22%	1.06%	1.20%	1.06%

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(22,400)	$(27,646)	$(13,979)	$(50,046)	$(27,590)
Commercial real estate	(14,435)	(12,011)	(21,994)	(26,446)	(22,957)
Construction	455	(1,163)	(212)	(708)	(7,806)
Residential mortgage	37	168	5	205	30
Total consumer	(1,486)	(1,297)	(659)	(2,783)	(2,071)
Total	$(37,829)	$(41,949)	$(36,839)	$(79,778)	$(60,394)
Average loans outstanding
Commercial and industrial	$10,507,438	$9,996,024	$9,173,875	$10,253,144	$9,204,791
Commercial real estate	26,000,837	26,328,971	28,237,513	26,163,998	28,248,606
Construction	2,982,733	3,054,230	3,526,421	3,018,284	3,609,882
Residential mortgage	5,671,792	5,639,313	5,631,214	5,655,642	5,615,675
Total consumer	3,869,837	3,636,383	3,451,878	3,753,755	3,454,792
Total	$49,032,637	$48,654,921	$50,020,901	$48,844,823	$50,133,746
Annualized net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	0.85%	1.11%	0.61%	0.98%	0.60%
Commercial real estate	0.22	0.18	0.31	0.20	0.16
Construction	(0.06)	0.15	0.02	0.05	0.43
Residential mortgage	0.00	(0.01)	0.00	(0.01)	0.00
Total consumer	0.15	0.14	0.08	0.15	0.12
Total annualized net loan charge-offs to total average loans outstanding	0.31	0.34	0.29	0.33	0.24
Gross loan charge-offs totaled $42.1 million for the second quarter 2025 and included $23.5 million of partial and full charge-offs related to five non-performing commercial and industrial loan relationships with combined specific reserves of $11.2 million at March 31, 2025.
Net loan charge-offs (as presented in the above table) declined from the first quarter 2025 and continued to trend within management's expectations for the credit quality of the loan portfolio at June 30, 2025.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2025		March 31, 2025		June 30, 2024
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$173,415	1.60%	$184,700	1.82%	$149,243	1.57%
Commercial real estate loans:
Commercial real estate	270,937	1.04	266,938	1.02	246,316	0.87
Construction	64,042	2.24	54,724	1.81	54,777	1.54
Total commercial real estate loans	334,979	1.16	321,662	1.10	301,093	0.95
Residential mortgage loans	48,830	0.86	48,906	0.87	47,697	0.85
Consumer loans:
Home equity	3,689	0.58	3,401	0.56	3,077	0.54
Auto and other consumer	18,587	0.55	19,531	0.62	18,200	0.63
Total consumer loans	22,276	0.56	22,932	0.61	21,277	0.62
Allowance for loan losses	579,500	1.17	578,200	1.19	519,310	1.03
Allowance for unfunded credit commitments	14,520		15,854		13,231
Total allowance for credit losses for loans	$594,020		$594,054		$532,541
Allowance for credit losses for loans as a % of total loans		1.20%		1.22%		1.06%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 1.20 percent at June 30, 2025, 1.22 percent at March 31, 2025, and 1.06 percent at June 30, 2024. For the second quarter 2025, the provision for credit losses for loans totaled $37.8 million as compared to $62.7 million and $82.1 million for the first quarter 2025 and second quarter 2024, respectively. The second quarter 2025 provision reflects, among other factors, the impact of loan growth mainly within the commercial and industrial loan portfolio, loan charge-offs and a moderate weakening of our economic forecast as compared to March 31, 2025, partially offset by a decline in quantitative reserves in certain loan categories and lower specific reserves associated with collateral dependent loans at June 30, 2025.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At June 30, 2025 and December 31, 2024, shareholders' equity totaled approximately $7.6 billion and $7.4 billion, respectively, which represented 12.1 percent and 11.9 percent of total assets, respectively.
During the six months ended June 30, 2025, total shareholders’ equity increased by approximately $140.3 million primarily due to the following:
•net income of $239.2 million,
•other comprehensive income of $35.4 million,
•an $8.8 million increase attributable to the effect of our stock incentive plan, partially offset by
•cash dividends declared on common and preferred stock totaling a combined $138.8 million and
•repurchases of $4.3 million of our common stock held in treasury stock.
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
Valley is required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and a minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of June 30, 2025 and December 31, 2024, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at June 30, 2025 and December 31, 2024:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2025
Total Risk-based Capital
Valley	$6,764,844	13.67%	$5,194,803	10.50%	N/A	N/A
Valley National Bank	6,713,872	13.58	5,190,308	10.50	$4,943,150	10.00%
Common Equity Tier 1 Capital
Valley	5,369,700	10.85	3,463,202	7.00	N/A	N/A
Valley National Bank	6,181,833	12.51	3,460,205	7.00	3,213,048	6.50
Tier 1 Risk-based Capital
Valley	5,723,767	11.57	4,205,317	8.50	N/A	N/A
Valley National Bank	6,181,833	12.51	4,201,678	8.50	3,954,520	8.00
Tier 1 Leverage Capital
Valley	5,723,767	9.49	2,412,067	4.00	N/A	N/A
Valley National Bank	6,181,833	10.26	2,410,209	4.00	3,012,762	5.00
As of December 31, 2024
Total Risk-based Capital
Valley	$6,703,186	13.87%	$5,076,004	10.50%	N/A	N/A
Valley National Bank	6,535,892	13.53	5,071,696	10.50	$4,830,187	10.00%
Common Equity Tier 1 Capital
Valley	5,230,632	10.82	3,384,002	7.00	N/A	N/A
Valley National Bank	6,041,434	12.51	3,381,131	7.00	3,139,621	6.50
Tier 1 Risk-based Capital
Valley	5,584,699	11.55	4,109,146	8.50	N/A	N/A
Valley National Bank	6,041,434	12.51	4,105,659	8.50	3,864,149	8.00
Tier 1 Leverage Capital
Valley	5,584,699	9.16	2,438,649	4.00	N/A	N/A
Valley National Bank	6,041,434	9.91	2,438,511	4.00	3,048,139	5.00
Valley's total risk-based capital ratio decreased to 13.67 percent at June 30, 2025 as compared to 13.87 percent at December 31, 2024 which reflects the early redemption of our $115 million of 5.25 percent fixed-to-floating subordinated notes, which were previously eligible for full regulatory capital treatment.

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 45.0 percent for the six months ended June 30, 2025 as compared to 36.2 percent for the full year ended December 31, 2024. The increase in our retention ratio was largely due to the increase in our net income available to common shareholders for the six months ended June 30, 2025 as compared to the same period one year ago.
Cash dividends declared amounted to $0.22 per common share for each of the six months ended June 30, 2025 and 2024. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the Federal Reserve or the OCC regarding the current level of its quarterly common stock dividend. However, the Federal Reserve has reiterated its long-standing guidance in recent years that banking organizations should consult them before declaring dividends in excess of earnings for the corresponding quarter. See Item 1A. Risk Factors of Valley's Annual Report for additional information.
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
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 74 for a discussion of interest rate risk.

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
(b) Changes in internal control over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2025 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2025 to April 30, 2025	153,174	$8.90	—	24,750,000
May 1, 2025 to May 31, 2025	9,871	8.71	—	24,750,000
June 1, 2025 to June 30, 2025	264,711	8.66	250,000	24,500,000
Total	427,756	$8.75	250,000

(1)Includes repurchases made in connection with the vesting of employee restricted stock awards.
(2)On February 21, 2024, Valley publicly announced a new stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase under the new repurchase program became effective on April 26, 2024 and will expire on April 26, 2026.

Item 5.	Other Information
a.None.
b.None.
c.During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
August 7, 2025	Ira Robbins
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Travis Lan
August 7, 2025	Travis Lan
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)