Form 10-Q
period 2025-09-30
VALLEY NATIONAL BANCORP
filed 2025-11-07
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 557,635,558 shares were outstanding as of November 6, 2025.

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Valley National Bank (Valley’s principal subsidiary)
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Board	Board of Directors of Valley National Bancorp
CD	Certificate of deposit
CECL	Current expected credit loss model
CODM	Chief Operating Decision Maker
CRA	Community Reinvestment Act
CRE loan concentration ratio	Total commercial real estate loans held for investment and held for sale, excluding owner occupied loans, as a percentage of total risk-based capital
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U. S. Generally Accepted Accounting Principles
GDP	Gross domestic product
Ginnie Mae	Government National Mortgage Association
HTM	Held to Maturity
Moody’s	Moody’s Investor Services
NAV	Net asset value
NPA	Non-performing asset
OBBBA	The One Big Beautiful Bill Act
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTC	Over-the-counter
ROATE	Return on average tangible shareholders’ equity
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
U.S. Treasury	United States Department of the Treasury
Valley
May refer to Valley National Bancorp individually, Valley National Bancorp and its consolidated subsidiaries, or certain of Valley National Bancorp’s subsidiaries, as the context requires (interchangeable with the “Company,” “we,” “our” and “us”).

Valley's Annual Report	Valley's Annual Report on Form 10-K for the year ended December 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for share data)	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Cash and due from banks	$376,216	$411,412
Interest bearing deposits with banks	994,224	1,478,713
Investment securities:
Equity securities	78,296	71,513
Available for sale debt securities	4,117,121	3,369,724
Held to maturity debt securities (net of allowance for credit losses of $637 at September 30, 2025 and $647 at December 31, 2024)	3,540,819	3,531,573
Total investment securities	7,736,236	6,972,810
Loans held for sale (includes fair value of $5,405 at September 30, 2025 and $16,931 at December 31, 2024 for loans originated for sale)	18,092	25,681
Loans	49,272,823	48,799,711
Less: Allowance for loan losses	(585,000)	(558,850)
Net loans	48,687,823	48,240,861
Premises and equipment, net	331,134	350,796
Lease right of use assets	318,373	328,475
Bank owned life insurance	739,684	731,574
Accrued interest receivable	242,861	239,941
Goodwill	1,868,936	1,868,936
Other intangible assets, net	107,658	128,661
Other assets	1,597,377	1,713,831
Total Assets	$63,018,614	$62,491,691
Liabilities
Deposits:
Non-interest bearing	$11,659,725	$11,428,674
Interest bearing:
Savings, NOW and money market	27,245,966	26,304,639
Time	12,270,067	12,342,544
Total deposits	51,175,758	50,075,857
Short-term borrowings	51,052	72,718
Long-term borrowings	2,905,898	3,174,155
Junior subordinated debentures issued to capital trusts	57,716	57,455
Lease liabilities	377,854	388,303
Accrued expenses and other liabilities	754,962	1,288,076
Total Liabilities	55,323,240	55,056,564
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at September 30, 2025 and December 31, 2024)	111,590	111,590
Series B (4,000,000 shares issued at September 30, 2025 and December 31, 2024)	98,101	98,101
Series C (6,000,000 shares issued at September 30, 2025 and December 31, 2024)	144,654	144,654
Common stock (no par value, authorized 650,000,000 shares; issued 560,878,750 shares at September 30, 2025 and 558,786,093 shares at December 31, 2024)	196,731	195,998
Surplus	5,456,944	5,442,070
Retained earnings	1,787,141	1,598,048
Accumulated other comprehensive loss	(98,802)	(155,334)
Treasury stock, at cost (94,398 common shares at September 30, 2025)	(985)	—
Total Shareholders’ Equity	7,695,374	7,435,127
Total Liabilities and Shareholders’ Equity	$63,018,614	$62,491,691

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income
Interest and fees on loans	$733,191	$786,680	$2,157,082	$2,329,197
Interest and dividends on investment securities:
Taxable	70,211	49,700	201,273	125,957
Tax-exempt	4,611	4,855	13,994	14,450
Dividends	4,891	5,929	16,083	19,098
Interest on federal funds sold and other short-term investments	14,019	13,385	28,255	33,969
Total interest income	826,923	860,549	2,416,687	2,522,671
Interest Expense
Interest on deposits:
Savings, NOW and money market	210,921	235,371	614,532	699,474
Time	133,108	174,741	387,501	486,248
Interest on short-term borrowings	555	451	5,237	21,754
Interest on long-term borrowings and junior subordinated debentures	36,115	39,488	110,680	109,464
Total interest expense	380,699	450,051	1,117,950	1,316,940
Net Interest Income	446,224	410,498	1,298,737	1,205,731
Provision (credit) for credit losses for available for sale and held to maturity securities	—	(14)	(10)	(129)
Provision for credit losses for loans	19,171	75,038	119,641	202,423
Net Interest Income After Provision for Credit Losses	427,053	335,474	1,179,106	1,003,437
Non-Interest Income
Wealth management and trust fees	16,134	15,125	45,221	46,191
Insurance commissions	2,914	2,880	9,746	9,089
Capital markets	9,814	6,347	26,521	19,796
Service charges on deposit accounts	16,764	12,826	44,195	35,287
Gains on securities transactions, net	28	47	73	99
Fees from loan servicing	3,405	3,443	10,291	9,322
Gains (losses) on sales of loans, net	740	(3,644)	4,962	(1,142)
Bank owned life insurance	4,657	5,387	15,453	13,167
Other	10,431	18,260	29,323	41,490
Total non-interest income	64,887	60,671	185,785	173,299
Non-Interest Expense
Salary and employee benefits expense	146,820	138,832	434,860	421,478
Net occupancy expense	24,865	26,973	76,236	75,548
Technology, furniture and equipment expense	30,708	28,962	91,271	99,627
FDIC insurance assessment	8,357	14,792	33,416	47,474
Amortization of other intangible assets	7,544	8,692	22,990	26,672
Professional and legal fees	24,261	14,118	59,901	48,521
Loss on extinguishment of debt	—	—	922	—
Amortization of tax credit investments	8,147	5,853	26,601	17,206
Other	31,283	31,249	96,528	90,752
Total non-interest expense	281,985	269,471	842,725	827,278
Income Before Income Taxes	209,955	126,674	522,166	349,458
Income tax expense	46,600	28,818	119,586	84,898
Net Income	163,355	97,856	402,580	264,560
Dividends on preferred stock	7,644	6,117	21,547	14,344
Net Income Available to Common Shareholders	$155,711	$91,739	$381,033	$250,216

Earnings Per Common Share:
Basic	$0.28	$0.18	$0.68	$0.49
Diluted	0.28	0.18	0.68	0.49
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$163,355	$97,856	$402,580	$264,560
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on available for sale securities
Net gains arising during the period	21,206	48,023	56,914	32,218
Amounts reclassified to earnings	(1)	1	(1)	9
Total	21,205	48,024	56,913	32,227
Unrealized losses on derivatives (cash flow hedges)
Amounts reclassified to earnings	(222)	(219)	(661)	(651)
Total	(222)	(219)	(661)	(651)
Defined benefit pension and postretirement benefit plans
Amortization of actuarial net loss	104	36	280	108
Total other comprehensive income	21,087	47,841	56,532	31,684
Total comprehensive income	$184,442	$145,697	$459,112	$296,244
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2025

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2024	$354,345	558,786	$195,998	$5,442,070	$1,598,048	$(155,334)	$—	$7,435,127
Net income	—	—	—	—	106,058	—	—	106,058
Other comprehensive income, net of tax	—	—	—	—	—	27,082	—	27,082
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,065)	—	—	(2,065)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(62,460)	—	—	(62,460)
Effect of stock incentive plan, net	—	1,492	522	2,686	—	—	—	3,208
Common stock repurchased	—	(250)	—	—	—	—	(2,162)	(2,162)
Balance - March 31, 2025	$354,345	560,028	$196,520	$5,444,756	$1,634,690	$(128,252)	$(2,162)	$7,499,897
Net income	—	—	—	—	133,167	—	—	133,167
Other comprehensive income, net of tax	—	—	—	—	—	8,363	—	8,363
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.51 per share	—	—	—	—	(2,057)	—	—	(2,057)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(62,466)	—	—	(62,466)
Effect of stock incentive plan, net	—	504	86	6,787	(3,540)	—	2,239	5,572
Common stock repurchased	—	(250)	—	—	—	—	(2,164)	(2,164)
Balance - June 30, 2025	$354,345	560,282	$196,606	$5,451,543	$1,694,903	$(119,889)	$(2,087)	$7,575,421
Net income	—	—	—	—	163,355	—	—	163,355
Other comprehensive income, net of tax	—	—	—	—	—	21,087	—	21,087
Cash dividends declared:
Preferred stock, Series A, $0.54 per share	—	—	—	—	(2,471)	—	—	(2,471)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,078)	—	—	(2,078)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(62,413)	—	—	(62,413)
Effect of stock incentive plan, net	—	1,785	125	5,401	(1,061)	—	13,134	17,599
Common stock repurchased	—	(1,283)	—	—	—	—	(12,032)	(12,032)
Balance - September 30, 2025	$354,345	560,784	$196,731	$5,456,944	$1,787,141	$(98,802)	$(985)	$7,695,374

For the Nine Months Ended September 30, 2024

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	($ in thousands)
Balance - December 31, 2023	$209,691	507,710	$178,187	$4,989,989	$1,471,371	$(146,456)	$(1,391)	$6,701,391
Net income	—	—	—	—	96,280	—	—	96,280
Other comprehensive income, net of tax	—	—	—	—	—	(10,392)	—	(10,392)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.58 per share	—	—	—	—	(2,322)	—	—	(2,322)
Common stock, $0.11 per share	—	—	—	—	(56,794)	—	—	(56,794)
Effect of stock incentive plan, net	—	1,183	348	(966)	—	—	1,391	773
Balance - March 31, 2024	$209,691	508,893	$178,535	$4,989,023	$1,506,738	$(156,848)	$—	$6,727,139
Net income	—	—	—	—	70,424	—	—	70,424
Other comprehensive loss, net of tax	—	—	—	—	—	(5,765)	—	(5,765)
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.58 per share	—	—	—	—	(2,311)	—	—	(2,311)
Common stock, $0.11 per share	—	—	—	—	(56,678)	—	—	(56,678)
Effect of stock incentive plan, net	—	312	110	6,615	—	—	—	6,725
Balance - June 30, 2024	$209,691	509,205	$178,645	$4,995,638	$1,516,376	$(162,613)	$—	$6,737,737
Net income	—	—	—	—	97,856	—	—	97,856
Other comprehensive loss, net of tax	—	—	—	—	—	47,841	—	47,841
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.60 per share	—	—	—	—	(2,395)	—	—	(2,395)
Preferred stock, Series C, $0.32 per share	—	—	—	—	(1,925)	—	—	(1,925)
Common stock, $0.11 per share	—	—	—	—	(56,687)	—	—	(56,687)
Preferred Stock Issued	144,654	—	—	—	—	—	—	144,654
Effect of stock incentive plan, net	—	48	16	7,080	—	—	—	7,096
Balance - September 30, 2024	$354,345	509,253	$178,661	$5,002,718	$1,551,428	$(114,772)	$—	$6,972,380

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$402,580	$264,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,731	31,245
Stock-based compensation	18,015	22,995
Provision for credit losses	119,631	202,294
Net accretion of discounts and amortization of premium on securities and borrowings	(6,028)	(2,143)
Amortization of other intangible assets	22,990	26,672
(Gains) losses on available for sale and held to maturity debt securities, net	(17)	12
Proceeds from sales of loans held for sale at fair value	139,507	155,863
(Gains) losses on sales of loans, net	(4,962)	1,142
Originations of loans held for sale	(124,768)	(148,294)
Gains on sales of assets, net	(78)	(3,747)
Loss on extinguishment of debt	922	—
Net change in:
Fair value of financial instruments hedged by derivative transactions	9,349	20,452
Trading debt securities	—	(23)
Lease right of use assets	7,434	8,421
Cash surrender value of bank owned life insurance	(15,121)	(13,167)
Accrued interest receivable	(2,920)	(4,633)
Other assets	113,953	(55,675)
Accrued expenses and other liabilities	(562,027)	(349,630)
Net cash provided by operating activities	147,191	156,344
Cash flows from investing activities:
Loans originated and purchased, net of principal collected	(582,053)	(408,268)
Equity securities:
Purchases	(11,687)	(8,295)
Sales and capital returns	3,989	1,146
Held to maturity debt securities:
Purchases	(278,690)	(60,585)
Maturities, calls and principal repayments	269,743	224,349
Available for sale debt securities:
Purchases	(990,956)	(1,410,651)
Maturities, calls and principal repayments	328,184	154,021
Death benefit proceeds from bank owned life insurance	7,012	6,852
Proceeds from sales of real estate property and equipment	2,277	3,702
Proceeds from sales of loans not originated for sale	11,899	230,666
Proceeds from sale of commercial premium finance lending division	—	98,060
Purchases of real estate property and equipment	(8,964)	(9,724)
Net cash used in investing activities	(1,249,246)	(1,178,727)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Net change in deposits	$1,098,747	$1,144,039
Net change in short-term borrowings	(21,666)	(859,566)
Proceeds from issuance of long-term borrowings, net	210,000	1,001,800
Repayments of long-term borrowings	(488,000)	(65,000)
Proceeds from issuance of preferred stock, net	—	144,654
Cash dividends paid to preferred shareholders	(21,547)	(16,141)
Cash dividends paid to common shareholders	(187,061)	(170,321)
Purchase of common shares related to stock compensation plan activity	(9,334)	(8,477)
Purchase of common shares to treasury	(16,358)	—
Common stock issued, net	17,698	78
Other, net	(109)	(3)
Net cash provided by financing activities	582,370	1,171,063
Net change in cash and cash equivalents	(519,685)	148,680
Cash and cash equivalents at beginning of year	1,890,125	891,225
Cash and cash equivalents at end of period	$1,370,440	$1,039,905

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$1,164,037	$1,348,751
Federal and state income taxes	64,590	82,712
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned, net	$832	$7,172
Transfer of loans to loans held for sale, net	14,137	823,091
Lease right of use assets obtained in exchange for operating lease liabilities	25,791	15,429

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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at September 30, 2025 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
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
On July 4, 2025, new federal legislation commonly known as the OBBBA was enacted into law. The OBBBA extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act, includes tax relief measures, modifies certain energy tax credits and sets various limits on tax deductions, among other key provisions. The enactment of the OBBBA did not have a material impact on Valley's consolidated financial statements for the third quarter 2025. Valley will continue to evaluate certain provisions of the OBBBA that are effective starting in 2026, but they are also not expected to have a material impact on Valley's consolidated financial statements.

Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except for share and per share data)
Net income available to common shareholders	$155,711	$91,739	$381,033	$250,216
Basic weighted average number of common shares outstanding	560,504,275	509,227,538	560,154,649	508,904,353
Plus: Common stock equivalents	3,132,658	2,115,394	3,750,886	1,808,852
Diluted weighted average number of common shares outstanding	563,636,933	511,342,932	563,905,535	510,713,205
Earnings per common share:
Basic	$0.28	$0.18	$0.68	$0.49
Diluted	0.28	0.18	0.68	0.49
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of RSUs and stock options to purchase Valley’s common shares. Stock options and RSUs with exercise and vesting prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Potential anti-dilutive weighted common shares totaled approximately 280 thousand and 3.6 million for the three months ended September 30, 2025 and 2024, respectively, and 267 thousand and 4.0 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 3. Accumulated Other Comprehensive Loss
The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
June 30, 2025	$(98,190)	$806	$(22,505)	$(119,889)
Other comprehensive income before reclassification	21,206	—	—	21,206
Amounts reclassified to earnings	(1)	(222)	104	(119)
Other comprehensive income (loss), net	21,205	(222)	104	21,087
September 30, 2025	$(76,985)	$584	$(22,401)	$(98,802)

June 30, 2024	$(131,299)	$1,682	$(32,996)	$(162,613)
Other comprehensive income before reclassification	48,023	—	—	48,023
Amounts reclassified to earnings	1	(219)	36	(182)
Other comprehensive income (loss), net	48,024	(219)	36	47,841
September 30, 2024	$(83,275)	$1,463	$(32,960)	$(114,772)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
December 31, 2024	$(133,898)	$1,245	$(22,681)	$(155,334)
Other comprehensive income before reclassification	56,914	—	—	56,914
Amounts reclassified to earnings	(1)	(661)	280	(382)
Other comprehensive income (loss), net	56,913	(661)	280	56,532
September 30, 2025	$(76,985)	$584	$(22,401)	$(98,802)

December 31, 2023	$(115,502)	$2,114	$(33,068)	$(146,456)
Other comprehensive income before reclassification	32,218	—	—	32,218
Amounts reclassified to earnings	9	(651)	108	(534)
Other comprehensive income (loss), net	32,227	(651)	108	31,684
September 30, 2024	$(83,275)	$1,463	$(32,960)	$(114,772)
The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2025 and 2024:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Accumulated Other Comprehensive Loss	2025	2024	2025	2024	Income Statement Line Item
	(in thousands)
Unrealized gains (losses) on AFS securities before tax	$1	$(1)	$1	$(12)	Gains on securities transactions, net
Tax effect	—	—	—	3
Total net of tax	1	(1)	1	(9)
Unrealized gains on derivatives (cash flow hedges) before tax	$307	$302	$912	$899	Interest and fees on loans
Tax effect	(85)	(83)	(251)	(248)
Total net of tax	222	219	661	651
Defined benefit pension and postretirement benefit plans:
Amortization of actuarial net loss	(143)	(50)	(385)	(149)	Other non-interest expense
Tax effect	39	14	105	41
Total net of tax	(104)	(36)	(280)	(108)
Total reclassifications, net of tax	$119	$182	$382	$534
Note 4. New Authoritative Accounting Guidance
ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): "Targeted Improvements to the Accounting for Internal-Use Software" clarifies and modernizes the accounting for costs related to internal-use software. The new guidance clarifies the threshold entities apply to begin capitalizing costs and removes all references to project stages in ASC Subtopic 350-40. ASU No. 2025-06 is effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The new guidance may be applied using a prospective, retrospective or modified transition approach with early adoption permitted. Valley is currently evaluating the impact of ASU No. 2025-06 on its consolidated financial statements.
ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement. Subsequently issued ASU No. 2025-01 amended the effective date of ASU No. 2024-03 to require all public business entities to adopt the new guidance for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. Valley is currently evaluating the impact of ASU No. 2024-03 on its consolidated financial statements disclosures.
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
Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2025 and December 31, 2024. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

	September 30, 2025	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,435	$23,435	$—	$—
Equity securities at net asset value (NAV)	10,272	—	—	—
Available for sale debt securities:
U.S. Treasury securities	326,744	326,744	—	—
U.S. government agency securities	39,769	—	39,769	—
Obligations of states and political subdivisions	191,009	—	191,009	—
Residential mortgage-backed securities	3,326,099	—	3,326,099	—
Corporate and other debt securities	233,500	—	233,500	—
Total available for sale debt securities	4,117,121	326,744	3,790,377	—
Loans held for sale (1)	5,405	—	5,405	—
Other assets (2)	187,786	—	187,786	—
Total assets	$4,344,019	$350,179	$3,983,568	$—
Liabilities
Other liabilities (2)	$194,604	$—	$194,604	$—
Total liabilities	$194,604	$—	$194,604	$—
Non-recurring fair value measurements:
Non-performing loans held for sale (3)	$12,687	$—	$12,687	$—
Collateral dependent loans	136,544	—	—	136,544
Foreclosed assets (3)	5,664	—	—	5,664
Total	$154,895	$—	$12,687	$142,208

		Fair Value Measurements at Reporting Date Using:
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling $5.3 million and $16.8 million at September 30, 2025 and December 31, 2024, respectively.
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
Equity securities. The equity securities consisted of two publicly traded mutual funds and CRA investments. These investments are reported at fair value utilizing Level 1 inputs.
Equity securities at NAV. Valley also has privately held CRA funds and investments in entities that develop new financial technologies, including limited liability companies and partnerships. These investments are at fair value measured at NAV using the most recently available financial information from the investee. Certain equity investments without readily determinable fair values, excluded from fair value hierarchy levels in the table above, are measured at NAV per share (or its equivalent) as a practical expedient.

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
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2025 and December 31, 2024 based on the short duration these assets were held and their credit quality.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the SOFR curve, at September 30, 2025 and December 31, 2024. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2025 and December 31, 2024), is determined based on the current market prices for similar instruments. The fair value of a credit default swap related to a portion of Valley's automobile loan portfolio is based on estimated discounted cash flows that incorporate market data for auto credit loss forecasts and anticipated cash outflows for the instrument's premium payments. The fair value of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2025 and December 31, 2024. See Note 12 for additional details on Valley's derivatives.
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
Non-performing commercial real estate loans held for sale. During 2023, Valley transferred a non-performing construction loan totaling $10.0 million, net of a $4.2 million charge-off to the allowance for loan losses, to loans held for sale. The fair value of the loan was determined using Level 2 inputs, including bids from a third party broker engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a bidding process in which each participant was required to provide an indicative non-binding bid. Fair value was determined based on a non-binding sale agreement selected by Valley in the bidding process. During 2024, an additional $1.2 million write-down was recorded to earnings to reflect the loan's current estimated fair value of $8.8 million at December 31, 2024 and September 30, 2025.
During the third quarter 2025, Valley transferred a non-performing construction loan relationship totaling $3.9 million, net of a $541 thousand charge-off to the allowance for loan losses, to loans held for sale at September 30, 2025. Fair value was determined based on a non-binding sale agreement selected by Valley in the bidding process held by the Bank.

During the three months ended March 31, 2025, Valley transferred a non-performing construction loan totaling $10.2 million, net of a $638 thousand charge-off to the allowance for loan losses, to loans held for sale. During the third quarter 2025, the loan was sold to an unrelated party resulting in a $1.3 million loss recognized within net gains on sales of loans for the three and nine months ended September 30, 2025.
Collateral dependent loans. Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all the repayment is expected from the sale of collateral. Collateral dependent loans are reported at the fair value of the underlying collateral when the fair value is lower than the recorded investment in the loan. Collateral values are estimated using Level 3 inputs, consisting of individual third party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At September 30, 2025, collateral dependent loans were individually re-measured and reported at fair value through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. Collateral dependent loans with a total amortized cost of $197.6 million (including taxi medallion loans totaling $48.2 million), were reduced by specific allowance for loan loss allocations totaling $61.1 million to a reported total net carrying amount of $136.5 million at September 30, 2025.
Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of an asset occur, the asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in $3.1 million of losses for the nine months ended September 30, 2025 included in non-interest expense and related to one other real estate owned property. There were no write-downs of foreclosed assets during three and nine months ended September 30, 2024. There were no adjustments to the appraisals of foreclosed assets at September 30, 2025 and December 31, 2024.
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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2025 and December 31, 2024 were as follows:

	Fair Value Hierarchy	September 30, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$376,216	$376,216	$411,412	$411,412
Interest bearing deposits with banks	Level 1	994,224	994,224	1,478,713	1,478,713
Equity securities (1)	Level 3	44,589	44,589	36,871	36,871
Held to maturity debt securities:
U.S. Treasury securities	Level 1	—	—	25,480	25,461
U.S. government agency securities	Level 2	292,897	253,280	301,315	252,302
Obligations of states and political subdivisions	Level 2	349,973	326,133	372,489	346,361
Residential mortgage-backed securities	Level 2	2,777,381	2,457,228	2,710,642	2,292,148
Trust preferred securities	Level 2	36,097	30,586	36,081	29,145
Corporate and other debt securities	Level 2	85,108	83,296	86,213	82,867
Total held to maturity debt securities (2)		3,541,456	3,150,523	3,532,220	3,028,284
Net loans	Level 3	48,687,823	46,731,393	48,240,861	46,634,654
Accrued interest receivable	Level 1	242,861	242,861	239,941	239,941
FRB and FHLB stock (3)	Level 2	339,540	339,540	328,497	328,497
Financial liabilities
Deposits without stated maturities	Level 1	38,905,691	38,905,691	37,733,313	37,733,313
Deposits with stated maturities	Level 2	12,270,067	12,319,465	12,342,544	12,363,365
Short-term borrowings	Level 2	51,052	48,632	72,718	68,032
Long-term borrowings	Level 2	2,905,898	2,878,563	3,174,155	3,109,622
Junior subordinated debentures issued to capital trusts	Level 2	57,716	53,354	57,455	54,957
Accrued interest payable (4)	Level 1	104,477	104,477	150,564	150,564

(1)Represents equity securities without a readily determinable fair value, which are measured based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Total changes in the valuation of equity securities were immaterial for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Included in other assets.
(4)Included in accrued expenses and other liabilities.
Note 6. Investment Securities
Equity Securities
Equity securities totaled $78.3 million and $71.5 million at September 30, 2025 and December 31, 2024, respectively. See Note 5 for further details on equity securities.

Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities at September 30, 2025 and December 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2025
U.S. Treasury securities	$349,355	$28	$(22,639)	$326,744
U.S. government agency securities	41,040	21	(1,292)	39,769
Obligations of states and political subdivisions:
Obligations of states and state agencies	45,182	—	(646)	44,536
Municipal bonds	181,217	1	(34,745)	146,473
Total obligations of states and political subdivisions	226,399	1	(35,391)	191,009
Residential mortgage-backed securities	3,363,907	30,342	(68,150)	3,326,099
Corporate and other debt securities	241,468	1,593	(9,561)	233,500
Total	$4,222,169	$31,985	$(137,033)	$4,117,121
December 31, 2024
U.S. Treasury securities	$319,551	$—	$(28,002)	$291,549
U.S. government agency securities	24,636	20	(2,113)	22,543
Obligations of states and political subdivisions:
Obligations of states and state agencies	46,211	—	(682)	45,529
Municipal bonds	179,284	—	(32,304)	146,980
Total obligations of states and political subdivisions	225,495	—	(32,986)	192,509
Residential mortgage-backed securities	2,784,895	3,796	(107,615)	2,681,076
Corporate and other debt securities	197,696	247	(15,896)	182,047
Total	$3,552,273	$4,063	$(186,612)	$3,369,724

Accrued interest on investments, which is excluded from the amortized cost of AFS debt securities, totaled $17.0 million and $13.1 million at September 30, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The age of unrealized losses and fair value of the related AFS debt securities at September 30, 2025 and December 31, 2024 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2025
U.S. Treasury securities	$—	$—	$301,335	$(22,639)	$301,335	$(22,639)
U.S. government agency securities	17,958	(43)	20,614	(1,249)	38,572	(1,292)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	5,741	(646)	5,741	(646)
Municipal bonds	—	—	137,577	(34,745)	137,577	(34,745)
Total obligations of states and political subdivisions	—	—	143,318	(35,391)	143,318	(35,391)
Residential mortgage-backed securities	189,309	(367)	706,670	(67,783)	895,979	(68,150)
Corporate and other debt securities	18,862	(88)	148,545	(9,473)	167,407	(9,561)
Total	$226,129	$(498)	$1,320,482	$(136,535)	$1,546,611	$(137,033)
December 31, 2024
U.S. Treasury securities	$—	$—	$291,549	$(28,002)	$291,549	$(28,002)
U.S. government agency securities	—	—	21,281	(2,113)	21,281	(2,113)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	6,208	(682)	6,208	(682)
Municipal bonds	—	—	139,216	(32,304)	139,216	(32,304)
Total obligations of states and political subdivisions	—	—	145,424	(32,986)	145,424	(32,986)
Residential mortgage-backed securities	1,483,442	(22,242)	501,858	(85,373)	1,985,300	(107,615)
Corporate and other debt securities	—	—	166,800	(15,896)	166,800	(15,896)
Total	$1,483,442	$(22,242)	$1,126,912	$(164,370)	$2,610,354	$(186,612)
Within the AFS debt securities portfolio, the total number of security positions in an unrealized loss position was 630 and 726 at September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, the fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $988.1 million.

Contractual Maturities
The contractual maturities of AFS debt securities at September 30, 2025 are set forth in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	September 30, 2025
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$180,068	$179,422
Due after one year through five years	164,880	162,294
Due after five years through ten years	220,989	211,315
Due after ten years	292,325	237,991
Residential mortgage-backed securities	3,363,907	3,326,099
Total	$4,222,169	$4,117,121
The weighted average remaining expected life for AFS residential mortgage-backed securities was 7.45 years at September 30, 2025.
Impairment Analysis of Available For Sale Debt Securities
Valley's AFS debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These types of securities may pose a higher risk of future impairment charges by Valley due to various factors such as the unpredictable nature of the U.S. economy and its potential negative effect on the future performance of the security issuers.
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley also evaluated AFS debt securities that were in an unrealized loss position as of September 30, 2025 included in the tables above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, there was no impairment recognized during the three and nine months ended September 30, 2025 and 2024.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of their amortized cost basis. None of the AFS debt securities were past due as of September 30, 2025. As a result, there was no allowance for credit losses for AFS debt securities at September 30, 2025 and December 31, 2024.

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of HTM debt securities at September 30, 2025 and December 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
September 30, 2025
U.S. government agency securities	$292,897	$—	$(39,617)	$253,280	$—	$292,897
Obligations of states and political subdivisions:
Obligations of states and state agencies	62,184	384	(3,512)	59,056	1	62,183
Municipal bonds	287,789	22	(20,734)	267,077	69	287,720
Total obligations of states and political subdivisions	349,973	406	(24,246)	326,133	70	349,903
Residential mortgage-backed securities	2,777,381	9,440	(329,593)	2,457,228	—	2,777,381
Trust preferred securities	36,097	—	(5,511)	30,586	411	35,686
Corporate and other debt securities	85,108	—	(1,812)	83,296	156	84,952
Total	$3,541,456	$9,846	$(400,779)	$3,150,523	$637	$3,540,819
December 31, 2024
U.S. Treasury securities	$25,480	$—	$(19)	$25,461	$—	$25,480
U.S. government agency securities	301,315	—	(49,013)	252,302	—	301,315
Obligations of states and political subdivisions:
Obligations of states and state agencies	68,025	—	(5,335)	62,690	2	68,023
Municipal bonds	304,464	9	(20,802)	283,671	48	304,416
Total obligations of states and political subdivisions	372,489	9	(26,137)	346,361	50	372,439
Residential mortgage-backed securities	2,710,642	2,088	(420,582)	2,292,148	—	2,710,642
Trust preferred securities	36,081	—	(6,936)	29,145	414	35,667
Corporate and other debt securities	86,213	10	(3,356)	82,867	183	86,030
Total	$3,532,220	$2,107	$(506,043)	$3,028,284	$647	$3,531,573
Accrued interest on investments, which is excluded from the amortized cost of HTM debt securities, totaled $11.9 million and $13.0 million at September 30, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. HTM debt securities are carried net of an allowance for credit losses (as shown in the table above).

The age of unrealized losses and fair value of related HTM debt securities at September 30, 2025 and December 31, 2024 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2025
U.S. government agency securities	$18,376	$(33)	$234,820	$(39,584)	$253,196	$(39,617)
Obligations of states and political subdivisions:
Obligations of states and state agencies	5,932	(68)	34,333	(3,444)	40,265	(3,512)
Municipal bonds	9,909	(1,446)	187,990	(19,288)	197,899	(20,734)
Total obligations of states and political subdivisions	15,841	(1,514)	222,323	(22,732)	238,164	(24,246)
Residential mortgage-backed securities	59,991	(172)	1,898,012	(329,421)	1,958,003	(329,593)
Trust preferred securities	—	—	30,586	(5,511)	30,586	(5,511)
Corporate and other debt securities	17,000	—	61,296	(1,812)	78,296	(1,812)
Total	$111,208	$(1,719)	$2,447,037	$(399,060)	$2,558,245	$(400,779)
December 31, 2024
U.S. Treasury securities	$25,461	$(19)	$—	$—	$25,461	$(19)
U.S. government agency securities	22,621	(75)	229,143	(48,938)	251,764	(49,013)
Obligations of states and political subdivisions:
Obligations of states and state agencies	20,632	(517)	42,058	(4,818)	62,690	(5,335)
Municipal bonds	36,766	(440)	210,723	(20,362)	247,489	(20,802)
Total obligations of states and political subdivisions	57,398	(957)	252,781	(25,180)	310,179	(26,137)
Residential mortgage-backed securities	216,651	(2,687)	1,917,644	(417,895)	2,134,295	(420,582)
Trust preferred securities	—	—	29,145	(6,936)	29,145	(6,936)
Corporate and other debt securities	5,977	(23)	63,879	(3,333)	69,856	(3,356)
Total	$328,108	$(3,761)	$2,492,592	$(502,282)	$2,820,700	$(506,043)
Within the HTM securities portfolio, the total number of security positions in an unrealized loss position was 704 and 798 at September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, the fair value of HTM debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $1.2 billion.
Contractual Maturities
The contractual maturities of investments in HTM debt securities at September 30, 2025 is set forth in the table below. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	September 30, 2025
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$58,761	$58,459
Due after one year through five years	30,364	30,347
Due after five years through ten years	163,250	156,951
Due after ten years	511,700	447,538
Residential mortgage-backed securities	2,777,381	2,457,228
Total	$3,541,456	$3,150,523
The weighted-average remaining expected life for HTM residential mortgage-backed securities was 8.88 years at September 30, 2025.
Credit Quality Indicators
Valley monitors the credit quality of the HTM debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of HTM debt securities by external credit rating at September 30, 2025 and December 31, 2024.

	AAA/AA/A Rated	BBB rated	Non-rated	Total
	(in thousands)
September 30, 2025
U.S. government agency securities	$292,897	$—	$—	$292,897
Obligations of states and political subdivisions:
Obligations of states and state agencies	48,366	—	13,818	62,184
Municipal bonds	241,282	—	46,507	287,789
Total obligations of states and political subdivisions	289,648	—	60,325	349,973
Residential mortgage-backed securities	2,777,381	—	—	2,777,381
Trust preferred securities	—	—	36,097	36,097
Corporate and other debt securities	—	3,000	82,108	85,108
Total	$3,359,926	$3,000	$178,530	$3,541,456
December 31, 2024
U.S. Treasury securities	$25,480	$—	$—	$25,480
U.S. government agency securities	301,315	—	—	301,315
Obligations of states and political subdivisions:
Obligations of states and state agencies	52,770	—	15,255	68,025
Municipal bonds	277,921	—	26,543	304,464
Total obligations of states and political subdivisions	330,691	—	41,798	372,489
Residential mortgage-backed securities	2,710,642	—	—	2,710,642
Trust preferred securities	—	—	36,081	36,081
Corporate and other debt securities	—	6,000	80,213	86,213
Total	$3,368,128	$6,000	$158,092	$3,532,220
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At September 30, 2025, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the “non-rated” category included municipal bonds secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

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
The following table details the activity in the allowance for credit losses for HTM securities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Beginning balance	$637	$1,090	$647	$1,205
Provision (credit) for credit losses	—	(14)	(10)	(129)
Ending balance	$637	$1,076	$637	$1,076
There were no net charge-offs of HTM debt securities in the respective periods presented in the table above.
Note 7. Loans and Allowance for Credit Losses for Loans
The details of the loan portfolio as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Loans:
Commercial and industrial	$10,757,857	$9,931,400
Commercial real estate:
Commercial real estate	26,166,116	26,530,225
Construction	2,517,258	3,114,733
Total commercial real estate loans	28,683,374	29,644,958
Residential mortgage	5,795,395	5,632,516
Consumer:
Home equity	655,872	604,433
Automobile	2,191,976	1,901,065
Other consumer	1,188,349	1,085,339
Total consumer loans	4,036,197	3,590,837
Total loans	$49,272,823	$48,799,711
Total loans include net unearned discounts and deferred loan fees of $15.1 million and $45.3 million at September 30, 2025 and December 31, 2024, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $207.8 million and $208.9 million at September 30, 2025 and December 31, 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

Loans Portfolio Sales and Transfers to Loans Held for Sale
Valley sells residential mortgage loans originated for sale (at fair value) primarily to Fannie Mae and Freddie Mac in the normal course of business. Under certain circumstances, Valley may decide to sell loans that were not originated with the intent to sell, including both performing and non-performing loans.
During the nine months ended September 30, 2025, Valley transferred non-performing construction loan relationships totaling $14.1 million from the held for investment loan portfolio to loans held for sale, of which $10.2 million was sold during the three months ended September 30, 2025. See Note 5 for further details. See Valley’s Annual Report for details regarding transfers and sales of loans for the year ended December 31, 2024.
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
Credit Quality
The following table presents past due, current, and non-accrual loans without an allowance for loan losses by loan portfolio class at September 30, 2025 and December 31, 2024:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
September 30, 2025
Commercial and industrial	$912	$1,061	$—	$92,214	$94,187	$10,663,670	$10,757,857	$18,785
Commercial real estate:
Commercial real estate	26,371	6,033	—	235,754	268,158	25,897,958	26,166,116	136,551
Construction	—	—	—	48,248	48,248	2,469,010	2,517,258	34,888
Total commercial real estate loans	26,371	6,033	—	284,002	316,406	28,366,968	28,683,374	171,439
Residential mortgage	23,556	5,040	3,911	38,949	71,456	5,723,939	5,795,395	29,646
Consumer loans:
Home equity	544	828	—	6,033	7,405	648,467	655,872	2,944
Automobile	8,983	1,548	679	279	11,489	2,180,487	2,191,976	—
Other consumer	3,201	1,647	446	12	5,306	1,183,043	1,188,349	—
Total consumer loans	12,728	4,023	1,125	6,324	24,200	4,011,997	4,036,197	2,944
Total	$63,567	$16,157	$5,036	$421,489	$506,249	$48,766,574	$49,272,823	$222,814

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2024
Commercial and industrial	$2,389	$1,007	$1,307	$136,675	$141,378	$9,790,022	$9,931,400	$15,947
Commercial real estate:
Commercial real estate	20,902	24,903	—	157,231	203,036	26,327,189	26,530,225	91,095
Construction	—	—	—	24,591	24,591	3,090,142	3,114,733	5,002
Total commercial real estate loans	20,902	24,903	—	181,822	227,627	29,417,331	29,644,958	96,097
Residential mortgage	21,295	5,773	3,533	36,786	67,387	5,565,129	5,632,516	23,543
Consumer loans:
Home equity	1,651	181	—	3,961	5,793	598,640	604,433	1,341
Automobile	8,583	1,346	407	230	10,566	1,890,499	1,901,065	—
Other consumer	2,318	2,957	642	24	5,941	1,079,398	1,085,339	—
Total consumer loans	12,552	4,484	1,049	4,215	22,300	3,568,537	3,590,837	1,341
Total	$57,138	$36,167	$5,889	$359,498	$458,692	$48,341,019	$48,799,711	$136,928
Credit quality indicators. Valley utilizes an internal loan classification system as a means of reporting problem loans within commercial and industrial, commercial real estate, and construction loan portfolio classes. Under Valley’s internal risk rating system, loan relationships could be classified as “Pass,” “Special Mention,” “Substandard,” “Doubtful,” or “Loss.” Substandard loans include loans that exhibit well-defined weakness and are characterized by the distinct possibility that Valley will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable. Loans classified as Loss are those considered uncollectible with insignificant value and are charged-off immediately to the allowance for loan losses and, therefore, not presented in the table below. Loans that do not currently pose a sufficient risk to warrant classification in one of the aforementioned categories but pose weaknesses that deserve management’s close attention are deemed Special Mention. Pass rated loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk. Risk ratings are updated any time the situation warrants.

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at September 30, 2025 and December 31, 2024, as well as the gross loan charge- offs by year of origination for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,152,491	$1,458,777	$720,721	$555,773	$352,012	$577,220	$5,242,931	$9,715	$10,069,640
Special Mention	1,065	25,208	5,127	8,122	10,176	6,908	161,230	7,425	225,261
Substandard	—	22,611	27,522	63,018	13,150	63,455	196,303	19,793	405,852
Doubtful	—	—	5,452	3	322	49,050	2,277	—	57,104
Total commercial and industrial	$1,153,556	$1,506,596	$758,822	$626,916	$375,660	$696,633	$5,602,741	$36,933	$10,757,857
Commercial real estate
Risk Rating:
Pass	$1,609,537	$1,964,384	$2,605,451	$4,947,176	$3,511,719	$7,671,234	$527,891	$52,134	$22,889,526
Special Mention	2,385	150,587	247,472	263,298	142,029	291,848	126,364	—	1,223,983
Substandard	—	89,703	216,663	369,918	379,021	830,924	123,377	66	2,009,672
Doubtful	—	—	3,060	—	29,300	10,575	—	—	42,935
Total commercial real estate	$1,611,922	$2,204,674	$3,072,646	$5,580,392	$4,062,069	$8,804,581	$777,632	$52,200	$26,166,116
Construction
Risk Rating:
Pass	$447,477	$536,548	$230,253	$315,070	$59,043	$52,380	$551,588	$17,574	$2,209,933
Special Mention	1,736	10,864	21,494	1,711	23,029	—	79,161	7,011	145,006
Substandard	—	20,158	33,533	8,947	5,688	8,533	52,504	32,956	162,319
Total construction	$449,213	$567,570	$285,280	$325,728	$87,760	$60,913	$683,253	$57,541	$2,517,258
Gross loan charge-offs	$—	$6,848	$3,679	$9,746	$14,812	$22,627	$23,450	$15,591	$96,753

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,769,585	$828,087	$703,962	$476,091	$246,992	$392,834	$4,804,095	$6,006	$9,227,652
Special Mention	30,755	3,553	59,434	11,646	270	72,514	147,254	10,762	336,188
Substandard	24,613	13,479	9,415	4,296	2,813	7,382	201,053	39,011	302,062
Doubtful	—	8,911	4	928	—	52,064	3,591	—	65,498
Total commercial and industrial	$1,824,953	$854,030	$772,815	$492,961	$250,075	$524,794	$5,155,993	$55,779	$9,931,400
Commercial real estate
Risk Rating:
Pass	$2,097,314	$2,941,270	$5,310,807	$3,883,333	$2,302,480	$6,086,608	$597,266	$78,621	$23,297,699
Special Mention	156,394	380,852	289,669	192,614	55,739	327,732	141,164	—	1,544,164
Substandard	84,410	107,944	387,638	288,906	236,927	520,858	11,167	—	1,637,850
Doubtful	—	3,060	—	35,756	9,813	1,883	—	—	50,512
Total commercial real estate	$2,338,118	$3,433,126	$5,988,114	$4,400,609	$2,604,959	$6,937,081	$749,597	$78,621	$26,530,225
Construction
Risk Rating:
Pass	$545,597	$680,260	$334,899	$92,765	$17,955	$45,161	$1,224,698	$58,644	$2,999,979
Special Mention	13,278	—	664	5,069	—	2,504	16,691	—	38,206
Substandard	9,835	—	8,950	4,942	—	—	43,474	—	67,201
Doubtful	—	—	2,074	—	7,273	—	—	—	9,347
Total construction	$568,710	$680,260	$346,587	$102,776	$25,228	$47,665	$1,284,863	$58,644	$3,114,733
Gross loan charge-offs	$706	$31,809	$7,523	$44,610	$66,632	$49,436	$3,930	$2,148	$206,794

For residential mortgages, home equity, automobile and other consumer loan portfolio classes, Valley evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of September 30, 2025 and December 31, 2024, as well as the gross loan charge-offs by year of origination for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$411,987	$392,962	$401,736	$1,252,483	$1,368,109	$1,860,235	$83,791	$—	$5,771,303
90 days or more past due	—	315	982	4,691	1,169	16,254	—	681	24,092
Total residential mortgage	$411,987	$393,277	$402,718	$1,257,174	$1,369,278	$1,876,489	$83,791	$681	$5,795,395
Consumer loans
Home equity
Performing	$18,476	$21,315	$25,613	$34,452	$9,411	$53,239	$482,676	$7,441	$652,623
90 days or more past due	—	—	1,437	1,004	1	573	—	234	3,249
Total home equity	18,476	21,315	27,050	35,456	9,412	53,812	482,676	7,675	655,872
Automobile
Performing	$861,672	$646,121	$245,030	$244,518	$123,004	$70,676	$—	$—	$2,191,021
90 days or more past due	191	214	245	147	44	114	—	—	955
Total automobile	861,863	646,335	245,275	244,665	123,048	70,790	—	—	2,191,976
Other consumer
Performing	$7,242	$10,736	$18,133	$12,942	$4,598	$62,862	$1,055,386	$16,247	$1,188,146
90 days or more past due	—	—	29	36	—	—	—	138	203
Total other consumer	7,242	10,736	18,162	12,978	4,598	62,862	1,055,386	16,385	1,188,349
Total consumer	$887,581	$678,386	$290,487	$293,099	$137,058	$187,464	$1,538,062	$24,060	$4,036,197
Gross loan charge-offs	$71	$1,578	$788	$751	$320	$2,285	$—	$110	$5,903

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$428,138	$413,528	$1,282,524	$1,420,835	$494,430	$1,490,512	$75,479	$954	$5,606,400
90 days or more past due	530	771	1,030	1,533	5,286	16,285	—	681	26,116
Total residential mortgage	$428,668	$414,299	$1,283,554	$1,422,368	$499,716	$1,506,797	$75,479	$1,635	$5,632,516
Consumer loans
Home equity
Performing	$22,947	$29,445	$38,774	$10,302	$3,340	$50,613	$438,817	$9,061	$603,299
90 days or more past due	—	48	51	1	—	855	—	179	1,134
Total home equity	22,947	29,493	38,825	10,303	3,340	51,468	438,817	9,240	604,433
Automobile
Performing	$863,281	$343,203	$363,901	$211,294	$59,288	$59,512	$—	$—	$1,900,479
90 days or more past due	71	122	140	70	2	181	—	—	586
Total automobile	863,352	343,325	364,041	211,364	59,290	59,693	—	—	1,901,065
Other consumer
Performing	$15,164	$25,884	$15,787	$1,588	$337	$53,917	$956,339	$15,917	$1,084,933
90 days or more past due	—	59	61	—	—	38	—	248	406
Total other consumer	15,164	25,943	15,848	1,588	337	53,955	956,339	16,165	1,085,339
Total consumer	$901,463	$398,761	$418,714	$223,255	$62,967	$165,116	$1,395,156	$25,405	$3,590,837
Gross loan charge-offs	$1,014	$1,883	$1,511	$1,015	$519	$2,245	$—	$131	$8,318

Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties.
The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty at September 30, 2025 that were modified during the three and nine months ended September 30, 2025 and 2024, disaggregated by class of financing receivable and type of modification.

	Interest rate reduction	Term extension	Term extension and interest rate reduction	Term extension and principal forgiveness	Other than Insignificant Payment Delay	Total	% of Total Loan Class
	($ in thousands)
Three Months Ended September 30, 2025
Commercial and industrial	$—	$26,992	$10,375	$—	$296	$37,663	0.35%
Commercial real estate	—	30,252	—	—	108,104	138,356	0.53
Residential mortgage	—	668	—	—	—	668	0.01
Total	$—	$57,912	$10,375	$—	$108,400	$176,687	0.36%
Three Months Ended September 30, 2024
Commercial and industrial	$924	$7,556	$—	$—	$—	$8,480	0.09%
Commercial real estate	—	36,800	—	—	111,204	148,004	0.55
Total	$924	$44,356	$—	$—	$111,204	$156,484	0.32%

Nine Months Ended September 30, 2025
Commercial and industrial	$—	$37,134	$10,375	$—	$4,866	$52,375	0.49%
Commercial real estate	—	34,949	991	20,573	108,497	165,010	0.63
Residential mortgage	—	668	—	—	—	668	0.01
Total	$—	$72,751	$11,366	$20,573	$113,363	$218,053	0.44%
Nine Months Ended September 30, 2024
Commercial and industrial	$924	$87,427	$133	$—	$—	$88,484	0.90%
Commercial real estate	—	37,006	16,221	—	111,204	164,431	0.61
Residential mortgage	—	869	—	—	—	869	0.02
Total	$924	$125,302	$16,354	$—	$111,204	$253,784	0.51%

The following table describes the types of modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024:

	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Principal Forgiveness (in thousands)	Weighted Average Payment Deferral (in months)
Three Months Ended September 30, 2025
Commercial and industrial	0.13%	13	$—	11
Commercial real estate	—	3	—	2
Residential mortgage	—	83	—	—
Three Months Ended September 30, 2024
Commercial and industrial	3.41%	18	$—	—
Commercial real estate	—	20	—	12

Nine Months Ended September 30, 2025
Commercial and industrial	0.13%	14	$—		6
Commercial real estate	5.50	15	17,500	*	2
Residential mortgage	—	83	—		—
Nine Months Ended September 30, 2024
Commercial and industrial	3.10%	9	$—		—
Commercial real estate	1.06	18	—		12
Residential mortgage	—	50	—		—
Home equity	—	120	—		—

*    Relates to one loan that was partially charged off during the fourth quarter 2024 with the subsequent execution of the corresponding principal forgiveness completed in the first quarter 2025.

Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the aging analysis of loans that have been modified within the previous 12 months at September 30, 2025 and 2024.

	Current		30-89 Days Past Due	90 Days or More Past Due		Total
September 30, 2025	($ in thousands)
Commercial and industrial	$111,231	*	$—	$—		$111,231
Commercial real estate	167,906	*	15,043	—		182,949
Residential mortgage	1,525		134	—		1,659
Total	$280,662		$15,177	$—		$295,839
September 30, 2024
Commercial and industrial	$91,411	*	$—	$—		$91,411
Commercial real estate	210,565		180	2,153	*	212,898
Residential mortgage	869	*	—	—		869
Total	$302,845		$180	$2,153		$305,178

*    Includes non-accrual loans.
The following table provides the amortized cost basis of loans that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty.

September 30, 2025	Term extension
Nine Months Ended September 30, 2024	(in thousands)
Commercial real estate	$2,153
Total	$2,153
Loans in process of foreclosure. OREO balance totaled $4.8 million and $12.2 million at September 30, 2025 and December 31, 2024, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.9 million and $4.6 million at September 30, 2025 and December 31, 2024, respectively.
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

The following table presents collateral dependent loans by class as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$109,903	$131,898
Commercial real estate	233,967	156,825
Construction	34,888	15,841
Total commercial real estate loans	268,855	172,666
Residential mortgage	29,896	23,797
Home equity	2,945	1,341
Total	$411,599	$329,702

*    Includes non-accrual loans collateralized by taxi medallions totaling $48.2 million and $49.5 million at September 30, 2025 and December 31, 2024, respectively.
Allowance for Credit Losses for Loans
The allowance for credit losses for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments.
The following table summarizes the ACL for loans at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$585,000	$558,850
Allowance for unfunded credit commitments	13,604	14,478
Total allowance for credit losses for loans	$598,604	$573,328
The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$20,087	$71,925	$120,515	$205,549
(Credit) provision for unfunded credit commitments	(916)	3,113	(874)	(3,126)
Total provision for credit losses for loans	$19,171	$75,038	$119,641	$202,423

The following table details the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2025 and 2024:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended September 30, 2025
Allowance for loan losses:
Beginning balance	$173,415	$334,979	$48,830	$22,276	$579,500
Loans charged-off	(2,745)	(12,317)	(26)	(1,478)	(16,566)
Charged-off loans recovered	1,169	206	56	548	1,979
Net (charge-offs) recoveries	(1,576)	(12,111)	30	(930)	(14,587)
(Credit) provision for loan losses	(9,991)	26,725	2,234	1,119	20,087
Ending balance	$161,848	$349,593	$51,094	$22,465	$585,000
Three Months Ended September 30, 2024
Allowance for loan losses:
Beginning balance	$149,243	$301,093	$47,697	$21,277	$519,310
Loans charged-off	(7,501)	(38,123)	—	(2,597)	(48,221)
Charged-off loans recovered	3,162	1,601	29	521	5,313
Net (charge-offs) recoveries	(4,339)	(36,522)	29	(2,076)	(42,908)
Provision for loan losses	21,461	44,457	3,819	2,188	71,925
Ending balance	$166,365	$309,028	$51,545	$21,389	$548,327

Nine Months Ended September 30, 2025
Allowance for loan losses:
Beginning balance	$173,002	$304,148	$58,895	$22,805	$558,850
Loans charged-off	(56,390)	(40,363)	(72)	(5,831)	(102,656)
Charged-off loans recovered	4,768	1,098	261	2,164	8,291
Net (charge-offs) recoveries	(51,622)	(39,265)	189	(3,667)	(94,365)
Provision (credit) for loan losses	40,468	84,710	(7,990)	3,327	120,515
Ending balance	$161,848	$349,593	$51,094	$22,465	$585,000
Nine Months Ended September 30, 2024
Allowance for loan losses:
Beginning balance	$133,359	$249,598	$42,957	$20,166	$446,080
Loans charged-off	(36,515)	(69,277)	—	(5,668)	(111,460)
Charged-off loans recovered	4,586	1,992	59	1,521	8,158
Net (charge-offs) recoveries	(31,929)	(67,285)	59	(4,147)	(103,302)
Provision for loan losses	64,935	126,715	8,529	5,370	205,549
Ending balance	$166,365	$309,028	$51,545	$21,389	$548,327

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at September 30, 2025 and December 31, 2024.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
September 30, 2025
Allowance for loan losses:
Individually evaluated for credit losses	$43,057	$18,019	$23	$—	$61,099
Collectively evaluated for credit losses	118,791	331,574	51,071	22,465	523,901
Total	$161,848	$349,593	$51,094	$22,465	$585,000
Loans:
Individually evaluated for credit losses	$109,903	$268,855	$29,896	$2,945	$411,599
Collectively evaluated for credit losses	10,647,954	28,414,519	5,765,499	4,033,252	48,861,224
Total	$10,757,857	$28,683,374	$5,795,395	$4,036,197	$49,272,823
December 31, 2024
Allowance for loan losses:
Individually evaluated for credit losses	$59,603	$16,225	$27	$—	$75,855
Collectively evaluated for credit losses	113,399	287,923	58,868	22,805	482,995
Total	$173,002	$304,148	$58,895	$22,805	$558,850
Loans:
Individually evaluated for credit losses	$131,898	$172,666	$23,797	$1,341	$329,702
Collectively evaluated for credit losses	9,799,502	29,472,292	5,608,719	3,589,496	48,470,009
Total	$9,931,400	$29,644,958	$5,632,516	$3,590,837	$48,799,711
Note 8. Goodwill and Other Intangible Assets
The carrying amounts of goodwill allocated to Valley's reporting units at both September 30, 2025 and December 31, 2024, were as follows:

Reporting Unit *
Wealth Management	Consumer Banking	Commercial Banking	Total
(in thousands)
$78,142	$349,646	$1,441,148	$1,868,936

*    The Wealth Management and Consumer Banking reporting units are both components of the overall Consumer Banking operating segment, which is further described in Note 15.
During the second quarter 2025, Valley performed the annual goodwill impairment test at its normal assessment date, which resulted in no impairment of goodwill. During the nine months ended September 30, 2025, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and nine months ended September 30, 2025 and 2024.

The following table summarizes other intangible assets as of September 30, 2025 and December 31, 2024:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
September 30, 2025
Loan servicing rights	$127,949	$(107,760)	$20,189
Core deposits	215,620	(154,070)	61,550
Other	50,393	(24,474)	25,919
Total other intangible assets	$393,962	$(286,304)	$107,658
December 31, 2024
Loan servicing rights	$125,961	$(104,833)	$21,128
Core deposits	215,620	(138,080)	77,540
Other	50,393	(20,400)	29,993
Total other intangible assets	$391,974	$(263,313)	$128,661
Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no impairment of loan servicing rights recognized during the three and nine months ended September 30, 2025 and 2024.
Core deposits are amortized using an accelerated method over a period of 10.0 years. The line item labeled “Other” included in the table above primarily consists of customer lists, certain financial asset servicing contracts and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of approximately 13.6 years.
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. There was no impairment of core deposits and other intangibles recognized during the three and nine months ended September 30, 2025 and 2024.
The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2025 through 2029:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2025	$661	$5,058	$1,306
2026	2,478	17,223	4,805
2027	2,182	13,544	4,205
2028	1,905	10,117	3,633
2029	1,670	7,500	3,081
Valley recognized amortization expense on other intangible assets totaling approximately $7.5 million and $8.7 million for the three months ended September 30, 2025 and 2024, respectively, and $23.0 million and $26.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 9. Deposits
Included in time deposits are certificates of deposit over $250 thousand totaling $2.6 billion and $2.4 billion at September 30, 2025 and December 31, 2024, respectively.
The scheduled maturities of time deposits as of September 30, 2025 were as follows:

Year	Amount
(in thousands)
2025	$4,002,300
2026	5,428,857
2027	2,035,837
2028	753,900
2029	28,681
Thereafter	20,492
Total time deposits	$12,270,067
Note 10. Borrowed Funds
Short-Term Borrowings
Short-term borrowings at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Securities sold under agreements to repurchase	$51,052	$72,718
Long-Term Borrowings
Long-term borrowings at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
FHLB advances, net	$2,463,604	$2,526,608
Subordinated debt, net *	442,294	647,547
Total long-term borrowings	$2,905,898	$3,174,155

*	Subordinated debt is reported net of debt issuance costs and fair value hedging adjustments at both September 30, 2025 and December 31, 2024.
FHLB advances. Long-term FHLB advances had a weighted average interest rate of 4.42 percent and 4.20 percent at September 30, 2025 and December 31, 2024, respectively. FHLB advances are secured by pledges of certain eligible collateral, including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at September 30, 2025 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2026	$601,804
2027	1,066,800
2028	545,000
2029	250,000
Total long-term FHLB advances	$2,463,604
The FHLB advances reported in the table above are not callable for early redemption.
Subordinated debt. On June 15, 2025, Valley redeemed in full $115 million of 5.25 percent fixed-to-floating rate subordinated notes issued in June 2020 and due in June 2030. The transaction was accounted for as an early debt extinguishment and resulted in a $922 thousand pre-tax loss reported within non-interest expense for the nine months ended September 30, 2025. Valley also repaid $100 million of 4.55 percent fixed rate subordinated notes that matured on June 30, 2025.
There were no new issuances or other maturities, calls or principal repayments of subordinated debt during the nine months ended September 30, 2025. See Note 10 in Valley’s Annual Report for additional information on the outstanding subordinated debt at September 30, 2025.
Note 11. Stock–Based Compensation
Valley maintains an incentive compensation plan to provide long-term incentives to officers, employees and non-employee directors whose contributions are essential to the continued growth and success of Valley. Under the plan, Valley may issue awards in amounts up to 14.5 million shares, subject to certain adjustments. As of September 30, 2025, 7.1 million shares of common stock were available for issuance under the plan.
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
The table below summarizes RSU awards granted and average grant date fair values for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Award shares granted:
Performance-based RSUs	—	—	742	958
Time-based RSUs	50	196	3,127	3,183
Average grant date fair value per share:
Performance-based RSUs	$—	$—	$10.91	$7.88
Time-based RSUs	$9.40	$8.11	$9.76	$8.44
Stock award fair values are expensed over the shorter of the vesting or required service period. Valley recorded total stock-based compensation expense of approximately $4.4 million and $7.3 million for the three months ended

September 30, 2025 and 2024, respectively, and $18.0 million and $23.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $42.6 million. This expense will be recognized over an average remaining vesting period of approximately 2.0 years. See Note 12 in Valley’s Annual Report for additional information on the stock-based compensation awards.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the type of participation. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value of credit derivatives are recognized directly in earnings. At September 30, 2025, Valley had 64 credit swaps with an aggregate notional amount of $954.3 million related to risk participation agreements.
At September 30, 2025, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the Constant Maturity Swap rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand-alone swap tend to move in opposite directions with changes in the three-month Term SOFR rate and, therefore, provide an effective economic hedge.
Valley regularly enters into mortgage banking derivatives which are not designated as hedges. These derivatives include interest rate lock commitments provided to customers to fund certain residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. Valley enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on Valley's commitments to fund the loans as well as on its portfolio of mortgage loans held for sale.
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
During June 2024, Valley entered into a credit default swap related to approximately $1.5 billion in automobile loans primarily to enhance the risk profile of these assets for regulatory capital purposes. The covered loans have a total remaining balance of $759.2 million within Valley's $2.2 billion automobile loan portfolio at September 30, 2025. The credit default swap is a free-standing contract measured at fair value with resulting gains or losses recognized in non-interest expense. The premium amortization expense associated with the credit protection totaled $1.8 million and $3.2 million for the three months ended September 30, 2025 and 2024, respectively, and $5.6 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively, and was recorded within other expense reported in non-interest expense.
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	September 30, 2025			December 31, 2024
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedge interest rate swaps	$1,381	$9,063	$780,322	$2,419	$13,993	$780,322
Total derivatives designated as hedging instruments	$1,381	$9,063	$780,322	$2,419	$13,993	$780,322
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$168,698	$168,476	$17,239,036	$423,683	$423,492	$16,209,499
Foreign currency derivatives	17,667	16,824	2,267,739	18,011	16,488	1,688,338
Mortgage banking derivatives	40	188	41,806	150	192	45,752
Credit default swap	—	53	759,221	—	35	1,142,026
Total derivatives not designated as hedging instruments	$186,405	$185,541	$20,307,802	$441,844	$440,207	$19,085,615
Total derivative financial instruments	$187,786	$194,604	$21,088,124	$444,263	$454,200	$19,865,937

* Other derivative contracts include risk participation agreements.

Gains included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, related to previously terminated interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Amount of gain reclassified from accumulated other comprehensive loss to interest income	$307	$302	$912	$899
The accumulated after-tax gains related to the previously terminated cash flow hedges included in accumulated other comprehensive loss were $584 thousand and $1.2 million at September 30, 2025 and December 31, 2024, respectively. Valley estimates that the entire after-tax gain of $584 thousand at September 30, 2025 will be reclassified as an $805 thousand (before tax) increase to interest income over the next 12 months.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Derivative - interest rate swap:
Interest income	$—	$(2,385)	$—	$3,170
Interest expense	2,092	15,244	8,816	16,957
Hedged items - loans, time deposits and subordinated debt:
Interest income	$(160)	$2,391	$(482)	$(3,235)
Interest expense	(2,141)	(15,537)	(8,867)	(17,217)
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at September 30, 2025 and December 31, 2024.

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Asset/ Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/Liability
	(in thousands)
September 30, 2025
Time deposits	$483,878	$3,574
Long-term borrowings *	293,284	(6,145)
December 31, 2024
Time deposits	$482,723	$2,419
Long-term borrowings *	284,966	(13,859)

*    Net carrying amount includes unamortized debt issuance costs of $571 thousand and $1.2 million at September 30, 2025 and December 31, 2024, respectively.

The net losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$(1,199)	$(2,802)	$(6,188)	$(3,528)
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $7.0 million and $5.7 million for the three months ended September 30, 2025 and 2024, respectively, and $21.0 million and $17.0 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions and Valley would be required to settle its obligations under the agreements. As of September 30, 2025, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The aggregate fair value of all derivative financial instruments with credit risk-related contingent features was in a net asset position at September 30, 2025. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
Note 13. Balance Sheet Offsetting
Some financial instruments, including certain OTC derivatives (mostly interest rate swaps), may be eligible for offset in the consolidated statements of financial condition and/or subject to master netting arrangements or similar agreements. OTC derivatives include interest rate swaps executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house (presented in the table below). The credit risk associated with bilateral OTC derivatives is managed through obtaining collateral and enforceable master netting agreements.
Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by or received from the counterparty with net liability or asset positions, respectively, in accordance with contract thresholds. Master repurchase agreements which include “right of set-off” provisions generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the swap or repurchase agreement should Valley be in default. The total amount of collateral held or pledged cannot exceed the net fair values of derivatives with the counterparty.
The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of September 30, 2025 and December 31, 2024.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
September 30, 2025
Assets
Interest rate swaps and other contracts	$170,079	$—	$170,079	$—	$(163,140)	$6,939
Liabilities
Interest rate swaps and other contracts	$177,539	$—	$177,539	$—	$(42,804)	$134,735
December 31, 2024
Assets
Interest rate swaps and other contracts	$426,102	$—	$426,102	$32,571	$(358,520)	$100,153
Liabilities
Interest rate swaps and other contracts	$437,485	$—	$437,485	$(32,571)	$—	$404,914

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

The following table presents the balances of Valley’s affordable housing tax credit investments, other tax credit investments at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Other assets:
Affordable housing tax credit investments, net	$29,830	$22,742
Other tax credit investments, net	431,668	278,468
Total tax credit investments, net	$461,498	$301,210
The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Components of income tax expense:
Affordable housing tax credits and other tax benefits	$2,134	$1,330	$5,510	$3,989
Other tax credit investment credits and tax benefits	12,312	9,376	33,321	22,405
Total reduction in income tax expense	$14,446	$10,706	$38,831	$26,394
Amortization of tax credit investments:
Affordable housing tax credit investment losses	$1,037	$875	$2,787	$2,626
Affordable housing tax credit investment impairment losses	327	246	1,066	737
Other tax credit investment losses	2,176	1,422	6,570	3,702
Other tax credit investment impairment losses	4,607	3,310	16,178	10,141
Total amortization of tax credit investments recorded in non-interest expense	$8,147	$5,853	$26,601	$17,206
Note 15. Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other.
The CEO of Valley is the CODM who assesses performance of each operating segment to better understand their cost, opportunity value and impact to Valley's consolidated earnings. Each operating segment is reviewed routinely for its asset growth, contribution to our income before income taxes, return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments. No changes to the operating segments were determined necessary during the nine months ended September 30, 2025.
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
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to operating segments. Other non-interest income items and general expenses are allocated from Treasury and Corporate Other to each operating segment utilizing a methodology that involves an allocation of operating and funding costs based on each segment's respective mix of average interest earning assets outstanding for the period, number of deposits, or direct allocation to the segments based on the nature of income and expense. Unallocated items included in Treasury and Corporate Other consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as other non-core items, including loss on extinguishment of debt, corporate restructuring charges, and the FDIC special assessment.
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
The following tables represent the financial data for Valley’s operating segments and Treasury and Corporate Other for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,828,927	$38,441,926	$9,352,300	$58,623,153

Interest income	$134,090	$597,875	$94,958	$826,923
Interest expense	70,362	249,577	60,760	380,699
Net interest income	63,728	348,298	34,198	446,224
Provision for credit losses	3,353	15,818	—	19,171
Net interest income after provision for credit losses	60,375	332,480	34,198	427,053
Non-interest income	37,878	22,665	4,344	64,887
Non-interest expense
Salary and employee benefits expense	34,885	93,158	18,777	146,820
Net occupancy expense	4,668	16,241	3,956	24,865
Technology, furniture, and equipment expense	7,142	19,108	4,458	30,708
FDIC insurance assessment	2,680	9,494	(3,817)	8,357
Professional and legal fees	3,739	17,413	3,109	24,261
Other segment items *	14,285	14,986	17,703	46,974
Total non-interest expense	$67,399	$170,400	$44,186	$281,985
Income (loss) before income taxes	$30,854	$184,745	$(5,644)	$209,955
Return on average interest earning assets (pre-tax)	1.14%	1.92%	(0.24)%	1.43%
Net interest margin	2.35%	3.62%	1.46%	3.04%

	Three Months Ended September 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,918,669	$40,208,294	$7,524,687	$57,651,650

Interest income	$123,252	$659,587	$77,710	$860,549
Interest expense	77,409	313,945	58,697	450,051
Net interest income	45,843	345,642	19,013	410,498
Provision (credit) for credit losses	6,007	69,031	(14)	75,024
Net interest income after provision for credit losses	39,836	276,611	19,027	335,474
Non-interest income	35,940	17,198	7,533	60,671
Non-interest expense
Salary and employee benefits expense	30,798	94,896	13,138	138,832
Net occupancy expense	4,715	18,804	3,454	26,973
Technology, furniture, and equipment expense	5,898	19,598	3,466	28,962
FDIC insurance assessment	2,922	11,870	—	14,792
Professional and legal fees	2,380	10,397	1,341	14,118
Other segment items *	13,628	11,827	20,339	45,794
Total non-interest expense	$60,341	$167,392	$41,738	$269,471
Income (loss) before income taxes	$15,435	$126,417	$(15,178)	$126,674
Return on average interest earning assets (pre-tax)	0.62%	1.26%	(0.81)%	0.88%
Net interest margin	1.85%	3.44%	1.01%	2.85%

	Nine Months Ended September 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,565,249	$38,423,144	$8,707,438	$57,695,831

Interest income	$387,169	$1,766,193	$263,325	$2,416,687
Interest expense	204,719	744,511	168,720	1,117,950
Net interest income	182,450	1,021,682	94,605	1,298,737
(Credit) provision for credit losses	(4,663)	124,304	(10)	119,631
Net interest income after provision for credit losses	187,113	897,378	94,615	1,179,106
Non-interest income	104,424	66,666	14,695	185,785
Non-interest expense
Salary and employee benefits expense	99,153	295,321	40,386	434,860
Net occupancy expense	14,145	50,658	11,433	76,236
Technology, furniture, and equipment expense	19,645	59,430	12,196	91,271
FDIC insurance assessment	8,030	29,203	(3,817)	33,416
Professional and legal fees	9,982	42,547	7,372	59,901
Loss on extinguishment of debt	—	—	922	922
Other segment items *	40,592	47,766	57,761	146,119
Total non-interest expense	$191,547	$524,925	$126,253	$842,725
Income (loss) before income taxes	$99,990	$439,119	$(16,943)	$522,166
Return on average interest earning assets (pre-tax)	1.26%	1.52%	(0.26)%	1.21%
Net interest margin	2.31%	3.55%	1.45%	3.00%

	Nine Months Ended September 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,848,502	$40,282,966	$6,885,322	$57,016,790

Interest income	$355,551	$1,969,805	$197,315	$2,522,671
Interest expense	227,475	930,432	159,033	1,316,940
Net interest income	128,076	1,039,373	38,282	1,205,731
Provision (credit) for credit losses	13,899	188,524	(129)	202,294
Net interest income after provision for credit losses	114,177	850,849	38,411	1,003,437
Non-interest income	100,673	56,822	15,804	173,299
Non-interest expense
Salary and employee benefits expense	89,231	296,176	36,071	421,478
Net occupancy expense	13,245	53,314	8,989	75,548
Technology, furniture, and equipment expense	19,024	69,603	11,000	99,627
FDIC insurance assessment	7,606	31,111	8,757	47,474
Professional and legal fees	7,585	36,734	4,202	48,521
Other segment items *	39,159	36,675	58,796	134,630
Total non-interest expense	$175,850	$523,613	$127,815	$827,278
Income (loss) before income taxes	$39,000	$384,058	$(73,600)	$349,458
Return on average interest earning assets (pre-tax)	0.53%	1.27%	(1.43)%	0.82%
Net interest margin	1.73%	3.44%	0.74%	2.82%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.
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
•the impact of unfavorable macroeconomic conditions or downturns, including instability or volatility in financial markets resulting from the impact of tariffs and other trade policies and practices, any retaliatory actions, related market uncertainty, or other factors; U.S. government debt default or rating downgrade; unanticipated loan delinquencies; loss of collateral; decreased service revenues; increased business disruptions or failures; reductions in employment; and other potential negative effects on our business, employees or clients caused by factors outside of our control, such as new legislation and policy changes under the current U.S. presidential administration, the recent prolonged shutdown of the U.S federal government, geopolitical instabilities or events, natural and other disasters, including severe weather events, health emergencies, acts of terrorism, or other external events;
•the impact of any potential instability within the U.S. financial sector or future bank failures, including the possibility of a run on deposits by a coordinated deposit base, and the impact of any actual or perceived concerns regarding the soundness, or creditworthiness, of other financial institutions, including any resulting disruption within the financial markets, increased expenses, including FDIC insurance assessments, or adverse impact on our stock price, deposits or our ability to borrow or raise capital;
•the impact of negative public opinion regarding Valley or banks in general that damages our reputation and adversely impacts business and revenues;
•changes in the statutes, regulations, policies, or enforcement priorities of the federal bank regulatory agencies;
•the loss of or decrease in lower-cost funding sources within our deposit base;
•damage verdicts, settlements or restrictions related to existing or potential class action litigation or individual litigation arising from claims of violations of laws or regulations, contractual claims, breach of fiduciary responsibility, negligence, fraud, environmental laws, patent, trademark or other intellectual property infringement, misappropriation or other violation, employment-related claims, and other matters;
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
•increased competitive challenges and competitive pressure on pricing of our products and services;
•our ability to stay current with rapid technological changes in the financial services industry; including the use of artificial intelligence, blockchain and digital currencies and related regulatory developments, as well as our ability to assess and monitor the effects of, and risks associated with, the implementation and use of such technology;
•cyberattacks, ransomware attacks, computer viruses, malware or other cybersecurity incidents that may breach the security of our websites or other systems or networks to obtain unauthorized access to personal, confidential, proprietary or sensitive information, destroy data, disable or degrade service, or sabotage our systems or networks, and the increasing sophistication of such attacks and use of targeted tactics against the financial services industry;

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
Critical Accounting Estimates
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At September 30, 2025, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report, and there have been no material changes in such policies and estimates since the date of Valley’s Annual Report.
New Authoritative Accounting Guidance
See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At September 30, 2025, Valley had consolidated total assets of approximately $63.0 billion, total net loans of $48.7 billion, total deposits of $51.2 billion and total shareholders’ equity of $7.7 billion. Valley operates many convenient branch office locations and commercial banking offices in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, California, Alabama, and Illinois. Of our current 229 branch network, 55 percent, 18 percent, and 18 percent of the branches are located in New Jersey, New York, and Florida, respectively, with the remaining 9 percent of the branches in Alabama, California, and Illinois combined.
Financial Condition. During the third quarter 2025, we continued to strengthen our balance sheet to best perform in the current uncertain economic environment, while also prudently managing the overall risk of our loan portfolio. The following items, including key balance sheet initiatives, are highlights at September 30, 2025.
•Commercial Real Estate Loan Concentration: Total commercial real estate loans (including construction loans) totaled $28.7 billion, or 58.2 percent of total loans at September 30, 2025, as compared to $28.8 billion, or 58.4 percent of total loans at June 30, 2025. The decrease of $142.5 million was mostly due to the targeted runoff of transactional commercial real estate loans. As a result, our CRE loan concentration ratio declined to approximately 337 percent at September 30, 2025 from 349 percent at June 30, 2025. Our current balance sheet goal is a continued gradual reduction of the CRE loan concentration ratio and to maintain the ratio below 350 percent through December 31, 2025. See further details of our loan activities under the “Loan Portfolio” section below.
•Allowance for Credit Losses for Loans: The ACL for loans totaled $598.6 million and $594.0 million at September 30, 2025 and June 30, 2025, respectively, representing 1.21 percent and 1.20 percent of total loans at each respective date. The increase reflects, among other factors, moderate increases in both the economic forecast and non-economic qualitative reserve components of the ACL for loans and higher specific reserves associated with collateral dependent loans, partially offset by a decline in quantitative reserves in certain loan categories at September 30, 2025. Given our current projections and credit trends within our loan portfolio, we anticipate the ACL will range between 1.20 percent and 1.25 percent of total loans through December 31, 2025. See the “Allowance for Credit Losses for Loans" section for additional information.
•Credit Quality: Net loan charge-offs totaled $14.6 million for the third quarter 2025 as compared to $37.8 million and $42.9 million for the second quarter 2025 and third quarter 2024, respectively. Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) decreased $114.4 million to $84.8 million, or 0.17 percent of total loans, at September 30, 2025 as compared to $199.2 million, or 0.40 percent of total loans, at June 30, 2025. Non-accrual loans totaled $421.5 million, or 0.86 percent of total loans, at September 30, 2025 as compared to $354.4 million, or 0.72 percent of total loans, at June 30, 2025. The increase in non-accrual loans was mostly due to three new non-performing CRE and construction loans totaling $67.0 million. These loans are largely well-collateralized and have total allocated reserves of $8.8 million within the ACL for loans at September 30, 2025. See the “Non-Performing Assets” section for additional information.
•Liquid Assets: Our liquid assets totaled $5.7 billion at September 30, 2025, representing 9.9 percent of interest earning assets, as compared with $5.4 billion, or 9.3 percent of interest earning assets at June 30, 2025. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. See the “Bank Liquidity” section for additional information.
•Deposits: Total deposit balances increased $450.5 million to $51.2 billion at September 30, 2025 as compared to $50.7 billion at June 30, 2025 mainly due to deposit inflows from commercial customer and government deposits in the savings, NOW and money market deposit category during the third quarter 2025, partially offset by a $629.9 million decline in indirect customer deposits. Non-interest bearing deposits were $11.7 billion at both September 30, 2025 and June 30, 2025. See the "Deposits and Other Borrowings" section below for more details.
•Investment Securities: Total investment securities increased $231.7 million to $7.7 billion, or 12.3 percent of total assets, at September 30, 2025 as compared to June 30, 2025 mainly due to targeted purchases of residential mortgage backed securities and, to a lesser extent, corporate debt and U.S. Treasury securities that were classified as AFS during the third quarter 2025. See the “Investment Securities Portfolio” section for more details.

•Regulatory Capital and Shareholders' Equity: Total shareholders' equity increased $120.0 million to $7.7 billion at September 30, 2025 as compared to June 30, 2025. Valley's total risk-based capital, common equity Tier 1 capital, Tier 1 capital and Tier 1 leverage capital ratios were 13.83 percent, 11.00 percent, 11.72 percent, and 9.52 percent, respectively, at September 30, 2025 as compared to 13.67 percent, 10.85 percent, 11.57 percent and 9.49 percent, respectively, at June 30, 2025. During the third quarter 2025, we repurchased 1.3 million shares of our common stock at an average price of $9.39 under our current stock repurchase plan. During the nine months ended September 30, 2025, we repurchased a total of 1.8 million shares of our common stock at an average price of $9.18 under this plan. We expect Valley's common equity Tier 1 capital to remain at approximately 11 percent through December 31, 2025. See the "Capital Adequacy" section below for more information.
Quarterly Results. Net income for the third quarter 2025 was $163.4 million, or $0.28 per diluted common share, as compared to $97.9 million, or $0.18 per diluted common share, for the third quarter 2024. The $65.5 million increase in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:
•a $35.7 million increase in net interest income mainly driven by lower interest rates on most interest bearing deposit products in the third quarter 2025 and additional interest income from investment security purchases, partially offset by lower yields on adjustable-rate loans and a decline in average loans;
•a $55.9 million decrease in our provision for credit losses partly due to a decline in the impact of specific reserves for collateral dependent commercial loans and the comparative change in quantitative reserves on a linked quarter basis; and
•a $4.2 million increase in non-interest income that was driven by increases in several categories, including net gains on sales of loans, service charges on deposit accounts and capital markets income, partially offset by a decline in income from litigation settlements.
Which were partially offset by:
•a $12.5 million increase in non-interest expense primarily due to increases in salary and employee benefits expense, professional and legal fees and amortization of tax credit investments, partially offset by lower FDIC insurance assessment and net occupancy expenses; and
•a $17.8 million increase in income taxes mainly due to higher pre-tax income, partially offset by our increased investment in tax credits.
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense” and “Income Taxes” sections below for more details on the impact of the items above and other infrequent non-core items impacting our third quarter 2025 results.
U.S. Economic Conditions. During the third quarter 2025, real GDP increased at an estimated annual rate of 3.8 percent as compared to an increase of 3.0 percent during the second quarter 2025. The third quarter increase from the second quarter 2025 was driven by several factors, including but not limited to consumer spending, decreased imports, and technology related business investment. While core inflation moderately increased during the third quarter 2025, it still came in slightly below most forecasts. Overall, the rate of inflation has increased to 3.0 percent in the third quarter 2025 as compared to 2.7 percent for the second quarter 2025.
Over the last four months of 2024 at its FOMC meetings, the Federal Reserve lowered the target range for the federal funds rate from 5.25 – 5.50 percent to 4.25 – 4.50 percent. This range held steady until the FOMC lowered the target range to 4.00 – 4.25 percent in September 2025 and again to a range of 3.75 - 4.00 percent in October 2025 mainly due to a combination of an increase in downside risks to employment in recent months and moderating inflation as compared to forecasts. Based on the Federal Reserve Chairman's recent comments, the market expectation for another rate cut at the December 2025 meeting has declined from prior forecasts. The FOMC also indicated that the Federal Reserve will halt the reduction in its asset holdings starting December 1, 2025. The primary concerns of (1) supporting maximum employment and (2) returning inflation to its 2 percent target remain a central focus of any future FOMC interest rate cut and other monetary policy decisions.
The 10-year U.S. Treasury note yield ended the third quarter 2025 at 4.16 percent, or 8 basis points lower as compared to the second quarter 2025, and the 2-year U.S. Treasury note yield ended the third quarter 2025 at 3.60 percent, or 12 basis points lower as compared to the second quarter 2025.
The third quarter 2025 economic outlook remained pressured by the ongoing instability of U.S. tariff policies and trade discussions, continued geopolitical strains, tighter immigration measures, slowing labor markets, and the prolonged U.S. federal government shutdown combined with persistent concerns about the federal deficit. Additionally, inflation and fiscal uncertainty have kept recession risks elevated in analysts’ forecasts, and banks continue to face a difficult operating climate. As a result of these factors, many market analysts have increased the likelihood of a recession in their forecast for the coming year, and foresee an overall challenging bank operating environment. If these trends continue or worsen, they could negatively impact our banking clients and financial performance, as noted elsewhere in this MD&A.
Deposits and Other Borrowings
We define cumulative deposit beta as the change in our cost of total deposits relative to the change in the average Fed Funds (upper bound) rate. We differentiate between the cumulative deposit beta during the "rate increase cycle," which began in the first quarter of 2022 and ended in the second quarter of 2024, and the cumulative deposit beta during the "rate decrease cycle," which started in the third quarter of 2024. Our cumulative deposit beta in the interest rate increase cycle (between December 31, 2021 and June 30, 2024) was approximately 58 percent. Our cumulative deposit beta in this current interest rate decrease cycle (between June 30, 2024 and September 30, 2025) was 47 percent as compared to 51 percent (between June 30, 2024 and June 30, 2025) one quarter ago. The decline of our cumulative deposit beta in the third quarter 2025 as compared to the second quarter 2025 was mainly driven by one additional day in the third quarter and a modest increase in the cost of newly originated customer deposits. These factors were partly mitigated by our ongoing efforts to reduce interest rates on existing customer deposits. See the "Net Interest Income" section for additional details on the changes in our cost of deposits during the third quarter 2025.
Total average deposits increased by $1.3 billion to $51.2 billion for the third quarter 2025 as compared to the second quarter 2025. Average savings, NOW and money market deposits increased $554.4 million to $27.0 billion for the third quarter 2025 as compared to the second quarter 2025 mainly due to deposit inflows from commercial customer and government deposit accounts. Average time deposit balances increased $501.7 million from the second quarter 2025 largely due to new direct retail customer CDs from promotional offerings over the last six month period. Average non-interest bearing deposits increased $204.0 million to $11.5 billion for the third quarter 2025 as compared to the second quarter 2025 mostly due to normal fluctuations in commercial customer deposit balances. Average non-interest-bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 22 percent, 53 percent, and 25 percent of total deposits for the third quarter 2025, respectively, as compared to 23 percent, 53 percent, and 24 percent of total deposits for the second quarter 2025, respectively.
Actual ending balances for deposits increased $450.5 million to $51.2 billion at September 30, 2025 from June 30, 2025 mainly due to a $1.2 billion increase in savings, NOW and money market deposit balances due to the aforementioned deposit inflows during the third quarter 2025, partially offset by a $616.8 million decrease in time deposits. The decrease in time deposit balances was mainly driven by the repayment of maturing indirect customer CDs during the third quarter 2025. Total indirect customer deposits (consisting of brokered time and money market deposits) totaled $5.8 billion and $6.5 billion at September 30, 2025 and June 30, 2025, respectively. Non-interest bearing deposits were approximately $11.7 billion at both September 30, 2025 and June 30, 2025 and remained relatively stable across our customer base during the third quarter 2025. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 53 percent and 24 percent of total deposits as of September 30, 2025, respectively, as compared to 23 percent, 52 percent and 25 percent of total deposits as of June 30, 2025, respectively.
The following table summarizes CDs included in time deposits in excess of the FDIC insurance limit by maturity at September 30, 2025:

September 30, 2025
(in thousands)
Less than three months	$970,757
Three to six months	741,629
Six to twelve months	543,818
More than twelve months	343,795
Total	$2,599,999
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $13.7 billion, or 27 percent of total deposits, at September 30, 2025 as compared to $13.1 billion, or 26 percent of total deposits, at June 30, 2025.
We gathered approximately $1 billion of core deposits during the third quarter 2025 mostly through commercial channels reflecting our proactive business development efforts and the continued success of our treasury management sales efforts. While we maintained a diversified commercial and consumer deposit base at September 30, 2025, deposit gathering initiatives and our current direct customer deposit base could be challenged due to market competition, attractive non-deposit investment alternatives in the financial markets and other factors. As a result, we cannot guarantee that we will be able to maintain deposit levels at or near those reported at September 30, 2025. Management continuously monitors liquidity and all available funding sources including non-deposit borrowings discussed below. See the “Liquidity and Cash Requirements” section of this MD&A for additional information.
The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Average short-term borrowings:
FHLB advances	$30,978	$128,846	$3,804	$133,150	$499,544
Securities sold under repurchase agreements	57,082	61,052	63,860	59,596	64,853
Federal funds purchased	1,087	6,593	13,587	4,212	6,022
Total	$89,147	$196,491	$81,251	$196,958	$570,419

Average long-term borrowings:
FHLB advances	$2,463,604	$2,456,681	$2,624,905	$2,407,391	$2,394,359
Subordinated debt	440,233	632,166	642,761	572,949	639,275
Junior subordinated debentures issued to capital trusts	57,673	57,587	57,326	57,587	57,240
Total	$2,961,510	$3,146,434	$3,324,992	$3,037,927	$3,090,874
Average short-term borrowings for the third quarter 2025 decreased $107.3 million from the second quarter 2025 and increased $7.9 million from the third quarter 2024. The decrease from the second quarter 2025 was mainly due to the maturity and repayment of FHLB advances. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) decreased $184.9 million and $363.5 million as compared to the second quarter 2025 and third quarter

2024, respectively. The decrease as compared to the second quarter 2025 was mainly due to the redemption of $215.0 million of subordinated notes during June 2025. The decrease compared to the third quarter 2024 was mostly due to maturity and repayment of $273.0 million of FHLB advances in January 2025 and the aforementioned subordinated notes redeemed in June 2025.
Actual ending balances of short-term borrowings decreased $111.2 million to $51.1 million at September 30, 2025 from June 30, 2025 largely due to the repayment of $100 million of maturing short-term FHLB advances. Long-term borrowings totaled $2.9 billion at September 30, 2025 and remained relatively unchanged compared to June 30, 2025.
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
The following table presents our annualized performance ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selected Performance Indicators	($ in thousands)
GAAP measures:
Net income, as reported	$163,355	$97,856	$402,580	$264,560
Return on average assets	1.04%	0.63%	0.86%	0.57%
Return on average shareholders’ equity	8.58	5.70	7.13	5.20
Non-GAAP measures:
Net income, as adjusted	$164,088	$96,754	$404,569	$267,845
Return on average assets, as adjusted	1.04%	0.62%	0.87%	0.58%
Return on average shareholders' equity, as adjusted	8.62	5.64	7.16	5.27
Return on average tangible shareholders' equity (ROATE)	11.59	8.06	9.68	7.40
ROATE, as adjusted	11.64	7.97	9.73	7.50
Efficiency ratio, as adjusted	53.37	56.13	54.79	58.26

	September 30, 2025	December 31, 2024
Common Equity Per Share Data:
Book value per common share (GAAP)	$13.09	$12.67
Tangible book value per common share (non-GAAP)	9.57	9.10

Non-GAAP Reconciliations to GAAP Financial Measures
Adjusted net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income, as reported (GAAP)	$163,355	$97,856	$402,580	$264,560
Non-GAAP adjustments:
Add: Loss on extinguishment of debt	—	—	922	—
Add: FDIC special assessment (1)	(3,817)	—	(3,817)	8,757
Add: Net losses on the sale of commercial real estate loans (2)	—	5,794	—	5,794
Add: Restructuring charge (3)	3,854	—	4,654	954
Add: Litigation reserve (4)	1,012	—	1,012	—
Less: (Gains) losses on available for sale and held to maturity debt securities, net (5)	(28)	1	(17)	12
Less: Litigation settlements (6)	—	(7,334)	—	(7,334)
Less: Gain on sale of commercial premium finance lending division (7)	—	—	—	(3,629)
Total non-GAAP adjustments to net income	$1,021	$(1,539)	$2,754	$4,554
Income tax adjustments related to non-GAAP adjustments (8)	(288)	437	(765)	(1,269)
Net income, as adjusted (non-GAAP)	$164,088	$96,754	$404,569	$267,845

(1)	Represents the change in estimated special assessment losses included in the FDIC insurance assessment expense.
(2)	Represents actual and mark to market losses on bulk performing commercial real estate loan sales included in gains (losses) on sales of loans, net.
(3)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(4)	Represents legal reserves and settlement charges included in professional and legal fees.
(5)	Included in gains on securities transactions, net.
(6)	Represents recoveries from legal settlements included in other income.
(7)	Included in other income within non-interest income.
(8)	Calculated using the appropriate blended statutory tax rate for the applicable period.
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
Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Net income, as adjusted (non-GAAP)	$164,088	$96,754	$404,569	$267,845
Average assets (GAAP)	$63,046,215	$62,242,022	$62,224,382	$61,674,588
Annualized return on average assets, as adjusted (non-GAAP)	1.04%	0.62%	0.87%	0.58%

Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Net income, as adjusted (non-GAAP)	$164,088	$96,754	$404,569	$267,845
Average shareholders' equity (GAAP)	$7,616,810	$6,862,555	$7,533,660	$6,781,022
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	8.62%	5.64%	7.16%	5.27%
ROATE and adjusted ROATE are computed by dividing net income and adjusted net income, respectively, by average shareholders’ equity less average goodwill and average other intangible assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Net income, as reported (GAAP)	$163,355	$97,856	$402,580	$264,560
Net income, as adjusted (non-GAAP)	$164,088	$96,754	$404,569	$267,845
Average shareholders’ equity (GAAP)	$7,616,810	$6,862,555	$7,533,660	$6,781,022
Less: Average goodwill and other intangible assets (GAAP)	1,980,434	2,008,692	1,987,242	2,016,790
Average tangible shareholders’ equity (non-GAAP)	$5,636,376	$4,853,863	$5,546,418	$4,764,232
Annualized ROATE (non-GAAP)	11.59%	8.06%	9.68%	7.40%
Annualized ROATE, as adjusted (non-GAAP)	11.64%	7.97%	9.73%	7.50%
The efficiency ratio is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$281,985	$269,471	$842,725	$827,278
Less: Loss on extinguishment of debt (pre-tax)	—	—	922	—
Less: FDIC special assessment (pre-tax)(1)	(3,817)	—	(3,817)	8,757
Less: Restructuring charge (pre-tax)(2)	3,854	—	4,654	954
Less: Amortization of tax credit investments (pre-tax)	8,147	5,853	26,601	17,206
Less: Litigation reserve (pre-tax) (3)	1,012	—	1,012	—
Total non-interest expense, as adjusted (non-GAAP)	$272,789	$263,618	$813,353	$800,361
Net interest income, as reported (GAAP)	446,224	410,498	1,298,737	1,205,731
Total non-interest income, as reported (GAAP)	64,887	60,671	185,785	173,299
Add: Net losses on the sale of commercial real estate loans (pre-tax) (4)	—	5,794	—	5,794
Less: (Gains) losses on available for sale and held to maturity debt securities, net (pre-tax) (5)	(28)	1	(17)	12
Less: Litigation settlements (pre-tax)(6)	—	(7,334)	—	(7,334)
Less: Gain on sale of commercial premium finance lending division (pre-tax) (7)	—	—	—	(3,629)
Gross operating income, as adjusted (non-GAAP)	$511,083	$469,630	$1,484,505	$1,373,873
Efficiency ratio (non-GAAP)	53.37%	56.13%	54.79%	58.26%

(1)	Represents the change in estimated special assessment losses included in the FDIC insurance assessment expense.
(2)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(3)	Represents legal reserves and settlement charges included in professional and legal fees.
(4)	Represents actual and mark to market losses on bulk performing commercial real estate loan sales included in gains (losses) on sales of loans, net.
(5)	Included in gains on securities transactions, net.
(6)	Represents recoveries from legal settlements included in other income.
(7)	Included in other income within non-interest income.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	September 30, 2025	December 31, 2024
	($ in thousands, except for share data)
Common shares outstanding	560,784,352	558,786,093
Shareholders’ equity (GAAP)	$7,695,374	$7,435,127
Less: Preferred stock	354,345	354,345
Less: Goodwill and other intangible assets	1,976,594	1,997,597
Tangible common shareholders’ equity (non-GAAP)	$5,364,435	$5,083,185
Book value per common share (GAAP)	$13.09	$12.67
Tangible book value per common share (non-GAAP)	$9.57	$9.10
Net Interest Income
Net interest income on a tax equivalent basis of $447.5 million for the third quarter 2025 increased $13.8 million compared to the second quarter 2025 and increased $35.7 million as compared to the third quarter 2024. Interest income on a tax equivalent basis increased $21.9 million to $828.2 million for the third quarter 2025 as compared to the second quarter 2025. The increase was mostly driven by (i) higher yields on most new loan originations, (ii) increases in average loans and taxable investments and (iii) one additional day in the third quarter 2025. Total interest expense increased $8.1 million to $380.7 million for the third quarter 2025 as compared to the second quarter 2025. The increase was largely due to a $1.1 billion increase in average interest bearing deposit balances, partially offset by the positive impact of the early redemption of $115 million of subordinated notes on June 15, 2025, lower utilization of short-term FHLB borrowings and the repayment of higher-cost indirect customer deposits throughout the third quarter 2025.
Average interest earning assets increased $971.5 million to $58.6 billion for the third quarter 2025 as compared to the third quarter 2024 mainly due to a $1.5 billion increase in average taxable investments largely resulting from purchases of residential mortgage-backed securities classified as available for sale over the past 12 months and, to a lesser extent, higher excess liquidity held in overnight interest-bearing deposits with banks. These items were partially offset by a $856.1 million decrease in average loan balances mostly caused by our strategic efforts to reduce the level of transactional commercial real estate loans in our portfolio. Compared to the second quarter 2025, average interest earning assets increased by $1.1 billion during the third quarter 2025. The increase was primarily driven by increases of $663.6 million, $238.2 million, and $171.5 million in average overnight interest bearing cash, loans and taxable investment balances, respectively.
Average interest bearing liabilities increased $20.7 million to $42.7 billion for the third quarter 2025 as compared to the third quarter 2024 primarily due to an increase of $376.3 million in average interest bearing deposits, partially offset by a decrease of $363.5 million in long-term borrowings. As compared to the second quarter 2025, average interest bearing liabilities increased by $763.9 million for the third quarter 2025 largely due to an increases in both average savings, NOW and money market and time deposit balances, partially offset by lower long and short-term average FHLB advances and the redemption of certain subordinated notes in June 2025. See additional information under “Deposits and Other Borrowings” in the Executive Summary section above.

Net interest margin on a tax equivalent basis of 3.05 percent for the third quarter 2025 increased by 4 basis points from 3.01 percent for the second quarter 2025 and increased 19 basis points from 2.86 percent for the third quarter 2024. The increase as compared to the second quarter 2025 was mostly due to the 5 basis point increase in the yield on average interest earning assets largely caused by higher interest rates on most new loan originations in the third quarter 2025 and higher yielding investment purchases during the last six months, which were both partially offset by our elevated cash position. The overall cost of average interest bearing liabilities increased 1 basis points to 3.57 percent for the third quarter 2025 as compared to the second quarter 2025 mostly due to a 4 basis point increase in the cost of non-maturity interest bearing deposits, partially offset by a lower overall cost of time deposits mostly driven by the repayment of indirect customer CD maturities. Our cost of total average deposits was 2.69 percent for the third quarter 2025 as compared to 2.67 percent and 3.25 percent for the second quarter 2025 and the third quarter 2024, respectively.
In Valley's Annual Report, we provided guidance that we anticipated net interest income growth of approximately 9 to 12 percent for the full year of 2025 as compared to $1.6 billion reported for 2024. Based upon our current projections, we now expect 8 percent growth in our net interest income for 2025 largely due to lower anticipated loan growth of approximately 2 percent for same period. Our forecasts include additional assumptions and, therefore, we cannot provide any assurances that our future net interest income or margin will meet our current estimates or remain near the levels reported for the third quarter 2025. For a detailed discussion on the risks related to interest rates please refer to Part I, Item 1A. “Risk Factors” in Valley's Annual Report.

The following table reflects the components of net interest income for the three months ended September 30, 2025, June 30, 2025 and September 30, 2024:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2025			June 30, 2025			September 30, 2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$49,270,853	$733,214	5.95%	$49,032,637	$720,305	5.88%	$50,126,963	$786,704	6.28%
Taxable investments (3)	7,522,290	75,102	3.99	7,350,792	72,692	3.96	5,977,211	55,629	3.72
Tax-exempt investments (1)(3)	540,491	5,837	4.32	544,302	5,925	4.35	573,059	6,145	4.29
Interest bearing deposits with banks	1,289,519	14,019	4.35	625,893	7,357	4.70	974,417	13,385	5.49
Total interest earning assets	58,623,153	828,172	5.65	57,553,624	806,279	5.60	57,651,650	861,863	5.98
Allowance for credit losses	(594,033)			(593,858)			(529,100)
Cash and due from banks	327,594			427,930			428,342
Other assets	4,821,632			4,863,028			4,868,455
Unrealized losses on securities available for sale, net	(132,131)			(143,779)			(177,325)
Total assets	$63,046,215			$62,106,945			$62,242,022
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$27,005,791	$210,921	3.12%	$26,451,349	$203,390	3.08%	$25,017,504	$235,371	3.76%
Time deposits	12,621,182	133,108	4.22	12,119,461	129,324	4.27	14,233,209	174,741	4.91
Total interest bearing deposits	39,626,973	344,029	3.47	38,570,810	332,714	3.45	39,250,713	410,112	4.18
Short-term borrowings	89,147	555	2.49	196,491	1,736	3.53	81,251	451	2.22
Long-term borrowings (4)	2,961,510	36,115	4.88	3,146,434	38,154	4.85	3,324,992	39,488	4.75
Total interest bearing liabilities	42,677,630	380,699	3.57	41,913,735	372,604	3.56	42,656,956	450,051	4.22
Non-interest bearing deposits	11,540,351			11,336,314			11,158,521
Other liabilities	1,211,424			1,332,665			1,563,990
Shareholders’ equity	7,616,810			7,524,231			6,862,555
Total liabilities and shareholders’ equity	$63,046,215			$62,106,945			$62,242,022
Net interest income/interest rate spread (5)		$447,473	2.08%		$433,675	2.04%		$411,812	1.76%
Tax equivalent adjustment		(1,249)			(1,267)			(1,314)
Net interest income, as reported		$446,224			$432,408			$410,498
Net interest margin (6)			3.04%			3.01%			2.85%
Tax equivalent effect			0.01			0.00			0.01
Net interest margin on a fully tax equivalent basis (6)			3.05%			3.01%			2.86%

The following table reflects the components of net interest income for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$48,988,393	$2,157,150	5.87%	$50,131,468	$2,329,268	6.20%
Taxable investments (3)	7,326,223	217,356	3.96	5,485,564	145,055	3.53
Tax-exempt investments (1)(3)	545,651	17,714	4.33	576,047	18,291	4.23
Interest bearing deposits with banks	835,564	28,255	4.51	823,711	33,969	5.50
Total interest earning assets	57,695,831	2,420,475	5.59	57,016,790	2,526,583	5.91
Allowance for credit losses	(588,541)			(485,760)
Cash and due from banks	391,109			429,510
Other assets	4,878,016			4,881,831
Unrealized losses on securities available for sale, net	(152,033)			(167,783)
Total assets	$62,224,382			$61,674,588
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$26,605,137	$614,532	3.08%	$24,886,886	$699,474	3.75%
Time deposits	12,107,648	387,501	4.27	13,384,437	486,248	4.84
Total interest bearing deposits	38,712,785	1,002,033	3.45	38,271,323	1,185,722	4.13
Short-term borrowings	196,958	5,237	3.55	570,419	21,754	5.08
Long-term borrowings (4)	3,037,927	110,680	4.86	3,090,874	109,464	4.72
Total interest bearing liabilities	41,947,670	1,117,950	3.55	41,932,616	1,316,940	4.19
Non-interest bearing deposits	11,367,573			11,188,294
Other liabilities	1,375,479			1,772,656
Shareholders’ equity	7,533,660			6,781,022
Total liabilities and shareholders’ equity	$62,224,382			$61,674,588
Net interest income/interest rate spread (5)		$1,302,525	2.04%		$1,209,643	1.72%
Tax equivalent adjustment		(3,788)			(3,912)
Net interest income, as reported		$1,298,737			$1,205,731
Net interest margin (6)			3.00%			2.82%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.01%			2.83%
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
Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2025 Compared to September 30, 2024			Nine Months Ended September 30, 2025 Compared to September 30, 2024
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$(13,263)	$(40,227)	$(53,490)	$(52,268)	$(119,850)	$(172,118)
Taxable investments	15,196	4,277	19,473	53,026	19,275	72,301
Tax-exempt investments*	(351)	43	(308)	(980)	403	(577)
Federal funds sold and other interest bearing deposits	3,780	(3,146)	634	482	(6,196)	(5,714)
Total increase (decrease) in interest income	5,362	(39,053)	(33,691)	260	(106,368)	(106,108)
Interest Expense:
Savings, NOW and money market deposits	17,694	(42,144)	(24,450)	45,890	(130,832)	(84,942)
Time deposits	(18,548)	(23,085)	(41,633)	(43,929)	(54,818)	(98,747)
Short-term borrowings	46	58	104	(11,294)	(5,223)	(16,517)
Long-term borrowings and junior subordinated debentures	(4,410)	1,037	(3,373)	(1,895)	3,111	1,216
Total decrease in interest expense	(5,218)	(64,134)	(69,352)	(11,228)	(187,762)	(198,990)
Total increase in net interest income	$10,580	$25,081	$35,661	$11,488	$81,394	$92,882

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income
Non-interest income represented 12.7 percent and 12.9 percent of total net interest income plus non-interest income for the three months ended September 30, 2025 and 2024, respectively, and 12.5 percent and 12.6 percent for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025, non-interest income increased $4.2 million and $12.5 million, respectively, as compared to the same periods in 2024 mainly driven by increases in service charges on deposit accounts, capital markets income and net gains on sales of loans. See further details below.

The following table presents the components of non-interest income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Wealth management and trust fees	$16,134	$15,125	$45,221	$46,191
Insurance commissions	2,914	2,880	9,746	9,089
Capital markets	9,814	6,347	26,521	19,796
Service charges on deposit accounts	16,764	12,826	44,195	35,287
Gains on securities transactions, net	28	47	73	99
Fees from loan servicing	3,405	3,443	10,291	9,322
Gains (losses) on sales of loans, net	740	(3,644)	4,962	(1,142)
Bank owned life insurance	4,657	5,387	15,453	13,167
Other	10,431	18,260	29,323	41,490
Total non-interest income	$64,887	$60,671	$185,785	$173,299
Capital markets income increased $3.5 million and $6.7 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases for both periods were mostly due to fee income growth from higher volumes of (i) interest rate swap transactions related to commercial lending activities and (ii) loan syndication transactions.
Service charges on deposit accounts increased $3.9 million and $8.9 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024 mainly due to additional treasury management service related fees generated from commercial deposit accounts.
Net gains on sales of loans increased $4.4 million and $6.1 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024 mainly due to a $5.8 million mark-to- market loss recognized during the third quarter of 2024 on the transfer of performing commercial real estate loans to loans held for sale. The net gains in both periods of 2025 were partially offset by a $1.3 million loss realized on the sale of one non-performing commercial real estate loan classified as held for sale during the third quarter 2025.
Bank owned life insurance income increased $2.3 million for the nine months ended September 30, 2025 as compared to the same period in 2024 largely driven by higher returns on the underlying investment securities during most of the 2025 period.
Other non-interest income decreased $7.8 million and $12.2 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decrease as compared to the third quarter 2024 was mainly due to income from litigation settlements totaling $7.3 million recorded during the third quarter 2024. The decrease for the nine months ended September 30, 2025 was largely as a result of the aforementioned income from litigation settlements combined with a $3.6 million net gain realized on the sale of our commercial premium finance lending business during the first quarter 2024.
Non-Interest Expense
Non-interest expense increased $12.5 million and $15.4 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024 mainly due to increases in professional and legal fees, salary and employee benefits expense, and amortization of tax credit investments, partially offset by a decrease in the FDIC insurance assessment expense. See further details below.

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Salary and employee benefits expense	$146,820	$138,832	$434,860	$421,478
Net occupancy expense	24,865	26,973	76,236	75,548
Technology, furniture and equipment expense	30,708	28,962	91,271	99,627
FDIC insurance assessment	8,357	14,792	33,416	47,474
Amortization of other intangible assets	7,544	8,692	22,990	26,672
Professional and legal fees	24,261	14,118	59,901	48,521
Loss on extinguishment of debt	—	—	922	—
Amortization of tax credit investments	8,147	5,853	26,601	17,206
Other	31,283	31,249	96,528	90,752
Total non-interest expense	$281,985	$269,471	$842,725	$827,278
Salary and employee benefits expense increased $8.0 million and $13.4 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases in both periods were mainly due to salary increases, including the impact of targeted investment in new talent, higher severance and medical insurance related expenses, partially offset by lower stock-based compensation expense. Severance expense related to workforce reductions totaled $3.9 million and $4.7 million three and nine months ended September 30, 2025, respectively, and $954 thousand for the nine months ended September 30, 2024. There were no severance charges related to workforce reductions for the three months ended September 30, 2024.
Net occupancy expense decreased $2.1 million for the three months ended September 30, 2025 as compared to the same period in 2024. The decrease was mainly due to lower rent related expenses and depreciation expense combined with higher rental income.
Technology, furniture and equipment expense decreased $8.4 million for the nine months ended September 30, 2025 as compared to the same period in 2024 mostly driven by a $5.1 million reduction in data processing expenses.
FDIC insurance assessment expense decreased $6.4 million and $14.1 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024. The decreases mostly reflect the impact of changes in the total estimated expense related to the FDIC special assessment.
Professional and legal fees increased $10.1 million and $11.4 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024. The increases for both periods were largely due to higher consulting fees related to enhancing our business operating model and other transformation efforts. Legal fees also increased $3.1 million and $1.5 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024. Overall, we expect the higher level of professional and legal fees incurred during the third quarter 2025 to continue into the fourth quarter 2025 and, at least, the first half of 2026.
Amortization of tax credit investments increased $2.3 million and $9.4 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024 mainly due to large purchases of tax-advantaged investments over the last twelve months. See Note 14 for more details regarding our tax credit investments.
Other non-interest expense increased $5.8 million for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was largely due to the fair valuation write-down totaling $2.9 million related to one commercial real estate OREO property and a $2.9 million loss on sale of commercial OREO property.

Income Taxes
Income tax expense totaled $46.6 million for the third quarter 2025 as compared to $39.9 million for the second quarter 2025 and $28.8 million for the third quarter 2024. Our effective tax rate was 22.2 percent, 23.1 percent and 22.7 percent for the third quarter 2025, second quarter 2025 and third quarter 2024, respectively. The moderate decrease in the effective tax rate for the third quarter 2025 was primarily due to larger investment in tax credits.
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
On July 4, 2025, the OBBBA was signed into law. The OBBBA extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act, includes tax relief measures, modifies certain energy tax credits and sets various limits on tax deductions, among other key provisions. The enactment of the OBBBA did not have a material impact on our consolidated financial statements for the third quarter 2025. We will continue to evaluate certain provisions of the OBBBA that are effective starting in 2026, but they are also not expected to have a material impact on our consolidated financial statements.
Based on the current information available (exclusive of any discrete events), we anticipate that our effective tax rate will be approximately within the 23 to 24 percent range for the fourth quarter 2025.
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

The following tables present the financial data for Valley's operating segments, and Treasury and Corporate Other for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,828,927	$38,441,926	$9,352,300	$58,623,153

Interest income	$134,090	$597,875	$94,958	$826,923
Interest expense	70,362	249,577	60,760	380,699
Net interest income	63,728	348,298	34,198	446,224
Provision for credit losses	3,353	15,818	—	19,171
Net interest income after provision for credit losses	60,375	332,480	34,198	427,053
Non-interest income	37,878	22,665	4,344	64,887
Non-interest expense
Salary and employee benefits expense	34,885	93,158	18,777	146,820
Net occupancy expense	4,668	16,241	3,956	24,865
Technology, furniture, and equipment expense	7,142	19,108	4,458	30,708
FDIC insurance assessment	2,680	9,494	(3,817)	8,357
Professional and legal fees	3,739	17,413	3,109	24,261
Other segment items *	14,285	14,986	17,703	46,974
Total non-interest expense	$67,399	$170,400	$44,186	$281,985
Income (loss) before income taxes	$30,854	$184,745	$(5,644)	$209,955
Return on average interest earning assets (pre-tax)	1.14%	1.92%	(0.24)%	1.43%
Net interest margin	2.35%	3.62%	1.46%	3.04%

	Three Months Ended September 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,918,669	$40,208,294	$7,524,687	$57,651,650

Interest income	$123,252	$659,587	$77,710	$860,549
Interest expense	77,409	313,945	58,697	450,051
Net interest income	45,843	345,642	19,013	410,498
Provision (credit) for credit losses	6,007	69,031	(14)	75,024
Net interest income after provision for credit losses	39,836	276,611	19,027	335,474
Non-interest income	35,940	17,198	7,533	60,671
Non-interest expense
Salary and employee benefits expense	30,798	94,896	13,138	138,832
Net occupancy expense	4,715	18,804	3,454	26,973
Technology, furniture, and equipment expense	5,898	19,598	3,466	28,962
FDIC insurance assessment	2,922	11,870	—	14,792
Professional and legal fees	2,380	10,397	1,341	14,118
Other segment items *	13,628	11,827	20,339	45,794
Total non-interest expense	$60,341	$167,392	$41,738	$269,471
Income (loss) before income taxes	$15,435	$126,417	$(15,178)	$126,674
Return on average interest earning assets (pre-tax)	0.62%	1.26%	(0.81)%	0.88%
Net interest margin	1.85%	3.44%	1.01%	2.85%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.
Consumer Banking Segment
The Consumer Banking segment represented 20.0 percent of our loan portfolio at September 30, 2025, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.8 percent of our loan portfolio at September 30, 2025) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (which represented 4.4 percent of total loans at September 30, 2025) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of asset management advisory, brokerage, trust, personal and title insurance, tax credit advisory services, and our international and domestic private banking businesses.
Consumer Banking’s average interest earning assets increased $910.3 million to $10.8 billion for the third quarter 2025 as compared to the same period of 2024. The increase was mostly due to strong growth in our automobile loan portfolio over the last 12-month period and, to a lesser extent, residential mortgage loan growth and an increase in average other consumer loans mainly driven by higher secured personal lines of credit balances. See additional details in the "Loan Portfolio" section of this MD&A.
Income before income taxes generated by the Consumer Banking segment increased $15.4 million to $30.9 million for the third quarter 2025 as compared to the third quarter 2024. The increase was mainly driven by an increase in net interest income and, to a lesser extent, a lower provision for credit losses, partially offset by an increase in non-interest expense. Net interest income for this segment increased $17.9 million mainly due to the aforementioned growth in average loans coupled with lower funding costs. The provision for credit losses decreased $2.7 million for the third quarter 2025 as compared to the third quarter 2024 mainly due to the impact of $8.0 million of qualitative reserves related to the estimated impact of Hurricane Helene recorded during the third quarter 2024, and an improvement in the linked quarter change in quantitative reserves of our allowance for credit losses for loans at September 30, 2025 as compared to one year ago. Non-interest expense increased $7.1 million for the third quarter 2025 largely due to (i) increased salary and employee benefits expense, including higher severance and medical insurance related expenses, and (ii) increased professional and legal fees. See further details in the “Non-Interest Income” section of this MD&A.
Net interest margin on the Consumer Banking portfolio increased 50 basis points to 2.35 percent for the third quarter 2025 as compared to the third quarter 2024 mainly due to a 52 basis point decrease in the costs associated with our funding sources combined with a 2 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly driven by lower interest rates on most deposit products during the third quarter 2025 as compared to one year ago and the repayment of maturing higher cost time deposits over the last 12-month period. See the “Net Interest Income” section above for more details on our net interest margin and funding sources.
Commercial Banking Segment
The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $10.8 billion and represented 21.8 percent of the total loan portfolio at September 30, 2025. Commercial real estate and construction loans totaled $28.7 billion and represented 58.2 percent of the total loan portfolio at September 30, 2025.
Average interest earning assets in the Commercial Banking segment decreased $1.8 billion to $38.4 billion for the third quarter 2025 as compared to the third quarter 2024. The decrease was mostly due to the bulk sales of certain performing commercial real estate loans during the fourth quarter 2024 and continued runoff of transactional commercial real estate loans, partially offset by strong growth in commercial and industrial loans over the last 12-month period. See additional details in the "Loan Portfolio" section of this MD&A.
Income before income taxes for Commercial Banking increased $58.3 million to $184.7 million for the third quarter 2025 as compared to the same period of 2024 mainly due to a decrease in the provision for credit losses and higher non-interest income. The provision for credit losses decreased $53.2 million to $15.8 million as compared to the same period in 2024 mainly due to a decline in the impact of net loan charge-offs and the change in quantitative reserves within our allowance for credit losses for loans as compared to one year ago. See more information in the “Allowance for Credit Losses for Loans” section of this MD&A. Non-interest income increased $5.5 million during the third quarter 2025 mainly due to higher service charges on deposit accounts related to treasury management services for commercial deposit customers and an increase in capital markets income. See further details in the “Non-Interest Income” section of this MD&A.
The net interest margin for this segment increased 18 basis points to 3.62 percent for the third quarter 2025 as compared to the third quarter 2024 due to a 52 basis point decrease in the cost of our funding sources, partially offset by a 34 basis point decrease in the yield on average loans.
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
Treasury and Corporate Other's average interest earning assets increased $1.8 billion to $9.4 billion for the third quarter 2025 compared to the third quarter 2024 mostly resulting from additional purchases of residential mortgage-backed securities classified as AFS over the last 12-month period and, to a lesser extent, a $315.1 million increase in average interest bearing cash held in overnight accounts.
For the third quarter 2025, loss before income taxes totaled $5.6 million compared to $15.2 million of income before taxes for the same period in 2024. The $9.5 million improvement in the pre-tax loss from the third quarter 2024 was mainly driven by a $15.2 million increase in net interest income primarily resulting from the increase in average taxable investments, partially offset by lower non-interest income. Non-interest income decreased $3.2 million for the third quarter 2025 as compared to the same period in 2024 mainly due to income from litigation settlements totaling $7.3 million recorded during the third quarter 2024, partially offset by net incremental increases in other non-interest income categories. Non-interest expense increased $2.4 million to $44.2 million for the third quarter 2025 as compared to the same period in 2024 mainly due to increases in salary and employee benefits expense and the amortization of tax credit investments, partially offset by lower FDIC insurance assessment expense. See further details in the “Non-Interest Income” and “Non-Interest Expense” sections of this MD&A.
Treasury and Corporate Other's net interest margin increased 45 basis points to 1.46 percent for the third quarter 2025 as compared to the third quarter 2024 due to a 52 basis point decrease in the cost of our funding sources, partially offset by a 7 basis point decrease in the yield on average interest earning assets.

The following tables present the financial data for Valley's operating segments and Treasury and Corporate Other for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,565,249	$38,423,144	$8,707,438	$57,695,831

Interest income	$387,169	$1,766,193	$263,325	$2,416,687
Interest expense	204,719	744,511	168,720	1,117,950
Net interest income	182,450	1,021,682	94,605	1,298,737
(Credit) provision for credit losses	(4,663)	124,304	(10)	119,631
Net interest income after provision for credit losses	187,113	897,378	94,615	1,179,106
Non-interest income	104,424	66,666	14,695	185,785
Non-interest expense
Salary and employee benefits expense	99,153	295,321	40,386	434,860
Net occupancy expense	14,145	50,658	11,433	76,236
Technology, furniture, and equipment expense	19,645	59,430	12,196	91,271
FDIC insurance assessment	8,030	29,203	(3,817)	33,416
Professional and legal fees	9,982	42,547	7,372	59,901
Loss on extinguishment of debt	—	—	922	922
Other segment items *	40,592	47,766	57,761	146,119
Total non-interest expense	$191,547	$524,925	$126,253	$842,725
Income (loss) before income taxes	$99,990	$439,119	$(16,943)	$522,166
Return on average interest earning assets (pre-tax)	1.26%	1.52%	(0.26)%	1.21%
Net interest margin	2.31%	3.55%	1.45%	3.00%

	Nine Months Ended September 30, 2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,848,502	$40,282,966	$6,885,322	$57,016,790

Interest income	$355,551	$1,969,805	$197,315	$2,522,671
Interest expense	227,475	930,432	159,033	1,316,940
Net interest income	128,076	1,039,373	38,282	1,205,731
Provision (credit) for credit losses	13,899	188,524	(129)	202,294
Net interest income after provision for credit losses	114,177	850,849	38,411	1,003,437
Non-interest income	100,673	56,822	15,804	173,299
Non-interest expense
Salary and employee benefits expense	89,231	296,176	36,071	421,478
Net occupancy expense	13,245	53,314	8,989	75,548
Technology, furniture, and equipment expense	19,024	69,603	11,000	99,627
FDIC insurance assessment	7,606	31,111	8,757	47,474
Professional and legal fees	7,585	36,734	4,202	48,521
Other segment items *	39,159	36,675	58,796	134,630
Total non-interest expense	$175,850	$523,613	$127,815	$827,278
Income (loss) before income taxes	$39,000	$384,058	$(73,600)	$349,458
Return on average interest earning assets (pre-tax)	0.53%	1.27%	(1.43)%	0.82%
Net interest margin	1.73%	3.44%	0.74%	2.82%

Consumer Banking Segment
The Consumer Banking segment's average interest earning assets increased $716.7 million to $10.6 billion for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was mostly due to strong growth in our automobile loan portfolio over the last 12-month period and, to a lesser extent, higher average residential mortgage and home equity loan balances. These increases were partially offset by a moderate decline in average other consumer loans mainly driven by lower secured personal lines of credit balances.
Income before income taxes generated by Consumer Banking increased $61.0 million to $100.0 million for the nine months ended September 30, 2025 as compared to the same period in 2024 and was mainly attributable to an increase in net interest income combined with a lower provision for credit losses, partially offset by an increase in non-interest expense. Net interest income for this segment increased $54.4 million largely due to the aforementioned growth in average loans coupled with lower funding costs. The provision for credit losses decreased $18.6 million for the nine months ended September 30, 2025 as compared to the same period in 2024 partly due to the impact of $8.0 million of qualitative reserves related to the estimated impact of Hurricane Helene recorded during the third quarter 2024 and an a reduction in the impact of our economic forecast component of the allowance for credit losses for loans, amongst other factors. Non-interest expense increased $15.7 million for the nine months ended September 30, 2025 as compared to the same period in 2024 mostly due to increases in salary and employee benefits expense and professional and legal fees. See further details in the “Non-Interest Expense” section of this MD&A.
Net interest margin on the Consumer Banking portfolio increased 58 basis points to 2.31 percent for the nine months ended September 30, 2025 as compared to the same period in 2024 mainly due to a 50 basis point decrease in the costs associated with our funding sources coupled with an 8 basis point increase in the yield on average loans. The decrease in our funding costs was mainly caused by lower interest rates on most deposit products during the nine months ended September 30, 2025, as well as the maturity and repayment of higher cost time deposits. The 8 basis points increase in loan yield was largely due to higher yielding new loan originations and adjustable rate loans in our portfolio. See details in the “Net Interest Income” section above for more details on our net interest margin.

The return on average interest earning assets before income taxes for the Consumer Banking segment was 1.26 percent for the nine months ended September 30, 2025 compared to 0.53 percent for the same period in 2024.
Commercial Banking Segment
Average interest earning assets in the Commercial Banking segment decreased $1.9 billion to $38.4 billion for the nine months ended September 30, 2025 as compared to the same period in 2024. This decrease was mostly due to the bulk sales of certain performing commercial real estate loans during the fourth quarter 2024, as well as continued loan repayment activity within the commercial real estate loan category, partially offset by higher average commercial and industrial loan balances.
For the nine months ended September 30, 2025, income before income taxes for Commercial Banking increased $55.1 million to $439.1 million as compared to the same period in 2024 mainly driven by a decrease in provision for credit losses and higher non-interest income, partially offset by a decrease in net interest income. The provision for credit losses decreased $64.2 million to $124.3 million during the nine months ended September 30, 2025 as compared to the same period in 2024 mainly due to a decline in the impact of net loan charge-offs in the 2025 period, and improvement in our economic outlook and lower quantitative reserves in certain commercial loan categories at September 30, 2025 as compared to one year ago. Non-interest income increased $9.8 million as compared to the same period in 2024 mostly due to growth in treasury management service fees on commercial deposit accounts. Net interest income for this segment decreased $17.7 million to $1.0 billion for the nine months ended September 30, 2025 as compared to the same period in 2024 mainly due to lower average loan balances in this segment, partially offset by lower cost of funding. See details in the “Allowance for Credit Losses for Loans” and “Non-Interest Income” sections of this MD&A.
The net interest margin for this segment increased 11 basis points to 3.55 percent for the nine months ended September 30, 2025 as compared to the same period in 2024, mainly due to a 50 basis point decrease in the cost of our funding sources that was partially offset by a 39 basis point decrease in the yield on average loans.
The return on average interest earning assets before income taxes for the commercial banking segment was 1.52 percent for the nine months ended September 30, 2025 compared to 1.27 percent for the same period in 2024.
Treasury and Corporate Other
Treasury and Corporate Other's average interest earning assets increased $1.8 billion during the nine months ended September 30, 2025 mainly due to an increase of approximately $1.8 billion in average investments mostly due to additional purchases of residential mortgage-backed securities classified as AFS over the last 12-month period.
The loss before income taxes totaled $16.9 million for the nine months ended September 30, 2025 as compared to $73.6 million for the same period in 2024. The $56.7 million decrease in pre-tax loss was mainly driven by an increase in net interest income. Net interest income increased $56.3 million as compared to the same period a year ago, which was largely due to the additional interest income generated by higher average taxable investments. Non-interest expense moderately decreased $1.6 million to $126.3 million for the nine months ended September 30, 2025 as compared to the same period in 2024. See further details in the “Non-Interest Expense” section of this MD&A.
Treasury and Corporate Other's net interest margin increased 71 basis points to 1.45 percent for the nine months ended September 30, 2025 as compared to the same period in 2024 due to a 50 basis point decrease in cost of our funding sources coupled with a 21 basis point increase in the yield on average investments. The increase in the yield on average investments as compared to the same period in 2024 was largely driven by the purchases of new higher yielding investments over the last 12-month period.

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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates, non-maturity deposit betas, and the prepayment assumptions of certain assets and liabilities as of September 30, 2025. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of September 30, 2025. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2025. Although the size of Valley’s balance sheet is forecast to remain static as of September 30, 2025, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter 2025. The model utilizes an immediate parallel shift in market interest rates at September 30, 2025.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$84,422	4.51%
+200	57,836	3.09
+100	29,155	1.56
–100	(30,029)	(1.60)
–200	(60,228)	(3.21)
–300	(72,330)	(3.86)
As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged, is projected to decrease net interest income over the next 12-month period by 1.60 percent. Management believes the interest rate sensitivity of our balance sheet remains within an expected tolerance range at September 30, 2025. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
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
The Bank adheres to certain internal liquidity measures including ratios of loans to deposits below 105.0 percent and wholesale funding to total funding below 22.5 percent. Management maintains flexibility to temporarily exceed these internal limits in certain operating environments, but also strives to outperform these limits when possible. The Bank was in compliance with the foregoing policies at September 30, 2025 and December 31, 2024, as summarized in the table below.
The following table presents Valley's loans to deposits and wholesale funding to total funding ratios at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Loans to deposits	96.3%	97.5%
Wholesale funding to total funding	16.3	18.7
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
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the FRB of New York) and other sources. The following table summarizes Valley's sources of liquid assets:

	September 30, 2025	December 31, 2024
	(in thousands)
Cash and due from banks	$376,216	$411,412
Interest bearing deposits with banks	994,224	1,478,713
Held to maturity debt securities (1)	242,379	220,056
Available for sale debt securities (2)	4,117,121	3,369,724
Loans held for sale	18,092	25,681
Total liquid assets	$5,748,032	$5,505,586

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.
(2)     Includes approximately $1.0 billion and $1.8 billion of various investment securities that were pledged to counterparties to support our earning asset funding strategies at September 30, 2025 and December 31, 2024, respectively.
Total liquid assets represented 9.9 percent and 9.6 percent of interest earning assets at September 30, 2025 and December 31, 2024, respectively. The level of cash liquidity on the balance sheet (as shown in the table above) increased from December 31, 2024 to a more normalized, but slightly elevated level at September 30, 2025 as part of our overall liquidity management efforts.
Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At September 30, 2025, estimated cash inflows from total loans are projected to be approximately $13.1 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $2.3 billion in principal payments from securities in the total investment portfolio at September 30, 2025 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including commercial and consumer deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $42.0 billion and $39.1 billion for the nine months ended September 30, 2025 and for the year ended December 31, 2024, respectively, representing 72.3 percent and 68.3 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.

In addition to customer deposits, the Bank has access to readily available borrowing sources to supplement its current and projected funding needs. The following table presents short-term borrowings, consisting of securities sold under agreements to repurchase, outstanding at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Securities sold under agreements to repurchase	$51,052	$72,718
The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
FHLB borrowing capacity*	$5,711,987	$5,853,596
Unused FRB discount window*	10,026,000	11,509,000
Unused federal funds lines available from commercial banks	1,610,000	2,140,000
Unencumbered investment securities	5,138,332	3,415,834
Total	$22,486,319	$22,918,430

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
Investment Securities Portfolio
As of September 30, 2025, we had $78.3 million, $4.1 billion and $3.5 billion in equity, AFS debt and HTM debt securities, respectively. The AFS and HTM debt securities portfolios, which comprise the majority of the securities we own, include: U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our AFS debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consist of two publicly traded mutual funds, CRA investments and several other equity investments that we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities.

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
We have evaluated all AFS debt securities that are in an unrealized loss position as of September 30, 2025 and December 31, 2024 and determined that the declines in fair value were mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. There was no impairment recognized within the AFS debt securities portfolio during the three and nine months ended September 30, 2025 and September 30, 2024.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and we believe it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of our amortized cost basis. None of the AFS debt securities were past due as of September 30, 2025 and there was no allowance for credit losses for AFS debt securities at September 30, 2025 and December 31, 2024.
Held to maturity debt securities. Valley estimates the expected credit losses on HTM debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the HTM portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss expectations, we utilize a third party discounted cash flow model. The assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. HTM debt securities were carried net of an allowance for credit losses totaling approximately $637 thousand and $647 thousand at September 30, 2025 and December 31, 2024, respectively. There were no net charge-offs of HTM debt securities during the three and nine months ended September 30, 2025 and September 30, 2024.
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

The following table presents the available for sale and held to maturity debt investment securities portfolios by investment grades at September 30, 2025:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA/AA/A Rated	$3,968,309	$30,431	$(129,270)	$3,869,470
BBB Rated	109,228	497	(1,167)	108,558
Non-investment grade	2,360	—	(249)	2,111
Not rated	142,272	1,057	(6,347)	136,982
Total	$4,222,169	$31,985	$(137,033)	$4,117,121
Held to maturity investment grades: *
AAA/AA/A Rated	$3,359,926	$9,846	$(390,314)	$2,979,458
BBB Rated	3,000	—	(58)	2,942
Not rated	178,530	—	(10,407)	168,123
Total	$3,541,456	$9,846	$(400,779)	$3,150,523
Allowance for credit losses	637	—	—	637
Total, net of allowance for credit losses	$3,540,819	$9,846	$(400,779)	$3,149,886

*    Rated using external rating agencies. Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA/AA/A rated categories of both the AFS and HTM debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continue to be driven by the higher level of market interest rates. The investment securities AFS and HTM portfolios included investments with carrying values of $137.0 million and $178.5 million, respectively, at September 30, 2025 not rated by the rating agencies with aggregate unrealized losses of $6.3 million and $10.4 million, respectively. The unrealized losses within non-rated AFS debt securities mostly related to several large corporate bonds negatively impacted by rising interest rates and not changes in underlying credit. The unrealized losses within non-rated HTM debt securities included four single-issuer bank trust preferred issuances with a combined amortized cost of $36.1 million with $5.5 million gross unrealized losses and several corporate debt securities that were negatively impacted by a higher level of market interest rates, and not changes in their underlying credit.
See Note 6 to the consolidated financial statements for additional information regarding our investment securities portfolio.

Loan Portfolio
The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2025	June 30, 2025	December 31, 2024
	($ in thousands)
Loans
Commercial and industrial	$10,757,857	$10,870,036	$9,931,400
Commercial real estate:
Non-owner occupied	11,674,103	11,747,491	12,344,355
Multifamily (1)	8,394,694	8,434,173	8,299,250
Owner occupied	6,097,319	5,789,397	5,886,620
Total	26,166,116	25,971,061	26,530,225
Construction	2,517,258	2,854,859	3,114,733
Total commercial real estate	28,683,374	28,825,920	29,644,958
Residential mortgage	5,795,395	5,709,971	5,632,516
Consumer:
Home equity	655,872	634,553	604,433
Automobile	2,191,976	2,178,841	1,901,065
Other consumer	1,188,349	1,172,099	1,085,339
Total consumer loans	4,036,197	3,985,493	3,590,837
Total loans (2)	$49,272,823	$49,391,420	$48,799,711
As a percentage of total loans:
Commercial and industrial	21.8%	22.0%	20.4%
Commercial real estate:
Non-owner occupied	23.7	23.8	25.2
Multifamily	17.0	17.1	17.0
Owner occupied	12.4	11.7	12.1
Construction	5.1	5.8	6.4
Total commercial real estate	58.2	58.4	60.7
Residential mortgage	11.8	11.5	11.5
Consumer loans	8.2	8.1	7.4
Total	100.0%	100.0%	100.0%

(1)
Includes loans collateralized by properties that are greater than 50 percent rent regulated totaling approximately $651 million, $606 million and $553 million at September 30, 2025, June 30, 2025 and December 31, 2024, respectively.

(2)	Includes net unearned discount and deferred loan fees of $15.1 million, $21.5 million and $45.3 million at September 30, 2025, June 30, 2025 and December 31, 2024, respectively.
Total loans decreased $118.6 million, or 1.0 percent on an annualized basis, to $49.3 billion at September 30, 2025 from June 30, 2025 mostly due to decreases of $142.5 million and $112.2 million in total commercial real estate loans and commercial and industrial loans, respectively, partially offset by increases in residential mortgage and total consumer loans. Loans held for sale are presented separately from total loans on the consolidated statements of financial condition and totaled $18.1 million and $28.1 million at September 30, 2025 and June 30, 2025, respectively. The decrease from June 30, 2025 was primarily due to the sale of a $10.2 million non-performing construction loan to an unrelated party. The non-performing loan sale resulted in a $1.3 million loss recognized within net gains on sales of loans for the third quarter 2025.
Commercial and industrial loans decreased by $112.2 million, or 4.1 percent on an annualized basis, to $10.8 billion at September 30, 2025 from June 30, 2025 mostly due to repayment activity in a small portfolio of loans made to the commodities industry during the third quarter 2025. We continue to focus on new loan origination from a diverse range of relationship-driven small business and middle market opportunities in our primary markets combined with certain specialty nationwide business lines. As part of this focus, we have specifically targeted growth in healthcare and capital-call facilities in the fund finance market due to their attractive credit risk-adjusted profiles.
Commercial real estate loans (excluding construction loans) increased $195.1 million to $26.2 billion at September 30, 2025 from June 30, 2025. The increase was largely driven by an increase of $307.9 million, or 21.3 percent on an annualized basis, in owner occupied loans resulting from the migration of completed construction project to permanent financing, as well as new loan origination volumes. Non-owner occupied and multifamily loans decreased $73.4 million and $39.5 million, respectively, at September 30, 2025 from June 30, 2025 due to the targeted runoff of transactional loans outpacing our selective loan originations within these categories. The CRE loan concentration ratio declined to approximately 337 percent at September 30, 2025 from 349 percent at June 30, 2025. Our current balance sheet goal is a continued gradual reduction of the CRE concentration ratio and to maintain the ratio below 350 percent through December 31, 2025. Overall, commercial real estate loans are well-diversified across our footprint areas in Florida, Alabama, New Jersey, New York, including Manhattan, with a combined weighted average loan to value ratio of 58 percent and debt service coverage ratio of 1.67 at September 30, 2025. Commercial real estate collateralized by office buildings totaled approximately $3.0 billion at September 30, 2025 and was relatively unchanged from June 30, 2025. Our loans collateralized by office buildings had a combined weighted average loan to value rate of 63 percent and debt service coverage ratio of 1.95 at September 30, 2025.
Construction loans decreased $337.6 million to $2.5 billion at September 30, 2025 from June 30, 2025 mainly due to the completion of existing projects that were moved to permanent financing within both the non-owner and owner occupied loan categories of the commercial real estate loan portfolio or repaid during the third quarter 2025.
Residential mortgage loans increased $85.4 million to $5.8 billion at September 30, 2025 from June 30, 2025 as new loan originations continued to outpace repayment activity. New and refinanced residential mortgage loan originations totaled $208.7 million for the third quarter 2025 as compared to $204.1 million and $179.3 million for the second quarter 2025 and third quarter 2024, respectively. In addition, during the third quarter we purchased $15.1 million of loans from unrelated third party lenders for qualifying CRA purposes. We retained approximately 79 percent of the total residential mortgage originations in our held for investment loan portfolio during both the third quarter 2025 and second quarter 2025.
Consumer loans increased $50.7 million, or 5.1 percent on an annualized basis, to $4.0 billion at September 30, 2025 as compared to June 30, 2025. Within this portfolio, home equity loans increased $21.3 million, or 13.4 percent on an annualized basis, largely driven by increased line usage and new originations. Automobile loans increased by $13.1 million, or 2.4 percent on an annualized basis, to $2.2 billion at September 30, 2025 as compared to June 30, 2025 mainly due to continued efforts to expand our indirect auto dealer network within our market area, partially offset by higher prepayment activity within the portfolio during the third quarter 2025. Auto loan originations totaled $269.5 million for the third quarter 2025 as compared to $384.9 million for the second quarter 2025. Other consumer loans increased $16.3 million to $1.2 billion at September 30, 2025 as compared to June 30, 2025 primarily due to a moderate increase in new originations and usage of secured personal lines of credit during the third quarter 2025.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island and Florida. To mitigate our geographic risks, we maintain a diversified portfolio across borrower types and loans to protect against potential downturns in any single sector.
We continue to proactively diversify our loan portfolio by reducing new originations of certain types of commercial real estate lending, such as non-owner occupied and multifamily loans through highly selective new loan origination. We also remain significantly focused on attracting a high quality customer relationships within the commercial and industrial loan portfolio. Based upon our current projections, we expect total loan growth for 2025 to be approximately 2 percent as compared to total loans of $48.8 billion at December 31, 2024, and expanding by a range of 4 to 6 percent in 2026 from 2025 due to current customer demand, targeted investment in our commercial lending team, and other factors. However, there can be no assurance that we will achieve such growth levels given the potential for unforeseen changes in the market and other conditions detailed in our risk factors set forth under Item 1A. Risk Factors of Valley's Annual Report.
Non-performing Assets
NPAs include non-accrual loans, OREO, and other repossessed assets (which consist of automobiles and taxi medallions) at September 30, 2025. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest and/or the full and timely collection of principal and interest becomes uncertain. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at lower of cost or fair value, less estimated cost to sell.
Our NPAs increased $66.6 million, or 18.4 percent, to $427.3 million at September 30, 2025 as compared to June 30, 2025 mainly due to increases in non-accrual commercial real estate and construction loans at September 30, 2025. NPAs as a percentage of total loans and NPAs totaled 0.86 percent and 0.73 percent at September 30, 2025 and June 30, 2025, respectively (as shown in the table below). Despite the increase in NPAs since June 30, 2025, we believe our total NPAs at September 30, 2025 are within our credit expectations for the loan portfolio and are reflective of our consistent approach to the loan underwriting criteria for both Valley originated loans and loans purchased from third parties. For additional details, see the “Credit Quality Indicators” section in Note 7 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality, and we remain optimistic regarding the overall future performance of our loan portfolio. During the nine months ended September 30, 2025, the majority of our borrowers continued to demonstrate resilience despite the impact of elevated borrowing costs, inflation, labor costs and other factors. We continue to proactively monitor our commercial loans for potential negative trends and borrower weakness due to the current operating environment, including the potential negative impact of current and future tariff actions, and internally risk rate them accordingly. Based on our most recent portfolio review, we believe that we have relatively modest direct exposure to customer businesses most influenced by changing tariff policies. However, management cannot provide assurance that the NPAs will not increase from the levels reported at September 30, 2025 due to the aforementioned or other factors potentially impacting our lending customers.

The following table sets forth by loan category accruing past due and NPAs at the dates indicated in conjunction with our asset quality ratios:

	September 30, 2025	June 30, 2025	December 31, 2024
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$912	$10,451	$2,389
Commercial real estate	26,371	42,884	20,902
Construction	—	35,000	—
Residential mortgage	23,556	21,744	21,295
Total consumer	12,728	12,878	12,552
Total 30 to 59 days past due	63,567	122,957	57,138
60 to 89 days past due:
Commercial and industrial	1,061	1,095	1,007
Commercial real estate	6,033	60,601	24,903
Residential mortgage	5,040	7,627	5,773
Total consumer	4,023	4,001	4,484
Total 60 to 89 days past due	16,157	73,324	36,167
90 or more days past due:
Commercial and industrial	—	—	1,307
Residential mortgage	3,911	2,062	3,533
Total consumer	1,125	859	1,049
Total 90 or more days past due	5,036	2,921	5,889
Total accruing past due loans	$84,760	$199,202	$99,194
Non-accrual loans:
Commercial and industrial	$92,214	$90,973	$136,675
Commercial real estate	235,754	193,604	157,231
Construction	48,248	24,068	24,591
Residential mortgage	38,949	41,099	36,786
Total consumer	6,324	4,615	4,215
Total non-accrual loans	421,489	354,359	359,498
Other real estate owned (OREO)	4,783	4,783	12,150
Other repossessed assets	1,065	1,642	1,681
Total non-performing assets (NPAs)	$427,337	$360,784	$373,329
Total non-accrual loans as a % of loans	0.86%	0.72%	0.74%
Total NPAs as a % of loans and NPAs	0.86	0.73	0.76
Total accruing past due and non-accrual loans as a % of loans	1.03	1.12	0.94
Allowance for loan losses as a % of non-accrual loans	138.79	163.53	155.45
Loans 30 to 59 days past due decreased $59.4 million to $63.6 million at September 30, 2025 as compared to June 30, 2025 largely due to a $39.2 million commercial real estate loan included in this early stage delinquency category at June 30, 2025 that was subsequently paid in full during July 2025 and a $35.0 million construction loan reported in this past due category at June 30, 2025 that migrated to non-accrual loans during the third quarter 2025.
Loans 60 to 89 days past due decreased $57.2 million to $16.2 million at September 30, 2025 as compared to June 30, 2025 mainly due to a $60.6 million commercial real estate past due loan included in this delinquency category at June 30, 2025 that was subsequently modified and was brought current to its restructured terms during the third quarter 2025.

Loans 90 days or more past due and still accruing interest increased $2.1 million to $5.0 million at September 30, 2025 as compared to June 30, 2025 mainly due to slightly higher residential mortgage loan delinquencies. All loans 90 days or more past due and still accruing interest are well-secured and in the process of collection.
Non-accrual loans increased $67.1 million to $421.5 million, or 0.86 percent of total loans at September 30, 2025 as compared to $354.4 million, or 0.72 percent of total loans, at June 30, 2025. The increase was mainly driven by one $35.0 million construction loan that migrated from the 30 to 59 days past due delinquency category at June 30, 2025 and two smaller non-performing commercial real estate loans, partially offset by the sale of a $10.2 million non-performing construction loan classified as held for sale during the third quarter 2025.
Non-performing taxi medallion loans included in non-accrual commercial and industrial loans totaled $48.2 million at September 30, 2025 and had related reserves of $25.2 million, or 52.2 percent of such loans, within the allowance for loan losses as compared to $48.6 million of loans with related reserves of $25.4 million at June 30, 2025. Further potential declines in the market valuation of taxi medallions and the current operating environment mainly within New York City may negatively impact the performance of this portfolio.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at September 30, 2025 are well secured and largely collectable, based in part on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in the net realizable value for collateral dependent loans is charged-off when a loan is 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. For performing non-accrual loans, the collateral valuation shortfall may result in an allocation of specific reserves within our allowance for credit losses for loans.
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
Valley utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience on a straight-line basis for the remaining life of the loan. The forecast consists of multi-scenario economic forecasts to estimate future credit losses and are governed by a cross-

functional committee. The committee meets each quarter to determine which economic scenarios developed by Moody's will be incorporated into the model, as well as the relative probability weightings of the selected scenarios, based upon all readily available information. The model projects economic variables under each scenario based on detailed statistical analyses. We have identified and selected key variables that most closely correlated to our historical credit performance, which include GDP, unemployment and the Case-Shiller Home Price Index.
Valley maintained the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with less emphasis on the S-3 downside and S-1 upside scenarios. The probability weightings were unchanged from June 30, 2025. At September 30, 2025, the standalone Moody's Baseline scenario reflected a moderately weaker outlook as compared to June 30, 2025 in terms of most metrics highlighted below.
At September 30, 2025, Moody's Baseline forecast included the following specific assumptions:
•GDP growth: GDP expansion of 0.8 percent in the fourth quarter 2025 increasing to 2.0 percent in late 2027.
•Unemployment Rate: Unemployment rate of 4.4 percent for the fourth quarter 2025 with a range of 4.4 - 4.8 percent over the remainder of the forecast period ending in the third quarter 2027.
•Federal funds: The target federal funds rate range of 4.00 - 4.25 percent at September 30, 2025 with additional rate cuts of 25 basis points in both October and December 2025.
•Inflation: The inflation rate is projected to grow to 3.1 percent during the fourth quarter 2025 and start to decrease to 2.6 percent in 2026 and continue to trend down to near 2.0 percent by early 2027.
See more details regarding our allowance for credit losses for loans in Note 7 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in thousands)
Allowance for credit losses for loans
Beginning balance	$594,020	$594,054	$532,541	$573,328	$465,550
Loans charged-off:
Commercial and industrial	(2,745)	(25,189)	(7,501)	(56,390)	(36,515)
Commercial real estate	(11,776)	(14,623)	(33,292)	(38,659)	(56,640)
Construction	(541)	—	(4,831)	(1,704)	(12,637)
Residential mortgage	(26)	(46)	—	(72)	—
Total consumer	(1,478)	(2,213)	(2,597)	(5,831)	(5,668)
Total loans charged-off	(16,566)	(42,071)	(48,221)	(102,656)	(111,460)
Charged-off loans recovered:
Commercial and industrial	1,169	2,789	3,162	4,768	4,586
Commercial real estate	206	188	66	643	457
Construction	—	455	1,535	455	1,535
Residential mortgage	56	37	29	261	59
Total consumer	548	773	521	2,164	1,521
Total loans recovered	1,979	4,242	5,313	8,291	8,158
Total net loan charge-offs	(14,587)	(37,829)	(42,908)	(94,365)	(103,302)
Provision charged for credit losses	19,171	37,795	75,038	119,641	202,423
Ending balance	$598,604	$594,020	$564,671	$598,604	$564,671
Components of allowance for credit losses for loans:
Allowance for loan losses	$585,000	$579,500	$548,327	$585,000	$548,327
Allowance for unfunded credit commitments	13,604	14,520	16,344	13,604	16,344
Allowance for credit losses for loans	$598,604	$594,020	$564,671	$598,604	$564,671
Components of provision for credit losses for loans:
Provision for credit losses for loans	$20,087	$39,129	$71,925	$120,515	$205,549
(Credit) provision for unfunded credit commitments	(916)	(1,334)	3,113	(874)	(3,126)
Total provision for credit losses for loans	$19,171	$37,795	$75,038	$119,641	$202,423
Allowance for credit losses for loans as a % of total loans	1.21%	1.20%	1.14%	1.21%	1.14%

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(1,576)	$(22,400)	$(4,339)	$(51,622)	$(31,929)
Commercial real estate	(11,570)	(14,435)	(33,226)	(38,016)	(56,183)
Construction	(541)	455	(3,296)	(1,249)	(11,102)
Residential mortgage	30	(9)	29	189	59
Total consumer	(930)	(1,440)	(2,076)	(3,667)	(4,147)
Total	$(14,587)	$(37,829)	$(42,908)	$(94,365)	$(103,302)
Average loans outstanding
Commercial and industrial	$10,746,654	$10,507,438	$9,470,003	$10,419,455	$9,293,840
Commercial real estate	26,068,210	26,000,837	28,018,815	26,131,718	28,171,450
Construction	2,714,584	2,982,733	3,570,743	2,915,938	3,596,741
Residential mortgage	5,765,976	5,671,792	5,650,543	5,692,824	5,627,382
Total consumer	3,975,429	3,869,837	3,416,859	3,828,458	3,442,055
Total	$49,270,853	$49,032,637	$50,126,963	$48,988,393	$50,131,468
Annualized net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	0.06%	0.85%	0.18%	0.66%	0.46%
Commercial real estate	0.18	0.22	0.47	0.19	0.27
Construction	0.08	(0.06)	0.37	0.06	0.41
Residential mortgage	—	—	—	—	—
Total consumer	0.09	0.15	0.24	0.13	0.16
Total annualized net loan charge-offs to total average loans outstanding	0.12	0.31	0.34	0.26	0.27
Gross loan charge-offs totaled $16.6 million for the third quarter 2025 and were largely driven by partial charge-offs within the commercial real estate loan category related to the current estimated fair valuations of the collateral for four non-performing loan relationships.
Net loan charge-offs and total annualized net loan charge-offs to total average loans outstanding (as presented in the above table) declined from the second quarter 2025 and third quarter 2024 and continued to trend within management's expectations for the credit quality of the loan portfolio at September 30, 2025. While we currently expect to sustain a similar level of total net loan charge-offs in the fourth quarter 2025, we can make no assurances that net loan charge-offs will remain at the level reported for the third quarter 2025.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2025		June 30, 2025		September 30, 2024
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$161,848	1.50%	$173,415	1.60%	$166,365	1.70%
Commercial real estate loans:
Commercial real estate	297,685	1.14	270,937	1.04	249,608	0.93
Construction	51,908	2.06	64,042	2.24	59,420	1.70
Total commercial real estate loans	349,593	1.22	334,979	1.16	309,028	1.02
Residential mortgage loans	51,094	0.88	48,830	0.86	51,545	0.91
Consumer loans:
Home equity	3,735	0.57	3,689	0.58	3,303	0.57
Auto and other consumer	18,730	0.55	18,587	0.55	18,086	0.63
Total consumer loans	22,465	0.56	22,276	0.56	21,389	0.62
Allowance for loan losses	585,000	1.19	579,500	1.17	548,327	1.11
Allowance for unfunded credit commitments	13,604		14,520		16,344
Total allowance for credit losses for loans	$598,604		$594,020		$564,671
Allowance for credit losses for loans as a % of total loans		1.21%		1.20%		1.14%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 1.21 percent at September 30, 2025, 1.20 percent at June 30, 2025, and 1.14 percent at September 30, 2024. For the third quarter 2025, the provision for credit losses for loans totaled $19.2 million as compared to $37.8 million and $75.0 million for the second quarter 2025 and third quarter 2024, respectively. The third quarter 2025 provision reflects, among other factors, moderate increases in both the economic forecast and non-economic qualitative reserve components of the allowance for credit losses and higher specific reserves associated with collateral dependent loans, partially offset by a decline in quantitative reserves in certain loan categories, including commercial and industrial and construction loans, at September 30, 2025.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At September 30, 2025 and December 31, 2024, shareholders' equity totaled approximately $7.7 billion and $7.4 billion, respectively, which represented 12.2 percent and 11.9 percent of total assets, respectively.
During the nine months ended September 30, 2025, total shareholders’ equity increased by approximately $260.2 million primarily due to the following:
•net income of $402.6 million,
•other comprehensive income of $56.5 million,
•a $26.4 million increase attributable to the effect of our stock incentive plan, partially offset by
•cash dividends declared on common and preferred stock totaling a combined $208.9 million and
•repurchases of $16.4 million shares of our common stock held in treasury stock.

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
Valley is required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent, Tier 1 capital to risk-weighted assets ratio of 6.0 percent, ratio of total capital to risk-weighted assets of 8.0 percent, and a minimum leverage ratio of 4.0 percent, plus a 2.5 percent capital conservation buffer added to the minimum requirements for capital adequacy purposes. As of September 30, 2025 and December 31, 2024, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at September 30, 2025 and December 31, 2024:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2025
Total Risk-based Capital
Valley	$6,876,557	13.83%	$5,222,329	10.50%	N/A	N/A
Valley National Bank	6,742,927	13.57	5,217,495	10.50	$4,969,043	10.00%
Common Equity Tier 1 Capital
Valley	5,472,775	11.00	3,481,553	7.00	N/A	N/A
Valley National Bank	6,202,250	12.48	3,478,330	7.00	3,229,878	6.50
Tier 1 Risk-based Capital
Valley	5,826,842	11.72	4,227,600	8.50	N/A	N/A
Valley National Bank	6,202,250	12.48	4,223,687	8.50	3,975,234	8.00
Tier 1 Leverage Capital
Valley	5,826,842	9.52	2,449,337	4.00	N/A	N/A
Valley National Bank	6,202,250	10.14	2,447,288	4.00	3,059,110	5.00
As of December 31, 2024
Total Risk-based Capital
Valley	$6,703,186	13.87%	$5,076,004	10.50%	N/A	N/A
Valley National Bank	6,535,892	13.53	5,071,696	10.50	$4,830,187	10.00%
Common Equity Tier 1 Capital
Valley	5,230,632	10.82	3,384,002	7.00	N/A	N/A
Valley National Bank	6,041,434	12.51	3,381,131	7.00	3,139,621	6.50
Tier 1 Risk-based Capital
Valley	5,584,699	11.55	4,109,146	8.50	N/A	N/A
Valley National Bank	6,041,434	12.51	4,105,659	8.50	3,864,149	8.00
Tier 1 Leverage Capital
Valley	5,584,699	9.16	2,438,649	4.00	N/A	N/A
Valley National Bank	6,041,434	9.91	2,438,511	4.00	3,048,139	5.00
Valley's total risk-based capital ratio decreased to 13.83 percent at September 30, 2025 as compared to 13.87 percent at December 31, 2024 which reflects, but is not limited to, the early redemption of our $115 million of 5.25 percent fixed-to-floating subordinated notes in June 2025, which were previously eligible for full regulatory capital treatment.

Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is derived by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was approximately 51.5 percent for the nine months ended September 30, 2025 as compared to 36.2 percent for the full year ended December 31, 2024. The increase in our retention ratio was largely due to the increase in our net income available to common shareholders for the nine months ended September 30, 2025 as compared to the same period one year ago.
Cash dividends declared amounted to $0.33 per common share for each of the nine months ended September 30, 2025 and 2024. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the Federal Reserve or the OCC regarding the current level of its quarterly common stock dividend. However, the Federal Reserve has reiterated its long-standing guidance in recent years that banking organizations should consult them before declaring dividends in excess of earnings for the corresponding quarter. See Item 1A. Risk Factors of Valley's Annual Report for additional information.
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
(b) Changes in internal control over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2025 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2025 to July 31, 2025	437,645	$9.38	411,009	24,088,991
August 1, 2025 to August 31, 2025	794,255	9.24	774,228	23,314,763
September 1, 2025 to September 30, 2025	125,392	10.44	97,448	23,217,315
Total	1,357,292	$9.39	1,282,685

(1)Includes repurchases made in connection with the vesting of employee restricted stock awards.
(2)On February 21, 2024, Valley publicly announced a new stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase under the new repurchase program became effective on April 26, 2024 and will expire on April 26, 2026.

Item 5.	Other Information
a.None.
b.None.
c.During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
November 7, 2025	Ira Robbins
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Travis Lan
November 7, 2025	Travis Lan
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)