Form 10-K
period 2025-12-31
VALLEY NATIONAL BANCORP
filed 2026-02-27
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5.0 billion on June 30, 2025.
There were 555,426,220 shares of Common Stock outstanding at February 26, 2026.
Documents incorporated by reference:
Certain portions of the registrant’s Definitive Proxy Statement (the “2026 Proxy Statement”) for the 2026 Annual Meeting of Shareholders to be held May 18, 2026 will be incorporated by reference in Part III. The 2026 Proxy Statement will be filed within 120 days of December 31, 2025.

FORM 10-K TABLE OF CONTENTS

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Valley National Bank
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
Board	Board of Directors of Valley National Bancorp
BSA	Bank Secrecy Act
BSA/AML	Procedures designed to assure and monitor compliance with BSA regulatory requirements
CD	Certificate of Deposit
CECL	Current Expected Credit Loss model
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CRE loan concentration ratio	Total commercial real estate loans held for investment and held for sale, excluding owner occupied loans, as a percentage of total risk-based capital
CRISC	Certified in Risk and Information Systems Control
DIF	Deposit Insurance Fund administered by the FDIC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority, Inc.
Fintech	Financial technology
FOMC	Federal Open Market Committee
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U. S. Generally Accepted Accounting Principles
GDP	Gross Domestic Product
Ginnie Mae	Government National Mortgage Association
HTM	Held to Maturity
IDIs	Insured Depository Institutions
Insiders	Valley National Bank's directors, executive officers, and 10 percent shareholders

Term	Definition
Investment Advisers Act	Investment Advisers Act of 1940, as amended
Leverage Ratio	Tier 1 capital to average consolidated assets as reported on consolidated financial statements
Moody’s	Moody’s Investor Services
NAV	Net Asset Value
NPA	Non-performing Asset
OBBBA	The One Big Beautiful Bill Act
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
OREO	Other real estate owned
Oritani	Oritani Financial Corporation
OTC	Over-the-Counter
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased Credit Deteriorated
Report	This Annual Report on Form 10-K
ROATCE	Return on average tangible common shareholders’ equity
ROU assets	Right of Use Assets
RSU	Restricted Stock Unit
S&P	Standard and Poor's
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SERP	Supplemental Executive Retirement Income Agreement
SOFR	Secured Overnight Financing Rate
SROs	Self-regulatory Organizations
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
Valley	May refer to Valley National Bancorp individually, Valley National Bancorp and its consolidated subsidiaries, or certain of Valley National Bancorp’s subsidiaries, as the context requires (interchangeable with the "Company," "we," "our" and "us")
VFM	Valley Financial Management, Inc.

PART I

Item 1.	Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of this Report and other cautionary statements set forth elsewhere in this Report.
General
Founded in 1927, Valley National Bancorp, is a registered bank holding company and financial holding company with the Federal Reserve under the BHC Act, headquartered in Morristown, New Jersey. At December 31, 2025, Valley had consolidated total assets of $64.1 billion, total net loans of $49.6 billion, total deposits of $52.2 billion and total shareholders’ equity of $7.8 billion.
Valley’s principal subsidiary, Valley National Bank (commonly referred to as the “Bank” in this Report), has been chartered as a national banking association under the laws of the United States since 1927 and currently has 230 branch offices located in New Jersey, New York, Florida, Alabama, California, and Illinois. Valley, through the Bank and its subsidiaries, offers a full suite of national and regional banking solutions through various commercial, private banking, retail, insurance and wealth management financial services products. Valley provides personalized service and customized solutions to assist its customers with their financial service needs. Our solutions include, but are not limited to, traditional consumer and commercial deposit and lending products, commercial real estate financing, asset-based loans, small business loans, equipment financing, insurance and wealth management solutions, and personal financing solutions, such as residential mortgages, home equity loans and automobile financing. Valley also offers niche financial services, including loan and deposit products for homeowners associations, cannabis-related business banking and venture banking, which we offer nationally.
In addition to the Bank, Valley’s consolidated subsidiaries include, but are not limited to: an insurance agency offering property and casualty, life and health insurance; an asset management adviser that is a registered investment adviser with the SEC; a securities broker-dealer registered with the SEC and member of FINRA, which is also licensed as an insurance agency to provide life and health insurance; a title insurance agency in New York, which also provides services in New Jersey; an advisory firm specializing in the investment and management of tax credits; and a subsidiary specializing in health care equipment lending and other commercial equipment leases.
Our mission is to give people and businesses the power to succeed and is guided by our vision of being a premier relationship-based national bank, delivering solutions-based, service-driven outcomes. We deliver that mission and create value for our shareholders by executing on our strategy to build a sustainable and predictable business model through optimizing our commercial and consumer banking value propositions, enhancing our balance sheet flexibility, and driving sustainable fee revenue. Valley helps its clients across several industries, including, real estate, commercial and industrial, healthcare, nonprofit, government contracting, and other specialized industries, turn their ambition into action. See further information under "Operating Segments" below.
Valley advertises and identifies itself under the trade names “Valley Bank” and “Valley.”
Business Developments
During 2025, Valley made significant progress toward its intermediate and long-term strategic objectives, including significant reductions in both its CRE loan concentration ratio and reliance on wholesale funding sources, while delivering solid fee income growth within non-interest income as compared to the year ended December 31, 2024. This advancement was supported by the strengthening of Valley’s foundational capabilities in data and analytics, operating sales and service model, greater penetration of our treasury management and payments solutions, and talent acquisition. These initiatives are intended to deepen customer relationships, generate low‑cost deposits, improve the client experience, and strengthen Valley’s ability to deliver integrated financial solutions across its commercial and retail banking customer base. See further details in the "Executive Summary" section of the MD&A.
Competition
Valley National Bank is the largest commercial bank headquartered in New Jersey, with its top markets located in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida and Alabama. Valley ranked 10th in competitive ranking and market share based on the deposits reported by 150 FDIC-insured financial institutions in the New York, Northern New Jersey and Long Island deposit markets as of June 30, 2025 and ranked 1st in this market among financial institutions below $1 trillion in assets. The FDIC also ranked

5	2025 Form 10-K

Valley 6th, 28th, 18th, 22nd and 67th in the states of New Jersey, New York, Florida, Alabama and California, respectively, based on deposit market share as of June 30, 2025. While we believe our FDIC rankings reflect a solid foundation in our primary markets, the market for banking and bank-related services is highly competitive and we face substantial competition in all areas of our operations from a variety of bank and non-bank competitors, some of which are larger and may have more financial resources than Valley. Some of these competitors may be subject to fewer regulatory constraints, or may have greater resources, higher lending limits and stronger name recognition than Valley.
Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, fintech companies, title agencies, asset managers, insurance companies, and a large list of other local, regional and national institutions which offer financial services. We believe we remain competitive by offering premier relationship banking service and advice, as well as a robust suite of innovative financial products and solutions to keep pace with evolving customer preferences across our footprint. The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services, which increases efficiency and enables financial institutions to better serve customers and to reduce costs. Fintech and direct bank competitors provide innovative digital solutions to traditional retail banking services and products, and in some cases without the extensive burden associated with being a regulated depository institution. We work to meet these challenges by utilizing internal resources and external technology partners to continually enhance our online and mobile banking products. By combining technology-enabled solutions with our premier relationship-based service model, we continue to compete effectively in the Commercial and Consumer Banking segments of our business. This level of service and commitment is particularly impactful because of our strong community presence with almost 100 years of service, providing us with a competitive advantage with such customers over certain competitors that are not traditional banks.
Overall, our customers are influenced by the convenience, solution-based service from our knowledgeable staff and personal contacts, as well as the robust availability of our diverse products and services. We provide such convenience through our multi-channel delivery system, including our branch offices, an extensive ATM network, and our telephone, on-line and digital banking systems.
We continually review our pricing, products, locations, alternative delivery channels and various acquisition prospects, and periodically engage in discussions regarding possible acquisitions to maintain and enhance our competitive position.
Operating Segments
Our business strategies, operations and reporting structures are reassessed by management, at least on an annual basis, to ensure the proper identification and reporting of our operating segments. Valley currently manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other. Valley’s Wealth Management and Insurance Services Division, comprised of asset management advisory, brokerage, trust, personal and title insurance, tax credit advisory services, and our international and domestic private banking businesses, is a reporting unit within the Consumer Banking segment. See Note 20 to the consolidated financial statements for additional details, including the financial performance of our operating segments.
Commercial Banking
Commercial and industrial loans. Commercial and industrial loans totaled approximately $11.0 billion and represented 21.9 percent of the total loan portfolio at December 31, 2025. We make commercial loans to small and middle market businesses, primarily located in New Jersey, New York, and Florida. We also selectively lend on a nationwide basis within our specialty lines of business, primarily focusing on healthcare, capital call lines of credit, and equipment leasing. Approximately $1.4 billion of the $11.0 billion of commercial and industrial loans at December 31, 2025 was extended to nondepository financial institutions (NDFIs), largely consisting of short-term capital call lines to various venture related entities, as well as loans to business and mortgage credit intermediaries. The NDFI loans were all performing and current to contractual terms at December 31, 2025. A significant portion of Valley’s commercial and industrial loan portfolio consists of loans to long-standing customers of proven ability and strong repayment performance. Underwriting standards are designed to assess the borrower’s ability to generate recurring cash flow sufficient to meet the debt service requirements of loans granted. While such recurring cash flow serves as the primary source of repayment, most of the loans are collateralized by borrower assets intended to serve as a secondary source of repayment should the need arise. Anticipated cash flows of borrowers, however, may not occur as expected and the collateral securing these loans may fluctuate in value. In the case of loans secured by accounts receivable, the ability of the borrower to collect all amounts due from its customers may be impaired. Our loan decisions include consideration of a borrower’s ability to repay debts, collateral coverage and other forms of support. Strong consideration is given to long-term existing customers that have maintained a favorable relationship with the Bank. Commercial loan products offered consist of term loans for equipment purchases, working capital lines of credit that assist our customers’ financing of accounts receivable and inventory, and commercial mortgages for owner occupied properties. Working capital

2025 Form 10-K	6

advances are generally used to finance seasonal requirements and are repaid at the end of the cycle. Short-term commercial business loans may be collateralized by a lien on accounts receivable, inventory, or equipment and/or partly collateralized by real estate. Short-term loans may also be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, we obtain the personal guarantee of the borrower’s principals to potentially help mitigate the risk and enhance the likelihood of collectibility. Unsecured loans, when made, are generally granted to the Bank’s most creditworthy borrowers. Unsecured commercial and industrial loans totaled $1.7 billion at December 31, 2025. In addition, we provide financing to the healthcare and industrial equipment leasing markets through our leasing subsidiary, Highland Capital Corp.
Commercial real estate loans. Commercial real estate and construction loans totaled $29.2 billion and represented 58.3 percent of the total loan portfolio at December 31, 2025. The following table presents the commercial real estate portfolio by loan type and the percentage of each loan type to total loans at December 31, 2025 and 2024:

	2025		2024
	Balance Outstanding	Percent of Loan Category to Total Loans	Balance Outstanding	Percent of Loan Category to Total Loans
	($ in thousands)
Commercial real estate:
Non-owner occupied	$11,571,127	23.1%	$12,344,355	25.2%
Multifamily *	8,571,713	17.1	8,299,250	17.0
Owner occupied	6,629,909	13.2	5,886,620	12.1
Total	$26,772,749	53.4%	$26,530,225	54.3%
Construction	2,471,233	4.9	3,114,733	6.4
Total commercial real estate loans	$29,243,982	58.3%	$29,644,958	60.7%

*    Includes loans collateralized by properties that are greater than 50 percent rent regulated totaling approximately $601 million and $553 million at December 31, 2025 and 2024, respectively.
At December 31, 2025, our CRE loan concentration ratio declined to 333 percent as compared to 362 percent and 474 percent at December 31, 2024 and 2023, respectively. While commercial real estate lending remains a key pillar of the success of our relationship banking model and our lending expertise, we continued to proactively diversify our loan portfolio by reducing new originations of certain types of commercial real estate lending, such as non-owner occupied and multifamily loans, and through the sale of $1.2 billion of performing commercial real estate and construction loans during 2024. Within the commercial banking segment, our loan growth efforts continued to mainly focus on commercial and industrial and owner occupied commercial real estate loans where we have or can compete for an outsized share of the client's banking relationship. Based on our current expectations for the mix of future loan growth and loan repayment activity over the next two year period, we believe that our CRE loan concentration ratio of 333 percent at December 31, 2025 may gradually decline towards 300 percent by December 31, 2027.
We originate commercial real estate loans that are secured by various diversified property types across New Jersey, the New York metropolitan area, Florida, Pennsylvania and our other primary market footprints with a combined weighted average loan to value ratio of 59% and debt service coverage ratio of 1.69 at December 31, 2025. Property types in this portfolio range from multifamily residential properties to non-owner occupied commercial, industrial/warehouse, retail and, to a much lesser extent, commercial office buildings. Commercial real estate loans collateralized by office buildings totaled approximately $3.0 billion at December 31, 2025 with a combined weighted average loan to value ratio of 63 percent and debt service coverage ratio of 1.91. The majority of the office properties collateralizing our portfolio are multi-tenant and dispersed geographically in Florida, Alabama, New Jersey and New York (including approximately $196.4 million of loans with properties located in Manhattan at December 31, 2025). Our commercial real estate loans are generally written on an adjustable basis with rates tied to a specifically identified market rate index. Adjustment periods generally range between five to ten years and repayment is generally structured on a fully amortizing basis for terms up to thirty years. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, but generally involve larger principal balances and longer repayment periods as compared to commercial and industrial loans. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real property. Repayment of most loans is dependent upon the cash flow generated from the property securing the loan or the business that occupies the property. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or the overall economy and accordingly, conservative loan to value ratios are required at origination. Valley also performs regular and comprehensive stress testing of the portfolio to evaluate the potential impact of market changes on loan performance.

7	2025 Form 10-K

With respect to loans to developers and builders, we originate and manage construction loans structured on either a revolving or a non-revolving basis, depending on the nature of the underlying development project. Our construction loans are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Within our construction portfolio, we have a diverse mix of both residential (for sale and rent) and commercial development projects. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Consumer Banking
Residential mortgage loans. Residential mortgage loans totaled $5.8 billion and represented 11.6 percent of the total loan portfolio at December 31, 2025. Our residential mortgage loans include fixed and variable interest rate loans located mostly in New Jersey, New York and Florida. Valley’s ability to be repaid on such loans is closely linked to the economic and real estate market conditions in our lending markets. We also make mortgage loans secured by homes beyond this primary geographic area; however, lending outside this primary area is generally conducted in other branch office markets and neighboring states. Mortgage loan originations are based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. Appraisals and valuations of real estate collateral are contracted through an approved appraisal management company. The appraisal management company is required to adhere to all regulatory requirements. The Bank’s appraisal management policy and procedures comply with regulatory requirements and guidance issued by the Bank’s primary regulator. Credit scoring, using FICO® and other proprietary credit scoring models is employed in the ultimate, judgmental credit decision by Valley’s underwriting staff. Valley does not use third party contract underwriting services. In deciding whether to originate each residential mortgage, Valley considers the qualifications of the borrower, the value of the underlying property and other factors that we believe are predictive of future loan performance. Valley originated first mortgages include both fixed rate and adjustable rate mortgage products with 10-year to 30-year maturities. The adjustable rate loans have a fixed-rate, fixed payment, introductory period of 5 to 10 years that is selected by the borrower. Additionally, Valley originates jumbo residential mortgage loans, which are mostly fixed-rate with 30-year maturities. At December 31, 2025, fixed and adjustable rate jumbo residential mortgage loans totaled approximately $1.6 billion and $1.0 billion, respectively. Interest-only (i.e., non-amortizing) residential mortgage loans within our jumbo portfolio totaled $189.6 million (or 3.26 percent of the total residential mortgage loan portfolio) at December 31, 2025. The Bank services certain residential mortgage portfolios, and it is compensated for loan administrative services performed for mortgage servicing rights related primarily to loans originated and sold by the Bank. See Notes 4 and 7 to the consolidated financial statements for further details.
Other consumer loans. Other consumer loans totaled $4.1 billion and represented 8.2 percent of the total loan portfolio at December 31, 2025. Our other consumer loan portfolio is primarily comprised of direct and indirect automobile loans, loans secured by the cash surrender value of life insurance, home equity loans and lines of credit, and to a lesser extent, secured and unsecured other consumer loans (including credit card loans). Valley is an auto lender primarily in New Jersey, New York, Pennsylvania, Florida, Connecticut, Delaware and Alabama offering indirect auto loans secured by either new or used automobiles. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Home equity lending consists of both fixed and variable interest rate products mainly to provide home equity loans to our residential mortgage customers or take a secondary position to another lender’s first lien position within the footprint of our primary lending territories. We generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 80 percent when originating a home equity loan. Other consumer loans include direct consumer term loans, both secured and unsecured, but are largely comprised of personal lines of credit secured by the cash surrender value of life insurance. The product is mainly originated through the Bank’s retail branch network and third party financial advisors. Unsecured consumer loans totaled approximately $100.5 million, including $49.2 million of credit card loans, at December 31, 2025.
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

2025 Form 10-K	8

administration primarily to individuals. Tax credit advisory services include sourcing, syndication, and structuring federal and state tax credits for commercial customers and development projects. We also provide personalized private banking and management services for select international and domestic clients.
Treasury and Corporate Other
Although we are primarily focused on our lending and wealth management services, a large portion of our income is generated through investments in various types of securities. Treasury and Corporate Other largely consists of the Treasury managed HTM and AFS debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. As of December 31, 2025, our total investment securities and interest bearing deposits with banks were $7.8 billion and $1.3 billion, respectively. See the “Investment Securities Portfolio” section of the MD&A and Note 3 to the consolidated financial statements for additional information concerning our investment securities.
Changes in Loan Portfolio Composition
At December 31, 2025 and 2024, approximately 71 percent and 73 percent of Valley’s gross loans totaling $50.1 billion and $48.8 billion, respectively, consisted of commercial real estate (including construction loans), residential mortgage and home equity loans. The remaining 29 percent and 27 percent as of December 31, 2025 and 2024, respectively, consisted of loans not collateralized by real estate. During 2025 and 2024, we continued to execute on our strategic goal to reduce certain investor commercial real estate, consisting of multifamily and non-owner occupied loans, and construction loans, and maintain greater focus on growth of the commercial and industrial loan and owner-occupied commercial real estate loan portfolios (see more details in the "Commercial real estate loans" section above). We also continue to diversify the types of borrowers within our geographic concentrations in New Jersey, the New York City metropolitan area, including Westchester County, New York, Florida and Pennsylvania. Many external factors outlined in Item 1A. Risk Factors, the “Executive Summary” section of Item 7. MD&A, and elsewhere in this Report may impact our ability to maintain the current composition of our loan portfolio. See the “Loan Portfolio” section in Item 7. MD&A in this Report for further discussion of our loan composition and concentration risks.
The following table presents the loan portfolio by state and loans held for sale at December 31, 2025.

	Commercial and Industrial	Commercial Real Estate	Residential	Consumer	Total Loans	% of Total
	(in thousands)
New York	$2,728,592	$9,343,633	$1,567,315	$1,174,407	$14,813,947	30%
Florida	3,246,607	8,128,873	1,540,802	694,446	13,610,728	27
New Jersey	2,140,039	5,749,311	1,945,186	1,318,870	11,153,406	22
California	541,259	1,089,022	103,795	35,186	1,769,262	4
Pennsylvania	103,788	1,165,960	47,743	339,745	1,657,236	3
Illinois	429,150	317,123	6,934	14,538	767,745	2
Alabama	92,770	400,926	34,398	110,350	638,444	1
Other	1,679,314	3,067,158	588,231	417,493	5,752,196	11
Total	$10,961,519	$29,262,006	$5,834,404	$4,105,035	$50,162,964	100%
Less: Loans held for sale	—	18,024	8,212	—	26,236
Total loans less loans held for sale	$10,961,519	$29,243,982	$5,826,192	$4,105,035	$50,136,728
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

9	2025 Form 10-K

deems appropriate for Valley’s capital, business activities, size and risk appetite. Management utilizes the enterprise-wide risk management framework to holistically manage and monitor risks across the organization and to aggregate and manage the risk appetite approved by the Board. As part of the risk management framework, the Risk Committee reviews and recommends to the Board risk tolerances and limits for strategic, credit, interest rate, price, liquidity, compliance, and operational (including information security and cybersecurity risk), and oversees risk management within those tolerances and monitors compliance with applicable laws and regulations. With guidance from and oversight by the Risk Committee, management continually refines and enhances its risk management policies, procedures and monitoring programs to be able to adapt to changing risks.
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

2025 Form 10-K	10

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
Loan Renewals and Modifications
In the normal course of our lending business, we may renew loans to existing customers upon maturity of the existing loan. These renewals are granted provided that the new loan meets our standard underwriting criteria for such loan type. Additionally, on a case-by-case basis, we may extend, restructure, or otherwise modify the terms of existing loans from time to time to remain competitive and retain certain profitable customers, as well as assist customers who may be experiencing financial difficulties. All modified loans are reported as such by type of modification unless the modification results in the creation of a new loan. In certain cases, a modification may be related to loan(s) with an elevated risk profile and/or delinquent payment(s). While very infrequent, these modifications may result in the forgiveness of principal or accrued interest. In addition, Valley often obtains additional collateral or guarantor support when modifying such loans. If the borrower has demonstrated performance under the previous terms and Valley’s underwriting process shows the borrower has the capacity to continue to perform under the modified terms, the loan will continue to accrue interest. Non-accruing modified loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. See Note 1 and Note 4 to our consolidated financial statements for additional information.
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

11	2025 Form 10-K

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
Loans Originated by Third Parties
From time to time, the Bank makes purchases of certain types of commercial loans and loan participations and residential mortgage loans originated by, and sometimes serviced by, other financial institutions. We generally do not purchase other types of loans. The loan purchase decision is usually based on several factors, including current loan origination volumes, market interest rates, excess liquidity, our continuous efforts to meet the credit needs of certain borrowers under the CRA, as well as other asset/liability management strategies. Valley purchased approximately $44.8 million and $41.3 million of 1-4 family loans qualifying for CRA purposes during 2025 and 2024, respectively. All purchased loans are selected using Valley’s normal underwriting criteria at the time of purchase, or in some cases guaranteed by third parties. Purchased commercial and industrial and commercial real estate participation loans are, at times, seasoned loans with expected shorter durations, but generally purchased at inception. Additionally, each purchased participation loan is stress-tested by Valley to assure its credit quality.
Purchased commercial loans (including commercial and industrial and commercial real estate participation loans) and residential mortgage loans totaled approximately $2.3 billion and $549.4 million, respectively, at December 31, 2025 representing 5.5 percent and 9.4 percent of our total commercial and residential mortgage loans, respectively.
At December 31, 2025, less than 1.0 percent of commercial loans originated by third parties were past due 30 days or more, which represented 3.7 percent of our total commercial loan portfolio delinquencies, and 3.6 percent of residential mortgage loans originated by third parties were past due 30 days or more which represented 24.6 percent of our total residential mortgage portfolio delinquencies.
Human Capital
We foster an inclusive and high-performing culture where empowered associates, innovation and collaboration thrive. We are a customer-centric organization committed to our associates, our customers, and our shareholders.
As of December 31, 2025, Valley employed 3,675 full and part time employees across our multi-state footprint. During the year 2025, we hired 710 employees, and our voluntary turnover rate was 15.1 percent. Our average tenure was 7.9 years. None of our employees are parties to a collective bargaining agreement.
Our culture of belonging aims to provide a foundation to fully leverage the rich tapestry of our associates’ unique perspectives and experiences. Our strong culture allows us to provide quality service to our customers, the communities in which we operate and each other. We remain focused on our guiding principle - we all belong at Valley. This vision drives associate programming which includes Valley’s Business Resource Group Program (BRG Program), which is open to every associate. We continue to ensure that we strengthen our connections with our communities, enhance our ability to bring new ideas to the table, raise new questions, and innovate our practices and products.
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

2025 Form 10-K	12

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
Our Talent Acquisition and Learning & Talent Development teams continue to focus on the attraction, development, and retention of key and top talent - a crucial aspect of Valley's long-term success and strategy. Valley fosters a culture of internal mobility and encourages ongoing career development discussions between associates and their leaders. We actively engage our senior business leaders in reviewing their critical roles in alignment with their strategic talent initiatives through our annual talent review and succession planning process, which has created a broader understanding of our key talent needs. We continue to center our workplace strategies on the people experience, offering a variety of development opportunities, including our flagship leadership development, certifications and mentorship programs, to provide meaningful experiences that challenge our high potential and high performing associates. Our goal is to enhance the core competencies of our top talent in leadership and management skills to prepare them for future roles. We also continue to strengthen Valley’s position as an employer of choice by enhancing our associate onboarding experience and leveraging our engagement and pulse survey results to influence our culture and drive employee satisfaction.
Corporate Social and Environmental Responsibility
Valley recognizes the social and environmental responsibility that arises from the impact of our activities on peoples’ lives and society as a whole. To support this responsibility, we established an ESG Council in 2020 with respect to sustainability issues. The ESG Council helps guide us to consider how environmental, social and governance issues impact Valley’s ability to achieve its long-term strategy while being socially responsible.
Additional information regarding Valley's human capital management and corporate social and environmental responsibility can be found under “Sustainability Practices” in our 2026 Proxy Statement when it is filed with the SEC.

13	2025 Form 10-K

Information about our Executive Officers

Name	Age at December 31, 2025	In current position since	Office	Prior principal occupation during last five years
Ira Robbins	51	2018	Chairman of the Board and Chief Executive Officer of Valley and Valley National Bank
Russell Barrett	50	2025	Senior Executive Vice President, Chief Operating Officer of Valley and Valley National Bank	2021 – 2024 Chief Transformation Officer, 2024 – 2025 Senior Executive Vice President and Chief Operations Officer.
Travis Lan	41	2024	Senior Executive Vice President and Chief Financial Officer of Valley and Valley National Bank	Feb. 2020 – Jan. 2024 Senior Vice President, Head of Corporate Finance & M&A, Jan. 2024 – Oct. 2024 Executive Vice President and Deputy Chief Financial Officer, Oct 2024 – Mar. 2025 Interim Chief Financial Officer
Gino Martocci	60	2025	Senior Executive Vice President of Valley, President of Commercial Banking of Valley National Bank	2014 -2022 Head of Commercial & Commercial Real Estate Banking at M&T Bank Corp., 2022 – 2025 Member, Board of Directors at Apple Bank.
John P. Regan	62	2024	Senior Executive Vice President, Chief Risk Officer of Valley and Valley National Bank	2016 - 2022 Chief Audit Executive at Investors Bancorp, July 2022 - March 2024 Chief Audit Executive at Industrial and Commercial Bank of China.
Lyndsey Sloan	49	2025	Senior Executive Vice President, General Counsel of Valley and Valley National Bank	2014 - 2024 Deputy General Counsel, Secretary & Senior Vice President of The Huntington National Bank.
Patrick Smith	54	2025	Senior Executive Vice President of Valley, President of Consumer Banking of Valley National Bank	2020 - 2025 Head of Consumer and Business Banking at Santander Bank, N.A.
Yvonne M. Surowiec	65	2017	Senior Executive Vice President of Valley and Chief People Officer of Valley National Bank
Mitchell L. Crandell	55	2019	Executive Vice President, Chief Accounting Officer of Valley and Valley National Bank
Mark Saeger	61	2018	Executive Vice President of Valley and Chief Credit Officer of Valley National Bank
All officers serve at the pleasure of the Board.
Available Information
The SEC maintains a website at www.sec.gov which contains reports and other information filed with the SEC electronically. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available on our website at www.valley.com without charge as soon as reasonably practicable after filing or furnishing them to the SEC. Also available on our website are Valley’s Code of Conduct and Ethics that applies to all of our employees, including our executive officers, as well as non-employee directors, Valley’s Audit Committee Charter, Valley’s Compensation and Human Capital Management Committee Charter, Valley’s Nominating, Governance, and Corporate Sustainability Committee Charter, and Valley’s Corporate Governance Guidelines. The information on our website is for informational purposes only and should not be relied on for investment purposes. The information on our website is not incorporated by reference into this Report and should not be considered part of this or any other report filed with the SEC.
Additionally, we will provide without charge a copy of our Report or the Code of Conduct and Ethics to any shareholder by mail. Requests should be sent to Valley National Bancorp, Attention: Shareholder Relations, 70 Speedwell Avenue, Morristown, New Jersey, 07960.

2025 Form 10-K	14

We use our website to distribute Company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information, including corporate sustainability information, regarding the Company on our website. Investors should monitor our website, including the Investor Relations portion of our website, in addition to our press releases, SEC filings, public conference calls and webcasts.
SUPERVISION AND REGULATION
The banking industry is highly regulated, and banking organizations are subject to regulation, supervision, and examination by various federal and state regulators. The statutory and regulatory framework that governs us is intended primarily for the protection of the FDIC-insured deposits and depositors, consumers, the stability of the U.S. banking and financial system, and the health of the national economy, rather than stockholders. Banking laws and regulations, as well as examination and supervision, increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income. The compliance cost for Valley is significant and subject to increase as new governmental regulations are enacted and/or the level and intensity of supervision and of enforcement increases. In particular, Valley employs specialists and retains outside advisors with the expectation that Valley will have sufficient resources to comply with the regulations and supervision to which it is subject. Certain of Valley’s competitors, including credit unions, fintech companies, and others, are not regulated or supervised to the extent that Valley and other banks are, which may place Valley at a competitive disadvantage. Federal and state banking regulators regularly examine Valley and its subsidiaries to evaluate their financial condition and monitor their compliance with laws and regulatory policies. Following those exams, Valley and the Bank are assigned supervisory ratings. These ratings are considered confidential supervisory information and disclosure to third parties is not allowed without permission of the issuing regulator. Violations of laws and regulations or deemed deficiencies in risk management practices may be incorporated into these supervisory ratings. A downgrade in these ratings could limit Valley’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect the Bank’s deposit insurance assessment rate, and/or impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny of Valley.
Banking and other financial services statutes, regulations, and policies are frequently under review by Congress, state legislatures, and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters, and similar written guidance applicable to Valley and its subsidiaries. Any change in the statutes, regulations, or regulatory policies applicable to Valley, including changes in their interpretation or implementation, could have a material effect on our business or organization. The scope of the laws and regulations, and the intensity of the supervision to which Valley is subject, have generally increased over time, initially in response to the 2008 financial crisis, and more recently in light of other factors, including bank failures in 2023, technological factors, market changes and climate change concerns, and as a result, Valley may face increased scrutiny and possible denials of bank mergers and acquisitions by federal bank regulators. Valley expects that its business will remain subject to extensive regulation and supervision, notwithstanding efforts by the current U.S. presidential administration to implement a regulatory reform agenda that may tailor financial institutions’ regulatory and supervisory obligations.
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

15	2025 Form 10-K

As a financial holding company, Valley may engage in a broader range of non-banking activities than permitted for bank holding companies and their subsidiaries that have not elected to become financial holding companies. Financial holding companies may engage directly or indirectly, either de novo or by acquisition, in activities that are defined under the BHC Act or determined by the Federal Reserve to be financial in nature or incident to a financial activity, provided that the financial holding company gives the Federal Reserve after-the-fact notice of certain new activities. Activities defined to be financial in nature include, but are not limited to: providing financial or investment advice; underwriting; dealing in or making markets in securities; making merchant banking investments, subject to significant limitations; and any activities previously found by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. In order to maintain our status as a financial holding company, we and the Bank are expected to be well capitalized and well managed, as defined in applicable regulations and determined by the results of examinations, and the Bank must maintain a CRA rating of at least satisfactory or better. Failure to maintain these standards may result in restrictions on our activities and may ultimately permit the Federal Reserve to take enforcement actions against us and restrict our ability to engage in activities defined to be financial in nature and limits on our ability to engage in new activities that are financial in nature.
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
•4.5 percent CET1 (common equity Tier 1) capital to risk-weighted assets.
•6.0 percent Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.
•8.0 percent Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.
•4.0 percent Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
Under Basel III, both Valley and the Bank are required to maintain a 2.5 percent “capital conservation buffer” on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of 7.0 percent or greater, (ii) Tier 1 capital to risk-weighted assets of 8.5 percent or greater, and (iii) total capital to risk-weighted assets of 10.5 percent or greater. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets below the minimum requirement plus the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. Basel III also provides for a number of complex deductions from and adjustments to its various capital components.
Pursuant to the FDICIA known as “prompt corrective action,” each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.
To be well capitalized, the Bank must maintain the following capital ratios:
•CET1 capital ratio of 6.5% or greater;
•Tier 1 capital ratio of 8.0% or greater;
•Total capital ratio of 10.0% or greater; and
•Tier 1 leverage ratio of 5.0% or greater.

2025 Form 10-K	16

Failure to be well capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that increase as the institution’s capital condition weakens and, if undertaken, could have an adverse material effect on our operations or financial condition. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution. In certain instances, a bank holding company may be required to guarantee the performance of an under capitalized subsidiary bank’s capital restoration plan.
The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2025 and 2024, under the “prompt corrective action” regulations. For further discussion of Valley and the Bank’s regulatory capital, see the “Capital Adequacy” section of the MD&A.
Resolution Planning
The FDIC requires certain insured depository institutions, or IDIs, with more than $50 billion in total consolidated assets to submit to the FDIC periodic plans for resolutions in the event of the institution's failure. Covered IDIs with between $50 billion and $100 billion in total assets, which includes the Bank, must submit informational filings on a three-year cycle, with an interim supplement updating key information submitted in the off years. If the FDIC deemed a resolution plan or informational filing not credible and the IDI failed to resubmit a credible plan, the IDI could become subject to an enforcement action. The Bank submitted its first informational submission in 2025. In December 2025, the FDIC delayed the requirement to submit an interim supplement in 2026 until the completion of a rulemaking to revise the resolution plan and informational filing requirements.
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
On October 25, 2023, the Federal Reserve released a notice of proposed rulemaking that would lower the maximum interchange fee that a large debit card issuer can receive on a debit card transaction. We will continue to monitor the status of the proposed rule.
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
The Dodd-Frank Act requires that the federal banking agencies, including the Federal Reserve and the OCC, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Report, been adopted. Although a final rule has not been issued, and it is unclear if a final rule will be issued,

17	2025 Form 10-K

or if issued, what the timing of issuance would be, Valley and the Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks.
Dividend Limitations
Valley is a legal entity separate and distinct from its subsidiaries. Valley’s revenues and cash flows (on a parent company only basis) result in substantial part from dividends paid by the Bank. The Bank’s dividend payments are subject to regulatory limitations. Under the National Bank Act, without consent, a national bank may declare, in any one year, dividends only in an aggregate amount not more than the sum of its net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit us from paying dividends if the supervising agency determines that such payment would constitute an unsafe or unsound practice. Federal Reserve guidance provides that we should consult with the Federal Reserve supervisory staff in advance of our declaration or payment of a dividend to our shareholders that exceeds our earnings, net of dividends, for the trailing four-quarter period in which the dividend is being paid or that exceeds our earnings for the period in which the dividend is being paid.
Transactions by the Bank with Affiliates and Other Related Parties
The Bank’s authority to extend credit or engage in other transactions with its affiliates is governed by the requirements of Sections 23A and 23B of the Federal Reserve Act, as implemented by Regulation W. These laws (i) limit the extent to which an insured bank may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of the bank’s capital stock and surplus, and (ii) require that all transactions between an insured bank and its affiliates be on terms substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate. In addition, these laws require that an insured bank’s loans to affiliates must be fully collateralized. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate and several other types of transactions.
The Bank’s authority to extend credit to its directors, executive officers and 10 percent shareholders, as well as to entities controlled by such persons (insiders), is governed by the requirements of the National Bank Act, the Federal Reserve Act, the Sarbanes-Oxley Act of 2002 and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.
Section 22 of the Federal Reserve Act prohibits the Bank from paying to a director, officer, attorney or employee a rate on deposits that is greater than the rate paid to other depositors on similar deposits with the Bank.
Community Reinvestment
Under the CRA, as implemented and overseen by federal banking regulators, an insured depository institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires regulators, in connection with its examination of an insured depository institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. A bank that does not have a CRA program that is deemed "satisfactory" or better by its regulator may be prevented from making acquisitions. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an overall “Outstanding Rating” in its most recent completed examination for the three-year period ending in 2024.
On October 24, 2023, the federal banking agencies finalized a rule to amend their regulations implementing the CRA. On July 16, 2025, the agencies issued a proposal to rescind the October 2023 final rule and reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank’s most recent performance evaluation was conducted using the CRA framework that existed prior to the October 2023 final rule.
Bank Secrecy Act (BSA)/USA PATRIOT Act
The Bank is subject to the reporting and recordkeeping requirements of the BSA and its implementing regulations. Under the BSA, the Bank is required, among other things, to establish and maintain a BSA/AML Program with procedures reasonably

2025 Form 10-K	18

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
In July 2024, the federal banking agencies, including the Federal Reserve and the OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism (CFT) programs. The proposed amendments would require supervised institutions to identify, evaluate and document the institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, FinCEN’s published national AML/CFT priorities. In August 2024, FinCEN adopted a rule extending anti-money laundering obligations, including maintenance of an anti-money laundering program and filing certain reports with FinCEN, to certain registered investment advisers, including certain of our subsidiaries. While the final rule requires compliance with these programs beginning on January 1, 2026, in August 2025 the Secretary of the Treasury issued an order exempting covered investment advisers from compliance until January 1, 2028.
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
The CFPB, along with the U.S. Department of Justice and bank regulatory authorities, also seeks to enforce discriminatory lending laws. In such actions, the CFPB and others have historically used a disparate impact analysis, which

19	2025 Form 10-K

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
The Bank’s deposit operations are also subject to the following federal statutes and regulations, among others:
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
The CFPB examines the Bank’s compliance with such laws and the regulations under them.
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
The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC also maintained the Designated Reserve Ratio for the DIF at 2 percent.
In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with protecting uninsured depositors following the bank failures in the first half of 2023. Under the rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. In the first quarter 2024, the FDIC started collecting the special assessment at an annual rate of approximately 13.4 basis points over eight quarterly assessment periods. The special assessment for the Bank totaled $59.1 million, adjusted based upon revised loss information received from the FDIC in 2024, and resulted in pre-tax charges of $8.8 million and $50.3 million to earnings for the years ended December 31, 2024 and 2023, respectively. During 2025, the FDIC continued to reduce the DIF’s estimated losses related to these bank failures resulting in a $9.5 million reduction in our total FDIC assessment expense for the year ended December 31, 2025. Refer to the “Non-Interest Expense” section of the MD&A for additional information related to the FDIC’s special assessment.

2025 Form 10-K	20

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
Insurance Regulation
Valley’s insurance agency subsidiary, Valley Insurance Services, Inc., provides property and casualty insurance, employee benefits, risk management, loss control and claims services to business clients, as well as home, auto, boat and life insurance to individuals. In addition, VFM is licensed as an insurance agency to provide life and health insurance in several states. Regulation of insurance brokerage is generally performed at a state, rather than a national, level. Both Valley’s insurance agency subsidiaries operate in multiple states, and as a result, they and their employees are subject to various state regulatory and licensing requirements. Valley’s insurance agency subsidiaries monitor compliance with the various state insurance regulators and also have relationships with third-party vendors to ensure compliance and awareness among entities and their employees of relevant requirements and changes, and emerging regulatory issues.
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

21	2025 Form 10-K

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
At the state level, we are subject to laws and regulations such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act, collectively, the CCPA), which broadly defines personal information and gives California residents expanded privacy rights and protections, such as affording them the right to access, correct, and delete their information and to opt out of certain sharing and sales of personal information. Numerous other states also have enacted, or are in the process of enacting or considering, comprehensive state-level data privacy and cybersecurity laws and regulations that share similarities with the CCPA. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.
Additionally, the New York State Department of Financial Services (NYDFS) has issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017 and were recently amended, and which require banks, insurance companies and other financial services institutions regulated by the NYDFS, including certain of our subsidiaries, to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity regulation includes specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct ongoing, comprehensive risk assessments. Further, on an annual basis, each institution is required to submit a certification of compliance with these requirements.
Recent and ongoing developments may also impact our data privacy- and cybersecurity-related risk profile and internal controls. On October 22, 2024, the CFPB announced a final rule regarding personal financial data rights that is designed to promote “open banking.” The rule would require, among other things, that data providers, including financial institutions, to make available to consumers and certain authorized third parties upon request certain covered transaction, account and payment information. Industry organizations challenged the final rule in court. On July 29, 2025, the district court granted a motion by the CFPB to stay the proceedings while the CFPB conducts a rulemaking to revise the final rule substantially. On August 22, 2025, the CFPB issued an advance notice of proposed rulemaking to solicit comments and data on several issues as part of a reconsideration of the final rule. On October 29, 2025, the district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule.
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

2025 Form 10-K	22

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
Financial institutions are affected by changes in the economic environment, which may be impacted by changing interest rates, changing leadership and policy at the Federal Reserve, volatility in financial markets, and geopolitical instability or conflict. Economic conditions, financial and labor markets and monetary policies may be adversely affected by the impact of inflationary pressures, the impact of current or anticipated fiscal and monetary policies or changes thereto, policies of the current U.S. presidential administration (including trade policies, tariffs/import fees and immigration), the potential for an economic recession, uncertainty regarding the U.S. debt ceiling, government shutdowns, or default by the U.S. government on its obligations, and actual or perceived instability in the U.S. banking system. Changes in global economic conditions and geopolitical matters, including U.S. foreign policy and potential military actions and the conflicts between Russia and Ukraine and in the Middle East, foreign currency exchange volatility, volatility in global capital markets, inflationary pressures, and higher interest rates may meaningfully impact loan production, net interest margin, the value of our securities portfolio, and the measurement of certain significant estimates such as the allowance for credit losses. Moreover, in a period of economic contraction, we may experience elevated levels of credit losses, reduced interest income, impairment of goodwill and other financial assets, diminished access to capital markets and other funding sources, and reduced demand for our products and services. Volatility in the housing markets, real estate values and unemployment levels may result in significant write-downs of asset values by financial institutions. The majority of Valley’s lending is in northern and central New Jersey, the New York City metropolitan area and Florida. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in these areas could have a material adverse impact on the quality of Valley’s loan portfolio, results of operations and future growth potential.
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
As of December 31, 2025, total commercial real estate loans, including construction loans, represented 58.3 percent of our loan portfolio. These types of loans generally expose a lender to a higher degree of credit risk of non-payment and loss than residential mortgage loans do because of several factors, including dependence on the successful operation of a business or a project for repayment, and loan terms with a balloon payment rather than full amortization over the loan term. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. The value of the real estate collateral that provides an alternate source of repayment in the event of default by the borrower could deteriorate during the time the credit is extended. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time by our clients or a significant default by our clients would materially and adversely affect us.

23	2025 Form 10-K

Concentrations in commercial real estate are closely monitored by regulatory agencies and subject to especially heightened scrutiny both on a public and confidential basis. Any formal or informal action by our supervisors may require us to increase our reserves on these loans and adversely impact our earnings.
A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. Any weakening of the commercial real estate market, particularly certain segments in the New York City market, may increase the likelihood of default on these loans, which could negatively impact our loan portfolio’s performance and asset quality. For example, any declines in commercial real estate prices in the New Jersey, New York and Florida markets we primarily serve, along with the unpredictable long-term path of the economy, may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond those which are provided for in our allowance for loan losses. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any of these events could increase our costs, require management's time and attention, and materially and adversely affect us, and there can be no assurance that our efforts to reduce commercial real estate loan concentration and expand other areas of commercial lending activity will be successful in eliminating or mitigating these effects.
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
In 2020, we implemented specialized deposit services intended for state licensed cannabis business customers. Businesses engaged in the cultivation, manufacture, distribution, and sale of cannabis are legal in numerous states and the District of Columbia, including our primary markets of New Jersey, New York, and Florida. On December 18, 2025, President Trump signed an executive order directing the U.S. Department of Justice to reclassify marijuana as a Schedule III drug under the Controlled Substances Act of 1970. Even once such reclassification occurs, cannabis and cannabis businesses under their existing distribution models generally would not be legal at the federal level absent additional action by federal officials, and as such, we continue to incur anti-money laundering risk when serving customers in the cannabis business. In 2014, FinCEN published guidelines for financial institutions servicing state legal cannabis businesses. We have implemented a comprehensive control framework that includes written policies and procedures related to the on-boarding of such businesses and the ongoing monitoring and maintenance of such business accounts that conforms with the FinCEN guidance. Additionally, our policies call for due diligence review of the cannabis business before the business is on-boarded, including confirmation that the business is properly licensed and maintains the license in good standing in the applicable state. Throughout the relationship, our policies call for continued monitoring of the business, including site visits where appropriate, to determine if the business continues to meet our requirements, including maintenance of required licenses and calls for undertaking periodic financial reviews of the business. In the latter half of 2021, the Bank expanded its cannabis-related business offerings to some limited real estate and other secured lending. The Bank may offer additional banking products and services to such customers in the future.
There can be no assurance that compliance with our policies and procedures designed to allow us to operate in compliance with the FinCEN guidelines will protect us from federal prosecution or other regulatory sanctions. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly

2025 Form 10-K	24

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
If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine a goodwill impairment charge is necessary. Estimates of the fair value of goodwill are determined using several factors and assumptions, including, but not limited to, industry pricing multiples and estimated cash flows. Based upon Valley’s 2025 goodwill impairment testing, the fair values of its three reporting units, wealth management, consumer banking, and commercial banking, were in excess of their carrying values. No assurance can be given that we will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition. At December 31, 2025, our goodwill totaled $1.9 billion. See Note 7 to the consolidated financial statements for additional information.
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
Valley faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources than Valley to deal with the changes in the financial markets and regulatory landscape, including the rapid technological changes in the industry. Many of these competitors may have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures. Valley competes with other providers of financial services such as commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies, and a large list of other local, regional and national institutions which offer financial services.
Additionally, the financial services industry is facing a wave of digital disruption from fintech companies and other financial services providers and technology companies. These competitors provide innovative web-based solutions to traditional retail banking services and products and tend to have stronger operating efficiencies and fewer regulatory burdens than their traditional bank counterparts, including Valley. For example, the adoption and expansion of blockchain technologies and digital currencies, including the potential creation and adoption of central bank digital currencies and stablecoins, as well as the increasing use and mainstream acceptance of such digital currencies, may fundamentally change the business of banking and materially impact our business.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services which increase efficiency and enable financial institutions to better serve customers and to reduce costs and with the use of artificial intelligence, including generative and agentic artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content, or that can initiate or execute actions or workflows based on such data (collectively, “AI”). These new technologies may be superior to, or render obsolete, the technologies currently used in our products and services.
Regulatory changes may continue to allow new entrants into the markets in which we operate. The result of these regulatory changes will likely cause other non-traditional financial services companies to compete directly with Valley. Many of the companies have stronger operating efficiencies and fewer regulatory burdens than their traditional bank counterparts, including Valley.
Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many customers have become more reliant on, and their expectations have increased with respect to, this technology. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers. Service interruptions, transaction processing errors and system conversion delays may cause us to fail to comply with applicable laws and fall short of customer expectations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Valley’s business and, in turn, Valley’s financial condition and results of operations. See the “Technology Risks” section below in this Item 1A for additional information regarding our risks related to technology and use of AI.

25	2025 Form 10-K

Failure to successfully implement our growth strategies or strategic initiatives could cause us to incur substantial costs and expenses which may not be recouped and adversely affect our future profitability.
From time to time, Valley may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. Valley may invest significant time and resources to develop and market new lines of business and/or products and services. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting customer preferences, may also impact the successful implementation of a new line of business or a new product or service. Additionally, any new line of business and/or new product or service could have a significant impact on the effectiveness of Valley’s system of internal controls. We also may not be able to successfully implement strategic initiatives in accordance with our expectations with respect to timing, anticipated operational improvements or returns, or otherwise, which could result in an adverse impact on our business and financial results. We have in the past and may in the future undertake restructuring in connection with strategic initiatives, which may result in significant costs and our ability to achieve the anticipated cost savings other benefits from these actions is subject to many estimates, assumptions and uncertainties, may be disruptive both internally and to our customers, and may result loss of continuity or accumulated knowledge. Strategic initiatives and restructuring can also require a significant amount of time and focus, which may divert attention from operating the business and growth initiatives. Failure to successfully manage any of the foregoing risks could have a material adverse effect on Valley’s business, results of operations and financial condition.
We outsource various operations to third-party service providers, both domestic and foreign, which could adversely impact our operational performance.
We rely on various third-party service providers, both domestic and foreign, to perform certain operational activities. This exposes us to various risks depending on factors such as the type and amount of data these service providers access or process, the concentration of services they provide to us, and the geographies from which they operate. Our outsourcing to foreign-based service providers presents additional risk, including risks relating to economic, social, and political conditions within the service provider’s home country that may impact their provision of services and the cross-border flow of information and services and potential applicability of foreign laws and regulations. Any failure of our service providers to perform can adversely affect our ability to deliver products and services to our customers and conduct our business and may result in increased expenses and loss of business. Management is responsible for ensuring that adequate controls are in place to protect us from the risks associated with our outsourcing arrangements, but these controls may not always prove effective. Replacing or finding alternatives for underperforming service providers can also be difficult and costly, and may not be completed within sufficient timeframes, potentially adversely impacting Valley’s business.
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

2025 Form 10-K	26

detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
We are subject to risks related to originating and selling loans, including repurchase and indemnification obligations.
When loans are sold, it is customary to make representations and warranties to the purchaser about the loans, including the manner in which they were originated, and to agree to repurchase the loans or indemnify the buyer in the event of a breach of the sale agreement, including a breach of these representations or warranties. While the Bank has historically had an immaterial number of repurchase and indemnity demands from purchasers, an increase in such activity could result in losses to us. In addition to repurchase claims from Fannie Mae and Freddie Mac, the we could be subject to indemnification claims from non-government sponsored entity purchasers of our loans. Claims could be made if the loans sold fail to conform to statements about their quality, the manner in which the loans were originated and underwritten, or their compliance with state and federal law. There were no loan repurchases in 2025 and 2024. However, it is possible that our careful loan underwriting and documentation standards may not be sufficient to prevent future requests to repurchase loans or indemnify buyers, and such requests may have a negative financial impact on us.
We face risks as a servicer of loans.
The Bank acts as servicer for loans owned by investors. As servicer for loans, the Bank has certain contractual obligations to the investors or other third parties, including foreclosing on defaulted loans or, to the extent consistent with the applicable investor agreement, considering alternatives to foreclosure such as loan modifications or short sales. Generally, the Bank’s servicing obligations are set by contract, for which the Bank receives a contractual fee. However, Fannie Mae and Freddie Mac can amend their servicing guidelines unilaterally for certain government guaranteed mortgages, which can increase the scope or costs of the services required without any corresponding increase in the Bank’s servicing fee. Federal and state laws that impose additional servicing requirements could increase the scope and cost of the Bank’s servicing obligations. As a servicer, the Bank also advances expenses on behalf of investors, which it may be unable to collect and result in loss.
Interest rate swap fees within capital markets income are a significant component of our non-interest income and could fluctuate in future periods.
Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. Interest rate swap fees reported within capital markets income totaled $21.1 million, or 8 percent, and $13.3 million, or 6 percent, of total non-interest income for the years ended December 31, 2025 and 2024, respectively. Several factors, including, but not limited to, the actual and expected level of market interest rates, can impact the decisions of commercial loan customers to use such interest rate swap products. As a result, we can provide no assurance that our interest rate swap fees will remain at the level reported for the year ended December 31, 2025.
We may not be able to attract, develop and retain skilled people.
Our success depends, in large part, on our ability to attract, develop and retain key people. Competition for the best people in most activities in which we engage can be intense and we may not be able to hire people or retain them. We have been impacted by an extremely competitive labor market, including increased competition for talent across all aspects of our business, as well as increased competition with non-traditional competitors, such as fintech companies. Employers are offering increased compensation and opportunities to work with greater flexibility, including remote work, on a permanent basis. These can be important factors in a current associate’s decision to leave us as well as in a prospective associate’s decision to join us. As competition for skilled professionals remains intense, we may have to devote significant resources to attract and retain qualified personnel, which could negatively impact earnings. The unexpected loss of services of one or more of our key personnel, including, but not limited to, the executive officers disclosed in Item 1. Business of this Report, could have a material adverse impact on our business because we would lose the employees’ skills, knowledge of the market, and years of industry experience and may have difficulty promptly finding qualified replacement personnel.
We are subject to risks relating to corporate social responsibility matters that could adversely affect our reputation, business, financial condition and results of operations, as well as the price of our common and preferred stock.
We are subject to a variety of risks, including reputational risk, associated with corporate social responsibility matters. The public holds diverse and often conflicting views on these matters. We have multiple stakeholders, including our shareholders, clients, associates, federal and state regulatory authorities, and the communities in which we operate, and these stakeholders will often have differing priorities and expectations regarding these issues. If we take action in conflict with one or another of those stakeholders’ expectations, we could experience an increase in client complaints, a loss of business, or reputational harm. For example, there exists negative sentiment among certain stakeholders and government institutions against certain corporate social responsibility practices, and we may face scrutiny, reputational risk, lawsuits or market access

27	2025 Form 10-K

restrictions from these parties regarding any such initiatives we have adopted. We could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Any adverse publicity in connection with any corporate social responsibility issues could damage our reputation, ability to attract and retain clients and associates, compete effectively, and grow our business.
In addition, proxy advisory firms and certain institutional investors who manage investments in public companies may take corporate social responsibility factors into their investment analysis. The consideration of these factors in making investment and voting decisions is relatively new. Accordingly, the frameworks and methods for assessing these policies are not fully developed, vary considerably among the investment community, and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to criteria could result in erroneous perceptions or a misrepresentation of our actual policies and practices. Organizations that provide ratings information to investors on social responsibility matters may also assign unfavorable ratings to us. Certain of our clients might also require that we implement additional procedures or standards in order to continue to do business with them. If we fail to comply with specific investor or client expectations and standards in this area, or to provide the disclosure relating to social responsibility and governance issues that any third parties may believe are necessary or appropriate (regardless of whether there is a legal requirement to do so), our reputation, business, financial condition, and/or results of operations, as well as the price of our common and preferred stock could be negatively impacted.
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

2025 Form 10-K	28

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
The process for determining the amount of the allowance for credit losses is critical to our financial results and conditions. It requires difficult, subjective and complex judgments about the future, including the impact of national and regional economic conditions on the ability of our borrowers to repay their loans. If our judgment proves to be incorrect, our allowance for credit losses may not be sufficient to cover the lifetime credit losses inherent in our loan and HTM debt securities portfolios, as well as unfunded credit commitments. Deterioration in economic conditions affecting borrowers, including as a result of inflationary pressures or other macroeconomic factors, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Additionally, bank regulators review the classification of our loans in their examination of us and we may be required in the future to change the internal classification on certain loans, which may require us to increase our provision for credit losses or loan charge-offs. If actual net charge-offs were to exceed Valley’s allowance, its earnings would be negatively impacted by additional provisions for credit losses. Any increase in our allowance for credit losses or loan charge-offs as required by our regulators or otherwise could have an adverse effect on our results of operations or financial condition.
An increase in our non-performing assets may reduce our interest income and increase our net loan charge-offs, provision for loan losses, and operating expenses.
Non-performing assets (including non-accrual loans, OREO, and other repossessed assets) totaled $439.8 million at December 31, 2025. Our non-accrual loans represented 0.87 percent of total loans at December 31, 2025. These non-performing assets can adversely affect our net income mainly through decreased interest income and increased operating expenses incurred to maintain such assets or loss charges related to subsequent declines in the estimated fair value of foreclosed assets. Adverse changes in the value of our non-performing assets, or the underlying collateral, or in the borrowers’ performance or financial conditions could adversely affect our business, results of operations and financial condition. Potential stress in the commercial real estate markets, primarily in New York City metropolitan area, or other factors could also negatively impact the future performance of this portfolio. There can be no assurance that we will not experience increases in non-performing loans in the future, or that our non-performing assets will not result in lower financial returns in the future.

29	2025 Form 10-K

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
Federal Reserve supervisory guidance sets forth an expectation that a bank holding company such as Valley will consult with the Federal Reserve in advance of declaring and paying a dividend that exceeds earnings for the period in which the dividend is being paid. In July 2020, the Federal Reserve updated its supervisory guidance to provide greater clarity regarding the situations in which bank holding companies may expect an expedited consultation. To qualify, amongst other criteria, total commercial real estate loan concentrations cannot represent 300 percent or more of total capital if the outstanding balance of the commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months. Currently, we believe that Valley does meet the standard for expedited consultation and approval of its dividend, should it be required. However, if we did not qualify for an expedited consultation in the future, Valley could be subject to a lengthier and possibly more burdensome review process by the Federal Reserve when considering paying dividends that exceed quarterly earnings. The delay, reduction or elimination of our quarterly dividend could adversely affect the market price of our common stock. See additional information regarding our quarterly cash dividend and the current rate of earnings retention in the “Capital Adequacy” section of the MD&A.
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
Our access to funding sources, including the FHLB and brokered deposits, in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Unexpected changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and therefore could have a significant adverse impact on our liquidity. Other factors that could have a detrimental impact to our access to liquidity sources include a decrease in the level of our business activity due to persistent weakness, or downturn, in the economy or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not necessarily specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, including as a result of any future bank failures. In the event of future turmoil in the banking industry or other idiosyncratic events, there is no guarantee that the U.S. government will invoke the systemic risk exception, create additional liquidity programs, or take any other action to stabilize the banking industry or provide liquidity.
Additionally, any inability by Valley to access brokered deposits or other funding sources, such as the FHLB, could require us to pay significantly higher interest rates on our direct customer deposits which would have an adverse impact on our net interest income and net income. Any inability by Valley to monetize liquid assets or to access short-term funding or capital markets could constrain Valley’s ability to make new loans or meet existing lending commitments, pay its regular common stock dividend, jeopardize Valley’s capitalization, and adversely impact Valley’s net interest income and net income.
The CECL model for determining our allowance for credit losses could add volatility to our provision for credit losses and earnings.
The CECL model requires the allowance for credit losses for certain financial assets, including loans, HTM securities and certain off-balance sheet credit exposures, to be calculated based on current expected credit losses over the lives of the assets

2025 Form 10-K	30

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
We rely on our systems of controls and procedures, and if our systems fail or are circumvented, our operations could be disrupted, which may result in a material adverse effect on our business, results of operations and financial condition.
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
Our systems and networks may also be subject to disruptions from events that are wholly or partially beyond our control (including, for example, electrical, telecommunications, or other major service outages, or fraud or operational errors by our employees), which could adversely affect our ability to process transactions, provide services, or otherwise conduct business and may give rise to financial loss or liability.
Additionally, we rely on vendors whose operations may be disrupted by events such as system failures, outages, downtime or other adverse circumstances, whether within or outside of their control, and any such disruption could materially harm our business operations. We maintain a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure or internal controls, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
Our business, financial condition and results of operations could be adversely affected by natural disasters, pandemics, acts of terrorism, and other catastrophic events.
The occurrence of natural disasters, extreme weather events, acts of terrorism, health crises, the occurrence or worsening of disease outbreaks or pandemics, or other catastrophic events, as well as government actions or other restrictions in connection with such events, could adversely affect our financial condition or results of operations. The emergence of widespread health emergencies or pandemics, such as COVID-19, could lead to quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Additionally, potential acts of terrorism may occur in any of the markets in which we operate. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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

31	2025 Form 10-K

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
Valley, primarily through its principal subsidiary and certain non-bank subsidiaries, is subject to extensive federal and state regulation, supervision and examination. Banking laws, regulations, and rules are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. Many laws and regulations affect Valley’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. They encourage Valley to ensure a satisfactory level of lending in defined areas and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress, state legislatures, and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. We expect the current U.S. presidential administration will continue implementing a regulatory reform agenda that is significantly different than that of the prior administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Any such changes, including with respect to statutes, regulations or regulatory policies and changes in interpretation or implementation thereof, could affect Valley in substantial and unpredictable ways. Such changes could subject Valley to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, or may impact consumer trust in financial institutions, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on Valley’s business, financial condition and results of operations.
Valley’s compliance with certain of these laws will also be considered by banking regulators when reviewing bank merger and bank holding company acquisitions. Valley and its peer institutions generally experienced increased regulatory scrutiny following negative developments in the banking industry in 2023, and this increased scrutiny may continue notwithstanding the Trump Administration’s pursuit of a regulatory reform agenda.
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

2025 Form 10-K	32

From time to time, the FASB and the SEC change their guidance governing the form and content of Valley’s external financial statements. In addition, accounting standard setters and those who interpret GAAP, such as the FASB, SEC and banking regulators may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue, including in connection with the efforts of the FASB and International Accounting Standards Board to achieve convergence between GAAP and International Financial Reporting Standards. Changes in GAAP and changes in current interpretations are beyond Valley’s control, can be hard to predict and could materially impact how Valley reports its financial results and condition. In certain cases, Valley could be required to apply new or revised guidance retroactively or apply existing guidance differently (also retroactively) which may result in Valley restating prior period financial statements for material amounts. Additionally, significant changes to GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.
Legal proceedings could result in significant expenses, losses and damage to our reputation.
We are, and in the future may become, subject to various lawsuits, claims and proceedings. The banking industry is highly regulated and banks have a large number of customers and engage in a high volume of transactions with numerous counterparties. As a result, legal proceedings can arise in the ordinary course of our business, including lawsuits that may involve customers and former customers, borrowers, contractual counterparties, bankruptcy trustees, current and former employees, and other parties, potentially including shareholders, as well as inquiries and investigations involving various regulators. These actions may include claims for monetary damages, penalties, fines and demands for injunctive relief and one single event or issue may give rise to numerous or overlapping investigations or proceedings. If these matters are not resolved in a manner that is favorable to us, we could incur significant financial liability, become subject to restrictions or other changes on how we conduct or business, and suffer significant reputational harm that may adversely affect the market perception of our products and services. In addition, legal and regulatory matters may divert management’s attention and other resources away from our business. Any of these consequences could have a material adverse impact on our business, financial condition and results of operations.
Technology Risks
Cybersecurity incidents and other disruptions to our information systems, as well as those of our third-party service providers, could expose us to liability, losses, operational disruption and escalating operating costs.
Valley regularly collects, transmits, stores and otherwise processes personal, confidential, proprietary or sensitive information regarding its customers, employees and others for whom it services loans. In some cases, this personal, confidential, proprietary or sensitive information is collected, compiled, transmitted, stored or otherwise processed by third parties on Valley’s behalf. Cybersecurity risks have increased because of the proliferation of new technologies, including artificial intelligence, and the increased sophistication and activities of threat actors, including organized criminal groups, “hacktivists,” terrorists, nation states, nation-state supported actors and other external parties. Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems or networks, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to personal, confidential, proprietary or sensitive information, destroy data, deny service, or sabotage systems or networks, often through, among other things, the introduction of computer viruses or malware, social engineering attacks (including phishing attacks), credential stuffing, account takeovers and other means. In addition, there have been well-publicized “ransomware” attacks against various U.S. companies with the intent to materially disrupt their computer network and services. Globally, cybersecurity attacks are increasing in number and the attackers are increasingly organized and well-financed, or at times supported by state actors. In addition, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, increasing tension with China, U.S. foreign policy and potential military actions, or the unfolding events in the Middle East, may create a heightened risk of cybersecurity attacks. Cybersecurity risks also may derive from fraud, malice, or negligence on the part of our employees or third parties, or may result from human error, mistakes in connection with over-the-air updates, software bugs, server malfunctions, software or hardware failure or other technological failure. Such threats may be difficult to detect for long periods of time and also may become more frequent or effective through threat actors’ use of artificial intelligence.
We, entities that we have acquired, and certain of our third-party service providers have experienced cybersecurity incidents in the past, and may be vulnerable to future security breaches. Breaches of our systems or our vendors’ systems may expose customer data or confidential information or disrupt our services, exposing us to significant damage, operational disruption, ongoing operational and forensic investigation costs, litigation, regulatory inquiries or enforcement actions, fines, penalties, and/or reputational harm. Some of our vendors may store or have access to our data and we rely on these vendors to implement information security programs commensurate with the relevant risk. A vulnerability in our vendors’ software or systems, a failure of our vendors’ safeguards, policies or procedures, or a cyber-attack or other cybersecurity incident affecting any of these third parties could harm our business. Our ability to monitor cybersecurity practices of our vendors may be limited, and we may not be able to prevent a failure or cybersecurity incident by a vendor that may impact us or our customers. In 2023,

33	2025 Form 10-K

a third party gained unauthorized access to certain Bank customer data through our third-party service providers’ use of the MOVEit file transfer software. While our business has not been materially impacted by this or other cybersecurity incidents, similar incidents could have a material adverse effect on our business in the future.
Cybersecurity risk exposure will remain elevated or increase in the future due to, among other things, the increasing size and prominence of Valley in the financial services industry, our expansion of internet and mobile banking tools and new products based on customer needs, use of new tools like artificial intelligence, and the system and customer account conversions associated with the integration of merger targets. Successful attacks on us or any one of our many third-party service providers may adversely affect our business and result in the loss of, unauthorized access to or disclosure of, or the misuse or misappropriation of, our personal, confidential, proprietary or sensitive information or that of our customers. There can be no assurance that we or our third-party service providers will not suffer a cyber-attack or other cybersecurity incident that exposes us to significant damages, operational costs, litigation, regulatory enforcement, investigations, fines, sanctions or other penalties, or reputational harm.
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy, cybersecurity, and artificial intelligence, which could increase the cost of doing business, compliance risks and potential liability.
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations relating to cybersecurity, data privacy (including relating to the use and security of the personal information of clients, employees or others), and artificial intelligence, and any failure to comply with these laws, regulations, rules, standards and contractual obligations could expose us to liability, regulatory action, fines, and/or reputational damage. The regulatory frameworks for data privacy, cybersecurity, and artificial intelligence are in considerable flux and evolving rapidly, and these laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and federal law may conflict with some state and local laws. As new cybersecurity, data privacy, and artificial intelligence laws, regulations, rules, and standards are implemented, the time and resources needed for us to comply with such laws, regulations, rules and standards, as well as our potential liability for non-compliance and reporting obligations in the case of cyber-attacks, information security breaches or other similar incidents, may significantly increase. Compliance with these laws, regulations, rules, and standards may require us to change our policies, procedures and technology, including for information security, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws, regulations, rules and standards.
In addition to various data privacy and cybersecurity laws and regulations already in place, U.S. states and local governments are increasingly adopting cybersecurity, data privacy, and artificial intelligence laws and regulations that may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of federal, state, and local laws and regulations relating to cybersecurity, data privacy and artificial intelligence, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. See Item 1. Business—"Supervision and Regulation"—"Data Privacy and Cybersecurity Regulation" for more information regarding applicable data privacy and cybersecurity laws and regulations.
Further, we cannot ensure that our privacy policies and other disclosures or statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about data privacy and cybersecurity can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentations of our actual practices. Any concerns about our data privacy and cybersecurity practices, even if unfounded, could damage our reputation and adversely affect our business.
Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and cybersecurity laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, costs for notification to affected individuals, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

2025 Form 10-K	34

Adoption of artificial intelligence tools by us and by our third-party vendors and service providers may increase the risk of errors, omissions, bias, unfair treatment or fraudulent behavior by our employees, clients, or counterparties, or other third parties which may result in reputational harm, liability, or impact our results of operations.
We have made, and expect to continue to make investments to integrate artificial intelligence tools into our solutions, including generative artificial intelligence, machine learning, agentic artificial intelligence and similar tools and technologies that collect, aggregate, analyze or generate data or other contents, or that can initiate or execute actions or workflows based on such data (collectively, “AI”), and we expect to continue to adopt such tools responsibly and as appropriate. We also expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings and services faster than we are able to do so independently.
There are significant risks involved in utilizing AI, and we cannot assure that our or our third-party vendors’ or service providers’ use of AI will enhance our products or services or produce the intended results. The adoption and incorporation of these tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment to customers, inaccuracy of results broadly known as "hallucinations" and compliance with applicable laws and regulations. These risks can result from models being poorly designed or faulty and/or biased data being used for training, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, inappropriate or controversial data practices by developers or end-users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions. Additionally, to the extent that we may use AI for customer service communications, if such AI-enabled interactions do not operate as intended, including with respect to human escalation, or are negatively perceived by customers, then customer satisfaction and retention could be impacted and our exposure under applicable consumer protection, banking, and data privacy laws and regulations could also increase.
In an effort to adopt such tools responsibility and appropriately, we have implemented an AI governance, oversight, and strategic facilitation function that includes a risk assessment of internal and vendor AI solutions, due diligence, model validation, and controls, as well as detailed guidelines and policies designed to promote responsible, secure, and ethical use of AI. Our controls, testing and auditing processes may not prevent all errors, bias, unfair treatment or fraud in the use of AI in our services Also, given the rapid pace of adoption of these tools by vendors and service providers, we may not be aware of the addition of AI solutions prior to these tools being introduced into our environment. Failure to adequately manage AI risks can result in erroneous results and decisions made by misinformation, unwanted forms of bias, unauthorized access to sensitive, confidential, proprietary or personal information, and violations of applicable laws and regulations, leading to operational inefficiencies, competitive harm, reputational harm, ethical challenges, legal liability, regulatory findings or enforcement, losses, fines, and other adverse impacts on our business, operations and financial results. Also, if we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or to use the outputs of such AI tools, we may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.
To comply with the rapidly evolving legal and regulatory requirements governing the use of AI, we may be required to expend significant resources, and we may have to change our product offerings or business practices, or prevent or limit our use of AI.
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

35	2025 Form 10-K

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
The Board has primary oversight responsibility for our cyber and information security risk as a key part of its oversight of Valley’s enterprise-wide risk management (ERM) framework, and we employ personnel dedicated to assisting the Board in fulfilling this oversight responsibility. As a general matter, Valley seeks to address cyber and information security risks through a cross-functional approach, as described below, that is focused on identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our information security team reviews ERM-level cybersecurity risks annually, and key cybersecurity risks are incorporated into the ERM framework, which is periodically reviewed by management throughout the year by its Executive Risk Committee.
As part of this framework, we have a set of enterprise-wide policies and procedures concerning cybersecurity matters which go through an internal review process and are approved by appropriate members of senior management or the Board, which include an Information Security Policy, as well as other policies and procedures that directly or indirectly relate to

2025 Form 10-K	36

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
We also have a team of employees, including at the senior management level, who are dedicated to assisting the Board in fulfilling its oversight responsibility for cyber and information security. Valley’s Chief Information Security Officer (CISO), who is responsible for developing and implementing our cyber and information security program, has over 25 years of experience leading cyber security oversight and holds a CRISC certification, and others on our information security team have cybersecurity experience or certifications. The CISO participates in all meetings of the Cyber Subcommittee.
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

37	2025 Form 10-K

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
Impact of Cybersecurity Threats
We are regularly subject to cybersecurity attacks. Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not, to date, materially affected and are not reasonably likely to materially affect Valley, including our business strategy, results of operations or financial condition. Notwithstanding the comprehensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For more information, see Item 1A. Risk Factors for further information about these risks.

Item 2.	Properties
We conduct our business at 230 retail banking center locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, Alabama, California and Illinois. We own 96 of our banking center facilities and several non-branch operating facilities. The other properties are leased for various terms. Valley considers its properties to be suitable and adequate for its current business needs.
The following table summarizes our leased and owned retail banking centers in each state:

	Leased	Owned	Number of banking centers	% of Total
New Jersey
Northern	60	40	100	43.5%
Central	8	19	27	11.7
Total New Jersey	68	59	127	55.2
New York
Manhattan, Brooklyn and Queens	15	7	22	9.6
Long Island	9	3	12	5.2
Westchester County	6	—	6	2.6
Staten Island	1	—	1	0.4
Total New York	31	10	41	17.8
Florida	26	16	42	18.3
Alabama	4	12	16	7.0
California	3	—	3	1.3
Illinois	1	—	1	0.4
Total	133	97	230	100.0%
Our principal executive office is located at One Penn Plaza in New York, New York. Our corporate offices in New York City serve as the central hub for lending activities conducted by our senior executives and other commercial lenders. We also maintain two leased offices in New York City, primarily dedicated to commercial lending operations and to supporting our broker-dealer, VFM. Additionally, we lease several non-bank office facilities which are utilized for operational, executive, and lending activities.
During the third quarter 2023, Valley completed the sale of two corporate office buildings located in Wayne, New Jersey and relocated its headquarters to a new leased location at 70 Speedwell Avenue in Morristown, New Jersey.

2025 Form 10-K	38

Additional information regarding Valley’s leased locations and owned facilities can be found within Note 5. “Leases” and Note 6. “Premises and Equipment, Net,” respectively, in the Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

Item 3.	Legal Proceedings
In the normal course of business, we are a party to various outstanding legal proceedings and claims. In the opinion of management, our financial condition, results of operations, and liquidity should not be materially affected by the outcome of such legal proceedings and claims. See Note 14 to the consolidated financial statements for additional information regarding Valley's legal proceedings.

Item 4.	Mine and Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “VLY.” There were 6,134 shareholders of record as of December 31, 2025.
We declared cash dividends of $0.11 per share in each of the first, second, third and fourth quarters of 2025. The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements, legal requirements, regulatory constraints and other factors that our Board deems relevant.
Performance Graph
The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2020 in: (a) Valley’s common stock; (b) the KBW Regional Banking Index ("KRX"); and (c) the S&P 500 Stock Index ("S&P 500"). The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

39	2025 Form 10-K

	12/20	12/21	12/22	12/23	12/24	12/25
Valley	$100.00	$145.78	$124.49	$125.35	$110.36	$148.78
KRX	100.00	136.65	127.19	126.69	143.42	152.74
S&P 500	100.00	128.68	105.36	133.03	166.28	195.98
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
Issuer Repurchase of Equity Securities
The following table presents the repurchases of equity securities during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
October 1, 2025 to October 31, 2025	2,622,161	$11.02	2,600,000	20,617,315
November 1, 2025 to November 30, 2025	1,679,004	10.77	1,668,498	18,948,817
December 1, 2025 to December 31, 2025	11,663	11.15	—	18,948,817
Total	4,312,828	$10.92	4,268,498

(1)Includes repurchases of 44,330 shares made in connection with the vesting of employee restricted stock awards.
(2)On February 21, 2024, Valley publicly announced a new stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase under the new repurchase program became effective on April 26, 2024 and will expire on April 26, 2026.
On February 24, 2026, Valley publicly announced a new stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase under the new repurchase program will be effective on April 27, 2026 and will expire on April 27, 2028.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
The purpose of this analysis is to provide the reader with information relevant to understanding and assessing Valley’s results of operations and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this Report, and statistical data presented in this document. For comparison of our results of operations for the years ended December 31, 2024 and 2023, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.
Cautionary Statement Concerning Forward-Looking Statements
This Report, both in MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “intend,” “should,” “expect,” “believe,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “would,” “could,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Factors, in addition to risk factors listed under Item 1A. of this Report, that may differ materially from those contemplated in these forward-looking statements include, but are not limited to:
•the impact of market interest rates and monetary and fiscal policies of the U.S. federal government and its agencies in connection with prolonged inflationary pressures, which could have a material adverse effect on our clients, our business, our employees, and our ability to provide services to our customers;

2025 Form 10-K	40

•the impact of unfavorable macroeconomic conditions or downturns, including instability or volatility in financial markets resulting from the impact of tariffs/import fees and other trade policies and practices, any retaliatory actions, related market uncertainty, or other factors; U.S. government debt default or rating downgrade; unanticipated loan delinquencies; loss of collateral; decreased service revenues; increased business disruptions or failures; reductions in employment; and other potential negative effects on our business, employees or clients caused by factors outside of our control, such as new legislation and policy changes under the current U.S. presidential administration, any shutdown of the U.S federal government, geopolitical instabilities or events, natural and other disasters, including severe weather events and other climate-related risks, health emergencies, acts of terrorism, or other external events;
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
•changes in the statutes, regulations, policies, enforcement priorities, or composition of the federal bank regulatory agencies;
•the loss of or decrease in lower-cost funding sources within our deposit base;
•investigations, damage verdicts, settlements or restrictions related to existing or potential class action litigation or individual litigation arising from claims of violations of laws or regulations, contractual claims, breach of fiduciary responsibility, negligence, fraud, environmental laws, patent, trademark or other intellectual property infringement, misappropriation or other violation, employment-related claims, and other matters;
•a prolonged downturn and contraction in the economy, as well as any decline in commercial real estate values collateralizing a significant portion of our loan portfolio;
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
•our ability to stay current with rapid technological changes and evolving legal and regulatory requirements in the financial services industry, including developments relating to the use of artificial intelligence, blockchain, digital currencies, stablecoins, and related regulatory developments, as well as our ability to effectively assess and monitor the effects of, and risks associated with, the implementation and use of such technology;
•cyberattacks, ransomware attacks, computer viruses, malware or other cybersecurity incidents that may breach the security of our or our third-party service providers’ websites or other systems or networks to obtain unauthorized access to personal, confidential, proprietary or sensitive information, destroy data, disable or degrade service, or sabotage our systems or networks, and the increasing sophistication of such attacks and use of targeted tactics against the financial services industry;
•any disruption of our systems and network, or those of our third-party service providers, resulting from events that are wholly or partially beyond our control, including, for example, electrical, telecommunications, or other major service outages, or actions by employees, which may give rise to financial loss or liability;
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
•application of heightened regulatory standards for certain large insured national banks, and the expenses we will incur to develop policies, programs, and systems that comply with the enhanced standards applicable to us;

41	2025 Form 10-K

•our inability or determination not to pay dividends at current levels, or at all, because of inadequate earnings, regulatory restrictions or limitations, changes in our capital requirements, or a decision to increase capital by retaining more earnings;
•unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather and other climate-related risks, pandemics or other public health crises, acts of terrorism or other external events;
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
Allowance for Credit Losses. Determining the allowance for credit losses for loans has historically been identified as a critical accounting estimate. We estimate and recognize an allowance for lifetime expected credit losses for loans, unfunded credit commitments and HTM debt securities measured at amortized cost. See Notes 1, 3 and 4 to the consolidated financial statements for further discussion of our accounting policies and methodologies for establishing the allowance for credit losses.
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

2025 Form 10-K	42

Changes in Our Allowance for Credit Losses for Loans
Valley considers it difficult to quantify the impact of changes in the economic forecast on its allowance for credit losses for loans. However, management believes the following discussion may enable investors to better understand the variables that drive the allowance for credit losses for loans, which totaled $596.1 million and $573.3 million at December 31, 2025 and 2024, respectively.
As discussed further in the “Allowance for Credit Losses” section in this MD&A, we incorporated a multi-scenario economic forecast for estimating lifetime expected credit losses at December 31, 2025 and 2024. The qualitative economic component of our reserves at December 31, 2025 increased by $17.6 million to approximately 10 percent of total allowance for credit losses for loans at December 31, 2025 as compared to 8 percent at December 31, 2024 partly due to moderate deterioration in some forecasted economic indicators, including lower GDP growth and higher unemployment, and a lower level of previously expected losses transitioning as realized losses (i.e., charge-offs) through our ACL model in 2025. Other qualitative non-economic reserves, largely based upon management judgments about certain inherent factors in the loan portfolios not reflected in our quantitative reserves, also increased $12.2 million and represented 6 percent of total allowance for credit losses for loans at December 31, 2025 as compared to 4 percent at December 31, 2024. The increase was mostly due to higher reserves related to an increase in qualitative factor scaling adjustments to account for the difference in incurred and expected lifetime expected losses at December 31, 2025. The total increase in these significant judgmental qualitative factors during 2025 were partially offset by a decline in the quantitative portion of our allowance based upon a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by generating probability of default and loss given default metrics.
The allowance for credit losses for loans also included specific reserves totaling $82.0 million and $75.9 million, respectively, at December 31, 2025 and 2024. These reserves are largely based upon management's valuation of collateral, and, less often, the expected cash flows for collateral dependent loans.
Goodwill and Other Intangible Assets. We have significant goodwill and other intangible assets related to our acquisitions totaling $1.9 billion and $100.9 million at December 31, 2025, respectively. We record all acquired assets, including goodwill and other intangible assets, and assumed liabilities in purchase acquisitions at fair value as of the acquisition date, and expense all acquisition related costs as incurred as required by ASC Topic 805, “Business Combinations.” The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is subject to annual tests for impairment or more often, if events or circumstances indicate it may be impaired. Our determination of whether or not goodwill is impaired requires us to make significant judgments and to use significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance. Other intangible assets are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation of other intangible assets is based on undiscounted cash flow projections.
An impairment loss is recognized if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill recorded. We perform our annual goodwill impairment test in the second quarter of each year, or more often if events or circumstances warrant. In addition to the annual impairment test, we assessed the immediate and long-term impact of significant market and bank regulatory changes, if applicable, on the macroeconomic variables and economic forecasts and how those might impact the fair value of our reporting units each quarter end. After consideration of these variables and evaluating relevant events, changes in circumstances, operating results, and other potential triggering factors, management concluded that no event or change had occurred that would make it more likely than not that the fair values of our three reporting units, Wealth Management, Consumer Banking, and Commercial Banking, were below their respective carrying amounts. Therefore, we concluded there were no triggering events that would require additional goodwill impairment test of the reporting units during 2025.
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

43	2025 Form 10-K

To assist in assessing the impact of potential goodwill or other intangible assets impairment charges at December 31, 2025, the impact of a five percent impairment charge on these intangible assets would result in a reduction in pre-tax income of approximately $98.5 million. See Note 7 to the consolidated financial statements for additional information regarding goodwill and other intangible assets.
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
The provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. We perform regular reviews to ascertain the realizability of our deferred tax assets. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporate various tax planning strategies. In connection with these reviews, if we determine that a portion of the deferred tax asset is not realizable, a valuation allowance is established. Management determined it is more likely than not that Valley will realize its net deferred tax assets, except for immaterial valuation allowances, as of December 31, 2025 and 2024.
We also maintain, when necessary, a reserve related to certain tax positions that management believes contain an element of uncertainty. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. Our income tax expense reflected a decrease of $46.4 million in 2024 and an increase of $3.0 million in 2023 to our tax provision related to reserve for uncertain tax liability positions and/or accrued interest related to such positions during the years ended December 31, 2024 and 2023, respectively. We had no reserve for uncertain tax liability positions at both December 31, 2025 and 2024.
See Notes 1 and 12 to the consolidated financial statements and the “Executive Summary” and “Income Taxes” sections in this MD&A for an additional discussion on the accounting for income taxes.
New Authoritative Accounting Guidance. See Note 1 of the consolidated financial statements for a description of recent accounting pronouncements including the dates of adoption and the anticipated effect on our results of operations and financial condition.
Executive Summary
Company Overview. At December 31, 2025, Valley had consolidated total assets of $64.1 billion, total net loans of $49.6 billion, total deposits of $52.2 billion and total shareholders’ equity of $7.8 billion. Our commercial bank operations include branch office locations in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, California, Alabama and Illinois. Of our current 230 branch network, 55 percent, 18 percent, and 18 percent of the branches are located in New Jersey, New York, and Florida, respectively, with the remaining 9 percent of the branches in Alabama, California and Illinois combined.
Financial Condition. During 2025, we continued to strengthen our balance sheet to best perform in the current economic environment, while also prudently managing and reducing the overall risk of our loan portfolio. The following items, including key balance sheet initiatives, are highlights at December 31, 2025.
•Commercial Real Estate Loan Concentration: Total commercial real estate loans (including construction loans) totaled $29.2 billion, or 58.3 percent of total loans at December 31, 2025 as compared to $29.6 billion, or 60.7 percent of total loans at December 31, 2024. While commercial real estate lending remains a key pillar of the success of our relationship banking model and our lending expertise, we continue to proactively diversify our loan portfolio by reducing new originations of certain types of transactional commercial real estate lending, such as non-owner occupied and multifamily loans to single-product borrowers. We remain focused on growing our commercial and industrial, owner occupied commercial real estate, and consumer loan portfolios. At December 31, 2025, our CRE loan concentration ratio declined

2025 Form 10-K	44

to 333 percent as compared to 362 percent and 474 percent at December 31, 2024 and 2023, respectively. Based on our current loan growth targets for 2026, we expect a continued, but more gradual reduction of the CRE loan concentration ratio over the next 12 months. See further details of our loan activities under the “Loan Portfolio” section below.
•Allowance for Credit Losses: The ACL for loans totaled $596.1 million and $573.3 million at December 31, 2025 and 2024, respectively, representing 1.19 percent and 1.17 percent of total loans at each respective date. The increase reflects, among other factors, commercial and industrial loan growth of 10.4 percent in 2025, increases in both the economic forecast and non-economic qualitative reserve components of the ACL for loans and moderately higher specific reserves associated with collateral dependent loans, partially offset by a decline in quantitative reserves as compared to December 31, 2024. Given our current projections for loan growth and credit trends within our loan portfolio, we anticipate the ACL will range between 1.15 and 1.20 percent of total loans through December 31, 2026. However, we can provide no assurance that our actual future ACL for loans required under our CECL methodology will not exceed this current projection due to the uncertain nature of our assumptions. See the “Allowance for Credit Losses" section for additional information.
•Credit Quality: Net loan charge-offs decreased $84.7 million to $116.9 million in 2025 as compared to $201.6 million in 2024. Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) increased $42.1 million to $141.3 million, or 0.28 percent of total loans, at December 31, 2025 as compared to $99.2 million, or 0.20 percent of total loans, at December 31, 2024. The increase was mainly due to two larger well-secured commercial real estate loans within the 30 to 59 days past due delinquency category at December 31, 2025. Non-accrual loans increased $74.4 million to $433.9 million at December 31, 2025 as compared to December 31, 2024 largely due to an increase in non-accrual commercial real estate loans. Non-performing assets (NPAs) as a percentage of total loans and NPAs increased to 0.87 percent at December 31, 2025 as compared to 0.76 percent at December 31, 2024. See the “Non-Performing Assets” section for additional information.
•Liquid Assets: Our liquid assets totaled $6.1 billion at December 31, 2025, representing 10.3 percent of interest earning assets as compared with $5.5 billion, or 9.6 percent of interest earning assets at December 31, 2024. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. See the “Bank Liquidity” section for additional information.
•Deposits: Total deposits increased $2.1 billion to $52.2 billion at December 31, 2025 as compared to $50.1 billion at December 31, 2024. Meaningful growth in non-maturity interest bearing and non-interest bearing direct customer deposits throughout 2025 allowed us to reduce our reliance on high-cost indirect customer deposits. Total indirect customer deposits (including both brokered money market and time deposits) declined $1.7 billion to $5.4 billion at December 31, 2025 as compared with December 31, 2024. See the “Deposits and Other Borrowings” section for more details.
•Investment Securities: Total investment securities increased $808.0 million to $7.8 billion, or 12.1 percent of total assets, at December 31, 2025 as compared to December 31, 2024 mainly due to targeted purchases of residential mortgage backed securities and, to a lesser extent, corporate debt securities that were classified as AFS during the year ended December 31, 2025. See the “Investment Securities Portfolio” section for more details.
•Regulatory Capital and Shareholders' Equity: Total shareholders' equity increased $372.6 million to $7.8 billion at December 31, 2025 as compared to December 31, 2024. Valley's total risk-based capital, common equity Tier 1 capital, Tier 1 capital and Tier 1 leverage capital ratios were 13.77 percent, 10.99 percent, 11.69 percent, and 9.63 percent, respectively, at December 31, 2025 as compared to 13.87 percent, 10.82 percent, 11.55 percent and 9.16 percent, respectively, at December 31, 2024. During the year ended December 31, 2025, we repurchased a total of 6.1 million shares of our common stock at an average price of $10.41 under our current stock repurchase plan. Currently, we expect that Valley's common equity Tier 1 capital will range between 10.50 and 11.00 percent through December 31, 2026. See the "Capital Adequacy" section below for more information.
Annual Results. Net income for the year ended December 31, 2025 was $598.0 million, or $1.01 per diluted common share as compared to $380.3 million, or $0.69 per diluted common share for 2024. The $217.7 million increase in net income as compared to 2024 was mainly due to the following changes:
•a $134.9 million increase in net interest income mostly driven by lower interest rates on most interest bearing deposit products, a decrease in high-cost indirect customer deposits and additional interest income from investment security purchases, partially offset by lower yields on adjustable-rate loans and a decline in average loans mainly driven by our efforts to reduce our CRE loan concentration ratio during 2025 and 2024;

45	2025 Form 10-K

•a $169.1 million decrease in our provision for credit losses was mainly due to the impact of lower net loan charge-offs in 2025 and lower quantitative reserves in certain loan categories; and
•a $37.6 million increase in non-interest income largely due to higher volumes of transactional fees within capital markets income and increased treasury management service fees generated from commercial deposits within service charges on deposit accounts.
Which were partially offset by:
•a $87.6 million increase in income tax expense driven by higher pre-tax income; and
•a $36.3 million increase in non-interest expense mainly driven by additional tax credit investments and targeted acquisitions of key talent within our commercial and consumer banking teams that contributed to higher amortization of tax credit investments and salary and employee benefits expense, respectively, during 2025, partially offset by a reduction in our FDIC assessment and technology related expenses.
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense,” and “Income Taxes” sections in this MD&A for more details on the items above and other non-core items impacting our 2025 annual results.
Operating Environment. Real GDP increased by 2.2 percent in 2025 as compared to 2.4 percent in 2024. The increase in real GDP in 2025 primarily reflected increases in consumer spending and investment. In the fourth quarter 2025, real GDP slowed to an annualized increase of 1.4 percent as compared to 4.4 percent in the third quarter 2025 largely due to the negative impact of the federal government shutdown in October and November 2025. Inflation decreased slightly with the change in the consumer price index on a year over year basis declining from 2.9 percent at December 31, 2024 to 2.7 percent at December 31, 2025.

Beginning in mid‑September 2024, the Federal Reserve initiated a gradual easing cycle, lowering the target range for the federal funds rate over several FOMC meetings during 2024 and 2025. The target range declined from 5.25 to 5.50 percent to the current target of 3.50 to 3.75 percent in December 2025. At its January 2026 meeting, the FOMC maintained the existing target range, citing persistently elevated inflation levels, signs of stabilization in labor market conditions, and continued uncertainty in the broader economic outlook. As a result, the FOMC did not signal the timing of their next possible rate cut. However, most market economists currently project the federal funds rate to end 2026 within a target range of approximately 3.00 to 3.25 percent range.

The 10-year U.S. Treasury note yield decreased to 4.18 at December 31, 2025 from 4.58 percent one year ago, and the 2-year U.S. Treasury note yield decreased 78 basis points to 3.47 percent at December 31, 2025 as compared to December 31, 2024.

After yield curve inversion of more than two years, the normalization of interest rates (i.e., a positively sloped yield curve) during 2025 and into 2026 should be a catalyst for a stronger operating environment for banks. Expectations of moderating inflation and continued resilience in key sectors of the U.S. economy have also contributed to our positive outlook for 2026. However, heightened geopolitical risks, fiscal policy uncertainty, and evolving monetary policy considerations, including those recently noted by the Federal Reserve, continue to create uncertainty regarding the future direction of the economy. Should economic conditions deteriorate, causing business activity, spending and investment to decline, these and other factors may adversely impact our financial results, as highlighted in the remaining MD&A discussion below.
Deposits and Other Borrowings. We define cumulative deposit beta as the change in our cost of total deposits relative to the change in the average Fed Funds (upper bound) rate. We differentiate between the cumulative deposit beta during the rate increase cycle, which began in the first quarter 2022 and ended in the second quarter 2024, and the cumulative deposit beta during the rate decrease cycle which started in the third quarter 2024. Our cumulative deposit beta in the interest rate increase cycle (between December 31, 2021 and June 30, 2024) was approximately 58 percent. The Federal Reserve started an interest rate decrease cycle during the third quarter 2024. Our cumulative deposit beta in this current interest rate decrease cycle (between June 30, 2024 and December 31, 2025) was 49 percent. Our cumulative deposit beta for the fourth quarter 2025 was 55 percent. During the fourth quarter 2025, the Federal Reserve cut its target federal funds rate twice, each time by 25 basis points. The beta in the fourth quarter 2025 was mainly driven by a full quarter’s impact of the Federal Reserve's rate cut in September 2025 and our ability to broadly reduce costs of interest bearing deposit products coupled with the changes in deposit balances discussed further below. See the "Net Interest Income" section for additional details on the changes in our cost of deposits during the fourth quarter 2025.

2025 Form 10-K	46

Total average deposits increased by $626.3 million to $50.4 billion for the year ended December 31, 2025 as compared to 2024. Average savings, NOW and money market deposit balances increased $1.8 billion largely due to additional deposits generated from both commercial customer and governmental deposit accounts. Average non-interest bearing deposits increased $298.0 million to $11.5 billion for the year ended December 31, 2025 as compared to 2024 and the increase was mainly the result of our relationship-driven commercial banking efforts, and, to a much lesser extent, higher retail customer balances in 2025. These increases were partially offset by a $1.5 billion decrease in average time deposits balances due to our repayment of high-cost maturing indirect customer CDs during 2025. Average non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 53 percent and 24 percent of total deposits at December 31, 2025, respectively, as compared to 22 percent, 51 percent and 27 percent of total deposits at December 31, 2024, respectively.
Actual ending balances for deposits increased $2.1 billion to $52.2 billion at December 31, 2025 as compared to 2024 due to a $2.3 billion increase in savings, NOW and money market deposits and a $726.8 million increase in non-interest bearing deposits, partially offset by a $918.4 million decrease in time deposits. The increase in savings, NOW and money market deposits was largely due to deposit inflows from commercial customer and government deposit accounts and, to a lesser extent, increases in national specialized deposit accounts. The increase in non-interest bearing deposits was generated from the aforementioned holistic commercial relationship banking strategy of the Bank, as well as improved deposit inflows from our retail customers. The decrease in time deposits was mostly due to maturity and repayment of indirect customer CDs, partially offset by net positive inflows from new direct customer CD offerings during 2025. As a result, total indirect customer deposits (consisting of brokered CDs and money market deposits) decreased $1.7 billion to $5.4 billion at December 31, 2025 as compared to $7.1 billion at December 31, 2024. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 55 percent and 22 percent of total deposits as of December 31, 2025, respectively, as compared to 23 percent, 52 percent and 25 percent as of December 31, 2024, respectively.
The following table summarizes CDs included in time deposits in excess of the FDIC insurance limit by maturity at December 31, 2025:

2025
(in thousands)
Less than three months	$1,261,309
Three to six months	460,078
Six to twelve months	602,943
More than twelve months	336,677
Total	$2,661,007
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $14.6 billion, or 28 percent of total deposits, at December 31, 2025 as compared to $12.6 billion, or 25 percent of total deposits, at December 31, 2024.
We currently expect to grow our total deposits by 5 to 7 percent during 2026 across our retail, commercial and other specialized deposit niches. While we maintained a diversified commercial and consumer deposit base at December 31, 2025, deposit gathering initiatives and our current deposit base could be unexpectedly challenged due to increased market competition, changes in customer behavior, including attractive non-deposit investment alternatives, and other factors. As a result, we cannot guarantee that we will be able to increase or maintain deposit levels at or near those reported at December 31, 2025. Management continuously monitors liquidity and all available funding sources including non-deposit borrowings discussed below. See the “Liquidity and Cash Requirements” section of this MD&A for additional information.

47	2025 Form 10-K

The following table presents average short-term and long-term borrowings for the years ended December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Average short-term borrowings:
FHLB advances	$102,658	$375,505
Securities sold under repurchase agreements	62,343	64,946
Federal funds purchased	6,095	4,809
Total	$171,096	$445,260

Average long-term borrowings:
FHLB advances	$2,421,560	$2,428,428
Subordinated debt	540,250	641,206
Junior subordinated debentures issued to capital trusts	57,631	57,283
Total	$3,019,441	$3,126,917
Average short-term borrowings decreased $274.2 million at December 31, 2025 as compared to 2024 mostly due to a reduction in the amount of short-term FHLB advances utilized for excess overnight liquidity and funding needs during 2025 that was driven, in part, by the growth in average deposits. Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) moderately decreased $107.5 million at December 31, 2025 as compared to 2024. The decline was mostly due to a decrease in average subordinated debt balances driven by our full redemption of $215.0 million of subordinated notes in June 2025.
Actual ending balances for short-term borrowings increased $18.8 million to $91.5 million at December 31, 2025 as compared to 2024 mainly due to a moderate increase in securities sold under repurchase agreements. Long-term borrowings decreased $265.6 million to $2.9 billion at December 31, 2025 as compared to $3.2 billion at December 31, 2024 primarily due to the aforementioned subordinated notes redeemed in June 2025 and the net decrease from repayments and purchases of certain FHLB advances. See the “Net Interest Income” section below and Note 9 to the consolidated financial statements for additional details on our borrowed funds.
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

2025 Form 10-K	48

The following table presents our annualized performance ratios for the three years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Selected Performance Indicators	($ in thousands, except for %)
GAAP measures:
Net income, as reported	$597,983	$380,271	$498,511
Return on average assets	0.96%	0.61%	0.82%
Return on average shareholders’ equity	7.89	5.51	7.60
Non-GAAP measures:
Net income, as adjusted	$584,779	$343,559	$554,271
Return on average assets, as adjusted	0.94%	0.55%	0.91%
Return on average shareholders’ equity, as adjusted	7.71	4.98	8.45
Return on average tangible common shareholders’ equity (ROATCE)	11.14	8.15	11.62
ROATCE, as adjusted	10.89	7.36	12.90
Efficiency ratio, as adjusted	54.44%	57.98%	56.62%

	As of December 31,
Common Equity Per Share Data:	2025	2024	2023
Book value per common share (GAAP)	$13.39	$12.67	$12.79
Tangible book value per common share (non-GAAP)	9.85	9.10	8.79
Non-GAAP Reconciliations to GAAP Financial Measures
Adjusted net income for the three years ended December 31, 2025, 2024 and 2023 is computed as follows:

	2025	2024	2023
	(in thousands)
Net income, as reported (GAAP)	$597,983	$380,271	$498,511
Non-GAAP adjustments:
Add: Restructuring charge (1)	5,284	2,039	9,969
Add: Loss on extinguishment of debt	922	—	—
Add: Provision for credit losses for available for sale securities (2)	—	—	5,000
Add: Merger related expenses (3)	—	—	14,133
Add: Litigation reserve (4)	773	—	3,540
Add: Net losses on the sale of commercial real estate loans (5)	—	13,660	—
Less: FDIC Special assessment (6)	(9,489)	8,757	50,297
Less: (Gains) losses on available for sale and held to maturity debt securities, net (7)	(17)	15	(401)
Less: Gain on sale of commercial premium finance lending division (8)	—	(3,629)	—
Less: Net gains on sales of office buildings (8)	—	—	(6,721)
Less: Litigation settlements (9)	—	(7,334)	—
Less: Income tax benefit (10)	(11,417)	(46,431)	—
Total non-GAAP adjustments to net income	(13,944)	(32,923)	75,817
Income tax adjustments related to non-GAAP adjustments (11)	740	(3,789)	(20,057)
Net income, as adjusted (non-GAAP)	$584,779	$343,559	$554,271

49	2025 Form 10-K

(1) Represents severance expense related to workforce reductions within salary and employee benefits expense.
(2) Included in provision for credit losses for available for sale and held to maturity securities (tax disallowed).
(3) Primarily represents data processing termination costs within technology, furniture and equipment expense.
(4) Represents the change in legal reserves and settlement charges included in professional and legal fees.
(5) Represents actual and mark to market losses on bulk performing commercial real estate loan sales included in gains (losses) on sales of loans, net.
(6) Represents the (decrease) increase in estimated special assessment losses included in the FDIC insurance assessment expense.
(7) Included in gains on securities transactions, net.
(8) Included in (losses) gains on sale of assets, net.
(9) Represents recoveries from legal settlements included in other income.
(10) Represent tax benefits from discrete tax events included in income tax expense.
(11) Calculated using the appropriate blended statutory tax rate for the applicable period.
In addition to the items used to calculate net income, as adjusted, in the table above, our net income is, from time to time, impacted by fluctuations in the overall level of capital markets fees, wealth management and trust fees, and net gains on sales of loans. These amounts can vary widely from period to period due to, among other factors, commercial loan customer demand for certain interest rate swap products, brokerage and tax credit investment advisory activities and the amount and timing of residential mortgage loans originated for sale. See the “Non-Interest Income” section below for more details.
Adjusted annualized return on average assets for the three years ended December 31, 2025, 2024 and 2023 is computed by dividing adjusted net income by average assets, as follows:

	2025	2024	2023
	($ in thousands)
Net income, as adjusted (non-GAAP)	$584,779	$343,559	$554,271
Average assets (GAAP)	$62,484,314	$61,973,902	$61,065,897
Annualized return on average assets, as adjusted (non-GAAP)	0.94%	0.55%	0.91%
Adjusted annualized return on average shareholders' equity for the three years ended December 31, 2025, 2024 and 2023 is computed by dividing adjusted net income by average shareholders' equity, as follows:

	2025	2024	2023
	($ in thousands)
Net income, as adjusted (non-GAAP)	$584,779	$343,559	$554,271
Average shareholders' equity (GAAP)	$7,581,374	$6,900,204	$6,558,768
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	7.71%	4.98%	8.45%

2025 Form 10-K	50

ROATCE and adjusted ROATCE for the three years ended December 31, 2025, 2024 and 2023 are computed by dividing net income and adjusted net income, respectively, by average tangible common shareholders’ equity calculated, as follows:

	2025	2024	2023
	($ in thousands)
Net income available to common shareholders, as reported (GAAP)	$569,002	$358,902	$482,376
Add: Amortization of other intangible assets (net of tax), other than loan servicing rights	20,878	22,210	25,393
Net income available to common shareholders excluding intangible amortization (GAAP)	589,880	381,112	507,769
Average shareholders’ equity (GAAP)	$7,581,374	$6,900,204	$6,558,768
Less: Average preferred shareholders equity	354,345	268,622	209,691
Less: Average goodwill and other intangible assets	1,858,851	1,859,614	1,860,899
Less: Average intangible assets (net of deferred tax liability), other than loan servicing rights	72,951	94,807	119,456
Average tangible common shareholders' equity (non-GAAP)	5,295,227	4,677,161	4,368,722
ROATCE (non-GAAP)	11.14%	8.15%	11.62%
Net income available to common shareholders, as adjusted (non-GAAP)	$555,798	$322,190	$538,136
Add: Amortization of other intangible assets (net of tax), other than loan servicing rights	20,878	22,210	25,393
Net income available to common shareholders excluding intangible amortization (non-GAAP)	576,676	344,400	563,529
Average tangible common shareholders' equity (non-GAAP)	5,295,227	4,677,161	4,368,722
ROATCE, as adjusted (non-GAAP)	10.89%	7.36%	12.90%
The efficiency ratio for the years ended December 31, 2025, 2024 and 2023 is computed as follows:

	2025	2024	2023
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$1,142,126	$1,105,860	$1,162,691
Less: Loss on extinguishment of debt	922	—	—
Less: FDIC Special assessment (1)	(9,489)	8,757	50,297
Less: Restructuring charge (2)	5,284	2,039	9,969
Less: Merger related expenses (3)	—	—	14,133
Less: Litigation reserve (4)	773	—	3,540
Less: Amortization of tax credit investments	41,792	18,946	18,009
Total non-interest expense, as adjusted (non-GAAP)	1,102,844	1,076,118	1,066,743
Net interest income, as reported (GAAP)	1,763,644	1,628,708	1,665,478
Total non-interest income, as reported (GAAP)	262,126	224,501	225,729
Add: Net losses on the sale of commercial real estate loans (5)	—	13,660	—
Less: Net gains on sales of office buildings (6)	—	—	(6,721)
Less: Gain on sale of commercial premium finance lending division (6)	—	(3,629)	—
Less: (Gains) losses on available for sale and held to maturity debt securities transactions, net (7)	(17)	15	(401)
Less: Litigation settlements (8)	—	(7,334)	—
Gross operating income, as adjusted (non-GAAP)	$2,025,753	$1,855,921	$1,884,085
Efficiency ratio (non-GAAP)	54.44%	57.98%	56.62%

(1)Included in the FDIC insurance expense.
(2)Represents severance expense related to workforce reductions within salary and employee benefits expense.
(3)Primarily represents data processing termination costs within technology, furniture and equipment expense for 2023.
(4)Included in professional and legal fees.
(5)Included in gains (losses) on sales of loans, net.

51	2025 Form 10-K

(6)Included in (losses) gains on sales of assets, net.
(7)Included in gains on securities transactions, net.
(8)Represents recoveries from legal settlements included in other income.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding for the two years ended December 31, 2025 and 2024, as follows:

	2025	2024
	($ in thousands, except for share data)
Common shares outstanding	556,618,021	558,786,093
Shareholders’ equity (GAAP)	$7,807,698	$7,435,127
Less: Preferred stock	354,345	354,345
Less: Goodwill and other intangible assets	1,969,811	1,997,597
Tangible common shareholders’ equity (non-GAAP)	$5,483,542	$5,083,185
Tangible book value per common share (non-GAAP)	$9.85	$9.10
Book value per common share (GAAP)	13.39	12.67
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
Annual Period 2025. Net interest income on a tax equivalent basis increased by $134.7 million to $1.8 billion for 2025 as compared to 2024. Interest expense decreased by $259.9 million to $1.5 billion for 2025 as compared to 2024 mainly due to (i) our ability to lower rates on most interest bearing deposit products during the market interest rate decrease cycle since the second quarter 2024 and (ii) non-interest bearing deposit growth that has partially contributed to the repayment of higher-cost indirect customer deposits during the second half of 2025. Interest income on a tax equivalent basis decreased $125.2 million to $3.2 billion for 2025 as compared to 2024 largely due to downward repricing of adjustable rate loans, partially offset by additional interest income from the purchases of higher yielding taxable investment securities during 2025.
Average interest earning assets totaling $58.0 billion for the year ended December 31, 2025 increased $645.0 million, or 1.1 percent, as compared to 2024. The increase was mainly due to a $1.7 billion increase in average taxable investments mostly resulting from purchases of residential mortgage-backed securities classified as available for sale during year ended December 31, 2025. The increase in taxable investments was partially offset by a $884.3 million decrease in average loan balances mostly caused by our strategic efforts to reduce the level of transactional commercial real estate loans in our portfolio, including our bulk loan portfolio sales of such loans totaling $920.3 million in the fourth quarter 2024. Average interest bearing cash balances also declined by $128.2 million as compared to 2024 as we reduced the level of excess overnight cash balances.
Average interest bearing liabilities decreased $53.4 million to $42.1 billion for the year ended December 31, 2025 as compared to 2024. This decrease mainly reflects a decline in short-term average FHLB advances and our redemption of certain subordinated notes during the second quarter 2025, which were mostly offset by the increase in average interest bearing deposits. Average interest bearing deposits increased $328.3 million as compared to 2024 mainly driven by strong growth in non-maturity interest bearing and non-interest bearing deposit balances, partially offset by repayments of indirect customer time deposits in 2025. See additional information under "Deposits and Other Borrowings" in the Executive Summary section above.
Net interest margin on a tax equivalent basis was 3.05 percent for the year ended December 31, 2025 and increased 20 basis points as compared to 2024. The increase as compared to 2024 was mostly driven by a 61 basis point decline in the cost of average interest-bearing deposits, partially offset by the lower yield on average interest earning assets. The overall cost of average interest bearing liabilities decreased 61 basis points to 3.49 percent for the year ended December 31, 2025 as compared to 2024 mainly due to the decrease in higher cost time deposits, lower interest rates on most deposit products and, to a much lesser extent, the decline in short-term borrowings. The yield on average interest earning assets decreased by 28 basis points to 5.59 percent or 2025 as compared to 5.87 percent in 2024 largely due to the downward repricing of our adjustable rate loans, as well as the lower yield on overnight interest bearing cash balances, partially offset by the purchases of higher yielding investment securities during 2025.
Fourth Quarter 2025. Net interest income on a tax equivalent basis of $466.1 million for the fourth quarter 2025 increased $18.7 million and $41.9 million as compared to the third quarter 2025 and fourth quarter 2024, respectively, largely resulting from a decline in the cost of deposits and additional interest income from growth in average loans and taxable

2025 Form 10-K	52

investments. Total interest expense decreased $29.8 million to $350.9 million for the fourth quarter 2025 as compared to the third quarter 2025. The decrease was the result of (i) strong non-interest bearing deposit growth, (ii) lower interest rates offered on most interest bearing deposit products and (iii) the repayment of maturing higher-cost indirect customer time deposits during the second half of 2025. Interest income on a tax equivalent basis also decreased $11.1 million to $817.0 million for the fourth quarter 2025 as compared to the third quarter 2025. The decrease mostly resulted from downward repricing of adjustable rate loans, partially offset by the aforementioned additional interest income from both new loans and taxable investments in the fourth quarter 2025.
Net interest margin on a tax equivalent basis of 3.17 percent for the fourth quarter 2025 increased 12 basis points and 25 basis points from 3.05 percent and 2.92 percent, respectively, for the third quarter 2025 and fourth quarter 2024. The increase as compared to the third quarter 2025 was mostly due to a 24 basis point decrease in our cost of total average deposits to 2.45 percent for the fourth quarter 2025, partially offset by the negative impact of the lower yield on average interest earning assets. Our cost of total average deposits was 2.45 percent for the fourth quarter 2025 as compared to 2.69 percent and 2.94 percent for the third quarter 2025 and fourth quarter 2024, respectively. The overall cost of average interest bearing liabilities decreased by 27 basis points to 3.30 percent for the fourth quarter 2025 as compared to the linked third quarter 2025. The yield on average interest earning assets decreased by 9 basis points to 5.56 percent on a linked quarter basis largely due to downward repricing of our adjustable rate loans and the lower yield on overnight interest bearing cash balances, partially offset by higher yields on new loans and investment securities during the fourth quarter 2025.
Based upon our current projections, we anticipate net interest income growth of approximately 11 to 13 percent for the full year of 2026 as compared to 2025. Net interest margin is expected to reach 3.30 percent by the end of 2026 as we continue to benefit from loan growth and repricing. While we are optimistic about the projected net interest income for 2026, our forecasts include several uncertain assumptions, including projected loan growth and our ability to decrease funding costs over the next 12 months. Therefore, we cannot provide any assurances that our future net interest income or margin will meet our current estimates or remain near the levels reported for the fourth quarter 2025.

53	2025 Form 10-K

The following table reflects the components of net interest income for each of the three years ended December 31, 2025, 2024 and 2023:
ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2025			2024			2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$49,146,291	$2,881,381	5.86%	$50,030,586	$3,079,958	6.16%	$49,351,861	$2,887,026	5.85%
Taxable investments (3)	7,429,931	295,789	3.98	5,741,591	206,898	3.60	4,990,942	154,847	3.10
Tax-exempt investments (1)(3)	542,608	23,491	4.33	573,491	24,371	4.25	616,555	25,703	4.17
Interest bearing deposits with banks	844,070	36,847	4.37	972,258	51,482	5.30	1,541,170	76,809	4.98
Total interest earning assets	57,962,900	3,237,508	5.59	57,317,926	3,362,709	5.87	56,500,528	3,144,385	5.57
Allowance for loan losses	(589,106)			(502,236)			(452,713)
Cash and due from banks	381,914			429,075			395,895
Other assets	4,868,074			4,882,916			4,805,711
Unrealized losses on securities available for sale, net	(139,468)			(153,779)			(183,524)
Total assets	$62,484,314			$61,973,902			$61,065,897
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$26,930,256	$812,424	3.02%	$25,148,637	$913,963	3.63%	$23,228,453	$739,025	3.18%
Time deposits	11,967,944	504,158	4.21	13,421,273	644,964	4.81	12,704,775	535,749	4.22
Total interest bearing deposits	38,898,200	1,316,582	3.38	38,569,910	1,558,927	4.04	35,933,228	1,274,774	3.55
Short-term borrowings	171,096	5,739	3.35	445,260	22,047	4.95	1,881,700	94,869	5.04
Long-term borrowings	3,019,441	146,519	4.85	3,126,917	147,815	4.73	2,227,578	103,770	4.66
Total interest bearing liabilities	42,088,737	1,468,840	3.49	42,142,087	1,728,789	4.10	40,042,506	1,473,413	3.68
Non-interest bearing deposits	11,506,092			11,208,053			12,558,441
Other liabilities	1,308,111			1,723,558			1,906,182
Shareholders’ equity	7,581,374			6,900,204			6,558,768
Total liabilities and shareholders’ equity	$62,484,314			$61,973,902			$61,065,897
Net interest income/interest rate spread (5)		1,768,668	2.10%		1,633,920	1.77%		1,670,972	1.89%
Tax equivalent adjustment		(5,024)			(5,212)			(5,494)
Net interest income, as reported		$1,763,644			$1,628,708			$1,665,478
Net interest margin (6)			3.04%			2.84%			2.95%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.05%			2.85%			2.96%

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
(6)Net interest income as a percentage of total average interest earning assets.

2025 Form 10-K	54

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

CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	2025 Compared to 2024			2024 Compared to 2023
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest income:
Loans*	$(53,737)	$(144,840)	$(198,577)	$40,137	$152,795	$192,932
Taxable investments	65,539	23,352	88,891	25,103	26,948	52,051
Tax-exempt investments*	(1,331)	451	(880)	(1,822)	490	(1,332)
Federal funds sold and other interest bearing deposits	(6,277)	(8,358)	(14,635)	(29,868)	4,541	(25,327)
Total increase (decrease) in interest income	4,194	(129,395)	(125,201)	33,550	184,774	218,324
Interest expense:
Savings, NOW and money market deposits	61,511	(163,050)	(101,539)	64,286	110,652	174,938
Time deposits	(65,812)	(74,994)	(140,806)	31,428	77,787	109,215
Short-term borrowings	(10,702)	(5,606)	(16,308)	(71,155)	(1,667)	(72,822)
Long-term borrowings and junior subordinated debentures	(5,157)	3,861	(1,296)	42,492	1,553	44,045
Total (decrease) increase in interest expense	(20,160)	(239,789)	(259,949)	67,051	188,325	255,376
Increase (decrease) in net interest income	$24,354	$110,394	$134,748	$(33,501)	$(3,551)	$(37,052)

*    Interest income is presented on a tax equivalent basis using a 21 percent federal tax rate.
Non-Interest Income
Non-interest income represented 12.9 percent and 12.1 percent of total net interest income plus non-interest income for 2025 and 2024, respectively. For the year ended December 31, 2025, non-interest income increased $37.6 million as compared to the year ended December 31, 2024. See further details below.
The following table presents the components of non-interest income for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
	(in thousands)
Wealth management and trust fees	$63,436	$62,616	$44,158
Insurance commissions	13,374	12,794	11,116
Capital markets	42,019	27,221	41,489
Service charges on deposit accounts	61,227	48,276	41,306
Gains on securities transactions, net	74	100	1,104
Fees from loan servicing	13,352	12,393	10,670
Gains (losses) on sales of loans, net	6,906	(5,840)	6,054
(Losses) gains on sales of assets, net	(3)	3,727	6,809
Bank owned life insurance	20,048	16,942	11,843
Other	41,693	46,272	51,180
Total non-interest income	$262,126	$224,501	$225,729
Capital markets income increased $14.8 million for the year ended December 31, 2025 as compared to 2024. The increase was mainly due to fee income growth from higher volumes of (i) interest rate swap transactions related to commercial lending activities and (ii) loan syndication transactions. Swap fee income totaled $21.1 million and $13.3 million for the years ended

55	2025 Form 10-K

December 31, 2025 and 2024, respectively. Loan syndication and participation fees totaled $8.2 million for the year ended December 31, 2025 as compared to $3.7 million for 2024.
Service charges on deposit accounts increased $13.0 million for the year ended December 31, 2025 as compared to 2024 mainly due to additional treasury management service related fees generated from commercial deposit accounts.
Net gains on sales of loans were $6.9 million for the year ended December 31, 2025 as compared to net losses of $5.8 million for 2024. Net gains for the year ended December 31, 2025 were driven, in part, by gains on sales of residential mortgage loans, partially offset by a $1.3 million loss on the sale of one non-performing commercial real estate loan classified as held for sale during the third quarter 2025. Net losses for the year ended December 31, 2024 were largely attributable to $13.7 million of realized losses resulting from the sale of performing commercial real estate loans in the fourth quarter 2024, partially offset by net gains on sales of residential mortgage loans originated for sale. Overall, our ability to generate net gains on residential mortgage loan sales continues to be constrained by several factors, including elevated mortgage interest rates, reduced customer demand for conforming loan products, and our strategic decision not to originate certain residential mortgage loans for sale. This decision can be influenced by multiple considerations, such as our current objective to reduce commercial real estate loan concentration and further diversify the loan portfolio. See further discussions of our residential mortgage loan origination activity under the “Loan Portfolio” section of this MD&A below.
Net gains on sales of assets decreased $3.7 million for the year ended December 31, 2025 as compared to 2024. Net gains on sales of assets for the year ended December 31, 2024, were mainly attributable to a $3.6 million net gain realized on the sale of our commercial premium finance lending business.
Bank owned life insurance income increased $3.1 million for the year ended December 31, 2025 as compared to 2024 driven by higher returns on the underlying investment securities during most of the 2025.
Other non-interest income decreased $4.6 million for the year ended December 31, 2025 as compared to 2024. The decline largely reflects $7.3 million in litigation settlement income recorded in the third quarter of 2024, partially offset by increases in card fee income during the year ended December 31, 2025 as compared to 2024.
During 2025, we continued to offer a robust suite of fee income product and services for our growing customer base, including treasury management services for commercial banking clients which have helped us generate additional fee income and attract new customers. During 2026, we plan to further leverage the investments that we have made in our treasury solutions, foreign exchange and syndication platforms, and continue to focus on growing revenues from service charges on deposits accounts, interest rate swap transactions and our broker dealer subsidiary.
Non-Interest Expense
Non-interest expense increased $36.3 million to $1.1 billion for the year ended December 31, 2025 as compared to 2024 due, in large part, to amortization expense related to additional tax credit investments and higher salary and employee benefits expenses resulting from strategic investments in our commercial and consumer banking teams and enhancements to our business operating model in 2025. See further details below.
The following table presents the components of non-interest expense for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
		(in thousands)
Salary and employee benefits expense	$579,520	$558,595	$563,591
Net occupancy expense	102,294	102,124	101,470
Technology, furniture and equipment expense	123,876	135,109	150,708
FDIC insurance assessment	39,059	61,476	88,154
Amortization of other intangible assets	30,428	35,045	39,768
Professional and legal fees	86,747	70,315	80,567
Loss on extinguishment of debt	922	—	—
Amortization of tax credit investments	41,792	18,946	18,009
Other	137,488	124,250	120,424
Total non-interest expense	$1,142,126	$1,105,860	$1,162,691

2025 Form 10-K	56

Salary and employee benefits expense increased $20.9 million for the year ended December 31, 2025 as compared to 2024. The increase primarily reflects higher salary expense driven by rising salary costs due to inflation and our investment in new key talent in 2025. Severance expense related to workforce reductions totaled $5.3 million and $2.0 million for the years ended December 31, 2025 and 2024, respectively.
Technology, furniture and equipment expense decreased $11.2 million for the year ended December 31, 2025 as compared to 2024 primarily due to incremental decreases in data processing, depreciation and telecommunications expenses in 2025.
FDIC insurance assessment expense decreased $22.4 million for the year ended December 31, 2025 as compared to 2024. The decrease was largely driven by an $18.2 million decrease in the total estimated expense related to the FDIC special assessment applied to us to recover losses in the Deposit Insurance Fund from protecting uninsured depositors following two of the bank failures in 2023, and, amongst other factors, a decrease in our normal FDIC assessment resulting from improved levels of regulatory capital throughout 2025 as compared to 2024.
Amortization of other intangibles decreased $4.6 million for the year ended December 31, 2025 as compared to 2024 mainly due to lower amortization expense of core deposits and other intangible assets. See Note 7 to the consolidated financial statements for additional information.
Professional and legal fees increased $16.4 million for the year ended December 31, 2025 as compared to 2024 primarily due to higher consulting fees related to enhancements to our business operating model and other transformation efforts in 2025. During the fourth quarter 2025, our professional and legal fees totaled $26.8 million. We expect this higher level of professional and legal fees to continue into most of 2026.
Amortization of tax credit investments increased $22.8 million for the year ended December 31, 2025 as compared to 2024 mainly due to large purchases of tax-advantaged investments during 2025. See Note 13 for more details regarding our tax credit investments.
Other non-interest expense increased $13.2 million for the year ended December 31, 2025 as compared to 2024. The increase was due, in part, to a $6.0 million increase in OREO related losses on fair valuation write-down of two commercial real estate properties and several other incremental expenses within the category, including those related to Valley's new brand campaign and other general operating expenses.
Income Taxes
Income tax expense was $145.9 million for the year ended December 31, 2025, reflecting an effective tax rate of 19.6 percent, as compared to $58.2 million for the year ended December 31, 2024, reflecting an effective tax rate of 13.3 percent. The increase in income tax expense during 2025 was largely driven by (i) higher pre-tax income and (ii) a $46.4 million tax benefit realized in 2024 on the total reduction in our uncertain tax liability positions and related accrued interest due to statute of limitation expirations. In addition, income tax expense for 2025 reflected an $11.4 million tax refund benefit realized due to the closure of a federal audit during the fourth quarter 2025 and additional investments in tax credits as compared to 2024.
On July 4, 2025, the OBBBA was signed into law. The OBBBA extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act, includes tax relief measures, modifies certain energy tax credits and sets various limits on tax deductions, among other key provisions. The enactment of the OBBBA did not have a material impact on our consolidated financial statements for the year ended December 31, 2025. Certain provisions of the OBBBA that are effective starting in 2026 are also not expected to have a material impact on our consolidated financial statements.
GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will be in the range of 23 to 24 percent for 2026.
See additional information regarding our income taxes under our “— Critical Accounting Estimates” section above, as well as Note 12 to the consolidated financial statements.

57	2025 Form 10-K

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
The accounting for each operating segment and Treasury and Corporate Other includes internal accounting policies designed to measure consistent and reasonable financial reporting and may result in income and expense measurements that differ from amounts under GAAP. The financial reporting for each segment contains allocations and reporting in line with Valley’s operations, which may not necessarily be comparable to those of any other financial institution. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data. See Note 20 to the consolidated financial statements for additional information.
The following tables present the financial data for Valley's operating segments, and Treasury and Corporate Other for the years ended December 31, 2025 and 2024:

	2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,675,089	$38,471,202	$8,816,609	$57,962,900

Interest income	$523,519	$2,352,838	$356,127	$3,232,484
Interest expense	270,518	974,900	223,422	1,468,840
Net interest income	253,001	1,377,938	132,705	1,763,644
(Credit) provision for credit losses	(630)	140,317	87	139,774
Net interest income after provision for credit losses	253,631	1,237,621	132,618	1,623,870
Non-interest income	139,321	101,168	21,637	262,126
Non-interest expense
Salary and employee benefits expense	132,712	391,384	55,424	579,520
Net occupancy expense	19,109	67,704	15,481	102,294
Technology, furniture, and equipment expense	26,770	80,444	16,662	123,876
FDIC insurance assessment	10,545	38,001	(9,487)	39,059
Professional and legal fees	14,712	61,092	10,943	86,747
Other segment items *	54,172	72,873	83,585	210,630
Total non-interest expense	$258,020	$711,498	$172,608	$1,142,126
Income (loss) before income taxes	$134,932	$627,291	$(18,353)	$743,870
Return on average interest earning assets (pre-tax)	1.26%	1.63%	(0.21)%	1.28%
Net interest margin	2.37%	3.59%	1.51%	3.05%

2025 Form 10-K	58

	2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,914,917	$40,115,669	$7,287,340	$57,317,926

Interest income	$478,680	$2,596,066	$282,751	$3,357,497
Interest expense	299,048	1,209,945	219,796	1,728,789
Net interest income	179,632	1,386,121	62,955	1,628,708
Provision for credit losses	24,561	284,827	(558)	308,830
Net interest income after provision for credit losses	155,071	1,101,294	63,513	1,319,878
Non-interest income	135,331	77,690	11,480	224,501
Non-interest expense
Salary and employee benefits expense	118,953	389,622	50,020	558,595
Net occupancy expense	18,003	71,360	12,761	102,124
Technology, furniture, and equipment expense	25,681	93,811	15,617	135,109
FDIC insurance assessment	10,448	42,271	8,757	61,476
Professional and legal fees	11,254	52,666	6,395	70,315
Other segment items *	58,282	54,007	65,952	178,241
Total non-interest expense	$242,621	$703,737	$159,502	$1,105,860
Income (loss) before income taxes	$47,781	$475,247	$(84,509)	$438,519
Return on average interest earning assets (pre-tax)	0.48%	1.18%	(1.16)%	0.77%
Net interest margin	1.81%	3.45%	0.86%	2.84%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.
Consumer Banking Segment. The Consumer Banking segment represented 19.8 percent of the total loan portfolio at December 31, 2025, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.6 percent of our total loan portfolio at December 31, 2025) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (representing 4.4 percent of total loans at December 31, 2025) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of asset management advisory, brokerage, trust, personal and title insurance, tax credit advisory services, and our international and domestic private banking businesses.
Consumer Banking’s average interest earning assets increased $760.2 million to $10.7 billion for the year ended December 31, 2025 as compared to 2024. The increase was mostly due to solid growth in both our automobile and residential mortgage loan portfolios over the last 12-month period and, to a lesser extent, moderate increases in average home equity loan and secured personal lines of credit balances for 2025.
Income before income taxes generated by the Consumer Banking segment increased $87.2 million to $134.9 million for the year ended December 31, 2025 as compared to $47.8 million for the year ended December 31, 2024. The increase was mostly driven by an increase in net interest income combined with a lower provision for credit losses, partially offset by higher non-interest expense as compared to 2024. Net interest income increased $73.4 million as compared to 2024 mainly due to additional interest income from the aforementioned growth in average loans coupled with lower funding costs. The provision for loan losses decreased $25.2 million from $24.6 million for 2024 partly due to the continued strong performance of the loan portfolio, specifically residential mortgage loans, and its positive impact on the quantitative reserves component of our ACL model, amongst other factors. See further details in the “Allowance for Credit Losses” section of this MD&A. Non-interest income increased $4.0 million as compared to 2024 mainly due to higher service charges on deposit accounts and card fee income. Non-interest expense increased $15.4 million to $258.0 million for the year ended December 31, 2025 as compared to

59	2025 Form 10-K

2024 largely driven by increases in salaries and employee benefits expense and professional and legal fees. See more details in the "Non-Interest Expense" section of this MD&A.
Net interest margin on the Consumer Banking portfolio increased 56 basis points to 2.37 percent for the year ended December 31, 2025 as compared to 2024 mainly due to a 49 basis point decrease in the costs associated with our funding sources combined with a 7 basis point increase in the yield on average loans. The decrease in our funding costs was mainly caused by gradually lower interest rates on most of our deposit products during 2025, as well as the maturity and repayment of higher cost time deposits. The 7 basis point increase in loan yield was largely due to higher yielding new loan originations and the repayment of lower yielding loans in 2025. See more details in the “Net Interest Income” section of this MD&A.
Commercial Banking Segment. The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $11.0 billion and represented 21.9 percent of the total loan portfolio at December 31, 2025. Commercial real estate and construction loans totaled $29.2 billion and represented 58.3 percent of the total loan portfolio at December 31, 2025.
Average interest earning assets in Commercial Banking segment decreased $1.6 billion to $38.5 billion for the year ended December 31, 2025 as compared to 2024. This decrease mostly reflects the bulk sales of certain performing commercial real estate loans during the fourth quarter 2024, as well as repayment activity related to continued strategic runoff of non-relationship/transactional loans largely within the commercial real estate loan category, partially offset by organic loan growth within the commercial and industrial loan portfolio during the year ended December 31, 2025.
For the year ended December 31, 2025, income before income taxes for Commercial Banking increased $152.0 million to $627.3 million as compared to 2024. The increase was primarily attributable to a $144.5 million decrease in the provision for loan losses largely due to a decline in net loan charge-offs during 2025 and a reduction in quantitative reserves for certain commercial loan categories at December 31, 2025 as compared to December 31, 2024. Non-interest income increased $23.5 million in 2025 as compared to 2024 mostly due to both higher interest rate swap fee income and continued growth in treasury management service fees on commercial deposit accounts during 2025. Net interest income decreased $8.2 million in 2025 as compared to 2024 mainly due to downward repricing of adjustable rate loans and lower average loan balances in this segment, partially offset by our lower cost of funding sources. See details in the “Allowance for Credit Losses for Loans” and "Non-Interest Income" sections of this MD&A.
The net interest margin for this segment increased 14 basis points to 3.59 percent for the year ended December 31, 2025 as compared to 2024, due to a 49 basis point decrease in the cost of our funding sources, partially offset by a 35 basis point decrease in the yield on average loans.
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
Unallocated items included in Treasury and Corporate Other consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as other non-core items, including corporate restructuring charges, the FDIC special assessment, loss on extinguishment of debt, and income from litigation settlements.
Treasury and Corporate Other's average interest earning assets increased $1.5 billion to $8.8 billion for the year ended December 31, 2025 as compared to 2024 primarily due to additional purchases of residential mortgage-backed securities classified as AFS during 2025. The increase in average investment securities was partially offset by a $128.2 million decline in average interest bearing cash held overnight for the year ended December 31, 2025.
The net loss before taxes for this segment totaled $18.4 million for the year ended December 31, 2025 as compared to $84.5 million for 2024. The decrease in pre-tax loss was primarily driven by an increase in net interest income. Net interest income increased $69.8 million to $132.7 million for the year ended December 31, 2025 compared to 2024 largely due to the additional interest income generated from higher average taxable investment securities. Non-interest income increased $10.2

2025 Form 10-K	60

million for the year ended December 31, 2025 as compared to 2024, which was mostly due to the net effect of discrete infrequent items in 2024, including aggregate net realized losses of $13.7 million on the sales of performing commercial real estate loans and $7.3 million in litigation settlement income. Non-interest expense increased $13.1 million to $172.6 million for the year ended December 31, 2025 as compared to 2024 largely due to (i) a $22.8 million increase in the amortization of tax credit investments and (ii) increases in salaries and employee benefits expense and legal and professional fees, partially offset by (iii) a decrease of $18.2 million in the FDIC insurance special assessment allocated to Treasury and Other. See more details in the "Non-Interest Income" and "Non-Interest Expense" sections of this MD&A.
Treasury and Corporate Other's net interest margin increased 65 basis points to 1.51 percent for the year ended December 31, 2025 as compared to the same period in 2024 due to a 49 basis point decrease in cost of our funding source combined with a 16 basis point increase in the yield on average investments. The increase in yield on average investments as compared to 2024 was largely due to the higher yielding investments purchased during 2025.
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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates, non-maturity deposit betas, and the prepayment assumptions of certain assets and liabilities as of December 31, 2025. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of December 31, 2025. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of December 31, 2025. Although the size of Valley’s balance sheet is forecasted to remain static as of December 31, 2025, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the fourth quarter 2025. The model utilizes an immediate parallel shift in market interest rates at December 31, 2025.
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

61	2025 Form 10-K

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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$96,271	4.96%
+200	65,540	3.38
+100	32,811	1.69
- 100	(28,355)	(1.46)
- 200	(57,832)	(2.98)
- 300	(58,161)	(3.00)
As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged is projected to decrease net interest income over the next 12-month period by 1.46 percent. Management believes the interest rate sensitivity of our balance sheet remains within an expected tolerance range at December 31, 2025. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
The following table sets forth the amounts of interest earning assets and interest bearing liabilities that were outstanding at December 31, 2025. The expected cash flows are categorized based on each financial instrument’s anticipated maturity or interest rate reset date in each of the future periods presented.
INTEREST RATE SENSITIVITY ANALYSIS

	2026	2027	2028	2029	2030	Thereafter	Total Balance
	($ in thousands)
Interest sensitive assets:
Available for sale debt securities	$678,234	$697,130	$435,607	$413,733	$400,644	$1,576,870	$4,202,218
Held to maturity debt securities	404,085	269,602	258,603	218,806	205,318	2,140,157	3,496,571
Loans and loans held for sale	13,886,120	9,308,721	6,368,744	4,856,940	3,886,714	11,855,725	50,162,964
Interest bearing deposits with banks	1,268,399	—	—	—	—	—	1,268,399
Total interest sensitive assets	$16,236,838	$10,275,453	$7,062,954	$5,489,479	$4,492,676	$15,572,752	$59,156,388
Interest sensitive liabilities:
Deposits:
Savings, NOW and money market	$28,603,470	$—	$—	$—	$—	$—	$28,603,470
Time	8,334,557	2,261,073	774,408	29,829	10,787	13,469	11,424,123
Short-term borrowings	91,475	—	—	—	—	—	91,475
Long-term borrowings	601,804	1,611,800	—	250,000	—	444,975	2,908,579
Junior subordinated debentures	—	—	—	—	—	57,803	57,803
Total interest sensitive liabilities	$37,631,306	$3,872,873	$774,408	$279,829	$10,787	$516,247	$43,085,450
Interest sensitivity gap	$(21,394,468)	$6,402,580	$6,288,546	$5,209,650	$4,481,889	$15,056,505	$16,070,938
Ratio of interest sensitive assets to interest sensitive liabilities	0.43:1	2.65:1	9.12:1	19.62:1	416.49:1	30.17:1	1.37:1
The above table provides an approximation of the projected re-pricing of the applicable assets and liabilities at December 31, 2025 based on the contractual maturities, adjusted for anticipated prepayments of principal and scheduled rate adjustments. The prepayment experience reflected herein is based on historical experience combined with market consensus expectations derived from independent external sources. The actual repayments of these instruments could vary substantially if future prepayments differ from historical experience or current market expectations. While all non-maturity deposit liabilities

2025 Form 10-K	62

are reflected in the year 2026 column in the table above, management controls the re-pricing of the vast majority of the interest-bearing instruments within these liabilities.
The total gap re-pricing within one year as of December 31, 2025 was a negative $21.4 billion, representing a ratio of interest sensitive assets to interest sensitive liabilities of 0.43:1. The total gap re-pricing position, as reported in the table above, reflects the projected interest rate sensitivity of our principal cash flows based on market conditions as of December 31, 2025. As the market level of interest rates and associated prepayment speeds move, the total gap re-pricing position will change accordingly, but not likely in a linear relationship. Management does not view our one-year gap position as of December 31, 2025 as presenting an unusually high risk potential, although no assurances can be given that we are not at risk from interest rate increases or decreases or liquidity and cash requirements (discussed in the section below).
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
The Bank adheres to certain internal liquidity measures including ratios of loans to deposits below 105 percent and wholesale funding to total funding below 22.5 percent. Management maintains flexibility to temporarily exceed these internal limits in certain operating environments but also strives to outperform these limits when possible. The Bank was in compliance with the foregoing policies at December 31, 2025 as summarized in the table below.
The following table presents Valley's loans to deposits and wholesale funding to total funding ratios at December 31, 2025 and 2024:

	2025	2024
Loans to deposits	96.1%	97.5%
Wholesale funding to total funding	15.3	18.7
The following table summarizes maturities of contractual obligations of the Bank at December 31, 2025:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Time deposits	$8,334,557	$3,035,481	$40,616	$13,469	$11,424,123
Short-term borrowings	91,475	—	—	—	91,475
Long-term borrowings	601,804	1,611,800	250,000	450,000	2,913,604
Junior subordinated debentures issued to capital trusts	—	—	—	60,827	60,827
Lease obligations	55,979	97,254	91,444	127,771	372,448
Other purchase obligations	81,838	46,044	13,824	3,594	145,300
Total	$9,165,653	$4,790,579	$395,884	$655,661	$15,007,777
In the ordinary course of operations, the Bank enters into various financial obligations, including contractual obligations that may require future cash payments. As a financial services provider, we routinely enter into commitments to extend credit, including loan commitments, standby and commercial letters of credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Bank. We enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the Bank's commitments to fund the loans, as well as on its portfolio of mortgage loans held for sale. Commitments to extend credit and standby letters of credit are subject to change since many of these commitments are expected to expire unused or only partially used based upon our historical experience; as such, the total amounts of these commitments do not necessarily reflect future cash requirements. At December 31, 2025, our off-balance sheet commitments totaled $13.8 billion, inclusive of commitments of $6.1 billion with a remaining term of 12 months or less. See Note 14 to the consolidated financial statements for further details.

63	2025 Form 10-K

Management believes the Bank has the ability to generate and obtain adequate amounts of cash to meet its short-term and long-term obligations as they come due by utilizing various cash resources described below.
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the Federal Reserve Bank of New York) and other sources. The following table summarizes Valley's sources of liquid assets at December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Cash and due from banks	$315,166	$411,412
Interest bearing deposits with banks	1,268,399	1,478,713
Held to maturity debt securities (1)	260,743	220,056
Available for sale debt securities (2)	4,202,218	3,369,724
Loans held for sale	26,236	25,681
Total liquid assets	$6,072,762	$5,505,586

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.
(2)     Includes approximately $1.3 billion and $1.8 billion of various investment securities that were pledged to counterparties to support our earning asset funding strategies at December 31, 2025 and 2024, respectively.
Total liquid assets represented 10.3 percent and 9.6 percent of interest earning assets at December 31, 2025 and 2024, respectively. The level of cash liquidity on the balance sheet at December 31, 2025 (as shown in the table above) decreased from December 31, 2024, but was slightly elevated as compared to normalized levels on an average basis for the year ended December 31, 2025 due to normal fluctuations in expected period end funding activities.
Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At December 31, 2025, estimated cash inflows from total loans are projected to be approximately $13.5 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $1.1 billion in principal payments from securities in the total investment portfolio at December 31, 2025 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including commercial and consumer deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $42.4 billion and $39.1 billion for the years ended December 31, 2025 and 2024, respectively, representing 73.1 percent and 68.3 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.
In addition to customer deposits, the Bank has access to readily available borrowing sources to supplement its current and projected funding needs. The following table presents short-term borrowings outstanding at December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Securities sold under agreements to repurchase	$91,475	$72,718

2025 Form 10-K	64

The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at December 31, 2025 and 2024:

	2025	2024
	(in thousands)
FHLB borrowing capacity*	$6,020,343	$5,853,596
Unused FRB discount window*	10,145,000	11,509,000
Unused federal funds lines available from commercial banks	1,610,000	2,140,000
Unencumbered investment securities	4,694,183	3,415,834
Total	$22,469,526	$22,918,430

*     Used and unused FHLB and FRB borrowings are collateralized by certain pledged securities, including but not limited to U.S. government and agency mortgage-backed securities and blanket qualifying first lien on certain real estate and residential mortgage secured loans.
Corporation Liquidity. Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our ongoing asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures and subordinated notes (similar to the redemption of $215 million of subordinated notes in June 2025). Valley's cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and current profitable operations of the Bank. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or capital issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, and therefore distributions on its trust preferred securities for consecutive quarterly periods of up to five years, but not beyond the stated maturity dates, and subject to other conditions.
Investment Securities Portfolio
As of December 31, 2025, our investment securities portfolio consisted of equity and debt securities, with the debt securities classified as either AFS or HTM. The AFS and HTM debt securities portfolios, which comprise the majority of the securities we own, include U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our AFS debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consist of two publicly traded mutual funds, CRA investments and several other equity investments that we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities. We had no trading securities at December 31, 2025 and 2024.
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

65	2025 Form 10-K

Investment securities at December 31, 2025 and 2024 were as follows:

	2025	2024
	(in thousands)
Equity securities	$82,774	$71,513
Available for sale debt securities
U.S. Treasury securities	228,487	291,549
U.S. government agency securities	39,944	22,543
Obligations of states and political subdivisions:
Obligations of states and state agencies	43,433	45,529
Municipal bonds	149,947	146,980
Total obligations of states and political subdivisions	193,380	192,509
Residential mortgage-backed securities	3,514,078	2,681,076
Corporate and other debt securities	226,329	182,047
Total available for sale debt securities	4,202,218	3,369,724
Total investment securities (fair value)	$4,284,992	$3,441,237
Held to maturity debt securities
U.S. Treasury securities	$—	$25,480
U.S. government agency securities	292,269	301,315
Obligations of states and political subdivisions:
Obligations of states and state agencies	60,801	68,025
Municipal bonds	293,074	304,464
Total obligations of states and political subdivisions	353,875	372,489
Residential mortgage-backed securities	2,732,752	2,710,642
Trust preferred securities	36,103	36,081
Corporate and other debt securities	81,572	86,213
Total investment securities held to maturity (amortized cost)	3,496,571	3,532,220
Allowance for credit losses	734	647
Total investment securities held to maturity, net of allowance for credit losses	3,495,837	3,531,573
Total investment securities	$7,780,829	$6,972,810
During the year ended 2025, we purchased approximately $1.5 billion of residential mortgage backed securities mainly issued by Ginnie Mae within the AFS portfolio. The purchases were largely to utilize a portion of our excess cash liquidity partly from both loan repayments and higher average deposit balances during 2025, as well as our normal reinvestments of continued prepayments and repayments within both the available for sale and held to maturity portfolios. Approximately 53.2 percent, 30.3 percent, and 16.5 percent of our total residential mortgage-backed securities portfolio were issued and guaranteed by Ginnie Mae, Fannie Mae, and Freddie Mac, respectively, at December 31, 2025.

2025 Form 10-K	66

The following table presents the weighted-average yields, calculated on a yield-to-maturity basis, on the remaining contractual maturities (unadjusted for expected prepayments) of HTM debt securities at December 31, 2025:

	0-1 year	1-5 years	5-10 years	Over 10 years	Total
Held to maturity debt securities
U.S. government agency securities	—%	—%	4.03%	3.34%	3.46%
Obligations of states and political subdivisions: (1)
Obligations of states and state agencies	—	4.84	4.43	4.56	4.54
Municipal bonds	3.92	4.10	4.12	4.47	4.37
Total obligations of states and political subdivisions	3.92	4.15	4.17	4.49	4.40
Residential mortgage-backed securities (2)	2.96	4.81	2.90	3.05	3.06
Trust preferred securities	—	—	5.55	6.76	6.21
Corporate and other debt securities	3.18	4.86	5.27	—	4.12
Total	3.31%	4.66%	3.99%	3.21%	3.29%

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
We have evaluated all AFS debt securities that are in an unrealized loss position as of December 31, 2025 and December 31, 2024 and determined that the declines in fair value are mainly attributable to changes in market volatility, due to factors such as interest rates and spread factors, but not attributable to credit quality or other factors. There was no impairment recognized within the AFS debt securities portfolio during the years ended December 31, 2025 and 2024.
We do not intend to sell any of the AFS debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and we believe it is more likely than not that Valley will not be required to sell any of these securities prior to recovery of our amortized cost basis. None of the AFS debt securities were past due as of December 31, 2025 and there was no allowance for credit losses for AFS debt securities at December 31, 2025 and 2024.
Held to maturity debt securities. Valley estimates the expected credit losses on HTM debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the HTM portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss expectations, we utilize a third-party discounted cash flow model. The assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. HTM debt securities were carried net of an allowance for credit losses totaling $734 thousand and $647 thousand at December 31, 2025 and 2024, respectively. There were no net charge-offs of HTM debt securities during the years ended December 31, 2025, 2024 and 2023.

67	2025 Form 10-K

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
The following table presents available for sale and held to maturity debt investment securities by investment grades at December 31, 2025.

	2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades:*
AAA/AA/A Rated	$4,047,487	$36,552	$(121,019)	$3,963,020
BBB Rated	113,489	625	(989)	113,125
Non-investment grade	2,366	—	(302)	2,064
Not rated	127,300	1,104	(4,395)	124,009
Total	$4,290,642	$38,281	$(126,705)	$4,202,218
Held to maturity investment grades:*
AAA/AA/A Rated	$3,312,384	$11,616	$(368,423)	$2,955,577
BBB Rated	3,000	—	(49)	2,951
Not rated	181,187	—	(10,112)	171,075
Total	$3,496,571	$11,616	$(378,584)	$3,129,603

*    Rated using external rating agencies. Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA/AA/A rated categories of both the AFS and HTM debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continue to be driven by the higher level of market interest rates. The investment securities AFS and HTM debt securities included $127.3 million and $181.2 million, respectively, of investments not rated by the rating agencies with aggregate unrealized losses of $4.4 million and $10.1 million, respectively, at December 31, 2025. The unrealized losses within non-rated AFS debt securities mostly related to several large corporate bonds negatively impacted by higher interest rates during 2025, and not changes in underlying credit. The unrealized losses within non-rated HTM debt securities mainly related to four single-issuer bank trust preferred issuances with a combined amortized cost of $36.1 million with $5.4 million gross unrealized losses and several corporate debt securities that were negatively impacted by rising interest rates, and not changes in their underlying credit.
See Note 3 to the consolidated financial statements for additional information regarding our investment securities portfolio.

2025 Form 10-K	68

Loan Portfolio
The following table reflects the composition of the loan portfolio at December 31, 2025 and 2024:

	2025	2024
	($ in thousands)
Commercial and industrial	$10,961,519	$9,931,400
Commercial real estate:
Non-owner occupied	11,571,127	12,344,355
Multifamily (1)	8,571,713	8,299,250
Owner occupied	6,629,909	5,886,620
Total	26,772,749	26,530,225
Construction	2,471,233	3,114,733
Total commercial real estate	29,243,982	29,644,958
Residential mortgage	5,826,192	5,632,516
Consumer:
Home equity	687,680	604,433
Automobile	2,184,600	1,901,065
Other consumer	1,232,755	1,085,339
Total consumer loans	4,105,035	3,590,837
Total loans (2)	$50,136,728	$48,799,711
As a percentage of total loans:
Commercial and industrial	21.9%	20.4%
Commercial real estate:
Non-owner occupied	23.1	25.2
Multifamily	17.1	17.0
Owner occupied	13.2	12.1
Construction	4.9	6.4
Total commercial real estate	58.3	60.7
Residential mortgage	11.6	11.5
Consumer loans	8.2	7.4
Total	100.0%	100.0%

(1)	Includes loans collateralized by properties that are greater than 50 percent rent regulated totaling approximately $601 million and $553 million at December 31, 2025 and 2024, respectively.
(2)	Includes net unearned discount and deferred loan fees of $17.4 million and $45.3 million at December 31, 2025 and 2024, respectively.
Total loans increased by $1.3 billion, or 2.7 percent to $50.1 billion at December 31, 2025 from December 31, 2024 mostly due $1.0 billion increase in commercial and industrial loans. Loans held for sale are presented separately from total loans on the consolidated statements of financial condition totaled $26.2 million and $25.7 million at December 31, 2025 and 2024, respectively. See Note 2 for additional information regarding loans held for sale.
Commercial and industrial loans. Commercial and industrial loans increased $1.0 billion to $11.0 billion at December 31, 2025 from December 31, 2024 largely due to our continued strategic focus on organic growth within this category. During 2025, new loan volumes continued to be from a diverse range of relationship-focused small to midsize clients in our primary markets combined with growth from certain specialty nationwide business lines. Consistent with this focus, we have specifically targeted a portion of our growth in healthcare lending and capital‑call facilities within the fund finance sector, which we believe offer favorable risk‑adjusted returns and align with our disciplined credit standards.
Commercial real estate loans. Commercial real estate loans (excluding construction loans) increased $242.5 million to $26.8 billion at December 31, 2025 from December 31, 2024 primarily due to focused growth in owner occupied loans and, to a lesser extent, an increase in multifamily loans, partially offset by a decrease in non-owner occupied loans. Owner occupied loans increased $743.3 million, or 12.6 percent as compared to December 31, 2024 mostly due to new loan origination volumes due to our focused lending efforts for this loan category and the migration of certain completed construction loan projects to

69	2025 Form 10-K

permanent financing in 2025. Multifamily loans also increased $272.5 million from December 31, 2024 mainly due to permanent financing of completed construction projects and select new loan volumes. Non-owner occupied decreased $773.2 million from December 31, 2024 largely driven by the continued targeted runoff of transactional loans that has outpaced our selective loan originations in this category. The CRE loan concentration ratio declined to 333 percent at December 31, 2025 from 362 percent and 474 percent at December 31, 2024 and 2023, respectively. Based on our current expectations for the mix of future loan growth and loan repayment activity over the next two year period, we believe that our CRE loan concentration ratio may gradually decline towards 300 percent by December 31, 2027. Overall, commercial real estate loans are well-diversified mainly across our footprint areas in New York (including Manhattan), Florida, and New Jersey with a combined weighted average loan to value ratio of 59 percent and debt service coverage ratio of 1.68 at December 31, 2025. Our loans collateralized by office buildings had a combined weighted average loan to value rate of 63 percent and debt service coverage ratio of 1.91 at December 31, 2025.
Construction loans. Construction loans decreased $643.5 million to $2.5 billion at December 31, 2025 from December 31, 2024 due to loans that moved to permanent financing primarily within the multifamily and owner occupied commercial real estate loan categories or were repaid during 2025.
Residential mortgage loans. Residential mortgage loans totaled $5.8 billion at December 31, 2025 and increased $193.7 million from December 31, 2024 as new loan originations for investment steadily outpaced repayment activity throughout 2025. During 2025, we retained approximately 77 percent of the total residential mortgages originations in our held for investment loan portfolio as compared to 67 percent in 2024. New and refinanced residential mortgage loan originations totaled $768.2 million for the year ended December 31, 2025 as compared to $611.7 million in 2024. In addition, we purchased $44.8 million of 1-4 family residential mortgage loans from an unrelated third party lenders to support our CRA objectives during 2025. While the volume of residential mortgage loan applications increased during 2025, they have remained relatively low compared to our historical activity due to the high level of mortgage interest rates and other factors negatively impacting the housing markets.
Consumer loans. Consumer loans increased $514.2 million to $4.1 billion at December 31, 2025 from December 31, 2024 due to growth across all consumer loan categories, but largely led by automobile loans. Automobile loans increased $283.5 million, or 14.9 percent to $2.2 billion at December 31, 2025 from December 31, 2024 mainly due to (i) efforts to expand our indirect auto dealer network within our market areas, (ii) continued strong high-quality consumer demand that was particularly elevated during the first half of 2025 due to fears of rising auto prices due to tariffs, partially offset by (iii) higher levels of prepayment activity within the portfolio during the second half of 2025. Other consumer loans increased $147.4 million to $1.2 billion at December 31, 2025 as compared to 2024 primarily due to increased originations and usage of collateralized personal lines of credit. Home equity loans increased $83.2 million to $687.7 million at December 31, 2025 from $604.4 million at December 31, 2024 largely driven by increased pre-existing lines of credit usage and an uptick in new originations during 2025.
Looking forward to 2026, we continue to proactively diversify our loan portfolio through relationship-focused lending within the commercial loan portfolios and reducing certain types of non-relationship/transactional commercial real estate lending, such as non-owner occupied and multifamily loans, through normal contractual run-off and being highly selective on new loan originations. We currently anticipate that our commercial and industrial loan portfolio will organically grow by 10 percent during 2026 as a result of recent investments in our commercial banking teams and the ability to further leverage our existing products and services, including treasury management solutions and capital markets products. Overall, we expect total loan growth to be within a range of the 4 to 6 percent for 2026. However, there can be no assurance that we will achieve such growth levels given the potential for unforeseen changes in the market and other conditions detailed in our risk factors set forth under Item 1A. Risk Factors of this Report.
The following table presents the contractual maturity distribution of loans by category at December 31, 2025:

	1 Year or Less	1 to 5 Years	5 to 15 Years	Over 15 Years	Total
	(in thousands)
Commercial and industrial	$3,140,114	$4,665,346	$2,851,397	$304,662	$10,961,519
Commercial real estate	3,516,648	12,624,941	8,350,049	2,281,111	26,772,749
Construction	1,245,634	915,129	137,367	173,103	2,471,233
Residential mortgage	79,212	198,869	397,043	5,151,068	5,826,192
Consumer	94,524	1,146,334	2,784,388	79,789	4,105,035
Total loans	$8,076,132	$19,550,619	$14,520,244	$7,989,733	$50,136,728

2025 Form 10-K	70

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
The following table presents the contractual maturities after one year for fixed and adjustable rate loans within each loan category at December 31, 2025:

	Loans Maturing After One Year
	Fixed Rate	Adjustable Rate	Total
	(in thousands)
Commercial and industrial	$2,834,667	$4,986,738	$7,821,405
Commercial real estate	10,489,458	12,766,643	23,256,101
Construction	174,253	1,051,346	1,225,599
Residential mortgage	4,291,301	1,455,679	5,746,980
Consumer	2,824,313	1,186,198	4,010,511
Total loans	$20,613,992	$21,446,604	$42,060,596
Non-performing Assets
NPAs include non-accrual loans, OREO, and other repossessed assets (which consist of automobiles and taxi medallions) at December 31, 2025. Loans are generally placed on non-accrual status when they become past due in excess of 90 days as to payment of principal or interest and/or the full and timely collection of principal and interest becomes uncertain. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at lower of cost or fair value, less estimated cost to sell.
Our NPAs increased $66.4 million, or 17.8 percent, to $439.8 million at December 31, 2025 as compared to December 31, 2024. The increase was primarily driven by higher non-accrual commercial real estate and residential mortgage loan balances, partially offset by a decline in non-performing construction loans. NPAs represented 0.87 percent and 0.76 percent of total loans at December 31, 2025 and 2024, respectively, (as shown in the table below). Management believes that, despite the year‑over‑year increase in NPAs, total NPAs at December 31, 2025 remain within credit quality expectations for the loan portfolio and continue to reflect Valley's consistent application of underwriting standards to both originated loans and loans purchased from third parties.
Our lending strategy is based on underwriting standards designed to maintain high credit quality, and we remain optimistic regarding the overall future performance of our loan portfolio. During the year ended December 31, 2025, the majority of our borrowers continued to demonstrate resilience despite the impact of elevated borrowing costs, inflation, labor costs and other factors. We continue to proactively monitor our commercial loans for potential negative trends and borrower weakness due to the current operating environment, including the potential negative impact of current and future tariff/import fee actions, and internally risk rate them accordingly. Based on our most recent portfolio review, we believe that we have relatively modest direct exposure to customer businesses most influenced by changing tariff/import fee policies. However, management cannot provide assurance that the NPAs will not increase from the levels reported at December 31, 2025 due to the aforementioned or other factors potentially impacting our lending customers.

71	2025 Form 10-K

The following table sets forth by loan category, accruing past due and NPAs on the dates indicated in conjunction with our asset quality ratios at December 31, 2025 and 2024:

	2025	2024
	($ in thousands)
Accruing past due loans
30 to 59 days past due:
Commercial and industrial	$11,177	$2,389
Commercial real estate	72,810	20,902
Residential mortgage	21,615	21,295
Total consumer	14,420	12,552
Total 30 to 59 days past due	120,022	57,138
60 to 89 days past due:
Commercial and industrial	1,274	1,007
Commercial real estate	—	24,903
Residential mortgage	10,181	5,773
Total consumer	5,269	4,484
Total 60 to 89 days past due	16,724	36,167
90 or more days past due:
Commercial and industrial	—	1,307
Commercial real estate	212	—
Residential mortgage	3,300	3,533
Total consumer	1,070	1,049
Total 90 or more days past due	4,582	5,889
Total accruing past due loans	$141,328	$99,194
Non-accrual loans:
Commercial and industrial	$138,321	$136,675
Commercial real estate	236,221	157,231
Construction	9,140	24,591
Residential mortgage	44,424	36,786
Total consumer	5,832	4,215
Total non-accrual loans	433,938	359,498
Other real estate owned (OREO)	4,531	12,150
Other repossessed assets	1,286	1,681
Total non-performing assets (NPAs)	$439,755	$373,329

Total non-accrual loans as a % of loans	0.87%	0.74%
Total NPAs as a % of loans and NPAs	0.87	0.76
Total accruing past due and non-accrual loans as a % of loans	1.15	0.94
Allowance for loan losses as a % of non-accrual loans	134.44	155.45
Loans past due 30 to 59 days increased $62.9 million to $120.0 million at December 31, 2025 as compared to December 31, 2024 due to a few larger loans in the commercial real estate loan category. Commercial real estate loans within this delinquency category included three well-secured loans with a combined total balance of $59.5 million at December 31, 2025 in various states of collection, including one borrower's expected, but pending sale of the collateral and repayment of the loan.
Loans past due 60 to 89 days decreased $19.4 million to $16.7 million at December 31, 2025 as compared to December 31, 2024 due to mostly due to the subsequent renewal of an $18.6 million matured performing commercial real estate loan reported in this delinquency category at December 31, 2024 and a $4.5 million commercial real estate loan that was reclassified to the non-accrual category during the first quarter 2025.

2025 Form 10-K	72

Loans 90 days or more past due and still accruing decreased $1.3 million to $4.6 million at December 31, 2025 as compared to December 31, 2024 primarily driven by a decline in commercial and industrial loan delinquencies within this category. All the loans past due 90 days or more and still accruing are considered to be well secured and in the process of collection.
Non-accrual loans increased $74.4 million to $433.9 million at December 31, 2025 as compared to December 31, 2024 largely driven by increases in both non-performing commercial real estate and residential mortgage loan categories, partially offset by a decline in non-performing construction loans. Non-accrual commercial real estate loans increased $79.0 million at December 31, 2025 as compared to December 31, 2024 mostly due to five loan relationships totaling $47.8 million and one $9.2 million loan relationship classified as held for sale included in this category at December 31, 2025. Non-accrual construction loans decreased $15.5 million to $9.1 million at December 31, 2025 compared to December 31, 2024 mainly due to the full repayment of a $10.8 million loan relationship and the sale of a non-performing loan relationship classified as held for sale during the fourth quarter 2025.
Non-performing taxi medallion loans included in non-accrual commercial and industrial loans totaled $47.1 million at December 31, 2025 and had related reserves of $24.5 million, or 52.1 percent of such loans, within the allowance for loan losses as compared to $49.5 million of loans with related reserves of $25.8 million at December 31, 2024. During 2025, we continued to closely monitor the performance of our taxi medallion loans (primarily collateralized by New York City medallions). Due to the challenging operating environment for ride‑for‑hire services and uncertain borrower performance, all of the taxi medallion loans remain on non-accrual status at December 31, 2025. Potential further declines in the market valuation of taxi medallions as well as current operating environment mainly within New York City may negatively impact the performance of this portfolio.
OREO, consisting of five commercial properties, totaled $4.5 million at December 31, 2025 as compared to $12.2 million, primarily consisting of two commercial properties, at December 31, 2024. The decrease from December 31, 2024 was mostly due to the sale of one OREO property, which resulted in a $2.9 million loss, and a fair valuation write‑down of $3.4 million recorded on one other OREO property in 2025. Residential loans in the process of foreclosure totaled $3.4 million and $4.6 million at December 31, 2025 and 2024, respectively. See Notes 1 and 2 to the consolidated financial statements for additional information regarding OREO.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at December 31, 2025, are well secured and largely collectible, based in part on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in the net realizable value for collateral dependent loans is charged-off when a loan is 90 or 120 days past due or sooner, if it is probable that a loan may not be fully collectible. If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $42.6 million, $32.5 million and $28.8 million for the years ended December 31, 2025, 2024 and 2023, respectively; none of these amounts were included in interest income during these periods.
Asset Concentration and Risk Elements
Valley lending is mostly concentrated within our primary markets located in northern and central New Jersey, New York City, Long Island, Westchester County, New York and Florida, and, to a lesser extent, California, Illinois, Alabama and attractive adjacent markets, such as Pennsylvania. Consistent with our business strategy, we also extend commercial loans to new customers in select states outside our traditional geographic footprint. In addition, automobile loans are originated across several contiguous states beyond our primary markets. To mitigate our geographic risks, we make efforts to maintain a diversified portfolio as to type of borrower and loan to guard against a potential downward turn in any one economic sector. Due to the level of our underwriting standards applied to all loans, management believes the out of market loans generally present no more risk than those made within the market. However, each loan or group of loans made outside of our primary markets poses different geographic risk profiles that are unique to their respective regions.
For our commercial loan portfolio, comprised of commercial and industrial loans, commercial real estate loans, and construction loans, a dedicated credit department is responsible for risk assessment and periodically evaluating overall creditworthiness of a borrower. Additionally, we make efforts to limit concentrations of credit to minimize the potential impact of adverse conditions in any single economic sector. We believe that our loan portfolio is diversified across borrower types and loan categories; however, loans secured by commercial or residential real estate represented approximately 71 percent of total loans at December 31, 2025. Most of the loans collateralized by real estate are in New Jersey, New York and Florida, which exposes the portfolio to heightened geographic risk in the event of significant broad-based deterioration in economic conditions within these regions. See Item 1A. Risk Factors—“Risks Related to the Operating Environment.”

73	2025 Form 10-K

Additionally, our commercial real estate portfolio includes credit risk exposures to loans collateralized by office buildings and multifamily properties in Manhattan and other markets. At December 31, 2025, total commercial real estate loans collateralized by office buildings were approximately $3.0 billion (including approximately $196.4 million located in Manhattan) of the total $26.8 billion portfolio. The majority of the office space loans are multi-tenant and dispersed geographically in Florida, Alabama, New Jersey and New York. Multifamily loans within the portfolio totaled $8.6 billion at December 31, 2025, and included $601 million of loans exposures to greater than 50 percent rent regulated buildings located mainly in Manhattan. We continue to closely monitor these loan types for elevated risks or weaknesses, and internally risk rate and reserve for them in our allowance for loan losses accordingly.
Consumer loans consist of residential mortgage loans, home equity loans, automobile loans, and other consumer loans. Residential mortgage loans are secured by 1‑4 family properties, mostly located in New Jersey, New York, and Florida. While we also originate residential mortgage loans outside these primary markets, it has generally been limited to lending that supports existing customer relationships, as well as targeted purchases of certain loans guaranteed by third parties. Our mortgage loan originations include both jumbo (i.e., loans with balances above conventional conforming loan limits) and conventional loans based on underwriting standards that generally comply with Fannie Mae and/or Freddie Mac requirements. The average loan-to-value ratio and average FICO® score (independent objective criteria measuring the creditworthiness of a borrower) of all residential mortgage originations in 2025 were 72.0 percent and 762, respectively. Home equity and automobile loans are secured loans and are made based on an evaluation of the collateral and the borrower’s creditworthiness.
Management realizes that some degree of risk must be expected in the normal course of lending activities. Allowances are maintained to absorb such lifetime expected credit losses inherent in the portfolio. See the “Loan Portfolio Risk Elements and Credit Risk Management” section in Note 4 to the consolidated financial statements for additional information.
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
The expected life of loan loss percentages are determined by analyzing the migration of loans within the commercial and industrial loan categories from performing to loss by credit quality rating or delinquency categories using historical life-of-loan data for each loan portfolio pool, and by assessing the severity of loss based on the aggregate net lifetime losses incurred. The expected credit losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) the impact of the reasonable and supportable economic forecast, relative probability weightings and economic variables under each scenario and reversion period, (ii) other weighted asset specific risks to the extent that they do not exist in the historical loss information, and (iii) net expected recoveries of charged-off loan balances. These adjustments are based on qualitative factors not reflected in the transition matrix but are likely to impact the measurement of estimated credit losses. The expected lifetime loss rate is the life of loan loss percentage from the transition matrix model plus the impact of the adjustments for qualitative factors. The expected credit losses are the product of multiplying the model’s expected lifetime loss rate by the exposure at default at period end on an undiscounted basis.
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

2025 Form 10-K	74

Valley maintained the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with less emphasis on the S-3 downside scenario and a smaller percentage weighting on the S-1 upside scenario. The probability weightings were unchanged from December 31, 2024. At December 31, 2025, the standalone Moody's Baseline scenario, reflected a slightly less optimistic outlook as compared to December 31, 2024 for several metrics, including a few highlighted below.
At December 31, 2025, the Moody's Baseline forecast included the following specific assumptions:
•GDP will slowly increase to 2.1 percent throughout 2026 before trending down to 1.9 percent in late 2027;
•An unemployment rate of 4.8 percent by the second half of 2026 and remaining within a range of 4.4 to 4.8 percent through the end of the forecast period in the fourth quarter 2027;
•The target federal funds rate range of 3.5 to 3.75 percent at December 31, 2025 is assumed to remain unchanged until early 2026; and then fall to an upper target rate below 3.00 percent by the end of 2027; and
•The inflation rate was 2.7 percent in December 2025 and is expected to remain above 2.0 percent through 2027.
The allowance for credit losses for loans methodology and accounting policy are fully described in Note 1 to the consolidated financial statements.
The following table summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Allowance for credit losses for loans	($ in thousands)
Beginning balance	$573,328	$465,550	$483,255
Impact of the adoption of ASU No. 2022-02	—	—	(1,368)
Beginning balance, adjusted	573,328	465,550	481,887
Loans charged-off:
Commercial and industrial	(62,348)	(68,299)	(48,015)
Commercial real estate	(54,693)	(125,858)	(11,134)
Construction	(1,704)	(12,637)	(11,812)
Residential mortgage	(72)	(29)	(194)
Total Consumer	(8,891)	(8,289)	(4,298)
Total loan charge-offs	(127,708)	(215,112)	(75,453)
Charged-off loans recovered:
Commercial and industrial	5,404	6,038	11,270
Commercial real estate	1,739	3,595	34
Construction	648	1,535	—
Residential mortgage	441	140	201
Total Consumer	2,561	2,194	1,986
Total loans recovered	10,793	13,502	13,491
Total net loan charge-offs	(116,915)	(201,610)	(61,962)
Provision for credit losses for loans	139,687	309,388	45,625
Ending balance	$596,100	$573,328	$465,550
Components of allowance for credit losses for loans:
Allowance for loan losses	$583,400	$558,850	$446,080
Allowance for unfunded credit commitments	12,700	14,478	19,470
Allowance for credit losses for loans	$596,100	$573,328	$465,550
Components of provision for credit losses for loans:
Provision for credit losses for loans	$141,465	$314,380	$50,755
(Credit) provision for unfunded credit commitments	(1,778)	(4,992)	(5,130)
Total provision for credit losses for loans	$139,687	$309,388	$45,625

Allowance for credit losses for loans as a % of total loans	1.19%	1.17%	0.93%

75	2025 Form 10-K

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(56,944)	$(62,261)	$(36,745)
Commercial real estate	(52,954)	(122,263)	(11,100)
Construction	(1,056)	(11,102)	(11,812)
Residential mortgage	369	111	7
Total consumer	(6,330)	(6,095)	(2,312)
Total	$(116,915)	$(201,610)	$(61,962)
Average loans outstanding
Commercial and industrial	$10,542,177	$9,448,128	$8,999,783
Commercial real estate	26,183,952	27,838,032	27,610,042
Construction	2,812,992	3,642,785	3,849,473
Residential mortgage	5,728,183	5,642,067	5,498,563
Total consumer	3,878,987	3,459,574	3,394,000
Total	$49,146,291	$50,030,586	$49,351,861
Net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	0.54%	0.66%	0.41%
Commercial real estate	0.20	0.44	0.04
Construction	0.04	0.30	0.31
Residential mortgage	(0.01)	0.00	0.00
Total consumer	0.16	0.18	0.07
Total net loan charge-offs to total average loans outstanding	0.24	0.40	0.13
Net loan charge-offs decreased $84.7 million to $116.9 million in 2025 as compared to $201.6 million in 2024 primarily due to lower gross loan charge-offs within commercial loan categories.
Gross commercial and industrial loan charge-offs totaling $62.3 million for the year ended December 31, 2025 included (i) full charge-offs of $18.6 million related to two non-performing loan relationships which had $17.7 million of prior reserves within the allowance for loan losses, (ii) partial charge-offs of $28.9 million related to four loan relationships with combined prior specific reserves of $9.5 million, and (iii) several smaller partial loan charge-offs. Gross commercial real estate loan charge-offs totaling $54.7 million for the year ended December 31, 2025 and included (i) partial charge-offs of $22.2 million related to three non-performing loan relationships, as well as (ii) partial charge-offs of $3.6 million related to one non-performing loan relationship transferred to loans held for sale during the fourth quarter 2025.
Total net loan charge-offs to total average loans outstanding (as presented in the above table) for the year ended December 31, 2025 decreased to 0.24 percent in 2025 from 0.40 percent in 2024 and remained within management’s expectations for credit quality. While we currently estimate that the level of total net loan charge-offs to average loans outstanding could decrease to approximately 0.15 to 0.20 percent in 2026, we can make no assurances that future net loan charge-offs will not be at or above the levels reported at December 31, 2025.

2025 Form 10-K	76

The following table summarizes the allocation of the allowance for credit losses to specific loan portfolio categories at December 31, 2025 and 2024:

	2025		2024
	Allowance Allocation	Percent of Loan Category to Total Loans	Allowance Allocation	Percent of Loan Category to Total Loans
	($ in thousands)
Loan Category:
Commercial and industrial	$180,865	21.9%	$173,002	20.4%
Commercial real estate:
Commercial real estate	271,890	53.4	251,351	54.4
Construction	55,536	4.9	52,797	6.3
Total commercial real estate	327,426	58.3	304,148	60.7
Residential mortgage	53,529	11.6	58,895	11.5
Total consumer	21,580	8.2	22,805	7.4
Total allowance for loan losses	583,400	100.0%	558,850	100.0%
Allowance for unfunded credit commitments	12,700		14,478
Total allowance for credit losses for loans	$596,100		$573,328
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments (including letters of credit), as a percentage of total loans was 1.19 percent at December 31, 2025 and 1.17 percent at December 31, 2024. The allowance for credit losses for loans increased $22.8 million at December 31, 2025 as compared to December 31, 2024.
The provision for credit losses for loans totaled $139.7 million and $309.4 million for the year ended December 31, 2025 and 2024, respectively. The decrease in the 2025 provision was mainly due to: (i) a significant decrease in net loan charge-offs, including charge-offs associated with the revaluation of collateral dependent commercial loans as compared to 2024 and (ii) stabilization and a moderate decrease in criticized and classified loans which reduced the impact of year over year changes in quantitative reserves for the commercial loan categories, partially offset by (iii) increases in the economic and non-economic qualitative reserve components of the allowance for credit losses and (iv) moderately higher specific reserves associated with collateral dependent loans.
See Note 4 to the consolidated financial statements for additional information regarding our allowance for credit losses for loans.
Loan Repurchase Contingencies
We engage in the origination of residential mortgages for sale into the secondary market. Our sales of residential mortgage loans originated for sale totaled approximately $182.2 million, $203.8 million and $202.5 million for 2025, 2024 and 2023, respectively. The level of loan sales is impacted by several factors, including consumer demand and preferences for certain mortgage products and our management of the interest rate risk and the mix of the interest earning assets on our balance sheet.
In connection with our loan sales, including both residential mortgage loans originated for sale and less frequent transfers and sales from our loans held for investment portfolio, we make representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred due to such loans. However, the performance of our loans sold has been historically strong due to our strict underwriting standards and procedures. Over the past several years, we have experienced a nominal amount of repurchase requests, only a few of which have actually resulted in repurchases by Valley (there were no loan repurchases in 2025 and 2024). None of the prior loan repurchases resulted in material loss. Accordingly, no reserves pertaining to loans sold were established on our consolidated financial statements at December 31, 2025 and 2024. See Item 1A. Risk Factors —“We may incur future losses in connection with repurchases and indemnification payments related to mortgages that we have sold into the secondary market” for additional information.

77	2025 Form 10-K

Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. At December 31, 2025 and 2024, shareholders’ equity totaled approximately $7.8 billion and $7.4 billion, or 12.2 percent and 11.9 percent of total assets, respectively.
During 2025, total shareholders’ equity increased by $372.6 million, primarily due to the following:
•net income of $598.0 million,
•other comprehensive income of $81.0 million,
•a $35.2 million increase attributable to the effect of share issuances under our stock incentive plan.
partially offset by
•cash dividends declared on common and preferred stock totaling a combined $278.4 million and
•a total of $63.2 million used to repurchase shares of our common stock held in treasury stock.
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
The following table presents the capital guidelines and actual ratios applicable to Valley as of December 31, 2025 and 2024:

			Actual Ratio
	Minimum Ratio	Minimum Ratio plus Capital Conservation Buffer	2025	2024
Total Risk-based Capital	8.0%	10.5%	13.77%	13.87%
Common Equity Tier 1 Capital	4.5	7.0	10.99	10.82
Tier 1 Risk-based Capital	6.0	8.5	11.69	11.55
Tier 1 Leverage Capital	4.0	N/A	9.63	9.16
As of December 31, 2025 and 2024, Valley and the Bank exceeded all capital adequacy requirements. See Note 16 to the consolidated financial statements for Valley’s and the Bank’s regulatory capital positions and capital ratios.
Valley's total risk-based capital ratio decreased to 13.77 percent at December 31, 2025 as compared to 13.87 percent at December 31, 2024 which reflects, but is not limited to, the early redemption of our $115 million of 5.25 percent fixed-to-floating subordinated notes in June 2025, which were previously eligible for full regulatory capital treatment. See Note 9 to the consolidated financial statements for more details.
Typically, our primary source of capital growth is the retention of earnings. Our rate of earnings retention is calculated by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was 56.4 percent and 36.2 percent for the years ended December 31, 2025 and 2024, respectively. The increase in the 2025 retention ratio was largely driven by higher net income available to common shareholders compared with 2024.
Cash dividends declared amounted to $0.44 per common share for both years ended December 31, 2025 and 2024. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the Federal Reserve or the OCC regarding the current level of its quarterly common stock dividend. However, the Federal Reserve has reiterated its long-standing guidance in recent years that banking organizations should consult them before declaring dividends in excess of earnings for the corresponding quarter. See Item 1A. Risk Factors of this Report for additional information.
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

2025 Form 10-K	78

equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Such offerings may be necessary in the future due to several reasons beyond management’s control, including numerous external factors that could negatively impact the strength of the U.S. economy or our ability to maintain or increase the level of our net income. See Note 17 to the consolidated financial statements for additional information on Valley’s common and preferred stock, including the most recent issuances in 2024.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding Quantitative and Qualitative Disclosures About Market Risk is discussed in the “Interest Rate Sensitivity” section contained in Item 7. MD&A and it is incorporated herein by reference.

79	2025 Form 10-K

Item 8.	Financial Statements and Supplementary Data
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2025	2024
	(in thousands except for share data)
Assets
Cash and due from banks	$315,166	$411,412
Interest bearing deposits with banks	1,268,399	1,478,713
Investment securities:
Equity securities	82,774	71,513
Available for sale debt securities	4,202,218	3,369,724
Held to maturity debt securities (net of allowance for credit losses of $734 at December 31, 2025 and $647 at December 31, 2024)	3,495,837	3,531,573
Total investment securities	7,780,829	6,972,810
Loans held for sale (includes fair value of $8,212 at December 31, 2025 and $15,681 at December 31, 2024 for loans originated for sale)	26,236	25,681
Loans	50,136,728	48,799,711
Less: Allowance for loan losses	(583,400)	(558,850)
Net loans	49,553,328	48,240,861
Premises and equipment, net	330,757	350,796
Lease right of use assets	313,891	328,475
Bank owned life insurance	738,090	731,574
Accrued interest receivable	243,897	239,941
Goodwill	1,868,936	1,868,936
Other intangible assets, net	100,875	128,661
Other assets	1,592,321	1,713,831
Total Assets	$64,132,725	$62,491,691
Liabilities
Deposits:
Non-interest bearing	$12,155,500	$11,428,674
Interest bearing:
Savings, NOW and money market	28,603,470	26,304,639
Time	11,424,123	12,342,544
Total deposits	52,183,093	50,075,857
Short-term borrowings	91,475	72,718
Long-term borrowings	2,908,579	3,174,155
Junior subordinated debentures issued to capital trusts	57,803	57,455
Lease liabilities	372,448	388,303
Accrued expenses and other liabilities	711,629	1,288,076
Total Liabilities	56,325,027	55,056,564
Shareholders’ Equity
Preferred stock, no par value; authorized 50,000,000 shares:
Series A (4,600,000 shares issued at December 31, 2025 and December 31, 2024)	111,590	111,590
Series B (4,000,000 shares issued at December 31, 2025 and December 31, 2024)	98,101	98,101
Series C (6,000,000 shares issued at December 31, 2025 and December 31, 2024)	144,654	144,654
Common stock (no par value, authorized 650,000,000 shares; issued 560,878,750 shares at December 31, 2025 and 558,786,093 shares at December 31, 2024)	196,730	195,998
Surplus	5,464,845	5,442,070
Retained earnings	1,912,933	1,598,048
Accumulated other comprehensive loss	(74,379)	(155,334)
Treasury stock, at cost (4,260,729 common shares at December 31, 2025)	(46,776)	—
Total Shareholders’ Equity	7,807,698	7,435,127
Total Liabilities and Shareholders’ Equity	$64,132,725	$62,491,691
See accompanying notes to consolidated financial statements.

2025 Form 10-K	80

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2025	2024	2023
	(in thousands, except for share data)

Interest Income
Interest and fees on loans	$2,881,290	$3,079,864	$2,886,930
Interest and dividends on investment securities:
Taxable	274,384	181,940	130,708
Tax-exempt	18,558	19,253	20,305
Dividends	21,405	24,958	24,139
Interest on federal funds sold and other short-term investments	36,847	51,482	76,809
Total interest income	3,232,484	3,357,497	3,138,891
Interest Expense
Interest on deposits:
Savings, NOW and money market	812,424	913,963	739,025
Time	504,158	644,964	535,749
Interest on short-term borrowings	5,739	22,047	94,869
Interest on long-term borrowings and junior subordinated debentures	146,519	147,815	103,770
Total interest expense	1,468,840	1,728,789	1,473,413
Net Interest Income	1,763,644	1,628,708	1,665,478
Provision (credit) for credit losses for available for sale and held to maturity securities	87	(558)	4,559
Provision for credit losses for loans	139,687	309,388	45,625
Net Interest Income After Provision for Credit Losses	1,623,870	1,319,878	1,615,294
Non-Interest Income
Wealth management and trust fees	63,436	62,616	44,158
Insurance commissions	13,374	12,794	11,116
Capital markets	42,019	27,221	41,489
Service charges on deposit accounts	61,227	48,276	41,306
Gains on securities transactions, net	74	100	1,104
Fees from loan servicing	13,352	12,393	10,670
Gains (losses) on sales of loans, net	6,906	(5,840)	6,054
(Losses) gains on sales of assets, net	(3)	3,727	6,809
Bank owned life insurance	20,048	16,942	11,843
Other	41,693	46,272	51,180
Total non-interest income	262,126	224,501	225,729
Non-Interest Expense
Salary and employee benefits expense	579,520	558,595	563,591
Net occupancy expense	102,294	102,124	101,470
Technology, furniture and equipment expense	123,876	135,109	150,708
FDIC insurance assessment	39,059	61,476	88,154
Amortization of other intangible assets	30,428	35,045	39,768
Professional and legal fees	86,747	70,315	80,567
Loss on extinguishment of debt	922	—	—
Amortization of tax credit investments	41,792	18,946	18,009
Other	137,488	124,250	120,424
Total non-interest expense	1,142,126	1,105,860	1,162,691
Income Before Income Taxes	743,870	438,519	678,332
Income tax expense	145,887	58,248	179,821
Net Income	597,983	380,271	498,511
Dividends on preferred stock	28,981	21,369	16,135
Net Income Available to Common Shareholders	$569,002	$358,902	$482,376

Earnings Per Common Share:
Basic	$1.02	$0.70	$0.95
Diluted	1.01	0.69	0.95

See accompanying notes to consolidated financial statements.

81	2025 Form 10-K

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$597,983	$380,271	$498,511
Other comprehensive income (loss), net of tax:
Unrealized losses and gains on available for sale debt securities
Net gains (losses) arising during the period	69,346	(18,397)	12,950
Amounts reclassified to earnings	(1)	1	(634)
Total	69,345	(18,396)	12,316
Unrealized gains and losses on derivatives (cash flow hedges)
Net losses on derivatives arising during the period	—	—	(757)
Amounts reclassified to earnings	(825)	(869)	638
Total	(825)	(869)	(119)
Defined benefit pension and postretirement benefit plans
Net gains arising during the period	12,882	10,609	5,442
Amortization of prior service cost	(99)	(97)	(90)
Amortization of actuarial net losses	(348)	(125)	(3)
Total	12,435	10,387	5,349
Total other comprehensive income (loss)	80,955	(8,878)	17,546
Total comprehensive income	$678,938	$371,393	$516,057

See accompanying notes to consolidated financial statements.

2025 Form 10-K	82

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands, except for per share data)
Balance - December 31, 2022	$209,691	506,374	$178,185	$4,980,231	$1,218,445	$(164,002)	$(21,748)	$6,400,802
Adjustment due to the adoption of ASU No. 2022-02	—	—	—	—	990	—	—	990
Balance - January 1, 2023	209,691	506,374	178,185	4,980,231	1,219,435	(164,002)	(21,748)	6,401,792
Net income	—	—	—	—	498,511	—	—	498,511
Other comprehensive income, net of tax	—	—	—	—	—	17,546	—	17,546
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $2.24 per share	—	—	—	—	(8,947)	—	—	(8,947)
Common Stock, $0.44 per share	—	—	—	—	(225,779)	—	—	(225,779)
Effect of stock incentive plan, net	—	1,309	2	9,758	(4,011)	—	18,049	23,798
Common stock issued	—	327	—	—	(650)	—	4,400	3,750
Common stock repurchased	—	(300)	—	—	—	—	(2,092)	(2,092)
Balance - December 31, 2023	209,691	507,710	178,187	4,989,989	1,471,371	(146,456)	(1,391)	6,701,391
Net income	—	—	—	—	380,271	—	—	380,271
Other comprehensive loss, net of tax	—	—	—	—	—	(8,878)	—	(8,878)
Cash dividends declared:
Preferred stock, Series A, $1.56 per share	—	—	—	—	(7,188)	—	—	(7,188)
Preferred stock, Series B, $2.29 per share	—	—	—	—	(9,163)	—	—	(9,163)
Preferred stock, Series C, $0.84 per share	—	—	—	—	(5,018)	—	—	(5,018)
Common Stock, $0.44 per share	—	—	—	—	(232,225)	—	—	(232,225)
Effect of stock incentive plan, net	—	1,878	592	20,380	—	—	1,391	22,363
Preferred stock issued	144,654	—	—	—	—	—	—	144,654
Common stock issued	—	49,198	17,219	431,701	—	—	—	448,920
Balance - December 31, 2024	354,345	558,786	195,998	5,442,070	1,598,048	(155,334)	—	7,435,127
Net income	—	—	—	—	597,983	—	—	597,983
Other comprehensive income, net of tax	—	—	—	—	—	80,955	—	80,955
Cash dividends declared:
Preferred stock, Series A, $1.83 per share	—	—	—		(8,423)	—	—	(8,423)
Preferred stock, Series B, $2.05 per share	—	—	—	—	(8,183)	—	—	(8,183)
Preferred stock, Series C, $2.06 per share	—	—	—	—	(12,375)	—	—	(12,375)
Common Stock, $0.44 per share	—	—	—	—	(249,369)	—	—	(249,369)
Effect of stock incentive plan, net	—	3,883	732	22,775	(4,748)	—	16,469	35,228
Common stock repurchased	—	(6,051)	—	—	—	—	(63,245)	(63,245)
Balance - December 31, 2025	$354,345	556,618	$196,730	$5,464,845	$1,912,933	$(74,379)	$(46,776)	$7,807,698
See accompanying notes to consolidated financial statements.

83	2025 Form 10-K

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income	$597,983	$380,271	$498,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,290	43,789	43,437
Stock-based compensation	27,279	28,988	33,102
Provision for credit losses	139,774	308,830	50,184
Net accretion of discounts and amortization of premium on securities and borrowings	(9,237)	(3,399)	(2,145)
Amortization of other intangible assets	30,428	35,045	39,768
(Gains) losses on available for sale and held to maturity debt securities, net	(17)	15	(401)
Proceeds from sales of loans held for sale at fair value	185,226	253,749	205,575
(Gains) losses on sales of loans, net	(6,906)	5,840	(6,054)
Originations of loans held for sale	(173,493)	(244,710)	(204,686)
Losses (gains) on sales of assets, net	3	(3,727)	(6,809)
Loss on extinguishment of debt	922	—	—
Net deferred income tax expense (benefit)	10,896	(6,139)	(9,359)
Net change in:
Fair value of financial instruments hedged by derivative transactions	11,174	13,402	4,810
Trading debt securities	—	3,973	9,465
Lease right of use assets	11,868	18,467	(37,125)
Cash surrender value of bank owned life insurance	(19,704)	(16,942)	(11,843)
Accrued interest receivable	(3,956)	5,557	(48,892)
Other assets	118,872	(263,375)	(173,512)
Accrued expenses and other liabilities	(615,570)	(11,094)	(5,834)
Net cash provided by operating activities	343,832	548,540	378,192
Cash flows from investing activities:
Loans originated and purchased, net of principal collected	(1,476,923)	(137,723)	(3,346,633)
Equity securities:
Purchases	(14,293)	(9,950)	(14,011)
Sales and capital returns	4,463	1,910	1,850
Held to maturity debt securities:
Purchases	(320,460)	(103,256)	(302,774)
Maturities, calls and principal repayments	357,008	309,475	379,536
Available for sale debt securities:
Purchases	(1,432,385)	(2,387,595)	(112,317)
Sales	—	—	18,779
Maturities, calls and principal repayments	704,152	296,860	78,588
Death benefit proceeds from bank owned life insurance	13,188	9,121	5,218
Proceeds from sales of real estate property and equipment	2,277	3,199	18,308
Proceeds from sales of loans not originated for sale	16,628	1,226,759	—
Proceeds from sale of commercial premium finance lending division	—	98,060	—
Purchases of real estate property and equipment	(18,098)	(16,144)	(76,046)
Net cash used in investing activities	$(2,164,443)	$(709,284)	$(3,349,502)

2025 Form 10-K	84

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Cash flows from financing activities:
Net change in deposits	$2,106,612	$830,609	$1,605,915
Net change in short-term borrowings	18,757	(845,116)	779,105
Proceeds from issuance of long-term borrowings, net	210,000	1,001,800	1,251,804
Repayments of long-term borrowings	(488,000)	(165,000)	(475,000)
Proceeds from issuance of preferred stock, net	—	144,654	—
Cash dividends paid to preferred shareholders	(28,981)	(21,369)	(14,338)
Cash dividends paid to common shareholders	(248,885)	(228,228)	(225,411)
Purchase of common shares related to stock compensation plan activity	(9,801)	(8,867)	(9,383)
Purchase of common shares to treasury	(63,001)	—	(2,092)
Common stock issued, net	17,506	451,164	4,006
Other, net	(156)	(3)	(18)
Net cash provided by financing activities	1,514,051	1,159,644	2,914,588
Net change in cash and cash equivalents	(306,560)	998,900	(56,722)
Cash and cash equivalents at beginning of year	1,890,125	891,225	947,947
Cash and cash equivalents at end of year	$1,583,565	$1,890,125	$891,225
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$1,529,721	$1,737,721	$1,359,534
Federal and state income taxes	53,461	89,701	236,503
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned, net	$878	$12,431	$974
Transfer of loans to loans held for sale, net	23,411	1,042,725	10,000
Lease right of use assets obtained in exchange for operating lease liabilities	35,504	21,501	81,727
See accompanying notes to consolidated financial statements.

85	2025 Form 10-K

VALLEY NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1)
Business
Valley National Bancorp, a New Jersey corporation, is a financial holding company that through its commercial bank subsidiary, Valley National Bank and its subsidiaries, provide a full range of commercial, retail, and trust and investment services largely through its offices and ATM network throughout northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, Alabama, California and Illinois.
In addition to the Bank, Valley’s consolidated subsidiaries include, but are not limited to: an insurance agency offering property and casualty, life and health insurance; an asset management adviser that is a registered investment adviser with the SEC; a securities broker-dealer registered with the SEC and member of FINRA, which is also licensed as an insurance agency to provide life and health insurance; a title insurance agency in New York, which also provides services in New Jersey; an advisory firm specializing in the investment and management of tax credits; and a subsidiary specializing in health care equipment lending and other commercial equipment leases.
Basis of Presentation
The consolidated financial statements of Valley include the accounts of the Bank and all other entities in which Valley has a controlling financial interest. All intercompany transactions and balances have been eliminated. The accounting and reporting policies of Valley conform to GAAP and general practices within the financial services industry. In accordance with GAAP, Valley does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities. See Note 10 for more details. Certain prior period amounts have been reclassified to conform to the current presentation.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at December 31, 2025 and for all periods presented have been made.
Significant Estimates. In preparing the consolidated financial statements in conformity with GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that require application of management’s most difficult, subjective or complex judgment and are particularly susceptible to change include: the allowance for credit losses, the evaluation of goodwill and other intangible assets for impairment, and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. Current economic conditions increase uncertainty in these estimates, and actual results could differ materially. Also, future amounts and values may differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
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

2025 Form 10-K	86

or losses on AFS securities are recognized by the specific identification method and are included in net gains and losses on securities transactions within non-interest income.
Equity securities are presented on the statements of financial condition at fair value with any unrealized and realized gains and losses reported in non-interest income. See Notes 2 and 3 for additional information.
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
To measure the expected credit losses on HTM debt securities that have loss expectations, Valley utilizes a third-party discounted cash flow model. The assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. The model is adjusted for a probability weighted multi-scenario economic forecast to estimate future credit losses. Valley uses a two-year reasonable and supportable forecast period, followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of investment security. The economic forecast methodology and governance for debt securities is aligned with Valley's economic forecast used for the loan portfolio. Accrued interest receivable is excluded from the estimate of credit losses. See Note 3 for additional information.
Impairment of Available for Sale Debt Securities
The impairment model for AFS debt securities differs from the CECL methodology applied to HTM debt securities because the AFS debt securities are measured at fair value rather than amortized cost.
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis.
In performing an assessment of whether any decline in fair value is due to a credit loss, Valley considers the extent to which the fair value is less than the amortized cost, changes in credit ratings, any adverse economic conditions, as well as all relevant information at the individual security level, such as credit deterioration of the issuer or collateral underlying the security. In assessing the impairment, Valley compares the present value of cash flows expected to be collected with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value is less than the amortized cost basis. The non-credit related decrease in the fair value, such as a decline due to changes in market interest rates, is recorded in other comprehensive income, net of tax. Valley also assesses the intent to sell the securities (as well as the likelihood of a near-term recovery). When Valley intends to sell an AFS debt security or it is more likely than not that Valley will be required to sell the security before recovery of the amortized cost, the entire fair value adjustment will immediately be recognized in earnings in the non-interest income. See Note 3 for additional information.
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

87	2025 Form 10-K

unamortized cost or fair market value to loans held for sale from the held for investment loan portfolio. At December 31, 2025, loans held for sale consisted of several residential mortgage loans originated for sale and two non-performing commercial real estate loan relationships with a carrying value of $18.0 million.
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
Loans are deemed to be past due when the contractual principal and interest payments have not been received as they become due. Loans are placed on non-accrual status generally, when they become 90 days past due and/or the full and timely collection of principal and interest becomes uncertain. When a loan is placed on non-accrual status, interest accruals cease, and uncollected accrued interest is reversed and charged against current income. Cash collections from non-accrual loans are generally credited to the loan balance, and no interest income is recognized on these loans until the principal balance has been determined to be fully collectible. A loan in which the borrower's obligation has not been released in bankruptcy courts may be restored to an accruing basis when it becomes well secured and is in the process of collection, or all past due amounts become current under the loan agreement and collectability is no longer doubtful.
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
The expected life of loan loss percentages are determined by analyzing the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan data for each loan portfolio pool, and by assessing the severity of loss, based on the aggregate net lifetime losses incurred. The expected credit losses based on loss history are adjusted for qualitative factors. Among other things, these adjustments include and account for differences in: (i) the impact of the reasonable and supportable economic forecast, probability weightings and economic variables under each scenario and reversion period, (ii) other weighted asset specific risks to the extent they do not exist in the historical loss information, and (iii) net expected recoveries of charged off loan balances. These adjustments are based on qualitative factors not reflected in the transition matrix but are likely to impact the measurement of estimated credit losses. The expected lifetime loss rate is the life of loan loss percentage from the transition matrix model plus the impact of the adjustments for qualitative factors. The expected

2025 Form 10-K	88

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
See Note 4 for a discussion of Valley’s loan credit quality and additional allowance for credit losses.
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

89	2025 Form 10-K

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
See Note 5 for additional information on Valley's lease related assets and obligations.
Premises and Equipment, Net
Premises and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives range from 3 years for capitalized software to up to 40 years for buildings. Leasehold improvements are amortized over the term of the lease or estimated useful life of the asset, whichever is shorter. Major improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Upon retirement or disposition, any gain or loss is credited or charged to operations. See Note 6 for further details.
Cash Surrender Value of Bank Owned Life Insurance
Valley owns bank owned life insurance to help offset the cost of employee benefits. Bank owned life insurance is recorded at its cash surrender value. Valley’s bank owned life insurance is invested primarily in U.S. Treasury securities and residential mortgage-backed securities issued by government-sponsored enterprises and Ginnie Mae. The change in the cash surrender value is included as a component of non-interest income and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.
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
OREO, consisting of commercial properties totaled $4.5 million at December 31, 2025 and $12.2 million, primarily consisting of commercial properties, at December 31, 2024. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.4 million and $4.6 million at December 31, 2025 and 2024, respectively.
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

2025 Form 10-K	90

results. In performing this reconciliation, Valley compares the sum of fair value of its reporting units to Valley’s market capitalization, adjusted for a control premium to realize from a hypothetical acquisition of Valley. If Valley changed its strategy or if market conditions shifted, Valley's judgments may change, which may result in adjustments to the recorded goodwill balance.
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
Loan Servicing Rights
Loan servicing rights are recorded when originated mortgage loans are sold with servicing rights retained, or when servicing rights are purchased. Valley initially records the loan servicing rights at fair value. Subsequently, the loan servicing rights are carried at the lower of unamortized cost or market (i.e., fair value). The fair values of the loan servicing rights for each risk-stratified group of loan servicing rights are calculated using a fair value model from a third-party vendor that uses various inputs and assumptions, including but not limited to, prepayment speeds, internal rate of return (discount rate), servicing cost, ancillary income, float rate, tax rate, and inflation. The prepayment speed and the discount rate are considered two of the most significant inputs in the model.
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
Stock-Based Compensation
Compensation expense for RSUs, restricted stock and stock option awards (i.e., non-vested stock awards) is based on the fair value of the award on the date of the grant and is recognized ratably over the service period of the award. Valley's long-term incentive compensation plan includes a service period requirement for award grantees who are eligible for retirement pursuant to which an award will vest at one-twelfth per month after the grant date and requires the grantees to continue service with Valley for one year in order for the award to fully vest. Compensation expense for these awards is amortized monthly over a one year period after the grant date. The service period for non-retirement eligible employees is the shorter of the stated vesting period of the award or the period until the employee’s retirement eligibility date. The fair value of each option granted is estimated using a binomial option pricing model. The fair value of RSUs and restricted stock awards is based upon the last sale price reported preceding the date of grant, except for performance-based stock awards with a market condition. The grant date fair value of a performance-based stock award that vests based on a market condition is determined by a third-party specialist using a Monte Carlo valuation model. There have been no changes to any of the key model characteristics, assumptions and parameters. See Note 11 for additional information.
Fair Value Measurements
Valley measures many of its assets and liabilities on a fair value basis in accordance with ASC Topic 820, “Fair Value Measurement.” Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In general, fair values of financial instruments are based upon quoted market prices, where available. When observable market prices and parameters are not fully available, management uses valuation techniques based upon internal and third-party models requiring more management judgment to estimate the appropriate fair value measurements. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, including adjustments based on internal cash flow model projections that utilize assumptions similar to those incorporated by market participants. Other adjustments may include amounts to reflect counterparty credit quality and Valley’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. See Note 2 for additional information.

91	2025 Form 10-K

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
The following describes revenue within scope of ASC Topic 606:
Wealth management and trust fees. Wealth management and trust fees include brokerage fees and fees from investment management, investment advisory, trust, custody and other products. Brokerage fees are commissions related to the execution of market trades. Brokerage fee revenue is recognized on trade date, as the performance obligation is satisfied when the trade is executed. Trust and investment management fee income is received for providing wealth management and investment advisory services and is typically calculated based on a percentage of client assets under management and recognized over the term of the investment management agreement as services are provided to the client. Certain tax credit advisory fees are earned when the related performance criteria have been satisfied, and it is probable that the fees will be earned.
Insurance commissions. Insurance commissions are received on insurance product sales. Valley acts in the capacity of an agent between Valley's customer and the insurance carrier. Valley's performance obligation is satisfied over the term of the insurance policy.
Service charges on deposit accounts. Service charges on deposit accounts include commercial treasury management service fees, maintenance fees, overdraft fees, and other account related charges. Deposit account related fees are typically recognized at the time these services are performed for the customer, or on a monthly basis.
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
Valley may maintain a reserve related to certain tax positions that management believes contain an element of uncertainty. An uncertain tax position is measured based on the largest amount of benefit that management believes is more likely than not to be realized. Periodically, Valley evaluates each of its tax positions and strategies to determine whether a reserve is appropriate. See Note 12 for additional information.
On July 4, 2025, new federal legislation commonly known as the OBBBA was enacted into law. The OBBBA extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act, includes tax relief measures, modifies certain energy tax credits

2025 Form 10-K	92

and sets various limits on tax deductions, among other key provisions. The enactment of the OBBBA did not have a material impact on Valley's consolidated financial statements for the year ended December 31, 2025. Additionally, Valley has evaluated certain provisions of the OBBBA that are effective starting in 2026, which are not expected to have a material impact on Valley's consolidated financial statements in future periods.
Comprehensive Income
Comprehensive income or loss is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to shareholders. Comprehensive income consists of net income and other comprehensive income or loss. Valley’s components of other comprehensive income or loss, net of deferred tax, include: (1) unrealized gains and losses on AFS debt securities; (2) unrealized gains and losses on derivatives used in cash flow hedging relationships; and (3) the benefit adjustment for the unfunded portion of its various employee, officer, and director pension plans and other post-employment benefits. Income tax effects are released from accumulated other comprehensive income on an individual unit of account basis. Valley presents comprehensive income and its components in the consolidated statements of comprehensive income for all periods presented. See Note 18 for additional information.
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

The following table shows the calculation of both basic and diluted earnings per common share for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(in thousands, except for share data)
Net income available to common shareholders	$569,002	$358,902	$482,376
Basic weighted-average number of common shares outstanding	559,637,823	515,755,365	507,532,365
Plus: Common stock equivalents	4,194,727	2,236,436	1,713,403
Diluted weighted-average number of common shares outstanding	563,832,550	517,991,801	509,245,768
Earnings per common share:
Basic	$1.02	$0.70	$0.95
Diluted	1.01	0.69	0.95
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of RSUs and stock options to purchase Valley’s common shares. Stock options and RSUs with exercise and vesting prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Potential anti-dilutive weighted common shares totaled approximately 335 thousand, 3.5 million and 2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Preferred and Common Stock Dividends
Valley issued 4.6 million, 4.0 million and 6.0 million shares of non-cumulative perpetual preferred stock in June 2015, August 2017 and August 2024, respectively, which were initially recorded at fair value. See Note 17 for additional details on the preferred stock issuances. The preferred shares have seniority over Valley’s common stock, meaning that dividends for the current year must be paid to preferred shareholders before any dividends can be distributed to common shareholders. Preferred dividends declared are deducted from net income for calculating income available to common shareholders and earnings per common share computations.
Cash dividends to both preferred and common shareholders are payable and accrued when declared by the Board.

93	2025 Form 10-K

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
Valley also has hybrid instruments, consisting of market linked certificates of deposit with an embedded swap contract. Valley records all derivatives including embedded derivatives as assets or liabilities at fair value on the consolidated statements of financial condition. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Currently, Valley does not have any cash flow hedges. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.
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
See Notes 14 and 15 for additional information on our derivative instruments.
New Authoritative Accounting Guidance
ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” amends the existing requirement that cash flow hedges of groups of individual forecasted transactions that use a single derivative as the hedging instrument share the same risk exposure. Instead, the new guidance requires such groups to have a similar risk exposure. Additionally, ASU No. 2025-09 clarifies that the quantitative threshold for determining similar risk exposure aligns with the highly effective threshold used in assessing hedge effectiveness. ASU No. 2025-09 is effective for interim and annual reporting periods beginning after December 15, 2026 with early adoption permitted. The amendments should be applied prospectively to all hedging relationships beginning on or after the date of adoption. ASU No. 2025-09 is currently not expected to have a significant impact on Valley’s consolidated financial statements.
ASU No. 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans,” amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU No. 2025-8, entities must account for acquired loans that meet certain criteria of “purchased seasoned loans” at acquisition by recognizing them at their purchase price plus an allowance for expected credit losses (gross-up approach). The intent of amendments is to align the accounting for purchased seasoned loans with the current accounting guidance under ASC 326 for PCD assets. ASU No. 2025-08 is effective for interim and annual reporting periods beginning after December 15, 2026 with early adoption permitted. The amendments must be applied

2025 Form 10-K	94

prospectively. ASU No. 2025-08 is currently not expected to have a significant impact on Valley's consolidated financial statements.
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
ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement. ASU No. 2024-03 can be applied prospectively, and it is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. Valley is currently evaluating the impact of ASU No. 2024-03 on its consolidated financial statements disclosures.
FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Note 2)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2025 and 2024. The assets presented under “non-recurring fair value measurements” in the table below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

95	2025 Form 10-K

		Fair Value Measurements at Reporting Date Using:
	2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,293	$23,293	$—	$—
Equity securities at net asset value (NAV)	10,110	—	—	—
Available for sale debt securities:
U.S. Treasury securities	228,487	228,487	—	—
U.S. government agency securities	39,944	—	39,944	—
Obligations of states and political subdivisions	193,380	—	193,380	—
Residential mortgage-backed securities	3,514,078	—	3,514,078	—
Corporate and other debt securities	226,329	—	226,329	—
Total available for sale debt securities	4,202,218	228,487	3,973,731	—
Loans held for sale (1)	8,212	—	8,212	—
Other assets (2)	182,673	—	182,673	—
Total assets	$4,426,506	$251,780	$4,164,616	$—
Liabilities
Other liabilities (2)	$184,162	$—	$184,162	$—
Total liabilities	$184,162	$—	$184,162	$—
Non-recurring fair value measurements:
Collateral dependent loans (3)	$105,107	$—	$—	$105,107
Foreclosed assets	5,680	—	—	5,680
Total	$110,787	$—	$—	$110,787

2025 Form 10-K	96

		Fair Value Measurements at Reporting Date Using:
	2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,642	$23,642	$—	$—
Equity securities at net asset value (NAV)	11,000	—	—	—
Available for sale debt securities:
U.S. Treasury securities	291,549	291,549	—	—
U.S. government agency securities	22,543	—	22,543	—
Obligations of states and political subdivisions	192,509	—	192,509	—
Residential mortgage-backed securities	2,681,076	—	2,681,076	—
Corporate and other debt securities	182,047	—	182,047	—
Total available for sale debt securities	3,369,724	291,549	3,078,175	—
Loans held for sale (1)	16,931	—	16,931	—
Other assets (2)	444,263	—	444,263	—
Total assets	$3,865,560	$315,191	$3,539,369	$—
Liabilities
Other liabilities (2)	$454,200	$—	$454,200	$—
Total liabilities	$454,200	$—	$454,200	$—
Non-recurring fair value measurements:
Non-performing loans held for sale	$8,750	$—	$8,750	$—
Collateral dependent loans (3)	139,424	—	—	139,424
Foreclosed assets	13,852	—	—	13,852
Total	$162,026	$—	$8,750	$153,276

(1)Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling $8.1 million and $16.8 million at December 31, 2025 and 2024, respectively.
(2)Derivative financial instruments are included in this category.
(3)Net of specific reserve allocations reported within the allowance for loan losses totaling $82.0 million and $75.8 million at December 31, 2025 and 2024, respectively.
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

97	2025 Form 10-K

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
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at December 31, 2025 and 2024 based on the short duration these assets were held and their credit quality.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the SOFR curve at December 31, 2025 and 2024. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at December 31, 2025 and 2024), is determined based on the current market prices for similar instruments. The fair value of a credit default swap related to a portion of Valley's automobile loan portfolio is based on estimated discounted cash flows that incorporate market data for auto credit loss forecasts and anticipated cash outflows for the instrument's premium payments. The fair value of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at December 31, 2025 and 2024. See Note 14 for additional details on Valley's derivatives.

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
Non-performing commercial real estate loan held for sale. During the year ended December 31, 2023, Valley transferred a non-performing construction loan totaling $10.0 million, net a $4.2 million of charge-offs to the allowance for loan losses, to loans held for sale. The fair value of the loan was determined using Level 2 inputs, including bids from a third-party broker engaged to solicit interest from potential purchasers. The broker coordinated loan level due diligence with interested parties and established a formal bidding process in which each participant was required to provide an indicative non-binding bid. Fair value was determined based on a non-binding sale agreement selected by Valley during the bidding process. During the year ended December 31, 2024, an additional $1.2 million write-down was recorded to earnings to reflect the loan's current estimated fair value of $8.8 million at December 31, 2024. The loan did not require remeasurement at fair value during the year ended December 31, 2025, as its estimated fair value, based on a current appraisal, exceeded its adjusted carrying balance of $8.8 million at December 31, 2025. Loans not originated for held for sale are measured at the lower of cost or market.
Collateral dependent loans. Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all the repayment is expected from the sale of collateral. Collateral dependent loans are reported at the fair value of the underlying collateral when the fair value is lower than the recorded investment in the loan. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At December 31, 2025, collateral dependent loans were individually re-measured and reported at fair value (net carrying amount) through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. Collateral dependent loans with a total amortized cost of $187.1 million and $215.2 million at December 31, 2025 and 2024, respectively, (including taxi medallion loans totaling $47.1 million and $49.5 million at December 31, 2025 and 2024, respectively) were reduced by specific allowance for loan losses allocations totaling $82.0 million and $75.8 million to a reported total net carrying amount of $105.1 million and $139.4 million at December 31, 2025 and 2024, respectively.

2025 Form 10-K	98

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of an asset occur, the asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. The re-measurement of foreclosed assets at fair value subsequent to their initial recognition resulted in $3.4 million of losses for the year ended December 31, 2025, included in non-interest expense. There were no write-downs of foreclosed assets during the years ended December 31, 2024 and 2023. There were no adjustments to the appraisals of foreclosed assets at December 31, 2025 and 2024.
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

99	2025 Form 10-K

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at December 31, 2025 and 2024 were as follows:

		2025		2024
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$315,166	$315,166	$411,412	$411,412
Interest bearing deposits with banks	Level 1	1,268,399	1,268,399	1,478,713	1,478,713
Equity securities (1)	Level 3	49,371	49,371	36,871	36,871
Held to maturity debt securities:
U.S. Treasury securities	Level 1	—	—	25,480	25,461
U.S. government agency securities	Level 2	292,269	253,062	301,315	252,302
Obligations of states and political subdivisions	Level 2	353,875	333,834	372,489	346,361
Residential mortgage-backed securities	Level 2	2,732,752	2,431,987	2,710,642	2,292,148
Trust preferred securities	Level 2	36,103	30,689	36,081	29,145
Corporate and other debt securities	Level 2	81,572	80,031	86,213	82,867
Total held to maturity debt securities (2)		3,496,571	3,129,603	3,532,220	3,028,284
Net loans (3)	Level 3	49,571,352	47,868,967	48,240,861	46,634,654
Accrued interest receivable	Level 1	243,897	243,897	239,941	239,941
FRB and FHLB stock (4)	Level 2	339,484	339,484	328,497	328,497
Financial liabilities
Deposits without stated maturities	Level 1	40,758,970	40,758,970	37,733,313	37,733,313
Deposits with stated maturities	Level 2	11,424,123	11,465,247	12,342,544	12,363,365
Short-term borrowings	Level 2	91,475	88,468	72,718	68,032
Long-term borrowings	Level 2	2,908,579	2,916,674	3,174,155	3,109,622
Junior subordinated debentures issued to capital trusts	Level 2	57,803	53,050	57,455	54,957
Accrued interest payable (5)	Level 1	89,683	89,683	150,564	150,564

(1)Represents equity securities without a readily determinable fair value, which are measured based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Total changes in the valuation of equity securities for the year ended December 31, 2025 and 2024, respectively, were immaterial.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Includes non-performing loans held for sale carried at lower of cost (or market) of $18.0 million at December 31, 2025.
(4)Included in other assets.
(5)Included in accrued expenses and other liabilities.
INVESTMENT SECURITIES (Note 3)
Equity Securities
Equity securities totaled $82.8 million and $71.5 million at December 31, 2025 and 2024, respectively. See Note 2 for further details on equity securities.

2025 Form 10-K	100

Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of AFS debt securities at December 31, 2025 and 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2025
U.S. Treasury securities	$250,494	$226	$(22,233)	$228,487
U.S. government agency securities	41,026	35	(1,117)	39,944
Obligations of states and political subdivisions:
Obligations of states and state agencies	44,079	—	(646)	43,433
Municipal bonds	181,883	1	(31,937)	149,947
Total obligations of states and political subdivisions	225,962	1	(32,583)	193,380
Residential mortgage-backed securities	3,541,284	36,238	(63,444)	3,514,078
Corporate and other debt securities	231,876	1,781	(7,328)	226,329
Total	$4,290,642	$38,281	$(126,705)	$4,202,218
December 31, 2024
U.S. Treasury securities	$319,551	$—	$(28,002)	$291,549
U.S. government agency securities	24,636	20	(2,113)	22,543
Obligations of states and political subdivisions:
Obligations of states and state agencies	46,211	—	(682)	45,529
Municipal bonds	179,284	—	(32,304)	146,980
Total obligations of states and political subdivisions	225,495	—	(32,986)	192,509
Residential mortgage-backed securities	2,784,895	3,796	(107,615)	2,681,076
Corporate and other debt securities	197,696	247	(15,896)	182,047
Total	$3,552,273	$4,063	$(186,612)	$3,369,724
Accrued interest on investments, which is excluded from the amortized cost of AFS debt securities, totaled $18.2 million and $13.1 million at December 31, 2025 and 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

101	2025 Form 10-K

The age of unrealized losses and fair value of related AFS debt securities at December 31, 2025 and 2024 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2025
U.S. Treasury securities	$—	$—	$128,232	$(22,233)	$128,232	$(22,233)
U.S. government agency securities	—	—	20,754	(1,117)	20,754	(1,117)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	5,453	(646)	5,453	(646)
Municipal bonds	—	—	141,083	(31,937)	141,083	(31,937)
Total obligations of states and political subdivisions	—	—	146,536	(32,583)	146,536	(32,583)
Residential mortgage-backed securities	118,263	(234)	650,985	(63,210)	769,248	(63,444)
Corporate and other debt securities	12,741	(9)	132,307	(7,319)	145,048	(7,328)
Total	$131,004	$(243)	$1,078,814	$(126,462)	$1,209,818	$(126,705)
December 31, 2024
U.S. Treasury securities	$—	$—	$291,549	$(28,002)	$291,549	$(28,002)
U.S. government agency securities	—	—	21,281	(2,113)	21,281	(2,113)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	6,208	(682)	6,208	(682)
Municipal bonds	—	—	139,216	(32,304)	139,216	(32,304)
Total obligations of states and political subdivisions	—	—	145,424	(32,986)	145,424	(32,986)
Residential mortgage-backed securities	1,483,442	(22,242)	501,858	(85,373)	1,985,300	(107,615)
Corporate and other debt securities	—	—	166,800	(15,896)	166,800	(15,896)
Total	$1,483,442	$(22,242)	$1,126,912	$(164,370)	$2,610,354	$(186,612)
Within the AFS debt securities portfolio, the total number of security positions in an unrealized loss position was 602 and 726 at December 31, 2025 and 2024, respectively.
As of December 31, 2025, the fair value of securities AFS that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.3 billion.
Contractual Maturities
The contractual maturities of AFS debt securities at December 31, 2025 are set forth in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

2025 Form 10-K	102

	December 31, 2025
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$987	$981
Due after one year through five years	224,894	222,934
Due after five years through ten years	235,455	228,609
Due after ten years	288,022	235,616
Residential mortgage-backed securities	3,541,284	3,514,078
Total	$4,290,642	$4,202,218
The weighted average remaining expected life for AFS residential mortgage-backed securities was 6.60 years at December 31, 2025.
Impairment Analysis of Available for Sale Debt Securities
Valley’s AFS debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These securities may pose a higher risk of future impairment due to economic uncertainty and potential adverse effects on issuers’ performance.
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. See Note 1 for further information regarding Valley's accounting policy. Valley also evaluated AFS debt securities that were in an unrealized loss position as of December 31, 2025 included in the tables above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. During 2023, Valley recognized a credit-related impairment of one corporate bond issued by a failed bank resulting in both a provision for credit losses and full charge-off security totaling $5.0 million. The credit-related impairment was based on a comparison of the present value of expected cash flows to the amortized cost. The bond was subsequently sold and the sale resulted in a $869 thousand gain during the fourth quarter 2023. There was no impairment recognized during the years ended December 31, 2025 and 2024.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of these securities prior to recovery of their amortized cost basis. None of the AFS debt securities were past due as of December 31, 2025. As a result, there was no allowance for credit losses for AFS debt securities at December 31, 2025 and 2024.

103	2025 Form 10-K

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of HTM debt securities at December 31, 2025 and 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
December 31, 2025
U.S. government agency securities	$292,269	$19	$(39,226)	$253,062	$—	$292,269
Obligations of states and political subdivisions:
Obligations of states and state agencies	60,801	504	(3,293)	58,012	2	60,799
Municipal bonds	293,074	43	(17,295)	275,822	134	292,940
Total obligations of states and political subdivisions	353,875	547	(20,588)	333,834	136	353,739
Residential mortgage-backed securities	2,732,752	11,050	(311,815)	2,431,987	—	2,732,752
Trust preferred securities	36,103	—	(5,414)	30,689	425	35,678
Corporate and other debt securities	81,572	—	(1,541)	80,031	173	81,399
Total	$3,496,571	$11,616	$(378,584)	$3,129,603	$734	$3,495,837
December 31, 2024
U.S. Treasury securities	$25,480	$—	$(19)	$25,461	$—	$25,480
U.S. government agency securities	301,315	—	(49,013)	252,302	—	301,315
Obligations of states and political subdivisions:
Obligations of states and state agencies	68,025	—	(5,335)	62,690	2	68,023
Municipal bonds	304,464	9	(20,802)	283,671	48	304,416
Total obligations of states and political subdivisions	372,489	9	(26,137)	346,361	50	372,439
Residential mortgage-backed securities	2,710,642	2,088	(420,582)	2,292,148	—	2,710,642
Trust preferred securities	36,081	—	(6,936)	29,145	414	35,667
Corporate and other debt securities	86,213	10	(3,356)	82,867	183	86,030
Total	$3,532,220	$2,107	$(506,043)	$3,028,284	$647	$3,531,573
Accrued interest on investments, which is excluded from the amortized cost of HTM debt securities, totaled $12.3 million and $13.0 million at December 31, 2025 and 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. HTM debt securities are carried net of an allowance for credit losses (as shown in the table above).

2025 Form 10-K	104

The age of unrealized losses and fair value of related HTM debt securities at December 31, 2025 and 2024 were as follows:

	Less than Twelve Months		More than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
December 31, 2025
U.S. government agency securities	$—	$—	$235,027	$(39,226)	$235,027	$(39,226)
Obligations of states and political subdivisions:
Obligations of states and state agencies	8,974	(161)	32,537	(3,132)	41,511	(3,293)
Municipal bonds	18,237	(1,777)	176,687	(15,518)	194,924	(17,295)
Total obligations of states and political subdivisions	27,211	(1,938)	209,224	(18,650)	236,435	(20,588)
Residential mortgage-backed securities	23,866	(152)	1,837,989	(311,663)	1,861,855	(311,815)
Trust preferred securities	—	—	30,689	(5,414)	30,689	(5,414)
Corporate and other debt securities	10,471	(29)	64,560	(1,512)	75,031	(1,541)
Total	$61,548	$(2,119)	$2,377,489	$(376,465)	$2,439,037	$(378,584)
December 31, 2024
U.S. Treasury securities	$25,461	$(19)	$—	$—	$25,461	$(19)
U.S. government agency securities	22,621	(75)	229,143	(48,938)	251,764	(49,013)
Obligations of states and political subdivisions:
Obligations of states and state agencies	20,632	(517)	42,058	(4,818)	62,690	(5,335)
Municipal bonds	36,766	(440)	210,723	(20,362)	247,489	(20,802)
Total obligations of states and political subdivisions	57,398	(957)	252,781	(25,180)	310,179	(26,137)
Residential mortgage-backed securities	216,651	(2,687)	1,917,644	(417,895)	2,134,295	(420,582)
Trust preferred securities	—	—	29,145	(6,936)	29,145	(6,936)
Corporate and other debt securities	5,977	(23)	63,879	(3,333)	69,856	(3,356)
Total	$328,108	$(3,761)	$2,492,592	$(502,282)	$2,820,700	$(506,043)
Within the HTM securities portfolio, the total number of security positions in an unrealized loss position was 667 and 798 at December 31, 2025 and 2024, respectively.
As of December 31, 2025, the fair value of HTM debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $1.4 billion.
Contractual Maturities
The contractual maturities of investments in HTM debt securities at December 31, 2025 are set forth in the table below. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

105	2025 Form 10-K

	December 31, 2025
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$49,575	$49,361
Due after one year through five years	33,202	33,124
Due after five years through ten years	156,014	150,240
Due after ten years	525,028	464,891
Residential mortgage-backed securities	2,732,752	2,431,987
Total	$3,496,571	$3,129,603
The weighted-average remaining expected life for HTM residential mortgage-backed securities was 9.06 years at December 31, 2025.
Credit Quality Indicators
Valley monitors the credit quality of the HTM debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of HTM debt securities by external credit rating at December 31, 2025 and 2024.

	AAA/AA/A Rated	BBB rated	Non-rated	Total
	(in thousands)
December 31, 2025
U.S. government agency securities	$292,269	$—	$—	$292,269
Obligations of states and political subdivisions:
Obligations of states and state agencies	47,458	—	13,343	60,801
Municipal bonds	239,905	—	53,169	293,074
Total obligations of states and political subdivisions	287,363	—	66,512	353,875
Residential mortgage-backed securities	2,732,752	—	—	2,732,752
Trust preferred securities	—	—	36,103	36,103
Corporate and other debt securities	—	3,000	78,572	81,572
Total	$3,312,384	$3,000	$181,187	$3,496,571
December 31, 2024
U.S. Treasury securities	$25,480	$—	$—	$25,480
U.S. government agency securities	301,315	—	—	301,315
Obligations of states and political subdivisions:
Obligations of states and state agencies	52,770	—	15,255	68,025
Municipal bonds	277,921	—	26,543	304,464
Total obligations of states and political subdivisions	330,691	—	41,798	372,489
Residential mortgage-backed securities	2,710,642	—	—	2,710,642
Trust preferred securities		—	36,081	36,081
Corporate and other debt securities	—	6,000	80,213	86,213
Total	$3,368,128	$6,000	$158,092	$3,532,220
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At December 31, 2025, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the “non-rated” category included municipal bonds secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

2025 Form 10-K	106

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
HTM debt securities are carried net of an allowance for credit losses. The following table details the activity in the allowance for credit losses for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(in thousands)
Beginning balance	$647	$1,205	$1,646
Provision (credit) for credit losses	87	(558)	(441)
Ending balance	$734	$647	$1,205
There were no net charge-offs of HTM debt securities in the respective periods presented in the table above.
Realized Gains and Losses
Gross gains and losses realized on sales, maturities and other securities transactions related to AFS securities and net gains and losses on trading debt securities included in earnings for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
	(in thousands)
Sales transactions:
Gross gains	$—	$—	$869
Total	—	—	869
Maturities and other securities transactions:
Gross gains	29	3	21
Gross losses	(12)	(18)	(488)
Total	17	(15)	(467)
Net gains on trading debt securities	57	115	702
Gains on securities transactions, net	$74	$100	$1,104
The gross gains on sales transactions for the year ended December 31, 2023 resulted from the sale of a previously impaired and fully charged-off corporate bond issued by a bank that failed in 2023.

107	2025 Form 10-K

LOANS AND ALLOWANCE FOR CREDIT LOSSES FOR LOANS (Note 4)
The details of the loan portfolio as of December 31, 2025 and 2024 were as follows:

	2025	2024
	(in thousands)
Loans:
Commercial and industrial	$10,961,519	$9,931,400
Commercial real estate:
Commercial real estate	26,772,749	26,530,225
Construction	2,471,233	3,114,733
Total commercial real estate loans	29,243,982	29,644,958
Residential mortgage	5,826,192	5,632,516
Consumer:
Home equity	687,680	604,433
Automobile	2,184,600	1,901,065
Other consumer	1,232,755	1,085,339
Total consumer loans	4,105,035	3,590,837
Total loans	$50,136,728	$48,799,711
Total loans include net unearned discounts and deferred loan fees of $17.4 million and $45.3 million at December 31, 2025 and 2024, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $209.5 million and $208.9 million at December 31, 2025 and 2024, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.
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
During 2025, Valley transferred non-performing construction and commercial real estate loan relationships totaling $14.1 million and $10.2 million, respectively, from the held for investment loan portfolio to loans held for sale. The construction loans sales resulted in a $1.3 million loss for the year ended December 31, 2025.
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
Related Party Loans
In the ordinary course of business, Valley has granted loans to certain directors, executive officers, and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated people and do not involve more than normal risk of collectibility. All loans to related parties are performing as of December 31, 2025.

2025 Form 10-K	108

The following table summarizes the changes in the total outstanding balances of loans and advances to the related parties during the year ended December 31, 2025:

2025
(in thousands)
December 31, 2024	$224,694
New loans and advances	11,983
Repayments	(2,523)
Effect of changes in status of related parties *	(130,935)
December 31, 2025	$103,219
_________
*Changes in status represent individuals who were either added as related parties or ceased to be related parties during the year.
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
Commercial and industrial loans. While a focused area for growth in the percentage mix of our total loan portfolio, a significant portion of Valley’s commercial and industrial loan portfolio consists of loans to long standing customers of proven ability and strong repayment performance. Underwriting standards for both existing and new customers are based on cash flow from the operations of the business. While such recurring cash flow serves as the primary source of repayment, a significant number of the loans are secured by collateral such as business equipment, inventory, and real estate. Short-term loans may be made on an unsecured basis based on a borrower’s financial strength and past performance. Whenever possible, Valley will obtain the personal guarantee of the borrower’s principals to potentially help mitigate the risk.
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
Construction loans. Valley originates and manages construction loans to developers and builders structured on either a revolving or non-revolving basis, depending on the nature of the underlying development project. These loans are generally secured by the real estate to be developed and may also be secured by additional real estate to mitigate the risk. Non-revolving construction loans often involve the disbursement of substantially all committed funds with repayment substantially dependent on the successful completion and sale, or lease, of the project. Sources of repayment for these types of loans may be from pre-committed permanent loans from other lenders, sales of developed property, or an interim loan commitment from Valley until permanent financing is obtained elsewhere. Revolving construction loans (generally relating to single-family residential construction) are controlled with loan advances dependent upon the presale of housing units financed. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing.
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

109	2025 Form 10-K

judgmental credit decision by Valley’s underwriting staff. Residential mortgage loans include fixed and variable interest rate loans secured by one to four family homes.
Consumer loans. The consumer loan portfolio consists of a home equity, automobile, and other consumer loans. Home equity lending consists of both fixed and variable interest rate products. Valley mainly provides home equity loans to its residential mortgage customers within the footprint of its primary lending territory. Valley generally will not exceed a combined (i.e., first and second mortgage) loan-to-value ratio of 80 percent when originating a home equity loan. Automobile originations (including light truck and sport utility vehicles) are largely produced via indirect channels, originated through approved automobile dealers. Automotive collateral is generally a depreciating asset and there are times in the life of an automobile loan where the amount owed on a vehicle may exceed its collateral value. Additionally, automobile charge-offs will vary based on the strength or weakness of the used vehicle market, original advance rate, when in the life cycle of a loan a default occurs, and the condition of the collateral being liquidated. Where permitted by law, and subject to the limitations of the bankruptcy code, deficiency judgments are sought and acted upon to ultimately collect all money owed, even when a default resulted in a loss at collateral liquidation. Valley uses a third party to actively track collision and comprehensive risk insurance required of the borrower on the automobile and this third party provides coverage to Valley in the event of an uninsured collateral loss. Valley’s other consumer loan portfolio includes direct consumer term loans, both secured and unsecured. The other consumer loan portfolio includes exposures in personal lines of credit (mainly those secured by cash surrender value of life insurance), credit card loans and personal loans.
Credit Quality
The following table presents past due, current, and non-accrual loans without an allowance for loan losses by loan portfolio class at December 31, 2025 and 2024:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2025
Commercial and industrial	$11,177	$1,274	$—	$138,321	$150,772	$10,810,747	$10,961,519	$21,132
Commercial real estate:
Commercial real estate	72,810	—	212	236,221	309,243	26,463,506	26,772,749	177,372
Construction	—	—	—	9,140	9,140	2,462,093	2,471,233	—
Total commercial real estate loans	72,810	—	212	245,361	318,383	28,925,599	29,243,982	177,372
Residential mortgage	21,615	10,181	3,300	44,424	79,520	5,746,672	5,826,192	28,320
Consumer loans:
Home equity	1,813	620	—	5,530	7,963	679,717	687,680	2,008
Automobile	10,827	1,328	611	279	13,045	2,171,555	2,184,600	—
Other consumer	1,780	3,321	459	23	5,583	1,227,172	1,232,755	—
Total consumer loans	14,420	5,269	1,070	5,832	26,591	4,078,444	4,105,035	2,008
Total	$120,022	$16,724	$4,582	$433,938	$575,266	$49,561,462	$50,136,728	$228,832

2025 Form 10-K	110

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2024
Commercial and industrial	$2,389	$1,007	$1,307	$136,675	$141,378	$9,790,022	$9,931,400	$15,947
Commercial real estate:
Commercial real estate	20,902	24,903	—	157,231	203,036	26,327,189	26,530,225	91,095
Construction	—	—	—	24,591	24,591	3,090,142	3,114,733	5,002
Total commercial real estate loans	20,902	24,903	—	181,822	227,627	29,417,331	29,644,958	96,097
Residential mortgage	21,295	5,773	3,533	36,786	67,387	5,565,129	5,632,516	23,543
Consumer loans:
Home equity	1,651	181	—	3,961	5,793	598,640	604,433	1,341
Automobile	8,583	1,346	407	230	10,566	1,890,499	1,901,065	—
Other consumer	2,318	2,957	642	24	5,941	1,079,398	1,085,339	—
Total consumer loans	12,552	4,484	1,049	4,215	22,300	3,568,537	3,590,837	1,341
Total	$57,138	$36,167	$5,889	$359,498	$458,692	$48,341,019	$48,799,711	$136,928

If interest on non-accrual loans had been accrued in accordance with the original contractual terms, such interest income would have amounted to approximately $42.6 million, $32.5 million, and $28.8 million for the years ended December 31, 2025, 2024 and 2023, respectively; none of these amounts were included in interest income during these periods.
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

111	2025 Form 10-K

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at December 31, 2025 and 2024, as well as the gross loan charge-offs by year of origination for the years ended December 31, 2025 and 2024:

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,501,570	$1,333,581	$676,608	$511,649	$343,565	$500,972	$5,438,418	$8,600	$10,314,963
Special Mention	1,475	13,426	4,767	18,941	10,050	13,064	151,511	6,964	220,198
Substandard	3,071	4,735	26,196	60,885	3,327	78,607	172,627	23,988	373,436
Doubtful	—	—	4,717	—	—	46,631	1,574	—	52,922
Total commercial and industrial	$1,506,116	$1,351,742	$712,288	$591,475	$356,942	$639,274	$5,764,130	$39,552	$10,961,519
Commercial real estate
Risk Rating:
Pass	$3,179,469	$1,802,585	$2,501,008	$4,926,062	$3,406,631	$7,387,804	$576,394	$20,952	$23,800,905
Special Mention	4,617	90,876	218,532	154,578	112,038	305,609	116,595	30,943	1,033,788
Substandard	—	98,560	175,780	312,117	365,371	818,034	125,261	—	1,895,123
Doubtful	—	—	3,060	—	29,133	10,740	—	—	42,933
Total commercial real estate	$3,184,086	$1,992,021	$2,898,380	$5,392,757	$3,913,173	$8,522,187	$818,250	$51,895	$26,772,749
Construction
Risk Rating:
Pass	$712,797	$494,598	$215,960	$266,072	$50,397	$50,442	$368,005	$17,474	$2,175,745
Special Mention	4,261	31,142	9,329	2,859	28,205	—	78,494	6,973	161,263
Substandard	—	390	—	39,077	1,638	8,535	51,620	32,965	134,225
Total construction	$717,058	$526,130	$225,289	$308,008	$80,240	$58,977	$498,119	$57,412	$2,471,233
Gross loan charge-offs	$1,979	$7,048	$4,031	$21,122	$15,471	$29,715	$23,458	$15,921	$118,745

2025 Form 10-K	112

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,769,585	$828,087	$703,962	$476,091	$246,992	$392,834	$4,804,095	$6,006	$9,227,652
Special Mention	30,755	3,553	59,434	11,646	270	72,514	147,254	10,762	336,188
Substandard	24,613	13,479	9,415	4,296	2,813	7,382	201,053	39,011	302,062
Doubtful	—	8,911	4	928	—	52,064	3,591	—	65,498
Total commercial and industrial	$1,824,953	$854,030	$772,815	$492,961	$250,075	$524,794	$5,155,993	$55,779	$9,931,400
Commercial real estate
Risk Rating:
Pass	$2,097,314	$2,941,270	$5,310,807	$3,883,333	$2,302,480	$6,086,608	$597,266	$78,621	$23,297,699
Special Mention	156,394	380,852	289,669	192,614	55,739	327,732	141,164	—	1,544,164
Substandard	84,410	107,944	387,638	288,906	236,927	520,858	11,167	—	1,637,850
Doubtful	—	3,060	—	35,756	9,813	1,883	—	—	50,512
Total commercial real estate	$2,338,118	$3,433,126	$5,988,114	$4,400,609	$2,604,959	$6,937,081	$749,597	$78,621	$26,530,225
Construction
Risk Rating:
Pass	$545,597	$680,260	$334,899	$92,765	$17,955	$45,161	$1,224,698	$58,644	$2,999,979
Special Mention	13,278	—	664	5,069	—	2,504	16,691	—	38,206
Substandard	9,835	—	8,950	4,942	—	—	43,474	—	67,201
Doubtful	—	—	2,074	—	7,273	—	—	—	9,347
Total construction	$568,710	$680,260	$346,587	$102,776	$25,228	$47,665	$1,284,863	$58,644	$3,114,733
Gross loan charge-offs	$706	$31,809	$7,523	$44,610	$66,632	$49,436	$3,930	$2,148	$206,794

113	2025 Form 10-K

For residential mortgage, home equity, automobile and other consumer loan portfolio classes, Valley evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of December 31, 2025 and 2024, as well as the gross loan charge-offs by year of origination for the years ended December 31, 2025 and 2024:

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$604,433	$373,656	$384,909	$1,222,224	$1,339,378	$1,792,530	$83,562	$—	$5,800,692
90 days or more past due	—	3,829	1,053	1,956	4,435	13,546	—	681	25,500
Total residential mortgage	$604,433	$377,485	$385,962	$1,224,180	$1,343,813	$1,806,076	$83,562	$681	$5,826,192
Consumer loans
Home equity
Performing	$23,659	$18,041	$23,970	$33,368	$9,142	$51,005	$518,208	$7,566	$684,959
90 days or more past due	—	98	498	1,004	—	558	—	563	2,721
Total home equity	23,659	18,139	24,468	34,372	9,142	51,563	518,208	8,129	687,680
Automobile
Performing	$1,036,932	$594,866	$219,316	$209,781	$98,805	$24,078	$—	$—	$2,183,778
90 days or more past due	170	184	137	85	79	167	—	—	822
Total automobile	1,037,102	595,050	219,453	209,866	98,884	24,245	—	—	2,184,600
Other consumer
Performing	$5,327	$10,098	$17,242	$12,441	$4,563	$62,516	$1,100,473	$19,962	$1,232,622
90 days or more past due	—	—	5	2	—	17	—	109	133
Total other consumer	5,327	10,098	17,247	12,443	4,563	62,533	1,100,473	20,071	1,232,755
Total consumer	$1,066,088	$623,287	$261,168	$256,681	$112,589	$138,341	$1,618,681	$28,200	$4,105,035
Gross loan charge-offs	$760	$2,181	$1,163	$1,041	$466	$2,727	$—	$625	$8,963

2025 Form 10-K	114

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$428,138	$413,528	$1,282,524	$1,420,835	$494,430	$1,490,512	$75,479	$954	$5,606,400
90 days or more past due	530	771	1,030	1,533	5,286	16,285	—	681	26,116
Total residential mortgage	$428,668	$414,299	$1,283,554	$1,422,368	$499,716	$1,506,797	$75,479	$1,635	$5,632,516
Consumer loans
Home equity
Performing	$22,947	$29,445	$38,774	$10,302	$3,340	$50,613	$438,817	$9,061	$603,299
90 days or more past due	—	48	51	1	—	855	—	179	1,134
Total home equity	22,947	29,493	38,825	10,303	3,340	51,468	438,817	9,240	604,433
Automobile
Performing	$863,281	$343,203	$363,901	$211,294	$59,288	$59,512	$—	$—	$1,900,479
90 days or more past due	71	122	140	70	2	181	—	—	586
Total automobile	863,352	343,325	364,041	211,364	59,290	59,693	—	—	1,901,065
Other consumer
Performing	$15,164	$25,884	$15,787	$1,588	$337	$53,917	$956,339	$15,917	$1,084,933
90 days or more past due	—	59	61	—	—	38	—	248	406
Total other consumer	15,164	25,943	15,848	1,588	337	53,955	956,339	16,165	1,085,339
Total consumer	$901,463	$398,761	$418,714	$223,255	$62,967	$165,116	$1,395,156	$25,405	$3,590,837
Gross loan charge-offs	$1,014	$1,883	$1,511	$1,015	$519	$2,245	$—	$131	$8,318
Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties.

115	2025 Form 10-K

The following table shows the amortized cost basis of loans to borrowers experiencing financial difficulty at December 31, 2025 and 2024 that were modified during the years ended December 31, 2025 and 2024, disaggregated by class of financing receivable and type of modification.

	Interest Rate Reduction	Term Extension	Term Extension and Interest Rate Reduction	Term Extension and Principal Forgiveness	Other Than Insignificant Payment Delay	Total	% of Total Loan Class
	($ in thousands)
2025
Commercial and industrial	$—	$34,553	$10,165	$—	$19,017	$63,735	0.58%
Commercial real estate	—	38,337	985	20,388	108,520	168,230	0.63
Residential mortgage	—	1,843	—	—	—	1,843	0.03
Total	$—	$74,733	$11,150	$20,388	$127,537	$233,808	0.47
2024
Commercial and industrial	$825	$111,998	$—	$—	$—	$112,823	1.14%
Commercial real estate	3,223	82,206	16,198	—	173,780	275,407	1.04
Construction	—	—	—	—	2,505	2,505	0.08
Residential mortgage	—	1,041	—	—	1,136	2,177	0.04
Home equity	—	—	—	—	44	44	0.01
Total	$4,048	$195,245	$16,198	$—	$177,465	$392,956	0.81
The following table describes the types of modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024:

	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Principal Forgiveness (in thousands)		Weighted Average Payment Deferral (in months)
2025
Commercial and industrial	0.13%	14	$—		28
Commercial real estate	5.50	14	17,500	*	3
Residential mortgage	—	62	—		—
2024
Commercial and industrial	3.10%	10	$—		—
Commercial real estate	0.91	12	—		10
Construction	—	—	—		43
Residential mortgage	—	145	—		7
Home equity	—	120	—		5

*    Relates to one loan that was partially charged off during the fourth quarter 2024 with the subsequent execution of the corresponding principal forgiveness completed in the first quarter 2025.

2025 Form 10-K	116

Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. The following table presents the aging analysis of loans that have been modified within the previous 12 months at December 31, 2025 and 2024.

	Current		30-89 Days Past Due	90 Days Or More Past Due		Total
	(in thousands)
December 31, 2025
Commercial and industrial	$63,735	*	$—	$—		$63,735
Commercial real estate	168,230	*	—	—		168,230
Residential mortgage	1,710		—	133		1,843
Total	$233,675		$—	$133		$233,808
December 31, 2024
Commercial and industrial	$110,761		$2,062	$—		$112,823
Commercial real estate	275,361		—	46		275,407
Construction	2,505		—	—		2,505
Residential mortgage	1,898		184	95	*	2,177
Home equity	—		44	—		44
Total	$390,525		$2,290	$141		$392,956

*    Includes non-accrual loans.
The following table provides the amortized cost basis of financing receivables that had a payment default during the years ended December 31, 2025 and 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

	Term Extension	Other than Insignificant Payment Delay
	(in thousands)
2025
Residential mortgage	$133	$—
Total	$133	$—
2024
Commercial real estate	$46	$—
Residential mortgage	868	95
Total	$914	$95
Valley did not extend any commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified during the years ended December 31, 2025 and 2024.
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

117	2025 Form 10-K

The following table presents collateral dependent loans by class as of December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$159,594	$131,898
Commercial real estate	225,982	156,825
Construction	—	15,841
Total commercial real estate loans	225,982	172,666
Residential mortgage	28,569	23,797
Home equity	2,008	1,341
Total	$416,153	$329,702

* Includes non-accrual loans collateralized by taxi medallions totaling $47.1 million and $49.5 million at December 31, 2025 and 2024, respectively.
Allowance for Credit Losses for Loans
The following table summarizes the allowance for credit losses for loans at December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$583,400	$558,850
Allowance for unfunded credit commitments	12,700	14,478
Total allowance for credit losses for loans	$596,100	$573,328
The following table summarizes the provision for credit losses for loans for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$141,465	$314,380	$50,755
(Credit) provision for unfunded credit commitments	(1,778)	(4,992)	(5,130)
Total provision for credit losses for loans	$139,687	$309,388	$45,625

2025 Form 10-K	118

The following table details the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2025 and 2024:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2025
Allowance for loan losses:
Beginning balance	$173,002	$304,148	$58,895	$22,805	$558,850
Loans charged-off	(62,348)	(56,397)	(72)	(8,891)	(127,708)
Charged-off loans recovered	5,404	2,387	441	2,561	10,793
Net (charge-offs) recoveries	(56,944)	(54,010)	369	(6,330)	(116,915)
Provision (credit) for loan losses	64,807	77,288	(5,735)	5,105	141,465
Ending balance	$180,865	$327,426	$53,529	$21,580	$583,400
December 31, 2024
Allowance for loan losses:
Beginning balance	$133,359	$249,598	$42,957	$20,166	$446,080
Loans charged-off	(68,299)	(138,495)	(29)	(8,289)	(215,112)
Charged-off loans recovered	6,038	5,130	140	2,194	13,502
Net (charge-offs) recoveries	(62,261)	(133,365)	111	(6,095)	(201,610)
Provision for loan losses	101,904	187,915	15,827	8,734	314,380
Ending balance	$173,002	$304,148	$58,895	$22,805	$558,850

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology for the years ended December 31, 2025 and 2024.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
December 31, 2025
Allowance for loan losses:
Individually evaluated for credit losses	$71,188	$10,777	$22	$—	$81,987
Collectively evaluated for credit losses	109,677	316,649	53,507	21,580	501,413
Total	$180,865	$327,426	$53,529	$21,580	$583,400
Loans:
Individually evaluated for credit losses	$159,594	$225,982	$28,569	$2,008	$416,153
Collectively evaluated for credit losses	10,801,925	29,018,000	5,797,623	4,103,027	49,720,575
Total	$10,961,519	$29,243,982	$5,826,192	$4,105,035	$50,136,728
December 31, 2024
Allowance for loan losses:
Individually evaluated for credit losses	$59,603	$16,225	$27	$—	$75,855
Collectively evaluated for credit losses	113,399	287,923	58,868	22,805	482,995
Total	$173,002	$304,148	$58,895	$22,805	$558,850
Loans:
Individually evaluated for credit losses	$131,898	$172,666	$23,797	$1,341	$329,702
Collectively evaluated for credit losses	9,799,502	29,472,292	5,608,719	3,589,496	48,470,009
Total	$9,931,400	$29,644,958	$5,632,516	$3,590,837	$48,799,711

119	2025 Form 10-K

LEASES (Note 5)
The following table presents the components of the ROU assets and lease liabilities in the consolidated statements of financial condition by lease type at December 31, 2025 and 2024.

	2025	2024
	(in thousands)
ROU assets:
Operating leases	$313,107	$324,975
Finance leases	784	3,500
Total	$313,891	$328,475
Lease liabilities:
Operating leases	$371,610	$384,745
Finance leases	838	3,558
Total	$372,448	$388,303
The following table presents the components by lease type, of total lease cost recognized in the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(in thousands)
Finance lease cost:
Amortization of ROU assets	$152	$53	$16
Interest on lease liabilities	31	12	—
Operating lease cost	50,124	49,875	48,241
Short-term lease cost	1,383	1,498	1,930
Variable lease cost	125	201	177
Sublease income	(4,132)	(3,316)	(3,303)
Total lease cost (primarily included in net occupancy expense)	$47,683	$48,323	$47,061
The following table presents supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,524	$51,581	$49,007
Operating cash flows from finance leases	31	—	—
Financing cash flows from finance leases	156	3	18
The following table presents supplemental information related to leases at December 31, 2025 and 2024:

	2025	2024
Weighted-average remaining lease term
Operating leases	11.4 years	11.9 years
Finance leases	4.1 years	5.1 years
Weighted-average discount rate
Operating leases	3.98%	3.88%
Finance leases	4.32%	4.33%

2025 Form 10-K	120

The following table presents a maturity analysis of lessor and lessee arrangements outstanding as of December 31, 2025:

	Lessor	Lessee
	Direct Financing and Sales-Type Leases	Operating Leases	Finance Leases
	(in thousands)
2026	$274,420	$55,754	$225
2027	212,129	49,271	223
2028	151,398	47,537	223
2029	104,338	46,183	223
2030	58,673	45,020	18
Thereafter	24,405	231,477	—
Total lease payments	825,363	475,242	912
Less: present value discount	(86,280)	(103,632)	(74)
Total	$739,083	$371,610	$838
The total net investment in direct financing and sales-type leases was $739.1 million and $746.5 million at December 31, 2025 and 2024, respectively, comprised of $733.6 million and $741.0 million in lease receivables and $5.5 million and $5.5 million in non-guaranteed residuals, respectively. Total lease income was $42.7 million, $39.8 million and $40.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
PREMISES AND EQUIPMENT, NET (Note 6)
At December 31, 2025 and 2024, premises and equipment, net consisted of:

	2025	2024
	(in thousands)
Land	$79,919	$79,919
Buildings	199,719	196,801
Leasehold improvements	175,697	170,500
Furniture and equipment	169,968	174,035
Total premises and equipment	625,303	621,255
Accumulated depreciation and amortization	(294,546)	(270,459)
Total premises and equipment, net	$330,757	$350,796
Depreciation and amortization of premises and equipment included in net occupancy expense for the years ended December 31, 2025, 2024 and 2023 was approximately $38.1 million, $43.7 million and $43.4 million, respectively.
GOODWILL AND OTHER INTANGIBLE ASSETS (Note 7)
The following table presents carrying amounts of goodwill allocated to Valley's reporting units at December 31, 2025 and 2024.

	Reporting Unit *
	Wealth Management	Consumer Banking	Commercial Banking	Total
	(in thousands)
Goodwill	$78,142	$349,646	$1,441,148	$1,868,936

*    The Wealth Management and Consumer Banking reporting units are both components of the overall Consumer Banking operating segment, which is further described in Note 20.
During the second quarter 2025, Valley performed the annual goodwill impairment test at its normal assessment date. During the year ended December 31, 2025, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the years ended December 31, 2025, 2024 and 2023.

121	2025 Form 10-K

The following tables summarize other intangible assets at December 31, 2025 and 2024:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
December 31, 2025
Loan servicing rights	$128,603	$(108,833)	$19,770
Core deposits	215,620	(159,128)	56,492
Other	50,393	(25,780)	24,613
Total other intangible assets	$394,616	$(293,741)	$100,875
December 31, 2024
Loan servicing rights	$125,961	$(104,833)	$21,128
Core deposits	215,620	(138,080)	77,540
Other	50,393	(20,400)	29,993
Total other intangible assets	$391,974	$(263,313)	$128,661
Core deposits are amortized using an accelerated method over a period of 10.0 years.
The line item labeled “Other” included in the table above primarily consists of customer lists, certain financial asset servicing contracts and covenants not to compete, which are amortized over their expected lives generally using a straight-line method and have a weighted average amortization period of 13.6 years.
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. No impairment was recognized during the years ended December 31, 2025, 2024 and 2023.
The following table summarizes the change in loan servicing rights during the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(in thousands)
Beginning balance	$21,128	$21,950	$23,807
Origination of loan servicing rights	2,642	3,375	2,643
Amortization expense	(4,000)	(4,197)	(4,500)
Ending balance	$19,770	$21,128	$21,950
Loan servicing rights are accounted for using the amortization method. There was no valuation allowance at December 31, 2025, 2024 and 2023 and no net impairment recognized during the years ended December 31, 2025, 2024 and 2023.
The Bank services residential mortgage loans for others and is compensated for loan administrative services performed. The aggregate principal balances of residential mortgage loans serviced by the Bank for others approximated $3.1 billion at December 31, 2025 and $3.3 billion at December 31, 2024 and 2023, respectively. The outstanding balance of loans serviced for others is not included in the consolidated statements of financial condition.
Valley recognized amortization expense on other intangible assets of $30.4 million, $35.0 million and $39.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents the estimated amortization expense of other intangible assets over the next five-year period:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2026	$2,578	$17,223	$4,805
2027	2,265	13,544	4,205
2028	1,965	10,117	3,633
2029	1,711	7,500	3,081
2030	1,495	4,914	2,584

2025 Form 10-K	122

DEPOSITS (Note 8)

The scheduled maturities of time deposits as of December 31, 2025 were as follows:

Year	Amount
(in thousands)
2026	$8,334,557
2027	2,261,073
2028	774,408
2029	29,829
2030	10,787
Thereafter	13,469
Total time deposits	$11,424,123
The following table presents additional information about deposits at December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Certificates of deposit in excess of the FDIC limit included in time deposits	$2,661,007	$2,366,648
Deposits from certain directors, executives, and other affiliates	89,725	67,835
BORROWED FUNDS (Note 9)
Short-Term Borrowings
Short-term borrowings at December 31, 2025 and 2024 consisted of the following:

	2025	2024
	(in thousands)
Securities sold under agreements to repurchase	$91,475	$72,718
Long-Term Borrowings
Long-term borrowings at December 31, 2025 and 2024 consisted of the following:

	2025	2024
	(in thousands)
FHLB advances, net	$2,463,604	$2,526,608
Subordinated debt, net *	444,975	647,547
Total long-term borrowings	$2,908,579	$3,174,155

*	Subordinated debt is reported net of debt issuance costs and fair value hedging adjustments at both December 31, 2025 and 2024.
FHLB Advances. Long-term FHLB advances had a weighted average interest rate of 4.42 percent and 4.20 percent at December 31, 2025 and 2024, respectively. FHLB advances are secured by pledges of certain eligible collateral, including but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.
The long-term FHLB advances at December 31, 2025 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2026	$601,804
2027	1,066,800
2028	545,000
2029	250,000
Total long-term FHLB advances	$2,463,604

123	2025 Form 10-K

The FHLB advances reported in the table above are not callable for early redemption.
Subordinated Debt. On June 15, 2025, Valley redeemed in full $115 million of 5.25 percent fixed-to-floating rate subordinated notes issued in June 2020 and due in June 2030. The transaction was accounted for as an early debt extinguishment and resulted in a $922 thousand pre-tax loss reported within non-interest expense for the year ended December 31, 2025. Valley also repaid $100 million of 4.55 percent fixed rate subordinated notes that matured on June 30, 2025. There were no new issuances or other maturities, calls or principal repayments of subordinated debt during the years ended December 31, 2025 and 2024.
At December 31, 2025, Valley had the following subordinated debt outstanding by its maturity date:
•$300 million of 3.00 percent Fixed-to-Floating Rate subordinated notes issued in May 2021 and due June 15, 2031. The subordinated notes are callable in whole or in part on or after June 15, 2026 or upon the occurrence of certain events. Interest on the subordinated notes during the initial five-year term through June 15, 2026 is payable semi-annually on June 15 and December 15. Thereafter, interest is expected to be set based on three-month Term SOFR plus 236 basis points and paid quarterly through maturity of the notes. In June 2021, Valley executed an interest rate swap to hedge the change in the fair value of the $300 million in subordinated notes. The subordinated notes had a carrying value of $295.8 million and $285.0 million, net of unamortized debt issuance costs and fair value of hedging adjustment at December 31, 2025 and 2024, respectively. See Note 14 for additional details.
•$150 million of 6.25 percent fixed-to-floating rate subordinated notes issued on September 20, 2022 and due September 30, 2032. Interest on the subordinated notes during the initial five year term through September 30, 2027, is payable semi-annually in arrears on March 30 and September 30, commencing on March 30, 2023. Thereafter, interest will be set based on three-month Term SOFR plus 278 basis points and paid quarterly through maturity of the notes. The subordinated notes had a net carrying value of $149.2 million and $148.6 million, net of unamortized debt issuance costs at December 31, 2025 and 2024, respectively.
Pledged Securities. The fair value of securities pledged to secure public deposits, repurchase agreements, lines of credit, FHLB advances and for other purposes required by law approximated $2.7 billion and $3.0 billion for December 31, 2025 and 2024, respectively.
JUNIOR SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUSTS (Note 10)
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

2025 Form 10-K	124

The table below summarizes the outstanding callable junior subordinated debentures and the related trust preferred securities issued by each trust as of December 31, 2025 and 2024:

	GCB Capital Trust III	State Bancorp Capital Trust I	State Bancorp Capital Trust II	Aliant Statutory Trust II
	($ in thousands)
Junior Subordinated Debentures:
December 31, 2025
Carrying value (1)	$24,743	$9,625	$9,253	$14,182
Contractual principal balance	24,743	10,310	10,310	15,464
Annual interest rate (2)	3-mo. SOFR + spread adj.+1.4%	3-mo. SOFR + spread adj.+ 3.45%	3-mo. SOFR + spread adj.+2.85%	3-mo.SOFR + spread adj.+1.8%
December 31, 2024
Carrying value (1)	$24,743	$9,525	$9,122	$14,065
Contractual principal balance	24,743	10,310	10,310	15,464
Annual interest rate	3-mo. SOFR + spread adj.+1.4%	3-mo. SOFR + spread adj.+3.45%	3-mo. SOFR + spread adj.+2.85%	3-mo. SOFR+spread adj.+1.8%
Stated maturity date	July 30, 2037	November 7, 2032	January 23, 2034	December 15, 2036
Trust Preferred Securities:
December 31, 2025 and 2024
Face value	$24,000	$10,000	$10,000	$15,000
Annual distribution rate(2)	3-mo. SOFR+spread adj.+ 1.4%	3-mo. SOFR+ spread adj.+ 3.45%	3-mo. SOFR+ spread adj.+2.85%	3-mo. SOFR+ spread adj.+1.8%
Issuance date	July 2, 2007	October 29, 2002	December 19, 2003	December 14, 2006
Distribution dates (3)	Quarterly	Quarterly	Quarterly	Quarterly

(1)The carrying values include unamortized purchase accounting adjustments at December 31, 2025 and 2024.
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
The trust preferred securities are included in Valley’s total risk-based capital (as Tier 2 capital) for regulatory purposes at December 31, 2025 and 2024.
BENEFIT PLANS (Note 11)
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
In 2022, Valley assumed a qualified non-contributory defined benefit pension plan (frozen to both benefits and new participants) covering certain former employees of Bank Leumi USA. Valley also assumed other post-employment medical and life insurance benefit ("OPEB") plans from Bank Leumi USA mostly covering retired former employees. The OPEB plans are active, but closed to new participants.
Collectively, all qualified and non-qualified plans are referred to as the “Pension” in the tables below unless indicated otherwise.

125	2025 Form 10-K

The following table sets forth the change in the projected benefit obligation, the change in fair value of plan assets and the funded status and amounts recognized in Valley’s consolidated financial statements for the Pension and OPEB plans at December 31, 2025 and 2024, if applicable:

	Pension		OPEB
	2025	2024	2025	2024
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$170,523	$179,918	$5,153	$5,451
Interest cost	8,780	8,542	244	245
Actuarial gain (loss)	5,217	(6,017)	685	178
Benefits paid	(13,345)	(11,920)	(1,011)	(721)
Projected benefit obligation at end of year	$171,175	$170,523	$5,071	$5,153
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$351,723	$302,860	$—	$—
Actual return on plan assets	46,816	30,595	—	—
Employer contributions	1,602	30,188	1,011	721
Benefits paid	(13,345)	(11,920)	(1,011)	(721)
Fair value of plan assets at end of year *	$386,796	$351,723	$—	$—

Funded status of the plan
Assets (liabilities) recognized	$215,621	$181,200	$(5,071)	$(5,153)
Accumulated benefit obligation	171,175	170,523	5,071	5,153

*    Pension assets include accrued interest receivables of $1.2 million and $986 thousand as of December 31, 2025 and 2024, respectively.

Amounts recognized as a component of accumulated other comprehensive loss at end of year that have not been recognized as a component of the net periodic pension expense for Valley’s Pension and OPEB plans are presented in the following table:

	Pension		OPEB
	2025	2024	2025	2024
	(in thousands)
Net actuarial loss (gain)	$13,519	$31,227	$(8)	$(749)
Prior service cost	145	180	—	—
Deferred tax (benefit) expense	(3,787)	(8,630)	4	206
Total	$9,877	$22,777	$(4)	$(543)
The non-qualified plans presented within Pension in the tables above had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets at December 31, 2025 and 2024 as follows:

	2025	2024
	(in thousands)
Projected benefit obligation	$11,760	$13,418
Accumulated benefit obligation	11,760	13,418
Fair value of plan assets	—	—
In determining the discount rate assumptions, management looks to current rates on fixed-income corporate debt securities that receive a rating of AA or higher from either Moody’s or S&P with durations equal to the expected benefit payment streams required of each plan. The weighted average discount rate used in determining the actuarial present value of benefit obligations for the Pension plans was 5.28 percent and 5.57 percent as of December 31, 2025 and 2024, respectively, and 5.17 percent and 5.51 percent for the OPEB plans as of December 31, 2025 and 2024, respectively.

2025 Form 10-K	126

The net periodic benefit (income) cost for the Pension and OPEB plans were reported within other non-interest expense included the following components for the years ended December 31, 2025, 2024 and 2023:

	Pension			OPEB
	2025	2024	2023	2025	2024	2023
	(in thousands)
Interest cost	$8,780	$8,542	$8,923	$244	$245	$279
Expected return on plan assets	(24,426)	(22,327)	(22,792)	—	—	—
Amortization of net loss (gain)	535	234	58	(56)	(60)	(54)
Amortization of prior service cost	135	135	135	—	—	—
Net periodic benefit (income) cost	$(14,976)	$(13,416)	$(13,676)	$188	$185	$225
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
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss for the years ended December 31, 2025 and 2024 were as follows:

	Pension		OPEB
	2025	2024	2025	2024
	(in thousands)
Net actuarial (gain) loss	$(17,173)	$(14,285)	$685	$178
Amortization of prior service cost	(135)	(135)	—	—
Amortization of actuarial (loss) gain	(535)	(234)	56	60
Total recognized in other comprehensive loss	$(17,843)	$(14,654)	$741	$238
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss (before tax)	$(32,819)	$(28,070)	$929	$423
The benefit payments, which reflect expected future service, (as appropriate) expected to be paid in future years, are presented in the following table:

Year	Pension	OPEB
	(in thousands)
2026	$13,482	$310
2027	13,369	337
2028	13,373	318
2029	13,432	321
2030	13,325	323
Thereafter	64,034	1,620
The weighted average assumptions used to determine net periodic benefit (income) cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Pension			OPEB
	2025	2024	2023	2025	2024	2023
Discount rate - projected benefit obligation	5.57%	5.00%	5.31%	5.17%	4.96%	5.29%
Discount rate - interest cost	5.78%	4.92%	5.23%	5.50%	4.96%	5.29%
Expected long-term return on plan assets	7.25%	7.25%	7.50%	N/A	N/A	N/A
Assumed healthcare cost trend rate *	N/A	N/A	N/A	7.75%	7.00%	5.50%

*The assumed healthcare cost trend rate used to measure the expected cost of benefits covered by the OPEB plans for 2026 is 7.75 percent. The rate to which the healthcare cost trend rate is assumed to decline (ultimate trend rate) along with the year that the ultimate trend rate will be reached is 4.50 percent in 2039.

127	2025 Form 10-K

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
The following tables present the weighted-average asset allocations by asset category for the defined benefit pension plans that are measured at fair value by level within the fair value hierarchy at December 31, 2025 and 2024. See Note 2 for further details regarding the fair value hierarchy.

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Mutual funds	30%	$119,638	$119,638	$—	$—
Corporate bonds	26	99,621	—	99,621	—
U.S. Treasury securities	21	79,903	79,903	—	—
Equity securities	19	72,009	72,009	—	—
U.S. government agency securities	2	8,167	—	8,167	—
Cash and money market funds	2	6,300	6,300	—	—
Total investments	100%	$385,638	$277,850	$107,788	$—

2025 Form 10-K	128

			Fair Value Measurements at Reporting Date Using:
	% of Total Investments	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets:
Investments:
Mutual funds	31%	$109,951	$109,951	$—	$—
Corporate bonds	21	73,599	—	73,599	—
U.S. Treasury securities	14	50,573	50,573	—	—
Equity securities	17	58,474	58,474	—	—
Commingled funds	12	41,277	—	41,277	—
U.S. government agency securities	3	9,780	—	9,780	—
Cash and money market funds	2	7,083	7,083	—	—
Total investments	100%	$350,737	$226,081	$124,656	$—
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
Commingled funds are valued based on the NAV as reported by the trustee of the funds. The funds' underlying investments, which primarily comprise fixed-income debt securities and open-end mutual funds, are valued using quoted market prices in active markets or unobservable inputs for similar assets. Therefore, commingled funds are classified as Level 2 within the fair value hierarchy. Transactions may occur daily within the fund. The commingled funds were divested in 2025 and the net proceeds were allocated and reinvested in the other types of investment securities (as reflected in the table above at December 31, 2025).
Based upon actuarial estimates, Valley does not expect to make contributions to the defined benefit pension plans in 2026. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plans' actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plans, and any legislative or regulatory changes affecting plan funding requirements.
Other Non-Qualified Plan
Valley assumed, in the Oritani acquisition on December 1, 2019, certain obligations under non-qualified retirement plans, including a SERP for the former Chief Executive Officer of Oritani. The SERP is a retirement benefit with a minimum payment period of 20 years upon death, disability, normal retirement, early retirement or separation from service after a change in control. Distributions from the plan began on July 1, 2020. The obligation under the SERP totaled $8.8 million and $9.1 million at December 31, 2025 and 2024, respectively. Investments in money market mutual funds are held in a trust to be used for the sole purpose of funding the obligation. These trust assets are classified as equity securities on the consolidated statements of financial condition and totaled $11.5 million and $11.8 million at December 31, 2025 and 2024, respectively. The net periodic cost related to the valuation of the SERP for the years ended December 31, 2025, 2024 and 2023 was immaterial.
Bonus Plan
Valley National Bank and its subsidiaries may award cash incentive and merit bonuses to its officers and employees based upon a percentage of the covered employees’ compensation as determined by the achievement of certain performance objectives. Amounts charged to salary expense for cash incentive awards were $62.4 million, $54.5 million and $57.4 million during 2025, 2024 and 2023, respectively.

129	2025 Form 10-K

Savings and Investment Plan
Valley National Bank maintains a 401(k) plan that covers eligible employees of the Bank and its subsidiaries and allows employees to contribute a percentage of their salary, with the Bank matching a certain percentage of the employee contribution in cash invested in accordance with each participant’s investment elections. The Bank recorded $16.9 million, $15.7 million and $16.0 million in expense for contributions to the plan for the years ended December 31, 2025, 2024 and 2023, respectively.
Deferred Compensation Plan
Valley has a non-qualified, unfunded deferred compensation plan maintained for the purpose of providing deferred compensation for selected employees participating in the 401(k) plan whose contributions are limited as a result of the limitations under Section 401(a)(17) of the Internal Revenue Code. Each participant in the plan is permitted to defer per calendar year, up to five percent of the portion of the participant’s salary and cash bonus above the limit in effect under the Company's 401(k) plan and receive employer matching contributions that become fully vested after two years of participation in the plan. Plan participants also receive an annual interest crediting on their balances held as of December 31 each year. Benefits are generally paid to a participant in a single lump sum following the participant’s separation from service with Valley. Starting in 2026, plan participants can elect a single lump sum or annual installment payments from two to five years for benefits related to each plan year after 2025. Valley recorded plan expenses of $733 thousand, $770 thousand and $747 thousand for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, Valley had an unsecured general liability of $5.1 million and $4.8 million, respectively, included in accrued expenses and other liabilities in connection with this plan.
Stock Based Compensation
Valley maintains an incentive compensation plan to provide long-term incentives to officers, employees and non-employee directors whose contributions are essential to the continued growth and success of Valley. Under the plan, Valley may issue awards in amounts up to 14.5 million shares, subject to certain adjustments. As of December 31, 2025, 6.7 million shares of common stock were available for issuance under the plan.
Valley recorded total stock-based compensation expense of $27.3 million, $29.0 million and $33.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The stock-based compensation expense included $2.4 million, $3 million and $2.3 million for 2025, 2024 and 2023 related to stock awards granted to retirement eligible employees. Compensation expense for awards to retirement eligible employees is amortized monthly over a one year required service period after the grant date. The fair values of all other stock awards are expensed over the shorter of the vesting or required service period. As of December 31, 2025, the unrecognized amortization expense for all stock-based compensation totaled approximately $37.3 million and will be recognized over an average remaining vesting period of approximately 1.8 years.
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
The table below summarizes average grant date fair values of RSUs for the years ended December 31, 2025, 2024, and 2023:

	Restricted Stock Units Average Grant Date Fair Values
	2025	2024	2023
Average grant date fair value per share:
Performance-based RSUs	$10.91	$7.88	$12.80
Time-based RSUs	$9.88	$8.46	$11.25

2025 Form 10-K	130

The following table sets forth the changes in RSUs outstanding for the years ended December 31, 2025, 2024 and 2023:

	Restricted Stock Units Outstanding
	2025	2024	2023
Outstanding at beginning of year	6,822,555	5,694,330	5,196,609
Granted	4,135,125	4,573,601	2,944,837
Vested	(2,766,589)	(2,616,787)	(2,110,120)
Forfeited	(444,305)	(828,589)	(336,996)
Outstanding at end of year	7,746,786	6,822,555	5,694,330
Restricted Stock. A restricted stock award is a grant of shares of Valley common stock subject to certain vesting and other restrictions. Compensation expense is measured based on the grant-date fair value of the shares.
The following table sets forth the changes in restricted stock awards outstanding for the year ended December 31, 2023. There were no restricted stock awards outstanding during the years ended December 31, 2025 and 2024.

Restricted Stock Awards Outstanding
2023
Outstanding at beginning of year	5,245
Vested	(5,245)
Outstanding at end of year	—
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
The following table summarizes stock option activity as of December 31, 2025, 2024 and 2023 and changes during the years ended on those dates:

	2025		2024		2023
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
Stock options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,623,120	$8	2,914,829	$8	2,927,031	$8
Exercised	(2,102,481)	8	(259,709)	8	(12,202)	6
Forfeited or expired	—	—	(32,000)	10	—	—
Outstanding at end of year	520,639	8	2,623,120	8	2,914,829	8
Exercisable at year-end	520,639	8	2,623,120	8	2,914,829	8
The following table summarizes information about stock options outstanding and exercisable at December 31, 2025:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4-6	27,102	0.2	$6
6-8	75,617	0.7	7
8-10	392,320	1.1	8
10-12	25,600	2.7	10
	520,639	1.1	8

131	2025 Form 10-K

INCOME TAXES (Note 12)
Income tax expense for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	2025	2024	2023
	(in thousands)
Current expense:
Federal	$70,830	$26,308	$123,569
State	64,161	38,079	65,611
	134,991	64,387	189,180
Deferred expense (benefit):
Federal	7,096	(6,966)	(8,035)
State	3,800	827	(1,324)
	10,896	(6,139)	(9,359)
Total income tax expense	$145,887	$58,248	$179,821
The tax effects of temporary differences that gave rise to the significant portions of the deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	2025	2024
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$164,781	$157,629
Employee benefits	40,597	41,808
Investment securities	23,871	48,652
Net operating loss carryforwards	7,124	9,078
Purchase accounting	40,806	47,932
FDIC special assessment	1,544	10,673
Other	10,556	23,744
Total deferred tax assets	289,279	339,516
Deferred tax liabilities:
Pension plans	62,547	52,783
Depreciation	13,539	12,314
Other investments	27,369	17,088
Core deposit intangibles	15,683	21,287
Other intangibles	5,302	6,493
Goodwill	10,085	9,322
Other	10,734	15,356
Total deferred tax liabilities	145,259	134,643
Valuation allowance	—	1,263
Net deferred tax asset (included in other assets)	$144,020	$203,610
Valley's federal net operating loss carryforwards totaled $23.7 million at December 31, 2025, and expire during the period from 2029 through 2034. State net operating loss carryforwards totaled $49.3 million at December 31, 2025, and expire during the period from 2029 through 2038.
Based upon taxes paid and projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that Valley will realize the benefits of these deductible differences and loss carryforwards.

2025 Form 10-K	132

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 21 percent for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
U.S. federal statutory tax rate	$156,213	21.0%	$92,089	21.0%	$142,450	21.0%
Increase (decrease) due to:
State income tax expense, net of federal tax effect *	53,689	7.2	30,736	7.0	50,787	7.5
Tax credits
New market tax credits	(50,699)	(6.8)	(28,041)	(6.4)	(18,722)	(2.8)
Other tax credits	(5,908)	(0.8)	(4,063)	(0.9)	(4,286)	(0.6)
Nontaxable or non-deductible items
Disallowed FDIC insurance premiums	10,195	1.3	11,071	2.5	7,950	1.2
Other nontaxable or non-deductible	(4,029)	(0.5)	(1,075)	(0.2)	(1,291)	(0.2)
Changes in unrecognized tax benefits	—	—	(46,431)	(10.6)	—	—
Other adjustments
Federal tax refund	(11,417)	(1.5)	—	—	—	—
Other adjustments	(2,157)	(0.3)	3,962	0.9	2,933	0.4
Income tax expense	$145,887	19.6%	$58,248	13.3%	$179,821	26.5%

*State taxes in New York, New York City, and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.
A reconciliation of Valley’s gross unrecognized tax benefits for the years ended December 31, 2024 and 2023 is presented in the table below:

	2024	2023
	(in thousands)
Beginning balance	$30,359	$30,359
Reductions due to expiration of statute of limitations	(30,359)	—
Ending balance	$—	$30,359
Valley did not have an unrecognized tax benefit recorded as of December 31, 2025. Valley’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Valley monitors its tax positions for the underlying facts, circumstances, and information available including changes in tax laws, case law, and regulations that may necessitate subsequent de-recognition of previous tax benefits.
The following table presents income taxes paid for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(in thousands)
Federal taxes paid	$26,484	$54,227	$162,502
State and city taxes paid:
New York	13,054	12,447	25,718
New Jersey	400	7,475	19,006
New York City	8,533	8,407	13,307
Other	4,990	7,145	15,970
Total state and city taxes paid	26,977	35,474	74,001
Total income taxes paid	$53,461	$89,701	$236,503
Valley files income tax returns in U.S. federal and various state jurisdictions. With few exceptions, Valley is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2020. Valley is under routine examination by various state jurisdictions. Valley expects all current examinations to be completed within the next 12 months.

133	2025 Form 10-K

Valley has considered, for all open audit examinations, any potential adjustments needed in establishing a reserve for unrecognized tax benefits as of December 31, 2025. No reserve was deemed necessary during 2025.
TAX CREDIT INVESTMENTS (Note 13)
Valley’s tax credit investments are related to investments promoting qualified affordable housing projects and other investments related to community development, largely consisting of new market tax credit investments. Some of these tax-advantaged investments support Valley’s regulatory compliance with the CRA. Valley’s investments in these entities generate a return primarily through the realization of federal income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits and deductions are recognized as a reduction of income tax expense.
Valley’s tax credit investments are carried in other assets on the consolidated statements of financial condition. Certain liabilities related to the tax credit investments are carried in accrued expenses and other liabilities on the consolidated statements of financial condition. Valley recognizes amortization of tax credit investments, including impairment losses, within non-interest expense in the consolidated statements of income using the equity method of accounting. After initial measurement, the carrying amounts of tax credit investments with non-readily determinable fair values are increased to reflect Valley's share of income of the investee and are reduced to reflect its share of losses of the investee, dividends received and impairments, if applicable. See the “Impairment Analysis” section below.
The following table presents the balances of Valley’s affordable housing tax credit investments and other tax credit investments at December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Other assets:
Affordable housing tax credit investments, net	$28,665	$22,742
Other tax credit investments, net	471,961	278,468
Total tax credit investments, net	$500,626	$301,210

The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(in thousands)
Components of income tax expense:
Affordable housing tax credits and other tax benefits	$7,435	$5,319	$5,872
Other tax credit investment credits and tax benefits	60,873	32,091	20,069
Total reduction in income tax expense	$68,308	$37,410	$25,941
Amortization of tax credit investments:
Affordable housing tax credit investment losses	$4,172	$3,501	$3,198
Affordable housing tax credit investment impairment losses	1,281	983	2,466
Other tax credit investment losses	8,300	5,143	1,266
Other tax credit investment impairment losses	28,039	9,319	11,079
Total amortization of tax credit investments recorded in non-interest expense	$41,792	$18,946	$18,009
Impairment Analysis
An impairment loss is recognized when the fair value of the tax credit investment is less than its carrying value. The determination of whether a decline in value of a tax credit investment is other-than-temporary requires significant judgment and is performed separately for each investment. The tax credit investments are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to, the following factors:
•Evidence that Valley does not have the ability to recover the carrying amount of the investment;
•The inability of the investee to sustain earnings;

2025 Form 10-K	134

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
COMMITMENTS AND CONTINGENCIES (Note 14)
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
The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 2025 and 2024:

	2025	2024
	(in thousands)
Commitments under commercial loans and lines of credit	$10,740,227	$10,303,607
Home equity and other revolving lines of credit	2,145,350	1,913,626
Standby letters of credit	575,325	524,108
Outstanding residential mortgage loan commitments	143,285	111,696
Commitments under unused lines of credit - credit card	154,953	146,832
Commitments to sell loans	13,020	28,561
Commercial letters of credit	11,408	26,639
Total	$13,783,568	$13,055,069
Obligations to advance funds under commitments to extend credit, including commitments under unused lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have specified expiration dates, which may be extended upon request, or other termination clauses and generally require payment of a fee. These commitments do not necessarily represent future cash requirements, as it is anticipated that many of these commitments will expire without being fully drawn upon. The Bank’s lending activity for outstanding loan commitments is primarily to customers within the states of New York, Florida and New Jersey.
Standby letters of credit represent the guarantee by the Bank of the obligations or performance of the bank customer in the event of the default of payment or nonperformance to a third-party beneficiary.
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

135	2025 Form 10-K

Legal Proceedings
In the ordinary course of business, Valley is or may be subject to various pending and threatened lawsuits, claims and proceedings. Any determination or estimate relating to the future resolution of such matters is inherently uncertain and involves significant judgment. This is especially true in the early stages of a legal matter, where the claimants seek large or indeterminate damages, present novel legal theories, involve a large number of parties, or where additional claims or other actions involving similar factual or legal issues may be possible. Accordingly, Valley may not be able to determine whether a favorable or unfavorable outcome is remote, reasonably possible, or probable, or to estimate the amount or range of a probable or reasonably possible loss, until relatively late in the course of a legal matter, sometimes not until a number of years have elapsed. Valley’s judgments and estimates relating to claims may also change over time in light of developments, and actual outcomes will differ, and may differ materially, from estimates. Based on Valley’s current knowledge and advice of counsel, management presently does not believe that the liabilities arising from legal and regulatory matters will be material to Valley’s consolidated financial position.
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
During 2023, Valley terminated six interest rate swaps with a total notional amount of $600 million. The terminated swaps, originally maturing from November 2024 to November 2026, were used to hedge the changes in cash flows associated with certain variable rate loans. The transaction resulted in an initial pre-tax gain totaling $3.6 million reported in accumulated other comprehensive income (loss) within shareholders' equity that is amortized to interest income over the life of the previously hedged loans through November 2026.
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
During 2024, Valley terminated interest rate swaps with a total notional amount of $500 million used to hedge the fair value of certain fixed rate residential loans. The terminated swaps had original maturity dates in the fourth quarter 2025. The carrying amount of the hedged assets included an immaterial cumulative loss adjustment at the date of termination that was amortized to earnings during the year ended December 31, 2025.
During 2024, Valley entered into 11 forward-starting interest rate swap agreements with notional amounts totaling $480.3 million to hedge the changes in fair value of certain fixed rate brokered time deposits. Under the swap agreement, beginning in January 2025,Valley receives fixed rate amounts ranging from approximately 4.12 percent to 4.65 percent, in exchange for variable-rate payments based on the Floating SOFR Overnight Indexed Swap compound rate. The swaps have expiration dates ranging from April 2026 to June 2027.
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

2025 Form 10-K	136

Derivatives not designated as hedges are not entered into for speculative purposes. Valley executes interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Valley executes with a third-party, such that Valley minimizes its net risk exposure resulting from such transactions. As these interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the type of participation. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. At December 31, 2025, Valley had 65 credit swaps with an aggregate notional amount of $959.9 million related to risk participation agreements.
At December 31, 2025, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the Constant Maturity Swap rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand alone swap tend to move in opposite directions with changes in the three-month Term SOFR rate and, therefore, provide an effective economic hedge.
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
Valley enters into foreign currency forward and option contracts, primarily to accommodate our customers, that are not designated as hedging instruments. Upon the origination of certain foreign currency denominated transactions (including foreign currency holdings and non-U.S. dollar denominated loans) with a client, we enter into a respective hedging contract with a third-party financial institution to mitigate the economic impact of foreign currency exchange rate fluctuation.
During 2024, Valley entered into a credit default swap related to $1.5 billion in automobile loans primarily to enhance the risk profile of these assets for regulatory capital purposes. The covered loans have a total remaining balance of approximately $653.5 million within Valley's $2.2 billion automobile loan portfolio at December 31, 2025. The credit default swap is a freestanding contract measured at fair value with resulting gains or losses recognized in non-interest expense. The premium amortization expense and other transaction costs associated with the credit protection totaling $6.9 million and $6.8 million for the years ended December 31, 2025 and 2024, respectively, were recorded in other expense reported in non-interest expense.

137	2025 Form 10-K

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows at December 31, 2025 and 2024:

	2025			2024
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedge interest rate swaps	$1,319	$4,088	$780,322	$2,419	$13,993	$780,322
Total derivatives designated as hedging instruments	$1,319	$4,088	$780,322	$2,419	$13,993	$780,322
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts *	$162,191	$161,911	$18,685,777	$423,683	$423,492	$16,209,499
Foreign currency derivatives	19,140	18,031	2,343,733	18,011	16,488	1,688,338
Mortgage banking derivatives	23	78	25,718	150	192	45,752
Credit default swap	—	54	653,459	—	35	1,142,026
Total derivatives not designated as hedging instruments	$181,354	$180,074	$21,708,687	$441,844	$440,207	$19,085,615
Total derivative financial instruments	$182,673	$184,162	$22,489,009	$444,263	$454,200	$19,865,937

*    Other derivative contracts include risk participation agreements.

Gains (losses) included in the consolidated statements of income and in other comprehensive income (loss), on a pre-tax basis, related to interest rate derivatives designated as hedges of cash flows for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(in thousands)
Amount of gain (loss) reclassified from accumulated other comprehensive loss to interest expense	$1,136	$1,204	$(891)
Amount of loss recognized in other comprehensive income (loss)	—	—	(1,093)
The accumulated net after-tax gains and losses related to effective cash flow hedges included in accumulated other comprehensive loss were $420 thousand and $1.2 million at December 31, 2025 and 2024, respectively.
Amounts reported in accumulated other comprehensive loss related to cash flow interest rate derivatives are reclassified to interest income and expense as interest payments are received and paid on the hedged variable interest rate assets and liabilities. The reclassification amounts for the years ended December 31, 2025 and 2024 represent amortization of the gain recognized from the termination of interest rate swaps during 2023. The entire after-tax gain of $420 thousand will be reclassified as a $581 thousand (before tax) increase to interest income during 2026.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(in thousands)
Derivative - interest rate swaps:
Interest income	$—	$3,170	$(3,877)
Interest expense	10,569	9,765	8,473
Hedged items - loans, time deposits and subordinated debt:
Interest income	$(482)	$(3,396)	$3,877
Interest expense	(10,692)	(10,005)	(8,687)

2025 Form 10-K	138

The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged items related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged items at December 31, 2025 and 2024:

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Asset/Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/Liability
	(in thousands)
December 31, 2025
Time deposits	$483,348	$3,044
Long-term borrowings *	295,842	(3,790)
December 31, 2024
Time deposits	$482,723	$2,419
Long-term borrowings *	284,966	(13,859)

*    Net carrying amount includes unamortized debt issuance costs of $368 thousand and $1.2 million at December 31, 2025 and 2024, respectively.
The net losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
	(in thousands)
Non-designated hedge interest rate and credit derivatives
Other non-interest expense	$(7,214)	$(4,796)	$(1,590)
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $33.8 million, $23.5 million and $35.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of December 31, 2025, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The total combined fair value of all derivative financial instruments with credit risk-related contingent features was in a net asset position at December 31, 2025. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
BALANCE SHEET OFFSETTING (Note 15)
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

139	2025 Form 10-K

Valley is party to master netting arrangements with its financial institution counterparties; however, Valley does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of cash or marketable investment securities, is posted by or received from the counterparty with net liability or asset positions, respectively, in accordance with contract thresholds. Master repurchase agreements, which include “right of set-off” provisions, generally have a legally enforceable right to offset recognized amounts. In such cases, the collateral would be used to settle the fair value of the swap or repurchase agreement should Valley be in default. The total amount of collateral held or pledged cannot exceed the net fair values of derivatives with the counterparty.
The table below presents information about Valley’s financial instruments that are eligible for offset in the consolidated statements of financial condition as of December 31, 2025 and 2024.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
December 31, 2025
Assets:
Interest rate swaps and other contracts	$163,510	$—	$163,510	$—	$(152,030)	$11,480
Liabilities:
Interest rate swaps and other contracts	$165,999	$—	$165,999	$—	$(44,844)	$121,155
December 31, 2024
Assets:
Interest rate swaps and other contracts	$426,102	$—	$426,102	$32,571	$(358,520)	$100,153
Liabilities:
Interest rate swaps and other contracts	$437,485	$—	$437,485	$(32,571)	$—	$404,914

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
Valley and the Bank are required to maintain minimum ratios, including a 2.5 percent capital conservation buffer, of (i) CET1 to risk-weighted assets of 7.0 percent or greater, (ii) Tier 1 capital to risk-weighted assets of 8.5 percent or greater, and (iii) total capital to risk-weighted assets of 10.5 percent or greater, as well as a minimum leverage ratio of 4.0 percent for capital adequacy purposes. As of December 31, 2025 and 2024, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).

2025 Form 10-K	140

The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under the Basel III risk-based capital guidelines at December 31, 2025 and 2024:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of December 31, 2025
Total Risk-based Capital
Valley	$6,965,724	13.77%	$5,311,534	10.50%	N/A	N/A
Valley National Bank	6,841,494	13.54	5,306,493	10.50	$5,053,803	10.00%
Common Equity Tier 1 Capital
Valley	5,558,508	10.99	3,541,023	7.00	N/A	N/A
Valley National Bank	6,297,558	12.46	3,537,662	7.00	3,284,972	6.50
Tier 1 Risk-based Capital
Valley	5,912,750	11.69	4,299,813	8.50	N/A	N/A
Valley National Bank	6,297,558	12.46	4,295,733	8.50	4,043,042	8.00
Tier 1 Leverage Capital
Valley	5,912,750	9.63	2,455,946	4.00	N/A	N/A
Valley National Bank	6,297,558	10.27	2,453,670	4.00	3,067,088	5.00
As of December 31, 2024
Total Risk-based Capital
Valley	$6,703,186	13.87%	$5,076,004	10.50%	N/A	N/A
Valley National Bank	6,535,892	13.53	5,071,696	10.50	$4,830,187	10.00%
Common Equity Tier 1 Capital
Valley	5,230,632	10.82	3,384,002	7.00	N/A	N/A
Valley National Bank	6,041,434	12.51	3,381,131	7.00	3,139,621	6.50
Tier 1 Risk-based Capital
Valley	5,584,699	11.55	4,109,146	8.50	N/A	N/A
Valley National Bank	6,041,434	12.51	4,105,659	8.50	3,864,149	8.00
Tier 1 Leverage Capital
Valley	5,584,699	9.16	2,438,649	4.00	N/A	N/A
Valley National Bank	6,041,434	9.91	2,438,511	4.00	3,048,139	5.00
COMMON AND PREFERRED STOCK (Note 17)
Repurchase Plan. Purchases of Valley’s common shares may be made from time to time in the open market or in privately negotiated transactions generally not exceeding prevailing market prices. Repurchased shares are held in treasury and are expected to be used for general corporate purposes. Valley currently maintains a common stock repurchase program, which was publicly announced in February 2024 and became effective on April 26, 2024. Under the repurchase program, Valley can repurchase up to 25 million shares of Valley common stock through the program's expiration date of April 26, 2026. Valley repurchased 6.1 million common shares on the open market at an average price of $10.41 during the year ended December 31, 2025. There were no repurchases of Valley's common shares under the plan during the year ended December 31, 2024. During 2023, Valley repurchased 300 thousand common shares on the open market at an average price of $6.97 under a previously announced stock purchase plan that was terminated in 2024.
Other Stock Repurchases. Valley purchases shares directly from its employees in connection with employee elections to withhold taxes related to the vesting of stock awards. During the years ended December 31, 2025, 2024 and 2023, Valley purchased approximately 986 thousand, 998 thousand and 814 thousand shares, respectively, of its outstanding common stock at average prices of $9.94, $8.88 and $11.53, respectively, for such purpose.

141	2025 Form 10-K

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
Preferred stock is included in Valley's (additional) Tier 1 capital and total risk-based capital at December 31, 2025 and 2024.

2025 Form 10-K	142

OTHER COMPREHENSIVE INCOME (Note 18)
The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023. Components of other comprehensive income (loss) include changes in net unrealized gains and losses on debt securities AFS; unrealized gains and losses on derivatives used in cash flow hedging relationships; and the defined benefit pension and postretirement benefit plan adjustments for the unfunded portion of various employee, officer and director benefit plans.

	2025			2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(in thousands)
Unrealized gains and losses on available for sale debt securities
Net gains (losses) arising during the period	$94,126	$(24,780)	$69,346	$(24,687)	$6,290	$(18,397)	$19,514	$(6,564)	$12,950
Amounts reclassified to earnings (1)	(1)	—	(1)	1	—	1	(863)	229	(634)
Net change	94,125	(24,780)	69,345	(24,686)	6,290	(18,396)	18,651	(6,335)	12,316
Unrealized gains and losses on derivatives (cash flow hedges)
Net losses arising during the period	—	—	—	—	—	—	(1,093)	336	(757)
Amounts reclassified to earnings (2)	(1,136)	311	(825)	(1,204)	335	(869)	891	(253)	638
Net change	(1,136)	311	(825)	(1,204)	335	(869)	(202)	83	(119)
Defined benefit pension and postretirement benefit plans
Net gains arising during the period	17,716	(4,834)	12,882	14,725	(4,116)	10,609	8,035	(2,593)	5,442
Amortization of prior service cost (3)	(135)	36	(99)	(135)	38	(97)	(135)	45	(90)
Amortization of net loss (3)	(479)	131	(348)	(174)	49	(125)	(4)	1	(3)
Net change	17,102	(4,667)	12,435	14,416	(4,029)	10,387	7,896	(2,547)	5,349
Total other comprehensive income (loss)	$110,091	$(29,136)	$80,955	$(11,474)	$2,596	$(8,878)	$26,345	$(8,799)	$17,546

(1)    Included in gains on securities transactions, net.
(2)     Included in interest and fees on loans.
(3)     Included in other non-interest expense. See Note 11 for details.

143	2025 Form 10-K

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive (loss) income for the years ended December 31, 2025, 2024 and 2023:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined benefit pension and postretirement benefit plans
	(in thousands)
Balance-December 31, 2022	$(127,818)	$2,233	$(38,417)	$(164,002)
Other comprehensive income (loss) before reclassifications	12,950	(757)	5,442	17,635
Amounts reclassified to earnings	(634)	638	(93)	(89)
Other comprehensive income (loss), net	12,316	(119)	5,349	17,546
Balance-December 31, 2023	(115,502)	2,114	(33,068)	(146,456)
Other comprehensive (loss) income before reclassifications	(18,397)	—	10,609	(7,788)
Amounts reclassified to earnings	1	(869)	(222)	(1,090)
Other comprehensive (loss) income, net	(18,396)	(869)	10,387	(8,878)
Balance-December 31, 2024	(133,898)	1,245	(22,681)	(155,334)
Other comprehensive income (loss) before reclassifications	69,346	—	12,882	82,228
Amounts reclassified to earnings	(1)	(825)	(447)	(1,273)
Other comprehensive income (loss) , net	69,345	(825)	12,435	80,955
Balance-December 31, 2025	$(64,553)	$420	$(10,246)	$(74,379)

PARENT COMPANY INFORMATION (Note 19)
Condensed Statements of Financial Condition

	December 31,
	2025	2024
	(in thousands)
Assets
Cash	$121,967	$277,072
Equity securities	49,371	37,076
Investments in and receivables due from subsidiaries	8,214,565	7,905,565
Other assets	4,807	8,306
Total Assets	$8,390,710	$8,228,019
Liabilities and Shareholders’ Equity
Dividends payable to shareholders	$65,401	$64,917
Long-term borrowings	444,975	647,547
Junior subordinated debentures issued to capital trusts	57,803	57,455
Accrued expenses and other liabilities	14,833	22,973
Shareholders’ equity	7,807,698	7,435,127
Total Liabilities and Shareholders’ Equity	$8,390,710	$8,228,019

2025 Form 10-K	144

Condensed Statements of Income

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Income
Dividends from subsidiary	$400,000	$300,000	$425,000
Net gains (losses) on equity securities	2,305	(1,581)	1,036
Other income and interest	44	7,360	5,730
Total Income	402,349	305,779	431,766
Total Expenses	45,281	53,147	56,072
Income before income tax and equity in undistributed earnings of subsidiary	357,068	252,632	375,694
Income tax benefit	(12,952)	(54,017)	(10,961)
Income before equity in undistributed earnings of subsidiary	370,020	306,649	386,655
Equity in undistributed earnings of subsidiary	227,963	73,622	111,856
Net Income	597,983	380,271	498,511
Dividends on preferred stock	28,981	21,369	16,135
Net Income Available to Common Shareholders	$569,002	$358,902	$482,376

145	2025 Form 10-K

Condensed Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Cash flows from operating activities:
Net Income	$597,983	$380,271	$498,511
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(227,963)	(73,622)	(111,856)
Stock-based compensation	27,279	28,988	33,104
Net amortization of premiums and accretion of discounts on borrowings	1,786	1,947	2,058
(Gains) losses on equity securities, net	(2,305)	1,581	(1,036)
Loss on extinguishment of debt	922	—	—
Net change in:
Other assets	3,499	4,167	13,472
Accrued expenses and other liabilities	1,846	(37,661)	(8,501)
Net cash provided by operating activities	403,047	305,671	425,752
Cash flows from investing activities:
Purchases of equity securities	(12,951)	(9,253)	(11,261)
Sales and capital returns of equity securities	2,961	—	—
Capital contributions to subsidiary	—	(550,000)	(20)
Other, net	—	52	5,098
Net cash used in investing activities	(9,990)	(559,201)	(6,183)
Cash flows from financing activities:
Repayment of long-term borrowings	(215,000)	—	(125,000)
Proceeds from issuance of preferred stock, net	—	144,654	—
Dividends paid to preferred shareholders	(28,981)	(21,369)	(14,338)
Dividends paid to common shareholders	(248,885)	(228,228)	(225,411)
Purchase of common shares related to stock compensation plan activity	(9,801)	(8,867)	(9,383)
Purchase of common shares to treasury	(63,001)	—	(2,092)
Common stock issued, net	17,506	451,164	4,006
Net cash (used in) provided by financing activities	(548,162)	337,354	(372,218)
Net change in cash and cash equivalents	(155,105)	83,824	47,351
Cash and cash equivalents at beginning of year	277,072	193,248	145,897
Cash and cash equivalents at end of year	$121,967	$277,072	$193,248
OPERATING SEGMENTS (Note 20)
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other.
The CEO of Valley is the CODM who assesses performance of each operating segment to better understand their cost, opportunity value and impact to Valley's consolidated earnings. Each operating segment is reviewed routinely for its asset growth, contribution to our income before income taxes, return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments. No changes to the operating segments were determined necessary during the year ended December 31, 2025.
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

2025 Form 10-K	146

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
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to operating segments. Other non-interest income items and general expenses are allocated from Treasury and Corporate Other to each operating segment utilizing a methodology that involves an allocation of operating and funding costs based on each segment's respective mix of average interest earning assets outstanding for the period, number of deposits, or direct allocation to the segments based on the nature of income and expense. Unallocated items included in Treasury and Corporate Other consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as other non-core items, including loss on extinguishment of debt, corporate restructuring charges, the FDIC special assessment, and income from litigation settlements.
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
The following tables represent the financial data for Valley’s operating segments, and Treasury and Corporate Other for the years ended December 31, 2025, 2024 and 2023:

	2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,675,089	$38,471,202	$8,816,609	$57,962,900

Interest income	$523,519	$2,352,838	$356,127	$3,232,484
Interest expense	270,518	974,900	223,422	1,468,840
Net interest income	253,001	1,377,938	132,705	1,763,644
(Credit) provision for credit losses	(630)	140,317	87	139,774
Net interest income after provision for credit losses	253,631	1,237,621	132,618	1,623,870
Non-interest income	139,321	101,168	21,637	262,126
Non-interest expense
Salary and employee benefits expense	132,712	391,384	55,424	579,520
Net occupancy expense	19,109	67,704	15,481	102,294
Technology, furniture, and equipment expense	26,770	80,444	16,662	123,876
FDIC insurance assessment	10,545	38,001	(9,487)	39,059
Professional and legal fees	14,712	61,092	10,943	86,747
Other segment items *	54,172	72,873	83,585	210,630
Total non-interest expense	$258,020	$711,498	$172,608	$1,142,126
Income (loss) before income taxes	$134,932	$627,291	$(18,353)	$743,870
Return on average interest earning assets (pre-tax)	1.26%	1.63%	(0.21)%	1.28%
Net interest margin	2.37%	3.59%	1.51%	3.05%

147	2025 Form 10-K

	2024
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,914,917	$40,115,669	$7,287,340	$57,317,926

Interest income	$478,680	$2,596,066	$282,751	$3,357,497
Interest expense	299,048	1,209,945	219,796	1,728,789
Net interest income	179,632	1,386,121	62,955	1,628,708
Provision (credit) for credit losses	24,561	284,827	(558)	308,830
Net interest income after provision for credit losses	155,071	1,101,294	63,513	1,319,878
Non-interest income	135,331	77,690	11,480	224,501
Non-interest expense
Salary and employee benefits expense	118,953	389,622	50,020	558,595
Net occupancy expense	18,003	71,360	12,761	102,124
Technology, furniture, and equipment expense	25,681	93,811	15,617	135,109
FDIC insurance assessment	10,448	42,271	8,757	61,476
Professional and legal fees	11,254	52,666	6,395	70,315
Other segment items *	58,282	54,007	65,952	178,241
Total non-interest expense	$242,621	$703,737	$159,502	$1,105,860
Income (loss) before income taxes	$47,781	$475,247	$(84,509)	$438,519
Return on average interest earning assets (pre-tax)	0.48%	1.18%	(1.16)%	0.77%
Net interest margin	1.81%	3.45%	0.86%	2.84%

	2023
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$9,620,508	$39,731,353	$7,148,667	$56,500,528

Interest income	$415,585	$2,471,345	$251,961	$3,138,891
Interest expense	250,882	1,036,109	186,422	1,473,413
Net interest income	164,703	1,435,236	65,539	1,665,478
Provision for credit losses	6,162	39,463	4,559	50,184
Net interest income after provision for credit losses	158,541	1,395,773	60,980	1,615,294
Non-interest income	105,282	93,618	26,829	225,729
Non-interest expense
Salary and employee benefits expense	111,748	389,666	62,177	563,591
Net occupancy expense	19,313	69,780	12,377	101,470
Technology, furniture, and equipment expense	25,661	98,716	26,331	150,708
FDIC insurance assessment	7,380	30,477	50,297	88,154
Professional and legal fees	13,016	56,755	10,796	80,567
Other segment items *	48,650	56,188	73,363	178,201
Total non-interest expense	$225,768	$701,582	$235,341	$1,162,691
Income (loss) before income taxes	$38,055	$787,809	$(147,532)	$678,332
Return on average interest earning assets (pre-tax)	0.40%	1.98%	(2.06)%	1.20%
Net interest margin	1.71%	3.61%	0.91%	2.95%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments loss on extinguishment of debt and other general operating expenses.

2025 Form 10-K	148

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Valley National Bancorp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Valley National Bancorp and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for loan losses
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s total allowance for loan losses (the ALL) as of December 31, 2025 was $583.4 million, of which $501.4 million related to the loans collectively evaluated for credit losses (the collective ALL). The collective ALL includes the measure of expected credit losses on a collective basis for those loans that share similar risk characteristics. In estimating the collective ALL, the Company uses a transition matrix model which calculates an expected life of loan loss percentage for each loan pool by using probability of default (PD) and loss given default (LGD) metrics. The PD and LGD metrics are adjusted using a scaling factor to incorporate a full economic cycle. The expected life of loan loss percentages are determined by analyzing the migration of loans from performing to loss by credit quality rating or delinquency categories using historical life-of-loan data for each loan portfolio pool, and by assessing the severity of loss, based on the aggregate net lifetime losses incurred. The expected credit losses are adjusted for qualitative factors not reflected in the transition matrix model but are likely to impact the measurement of estimated credit losses. The qualitative factors include a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience on a straight-line basis for the remaining life of the loan. The forecast consists of multi-scenario economic forecasts which are assigned relative probability weightings and projects economic variables under each scenario. The expected lifetime loss rates are the life of loan loss percentages from the transition matrix

149	2025 Form 10-K

model plus the impact of the adjustments for the qualitative factors. The expected credit losses are the product of multiplying the model’s lifetime loss rates by the exposure at default at period end.

We identified the assessment of the collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the ALL due to estimation uncertainty. Specifically, the assessment of the collective ALL encompassed the evaluation of the collective ALL methodology and the transition matrix model used to estimate the expected life of loan loss percentages and its significant assumptions, including the scaling factor. The assessment of the collective ALL also included an evaluation of the conceptual soundness and performance of the transition matrix model utilized to derive the expected life of loan loss percentages. In addition, the assessment also encompassed the conceptual soundness of the methodology utilized to estimate the qualitative factors and their related significant assumptions, including the selection of the multi-scenario economic forecasts and related weightings, and weightings of certain qualitative factors. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
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
We evaluated the Company’s process to develop the collective ALL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
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
We also assessed the sufficiency of the audit evidence obtained related to the collective ALL estimate by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices and potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

New York, New York
February 27, 2026

2025 Form 10-K	150

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Valley’s management, with the participation of the CEO and CFO, has evaluated the effectiveness of Valley’s disclosure controls and procedures. Based on such evaluation, Valley’s CEO and CFO have concluded that such disclosure controls and procedures were effective as of December 31, 2025 (the end of the period covered by this Report).
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
As of December 31, 2025, management assessed the effectiveness of Valley’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Valley’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

151	2025 Form 10-K

Based on this assessment, management determined that, as of December 31, 2025, Valley’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
KPMG LLP, the independent registered public accounting firm that audited Valley’s December 31, 2025 consolidated financial statements included in this Report, has issued an audit report expressing an opinion on the effectiveness of Valley’s internal control over financial reporting as of December 31, 2025. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There have been no changes in Valley’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.

2025 Form 10-K	152

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Valley National Bancorp:

Opinion on Internal Control Over Financial Reporting
We have audited Valley National Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

New York, New York
February 27, 2026

153	2025 Form 10-K

Item 9B.	Other Information
a.None
b.None
c.During the fourth quarter 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information regarding executive officers is included under the section captioned “Information about our Executive Officers” in Item 1. Business of this Report. The information set forth under the captions “Director Biographies,” “Delinquent Section 16(a) Reports,” “Code of Conduct and Ethics and Corporate Governance Guidelines,” “Nomination of Directors,” “Board Meetings and Attendance,” “Committees of the Board of Directors,”and “Our Securities Trading Policy” in the 2026 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation
The information set forth under the captions “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Equity Grant Procedures” and “Advisory Vote on Our Named Executive Officer Compensation” in the 2026 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders” in the 2026 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Certain Transactions with Management” and “Director Independence” in the 2026 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.

The information set forth under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement is incorporated herein by reference.

2025 Form 10-K	154

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

C.	Agreement to provide SEC with Indentures not filed. (Item 601(b)(4)(iii)(A)), incorporated herein by reference to Exhibit 4G to the Registrant's Form 10-K Annual Report filed on February 28, 2017.

D.	Description of Valley Securities, incorporated herein by reference to Exhibit 4D to the Registrant's Form 10-K Annual Report filed on February 27, 2025.

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

G.	Indenture, dated as of May 28, 2021, between Valley and U. S. Bank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on May 28, 2021.

155	2025 Form 10-K

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

C.	Valley National Bancorp Deferred Compensation Plan, dated October 23, 2023.+ *

D.	First Amendment to Valley National Bancorp Deferred Compensation Plan, dated December 8, 2025.+*

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
First Amendment to Consulting Agreement, effective as of May 1, 2023, by and between Valley National Bancorp and Alrem LLC, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on May 8, 2024. +

I.
Second Amendment to Consulting Agreement, effective as of May 1, 2024, by and between Valley National Bank and Alrem LLC, incorporated herein by reference to Exhibit 10.H to the Registrant's Form 10-K Annual Report filed on February 27, 2025. +

J.	Bank Leumi Le-Israel Corporation 2018 Stock Option Plan, incorporated herein by reference to Exhibit 4.1 to the Registrant's Form S-8 Registration Statement filed on April 1, 2022.+
K.
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

2025 Form 10-K	156

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

X.	Valley National Bancorp 2023 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 7, 2023. +
Y.
Form of Valley National Bancorp Time-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2023 Incentive Compensation Plan (approved February 2024), incorporated herein by reference to Exhibit 10.AA to the Registrant’s Form 10-K Annual Report filed on February 29, 2024.+

Z.
Form of Valley National Bancorp Performance-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2023 Incentive Compensation Plan (approved February 2024), incorporated herein by reference to Exhibit 10.BB to the Registrant’s Form 10-K Annual Report filed on February 29, 2024.+

AA.
Underwriting Agreement, dated July 29, 2024, by and among the Company, Valley National Bank, and Morgan Stanley & Co. LLC, BofA Securities, Inc., J.P. Morgan Securities LLC, UBS Securities LLC, Wells Fargo Securities, LLC and Keefe, Bruyette & Woods, Inc., as representatives of the underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K Current Report filed on July 31, 2024. +

BB.
Underwriting Agreement, dated November 7, 2024, by and among the Company, the Bank and J.P. Morgan Securities LLC, as representative of the Underwriters listed on Schedule A thereto, incorporated herein by reference to Exhibit 1.1 to the Company's Form 8-K Current Report filed on November 12, 2024.+

CC.
Separation Agreement and General Release, dated October 30, 2024, between Valley National Bank and Michael Hagedorn, incorporated herein by reference to Exhibit 10.BB to the Registrant’s Form 10-K Annual Report filed on February 27, 2025.+

DD.
Executive Severance Plan, effective as of January 1, 2025, covering Russell Barrett, Mitchell L. Crandell, John P. Regan, Mark Saeger and Yvonne M. Surowiec, incorporated herein by reference to Exhibit 10.CC to the Registrant’s Form 10-K Annual Report filed on February 27, 2025.+

EE.
Form of Valley National Bancorp Time-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2023 Incentive Compensation Plan, approved December 2024, incorporated herein by reference to Exhibit 10.DD to the Registrant’s Form 10-K Annual Report filed on February 27, 2025.+

FF.
Form of Valley National Bancorp Performance-Based Restricted Stock Unit Award Agreement, in connection with Valley National Bancorp 2023 Incentive Compensation Plan, approved December 2024, incorporated herein by reference to Exhibit 10.EE to the Registrant’s Form 10-K Annual Report filed on February 27, 2025.+

    (19)    Valley National Bancorp Securities Trading Policy, incorporated herein by reference to Exhibit 19 to the Registrant’s Form 10-K Annual Report filed on February 27, 2025.

157	2025 Form 10-K

(21)List of Subsidiaries as of December 31, 2025:

	Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent Directly or Indirectly
(a)	Subsidiaries of Valley:
	Valley National Bank	United States	100%
	Aliant Statutory Trust II	Delaware	100%
	GCB Capital Trust III	Delaware	100%
	State Bancorp Capital Trust I	Delaware	100%
	State Bancorp Capital Trust II	Delaware	100%
	Dudley Ventures, LLC	Delaware	100%
	Valley Growth Capital LLC	Delaware	100%
(b)	Subsidiaries of Valley National Bank:
	Valley Wealth Managers, Inc.	New Jersey	100%
	Highland Capital Corp.	New Jersey	100%
	Valley Insurance Services, Inc.	New York	90%
	Metro Title and Settlement Agency, Inc.	New York	100%
	Valley Securities Holdings (NY) LLC	New York	100%
	VNB New York, LLC	New York	100%
	DV Community Investment, LLC	Delaware	100%
	Valley Financial Management, Inc.	New York	100%
(c)	Subsidiaries of Valley Securities Holdings (NY) LLC:
	SAR II (NY) LLC	New York	100%
	Shrewsbury Capital Corporation	New Jersey	100%
	Valley Investments, Inc.	New Jersey	100%
	Oritani Investment Corp.	New Jersey	100%
(d)	Subsidiary of Oritani Investment Corp.:
	Oritani Asset Corp.	New Jersey	100%
(e)	Subsidiary of SAR II (NY) LLC:
	VNB Realty, Inc.	New Jersey	100%
(f)	Subsidiary of VNB Realty, Inc.:
	VNB Capital Corp.	New York	100%

Excluded from the list are certain subsidiaries that, if considered in the aggregate, would not constitute a significant subsidiary under SEC rules as of December 31, 2025.

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
(32)
Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, Chairman of the Board and Chief Executive Officer of the Company and Travis Lan, Senior Executive Vice President and Chief Financial Officer of the Company.*

(97)	Valley National Bancorp Clawback Policy in the Event of a Financial Restatement, incorporated herein by reference to Exhibit 97 to the Registrant’s Form 10-K Annual Report filed on February 29, 2024.+
(101)	Interactive Data File (XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.

+	Management contract and compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

2025 Form 10-K	158

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY NATIONAL BANCORP

By:	/s/ IRA ROBBINS
Ira Robbins, Chairman of the Board and Chief Executive Officer

By:	/s/ TRAVIS LAN
Travis Lan, Senior Executive Vice President and Chief Financial Officer
Dated: February 27, 2026

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/S/ IRA ROBBINS	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026
Ira Robbins

/S/ TRAVIS LAN	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Travis Lan

/S/ MITCHELL L. CRANDELL	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026
Mitchell L. Crandell

ERIC P. EDELSTEIN*	Director	February 27, 2026
Eric P. Edelstein

EYAL EFRAT*	Director	February 27, 2026
Eyal Efrat

PETER V. MAIO*	Director	February 27, 2026
Peter V. Maio

KATHLEEN C. PERROTT*	Director	February 27, 2026
Kathleen C. Perrott

NITZAN SANDOR*	Director	February 27, 2026
Nitzan Sandor

SURESH L. SANI*	Director	February 27, 2026
Suresh L. Sani

LISA J. SCHULTZ*	Director	February 27, 2026
Lisa J. Schultz

JENNIFER W. STEANS*	Director	February 27, 2026
Jennifer W. Steans

159	2025 Form 10-K

Signature	Title	Date

CARLOS VAZQUEZ*	Director	February 27, 2026
Carlos Vazquez

JEFFREY S. WILKS*	Director	February 27, 2026
Jeffrey S. Wilks

DR. SIDNEY S. WILLIAMS, JR.*	Director	February 27, 2026
Dr. Sidney S. Williams, Jr.

*

By: /s/ TRAVIS LAN	February 27, 2026
Travis Lan, attorney-in fact

2025 Form 10-K	160