Form 10-Q
period 2026-03-31
VALLEY NATIONAL BANCORP
filed 2026-05-07
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 554,131,478 shares were outstanding as of May 6, 2026.

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Valley National Bank (Valley’s principal subsidiary)
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Board	Board of Directors of Valley National Bancorp
CD	Certificate of deposit
CECL	Current expected credit loss model
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CRA	Community Reinvestment Act
CRE loan concentration ratio	Total commercial real estate loans held for investment and held for sale, excluding owner occupied loans, as a percentage of total risk-based capital
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U. S. Generally Accepted Accounting Principles
GDP	Gross domestic product
Ginnie Mae	Government National Mortgage Association
HTM	Held to Maturity
Moody’s	Moody’s Investor Service, Inc.
NAV	Net asset value
NPA	Non-performing asset
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTC	Over-the-counter
ROATCE	Return on average tangible common shareholders’ equity
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
U.S. Treasury	United States Department of the Treasury
Valley
May refer to Valley National Bancorp individually, Valley National Bancorp and its consolidated subsidiaries, or certain of Valley National Bancorp’s subsidiaries, as the context requires (interchangeable with the “Company,” “we,” “our” and “us”).

Valley's Annual Report	Valley's Annual Report on Form 10-K for the year ended December 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for share data)	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Cash and due from banks	$362,073	$315,166
Interest bearing deposits with banks	797,357	1,268,399
Investment securities:
Equity securities	83,866	82,774
Available for sale debt securities	4,157,034	4,202,218
Held to maturity debt securities (net of allowance for credit losses of $746 at March 31, 2026 and $734 at December 31, 2025)	3,619,808	3,495,837
Total investment securities	7,860,708	7,780,829
Loans held for sale (includes fair value of $2,477 at March 31, 2026 and $8,212 at December 31, 2025 for loans originated for sale)	11,227	26,236
Loans	50,828,820	50,136,728
Less: Allowance for loan losses	(584,500)	(583,400)
Net loans	50,244,320	49,553,328
Premises and equipment, net	321,739	330,757
Lease right of use assets	306,271	313,891
Bank owned life insurance	740,411	738,090
Accrued interest receivable	244,275	243,897
Goodwill	1,868,936	1,868,936
Other intangible assets, net	94,770	100,875
Other assets	1,614,498	1,592,321
Total Assets	$64,466,585	$64,132,725
Liabilities
Deposits:
Non-interest bearing	$12,250,974	$12,155,500
Interest bearing:
Savings, NOW and money market	29,172,499	28,603,470
Time	11,436,148	11,424,123
Total deposits	52,859,621	52,183,093
Short-term borrowings	63,877	91,475
Long-term borrowings	2,560,887	2,908,579
Junior subordinated debentures issued to capital trusts	57,890	57,803
Lease liabilities	363,990	372,448
Accrued expenses and other liabilities	731,877	711,629
Total Liabilities	56,638,142	56,325,027
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at March 31, 2026 and December 31, 2025)	111,590	111,590
Series B (4,000,000 shares issued at March 31, 2026 and December 31, 2025)	98,101	98,101
Series C (6,000,000 shares issued at March 31, 2026 and December 31, 2025)	144,654	144,654
Common stock (no par value, authorized 650,000,000 shares; issued 560,878,750 shares at March 31, 2026 and December 31, 2025)	196,730	196,730
Surplus	5,451,735	5,464,845
Retained earnings	2,003,048	1,912,933
Accumulated other comprehensive loss	(97,603)	(74,379)
Treasury stock, at cost (6,561,874 common shares at March 31, 2026 and 4,260,729 common shares at December 31, 2025)	(79,812)	(46,776)
Total Shareholders’ Equity	7,828,443	7,807,698
Total Liabilities and Shareholders’ Equity	$64,466,585	$64,132,725
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for per share data)

	Three Months Ended March 31,
	2026	2025
Interest Income
Interest and fees on loans	$708,640	$703,609
Interest and dividends on investment securities:
Taxable	73,808	63,898
Tax-exempt	4,718	4,702
Dividends	4,800	5,664
Interest on federal funds sold and other short-term investments	10,758	6,879
Total interest income	802,724	784,752
Interest Expense
Interest on deposits:
Savings, NOW and money market	190,785	200,221
Time	106,678	125,069
Interest on short-term borrowings	236	2,946
Interest on long-term borrowings and junior subordinated debentures	33,500	36,411
Total interest expense	331,199	364,647
Net Interest Income	471,525	420,105
Provision (credit) for credit losses for available for sale and held to maturity securities	12	(14)
Provision for credit losses for loans	21,244	62,675
Net Interest Income After Provision for Credit Losses	450,269	357,444
Non-Interest Income
Wealth management and trust fees	16,006	15,031
Insurance commissions	2,867	3,402
Capital markets	10,381	6,940
Service charges on deposit accounts	18,204	12,726
Gains on securities transactions, net	21	46
Fees from loan servicing	3,218	3,215
Gains on sales of loans, net	3,090	2,197
Bank owned life insurance	5,835	4,777
Other	9,214	9,960
Total non-interest income	68,836	58,294
Non-Interest Expense
Salary and employee benefits expense	155,715	142,618
Net occupancy expense	27,182	25,888
Technology, furniture and equipment expense	31,878	29,896
FDIC insurance assessment	10,476	12,867
Amortization of other intangible assets	6,919	8,019
Professional and legal fees	25,142	15,670
Amortization of tax credit investments	16,014	9,320
Other	36,600	32,340
Total non-interest expense	309,926	276,618
Income Before Income Taxes	209,179	139,120
Income tax expense	45,266	33,062
Net Income	163,913	106,058
Dividends on preferred stock	7,217	6,955
Net Income Available to Common Shareholders	$156,696	$99,103

Earnings Per Common Share:
Basic	$0.28	$0.18
Diluted	0.28	0.18
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$163,913	$106,058
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(23,105)	27,212
Amounts reclassified to earnings	(7)	—
Total	(23,112)	27,212
Unrealized gains on derivatives (cash flow hedges)
Amounts reclassified to earnings	(123)	(218)
Total	(123)	(218)
Defined benefit pension and postretirement benefit plans
Amortization of actuarial net loss	11	88
Total other comprehensive (loss) income	(23,224)	27,082
Total comprehensive income	$140,689	$133,140
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2026

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands, except for per share data)
Balance - December 31, 2025	$354,345	556,618	$196,730	$5,464,845	$1,912,933	$(74,379)	$(46,776)	$7,807,698
Net income	—	—	—	—	163,913	—	—	163,913
Other comprehensive loss, net of tax	—	—	—	—	—	(23,224)	—	(23,224)
Cash dividends declared:
Preferred stock, Series A, $0.49 per share	—	—	—	—	(2,242)	—	—	(2,242)
Preferred stock, Series B, $0.47 per share	—	—	—	—	(1,881)	—	—	(1,881)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(61,829)	—	—	(61,829)
Effect of stock incentive plan, net	—	1,699	—	(13,110)	(4,752)	—	19,066	1,204
Common stock repurchased	—	(4,000)	—	—	—	—	(52,102)	(52,102)
Balance - March 31, 2026	$354,345	554,317	$196,730	$5,451,735	$2,003,048	$(97,603)	$(79,812)	$7,828,443

For the Three Months Ended March 31, 2025

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands, except for per share data)
Balance - December 31, 2024	$354,345	558,786	$195,998	$5,442,070	$1,598,048	$(155,334)	$—	$7,435,127
Net income	—	—	—	—	106,058	—	—	106,058
Other comprehensive income, net of tax	—	—	—	—	—	27,082	—	27,082
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,065)	—	—	(2,065)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(62,460)	—	—	(62,460)
Effect of stock incentive plan, net	—	1,492	522	2,686	—	—	—	3,208
Common stock repurchased	—	(250)	—	—	—	—	(2,162)	(2,162)
Balance - March 31, 2025	$354,345	560,028	$196,520	$5,444,756	$1,634,690	$(128,252)	$(2,162)	$7,499,897

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$163,913	$106,058
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,071	9,892
Stock-based compensation	7,667	6,840
Provision for credit losses	21,256	62,661
Net accretion of discounts and amortization of premium on securities and borrowings	(2,645)	(1,827)
Amortization of other intangible assets	6,919	8,019
Losses on available for sale and held to maturity debt securities, net	10	11
Proceeds from sales of loans held for sale at fair value	40,981	47,094
Gains on sales of loans, net	(3,090)	(2,197)
Originations of loans held for sale	(34,023)	(37,437)
Gains on sales of assets, net	(7)	(43)
Net change in:
Fair value of financial instruments hedged by derivative transactions	188	4,693
Lease right of use assets	7,573	(5,710)
Cash surrender value of bank owned life insurance	(5,534)	(4,777)
Accrued interest receivable	(378)	1,615
Other assets	(21,250)	85,015
Accrued expenses and other liabilities	18,983	(297,029)
Net cash provided by (used in) operating activities	209,634	(17,122)
Cash flows from investing activities:
Loans originated and purchased, net of principal collected	(713,114)	88,203
Equity securities:
Purchases	(1,539)	(3,045)
Sales and capital returns	231	427
Held to maturity debt securities:
Purchases	(207,009)	(89,352)
Maturities, calls and principal repayments	84,042	75,678
Available for sale debt securities:
Purchases	(166,544)	(341,315)
Maturities, calls and principal repayments	184,794	91,660
Death benefit proceeds from bank owned life insurance	3,213	3,226
Proceeds from sales of real estate property and equipment	1,212	2,255
Proceeds from sales of loans not originated for sale	10,644	—
Purchases of real estate property and equipment	(1,399)	(3,047)
Net cash used in investing activities	$(805,469)	$(175,310)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Net change in deposits	$678,322	$(111,529)
Net change in short-term borrowings	(27,598)	(13,692)
Repayments of long-term borrowings	(350,000)	(273,000)
Cash dividends paid to preferred shareholders	(7,217)	(6,956)
Cash dividends paid to common shareholders	(62,943)	(62,930)
Purchase of common shares related to stock compensation plan activity	(9,801)	(7,037)
Purchase of common shares to treasury	(51,802)	(2,162)
Common stock issued, net	3,040	3,405
Other, net	(301)	(95)
Net cash provided by (used in) financing activities	171,700	(473,996)
Net change in cash and cash equivalents	(424,135)	(666,428)
Cash and cash equivalents at beginning of year	1,583,565	1,890,125
Cash and cash equivalents at end of period	$1,159,430	$1,223,697

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$335,918	$403,276
Federal and state income taxes	20,260	13,044
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned, net	$2,439	$694
Transfer of loans to loans held for sale, net	—	10,200
Lease right of use assets obtained in exchange for operating lease liabilities	10,059	14,886

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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at March 31, 2026 and for all periods presented have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
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
Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except for share and per share data)
Net income available to common shareholders	$156,696	$99,103
Basic weighted average number of common shares outstanding	555,777,748	559,613,272
Plus: Common stock equivalents	3,477,224	3,692,253
Diluted weighted average number of common shares outstanding	559,254,972	563,305,525
Earnings per common share:
Basic	$0.28	$0.18
Diluted	0.28	0.18
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, if applicable, of RSUs and stock options to purchase Valley’s common shares. Stock options and RSUs with exercise and vesting prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation and therefore are excluded from the diluted earnings per share calculation. Potential anti-dilutive weighted common shares totaled approximately 1.3 million and 638 thousand for the three months ended March 31, 2026 and 2025, respectively.
Note 3. Accumulated Other Comprehensive Loss
The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
December 31, 2025	$(64,553)	$420	$(10,246)	$(74,379)
Other comprehensive loss before reclassification	(23,105)	—	—	(23,105)
Amounts reclassified to earnings	(7)	(123)	11	(119)
Other comprehensive (loss) income, net	(23,112)	(123)	11	(23,224)
March 31, 2026	$(87,665)	$297	$(10,235)	$(97,603)

December 31, 2024	$(133,898)	$1,245	$(22,681)	$(155,334)
Other comprehensive income before reclassification	27,212	—	—	27,212
Amounts reclassified to earnings	—	(218)	88	(130)
Other comprehensive income (loss), net	27,212	(218)	88	27,082
March 31, 2025	$(106,686)	$1,027	$(22,593)	$(128,252)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three months ended March 31, 2026 and 2025:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Components of Accumulated Other Comprehensive Loss	2026	2025	Income Statement Line Item
	(in thousands)
Unrealized gains on AFS securities before tax	$10	$—	Gains on securities transactions, net
Tax effect	(3)	—
Total net of tax	7	—
Unrealized gains on derivatives (cash flow hedges) before tax	171	301	Interest and fees on loans
Tax effect	(48)	(83)
Total net of tax	123	218
Defined benefit pension and postretirement benefit plans:
Amortization of actuarial net loss	(15)	(121)	Other non-interest expense
Tax effect	4	33
Total net of tax	(11)	(88)
Total reclassifications, net of tax	$119	$130

Note 4. New Authoritative Accounting Guidance
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
ASU No. 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans,” amends the guidance in ASC 326 on the accounting for certain purchased loans. Under ASU No. 2025-8, entities must account for acquired loans that meet certain criteria of “purchased seasoned loans” at acquisition by recognizing them at their purchase price plus an allowance for expected credit losses (gross-up approach). The intent of amendments is to align the accounting for purchased seasoned loans with the current accounting guidance under ASC 326 for purchased financial assets with credit deterioration (PCD assets). ASU No. 2025-08 is effective for interim and annual reporting periods beginning after December 15, 2026 with early adoption permitted. The amendments must be applied prospectively. ASU No. 2025-08 is currently not expected to have a significant impact on Valley's consolidated financial statements.
ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” clarifies and modernizes the accounting for costs related to internal-use software. The new guidance clarifies the threshold entities apply to begin capitalizing costs and removes all references to project stages in ASC Subtopic 350-40. ASU No. 2025-06 is effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The new guidance may be applied using a prospective, retrospective or modified transition approach with early adoption permitted. ASU No. 2025-06 is currently not expected to have a significant impact on Valley's consolidated financial statements.
ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement. Subsequently issued ASU No. 2025-01 amended the effective date of ASU No. 2024-03 to require all public business entities to adopt the new guidance for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. The adoption of ASU No. 2024-03 is currently not expected to have a significant impact on Valley's consolidated financial statements and disclosures.
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
Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2026 and December 31, 2025. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,240	$23,240	$—	$—
Equity securities at net asset value (NAV)	9,371	—	—	—
Available for sale debt securities:
U.S. Treasury securities	227,333	227,333	—	—
U.S. government agency securities	38,862	—	38,862	—
Obligations of states and political subdivisions	189,851	—	189,851	—
Residential mortgage-backed securities	3,471,873	—	3,471,873	—
Corporate and other debt securities	229,115	—	229,115	—
Total available for sale debt securities	4,157,034	227,333	3,929,701	—
Loans held for sale (1)	2,477	—	2,477	—
Other assets (2)	210,774	—	210,774	—
Total assets	$4,402,896	$250,573	$4,142,952	$—
Liabilities
Other liabilities (2)	$211,748	$—	$211,748	$—
Total liabilities	$211,748	$—	$211,748	$—
Non-recurring fair value measurements:
Collateral dependent loans (3)	$105,559	$—	$—	$105,559
Foreclosed assets	3,356	—	—	3,356
Total	$108,915	$—	$—	$108,915

		Fair Value Measurements at Reporting Date Using:
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling $2.5 million and $8.1 million at March 31, 2026 and December 31, 2025, respectively.
(2)Derivative financial instruments are included in this category.
(3)Net of specific reserve allocations reported within the allowance for loan losses totaling $78.5 million and $82.0 million at March 31, 2026 and December 31, 2025, respectively.

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
Equity securities at NAV. Valley also has privately held CRA funds and investments in entities that develop new financial technologies, including limited liability companies and partnerships. These investments are at fair value measured at NAV using the most recently available financial information from the investee. Certain equity investments without readily determinable fair values are measured at NAV per share (or its equivalent) as a practical expedient and are excluded from fair value hierarchy levels in the tables above.

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
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at March 31, 2026 and December 31, 2025 based on the short duration these assets were held and their credit quality.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third party prices that are based on discounted cash flow analysis using observed market inputs, such as the SOFR curve at March 31, 2026 and December 31, 2025. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at March 31, 2026 and December 31, 2025), is determined based on the current market prices for similar instruments. The fair value of a credit default swap related to a portion of Valley's automobile loan portfolio is based on estimated discounted cash flows that incorporate market data for auto credit loss forecasts and anticipated cash outflows for the instrument's premium payments. The fair value of most of the derivatives incorporate credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at March 31, 2026 and December 31, 2025. See Note 12 for additional details on Valley's derivatives.
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
Collateral dependent loans. Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all the repayment is expected from the sale of collateral. Collateral dependent loans are reported at the fair value of the underlying collateral when the fair value is lower than the recorded investment in the loan. Collateral values are estimated using Level 3 inputs, consisting of individual third party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At March 31, 2026, collateral dependent loans were individually re-measured and reported at fair value (net carrying amount) through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. Collateral dependent loans with a total amortized cost of $184.0 million (including taxi medallion loans totaling $46.6 million), were reduced by specific allowance for loan loss allocations totaling $78.5 million to a reported total net carrying amount of $105.6 million at March 31, 2026.
Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of an asset occur, the asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. There were no write-downs of foreclosed assets during the three months ended March 31, 2026 and 2025. There were no adjustments to the appraisals of foreclosed assets at March 31, 2026 and December 31, 2025.
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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at March 31, 2026 and December 31, 2025 were as follows:

	Fair Value Hierarchy	March 31, 2026		December 31, 2025
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$362,073	$362,073	$315,166	$315,166
Interest bearing deposits with banks	Level 1	797,357	797,357	1,268,399	1,268,399
Equity securities (1)	Level 3	51,255	51,255	49,371	49,371
Held to maturity debt securities:
U.S. government agency securities	Level 2	291,085	249,519	292,269	253,062
Obligations of states and political subdivisions	Level 2	356,992	327,967	353,875	333,834
Residential mortgage-backed securities	Level 2	2,862,831	2,548,404	2,732,752	2,431,987
Trust preferred securities	Level 2	36,109	30,953	36,103	30,689
Corporate and other debt securities	Level 2	73,537	71,897	81,572	80,031
Total held to maturity debt securities (2)		3,620,554	3,228,740	3,496,571	3,129,603
Net loans (3)	Level 3	50,253,070	48,379,622	49,571,352	47,868,967
Accrued interest receivable	Level 1	244,275	244,275	243,897	243,897
FRB and FHLB stock (4)	Level 2	324,709	324,709	339,484	339,484
Financial liabilities
Deposits without stated maturities	Level 1	41,423,473	41,423,473	40,758,970	40,758,970
Deposits with stated maturities	Level 2	11,436,148	11,451,071	11,424,123	11,465,247
Short-term borrowings	Level 2	63,877	61,125	91,475	88,468
Long-term borrowings	Level 2	2,560,887	2,554,952	2,908,579	2,916,674
Junior subordinated debentures issued to capital trusts	Level 2	57,890	51,163	57,803	53,050
Accrued interest payable (5)	Level 1	84,964	84,964	89,683	89,683

(1)Represents equity securities without a readily determinable fair value, which are measured based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Total changes in the valuation of equity securities were immaterial for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Includes non-performing loans held for sale carried at lower of cost (or market) of $8.8 million at March 31, 2026 and $18.0 million at December 31, 2025, respectively.
(4)Included in other assets.
(5)Included in accrued expenses and other liabilities.
Note 6. Investment Securities
Equity Securities
Equity securities totaled $83.9 million and $82.8 million at March 31, 2026 and December 31, 2025, respectively. See Note 5 for further details on equity securities.

Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities at March 31, 2026 and December 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2026
U.S. Treasury securities	$251,052	$—	$(23,719)	$227,333
U.S. government agency securities	40,223	25	(1,386)	38,862
Obligations of states and political subdivisions:
Obligations of states and state agencies	43,701	—	(738)	42,963
Municipal bonds	183,723	—	(36,835)	146,888
Total obligations of states and political subdivisions	227,424	—	(37,573)	189,851
Residential mortgage-backed securities	3,522,295	20,570	(70,992)	3,471,873
Corporate and other debt securities	235,970	1,676	(8,531)	229,115
Total	$4,276,964	$22,271	$(142,201)	$4,157,034
December 31, 2025
U.S. Treasury securities	$250,494	$226	$(22,233)	$228,487
U.S. government agency securities	41,026	35	(1,117)	39,944
Obligations of states and political subdivisions:
Obligations of states and state agencies	44,079	—	(646)	43,433
Municipal bonds	181,883	1	(31,937)	149,947
Total obligations of states and political subdivisions	225,962	1	(32,583)	193,380
Residential mortgage-backed securities	3,541,284	36,238	(63,444)	3,514,078
Corporate and other debt securities	231,876	1,781	(7,328)	226,329
Total	$4,290,642	$38,281	$(126,705)	$4,202,218

Accrued interest on investments, which is excluded from the amortized cost of AFS debt securities, totaled $18.3 million and $18.2 million at March 31, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The age of unrealized losses and fair value of the related AFS debt securities at March 31, 2026 and December 31, 2025 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2026
U.S. Treasury securities	$99,405	$(625)	$127,928	$(23,094)	$227,333	$(23,719)
U.S. government agency securities	17,877	(104)	19,828	(1,282)	37,705	(1,386)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	5,238	(738)	5,238	(738)
Municipal bonds	2,322	(101)	136,980	(36,734)	139,302	(36,835)
Total obligations of states and political subdivisions	2,322	(101)	142,218	(37,472)	144,540	(37,573)
Residential mortgage-backed securities	903,487	(8,103)	481,145	(62,889)	1,384,632	(70,992)
Corporate and other debt securities	39,276	(464)	121,413	(8,067)	160,689	(8,531)
Total	$1,062,367	$(9,397)	$892,532	$(132,804)	$1,954,899	$(142,201)
December 31, 2025
U.S. Treasury securities	$—	$—	$128,232	$(22,233)	$128,232	$(22,233)
U.S. government agency securities	—	—	20,754	(1,117)	20,754	(1,117)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	5,453	(646)	5,453	(646)
Municipal bonds	—	—	141,083	(31,937)	141,083	(31,937)
Total obligations of states and political subdivisions	—	—	146,536	(32,583)	146,536	(32,583)
Residential mortgage-backed securities	118,263	(234)	650,985	(63,210)	769,248	(63,444)
Corporate and other debt securities	12,741	(9)	132,307	(7,319)	145,048	(7,328)
Total	$131,004	$(243)	$1,078,814	$(126,462)	$1,209,818	$(126,705)
Within the AFS debt securities portfolio, the total number of security positions in an unrealized loss position was 650 and 602 at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, the fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.1 billion.

Contractual Maturities
The contractual maturities of AFS debt securities at March 31, 2026 are set forth in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	March 31, 2026
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$5,955	$5,915
Due after one year through five years	232,017	228,079
Due after five years through ten years	244,630	236,171
Due after ten years	272,067	214,996
Residential mortgage-backed securities	3,522,295	3,471,873
Total	$4,276,964	$4,157,034
The weighted average remaining expected life for AFS residential mortgage-backed securities was 6.80 years at March 31, 2026.
Impairment Analysis of Available For Sale Debt Securities
Valley's AFS debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These securities may pose a higher risk of future impairment due to economic uncertainty and potential adverse effects on issuers’ performance.
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley also evaluated AFS debt securities that were in an unrealized loss position as of March 31, 2026 included in the tables above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, there was no impairment recognized during the three months ended March 31, 2026 and 2025.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of these securities prior to recovery of their amortized cost basis. None of the AFS debt securities were past due as of March 31, 2026. As a result, there was no allowance for credit losses for AFS debt securities at March 31, 2026 and December 31, 2025.

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of HTM debt securities at March 31, 2026 and December 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
March 31, 2026
U.S. government agency securities	$291,085	$37	$(41,603)	$249,519	$—	$291,085
Obligations of states and political subdivisions:
Obligations of states and state agencies	58,929	346	(4,102)	55,173	1	58,928
Municipal bonds	298,063	24	(25,293)	272,794	172	297,891
Total obligations of states and political subdivisions	356,992	370	(29,395)	327,967	173	356,819
Residential mortgage-backed securities	2,862,831	6,313	(320,740)	2,548,404	—	2,862,831
Trust preferred securities	36,109	—	(5,156)	30,953	417	35,692
Corporate and other debt securities	73,537	1	(1,641)	71,897	156	73,381
Total	$3,620,554	$6,721	$(398,535)	$3,228,740	$746	$3,619,808
December 31, 2025
U.S. government agency securities	$292,269	$19	$(39,226)	$253,062	$—	$292,269
Obligations of states and political subdivisions:
Obligations of states and state agencies	60,801	504	(3,293)	58,012	2	60,799
Municipal bonds	293,074	43	(17,295)	275,822	134	292,940
Total obligations of states and political subdivisions	353,875	547	(20,588)	333,834	136	353,739
Residential mortgage-backed securities	2,732,752	11,050	(311,815)	2,431,987	—	2,732,752
Trust preferred securities	36,103	—	(5,414)	30,689	425	35,678
Corporate and other debt securities	81,572	—	(1,541)	80,031	173	81,399
Total	$3,496,571	$11,616	$(378,584)	$3,129,603	$734	$3,495,837
Accrued interest on investments, which is excluded from the amortized cost of HTM debt securities, totaled $12.0 million and $12.3 million at March 31, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. HTM debt securities are carried net of an allowance for credit losses (as shown in the table above).

The age of unrealized losses and fair value of related HTM debt securities at March 31, 2026 and December 31, 2025 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
March 31, 2026
U.S. government agency securities	$78	$—	$232,776	$(41,603)	$232,854	$(41,603)
Obligations of states and political subdivisions:
Obligations of states and state agencies	11,440	(234)	30,622	(3,868)	42,062	(4,102)
Municipal bonds	70,014	(7,199)	145,096	(18,094)	215,110	(25,293)
Total obligations of states and political subdivisions	81,454	(7,433)	175,718	(21,962)	257,172	(29,395)
Residential mortgage-backed securities	345,140	(4,530)	1,770,474	(316,210)	2,115,614	(320,740)
Trust preferred securities	—	—	30,953	(5,156)	30,953	(5,156)
Corporate and other debt securities	—	—	59,395	(1,641)	59,395	(1,641)
Total	$426,672	$(11,963)	$2,269,316	$(386,572)	$2,695,988	$(398,535)
December 31, 2025
U.S. government agency securities	$—	$—	$235,027	$(39,226)	$235,027	$(39,226)
Obligations of states and political subdivisions:
Obligations of states and state agencies	8,974	(161)	32,537	(3,132)	41,511	(3,293)
Municipal bonds	18,237	(1,777)	176,687	(15,518)	194,924	(17,295)
Total obligations of states and political subdivisions	27,211	(1,938)	209,224	(18,650)	236,435	(20,588)
Residential mortgage-backed securities	23,866	(152)	1,837,989	(311,663)	1,861,855	(311,815)
Trust preferred securities	—	—	30,689	(5,414)	30,689	(5,414)
Corporate and other debt securities	10,471	(29)	64,560	(1,512)	75,031	(1,541)
Total	$61,548	$(2,119)	$2,377,489	$(376,465)	$2,439,037	$(378,584)
Within the HTM securities portfolio, the total number of security positions in an unrealized loss position was 706 and 667 at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, the fair value of HTM debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $1.1 billion.
Contractual Maturities
The contractual maturities of investments in HTM debt securities at March 31, 2026 is set forth in the table below. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	March 31, 2026
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$47,797	$47,682
Due after one year through five years	50,493	49,767
Due after five years through ten years	177,188	167,436
Due after ten years	482,245	415,451
Residential mortgage-backed securities	2,862,831	2,548,404
Total	$3,620,554	$3,228,740
The weighted-average remaining expected life for HTM residential mortgage-backed securities was 9.34 years at March 31, 2026.
Credit Quality Indicators
Valley monitors the credit quality of the HTM debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of HTM debt securities by external credit rating at March 31, 2026 and December 31, 2025.

	AAA/AA/A Rated	BBB rated	Non-rated	Total
	(in thousands)
March 31, 2026
U.S. government agency securities	$291,085	$—	$—	$291,085
Obligations of states and political subdivisions:
Obligations of states and state agencies	45,807	—	13,122	58,929
Municipal bonds	237,021	—	61,042	298,063
Total obligations of states and political subdivisions	282,828	—	74,164	356,992
Residential mortgage-backed securities	2,862,831	—	—	2,862,831
Trust preferred securities	—	—	36,109	36,109
Corporate and other debt securities	—	—	73,537	73,537
Total	$3,436,744	$—	$183,810	$3,620,554
December 31, 2025
U.S. government agency securities	$292,269	$—	$—	$292,269
Obligations of states and political subdivisions:
Obligations of states and state agencies	47,458	—	13,343	60,801
Municipal bonds	239,905	—	53,169	293,074
Total obligations of states and political subdivisions	287,363	—	66,512	353,875
Residential mortgage-backed securities	2,732,752	—	—	2,732,752
Trust preferred securities	—	—	36,103	36,103
Corporate and other debt securities	—	3,000	78,572	81,572
Total	$3,312,384	$3,000	$181,187	$3,496,571
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At March 31, 2026, most of the obligations of states and political subdivisions were rated investment grade and a large portion of the “non-rated” category included municipal bonds secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

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
The following table details the activity in the allowance for credit losses for HTM securities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Beginning balance	$734	$647
Provision (credit) for credit losses	12	(14)
Ending balance	$746	$633
There were no net charge-offs of HTM debt securities in the respective periods presented in the table above.
Note 7. Loans and Allowance for Credit Losses for Loans
The details of the loan portfolio as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Loans:
Commercial and industrial	$11,104,079	$10,961,519
Commercial real estate:
Commercial real estate	27,224,590	26,772,749
Construction	2,485,387	2,471,233
Total commercial real estate loans	29,709,977	29,243,982
Residential mortgage	5,869,070	5,826,192
Consumer:
Home equity	701,136	687,680
Automobile	2,198,102	2,184,600
Other consumer	1,246,456	1,232,755
Total consumer loans	4,145,694	4,105,035
Total loans	$50,828,820	$50,136,728
Total loans include net unearned discounts and deferred loan fees of $15.9 million and $17.4 million at March 31, 2026 and December 31, 2025, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $208.6 million and $209.5 million at March 31, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

Loan Portfolio Sales and Transfers to Loans Held for Sale
There were no transfers of loans from the held for investment loan portfolio to loans held for sale during the three months ended March 31, 2026. During the first quarter of 2026, Valley sold a non-performing commercial real estate loan relationship totaling $9.1 million that was transferred from the held for investment loan portfolio to loans held for sale during the fourth quarter of 2025. The sale resulted in the recognition of a $767 thousand net gain during the three months ended March 31, 2026. See Valley’s Annual Report for details regarding transfers and sales of loans for the year ended December 31, 2025.
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
Credit Quality
The following table presents past due, current, and non-accrual loans without an allowance for loan losses by loan portfolio class at March 31, 2026 and December 31, 2025:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
March 31, 2026
Commercial and industrial	$5,285	$1,015	$3,499	$145,804	$155,603	$10,948,476	$11,104,079	$21,659
Commercial real estate:
Commercial real estate	69,494	—	—	225,417	294,911	26,929,679	27,224,590	188,456
Construction	—	—	—	9,148	9,148	2,476,239	2,485,387	—
Total commercial real estate loans	69,494	—	—	234,565	304,059	29,405,918	29,709,977	188,456
Residential mortgage	20,534	4,285	5,894	45,988	76,701	5,792,369	5,869,070	33,573
Consumer loans:
Home equity	1,409	303	—	6,032	7,744	693,392	701,136	2,293
Automobile	9,219	1,560	781	238	11,798	2,186,304	2,198,102	—
Other consumer	2,484	1,643	528	19	4,674	1,241,782	1,246,456	—
Total consumer loans	13,112	3,506	1,309	6,289	24,216	4,121,478	4,145,694	2,293
Total	$108,425	$8,806	$10,702	$432,646	$560,579	$50,268,241	$50,828,820	$245,981

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2025
Commercial and industrial	$11,177	$1,274	$—	$138,321	$150,772	$10,810,747	$10,961,519	$21,132
Commercial real estate:
Commercial real estate	72,810	—	212	236,221	309,243	26,463,506	26,772,749	177,372
Construction	—	—	—	9,140	9,140	2,462,093	2,471,233	—
Total commercial real estate loans	72,810	—	212	245,361	318,383	28,925,599	29,243,982	177,372
Residential mortgage	21,615	10,181	3,300	44,424	79,520	5,746,672	5,826,192	28,320
Consumer loans:
Home equity	1,813	620	—	5,530	7,963	679,717	687,680	2,008
Automobile	10,827	1,328	611	279	13,045	2,171,555	2,184,600	—
Other consumer	1,780	3,321	459	23	5,583	1,227,172	1,232,755	—
Total consumer loans	14,420	5,269	1,070	5,832	26,591	4,078,444	4,105,035	2,008
Total	$120,022	$16,724	$4,582	$433,938	$575,266	$49,561,462	$50,136,728	$228,832
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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at March 31, 2026 and December 31, 2025, as well as the gross loan charge- offs by year of origination for the three months ended March 31, 2026 and for the year ended December 31, 2025:

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$470,476	$1,372,709	$1,208,406	$646,328	$478,454	$849,008	$5,356,444	$9,284	$10,391,109
Special Mention	—	7,010	8,251	15,690	18,455	24,320	144,627	7,701	226,054
Substandard	—	3,346	23,829	28,587	58,309	80,969	212,989	27,436	435,465
Doubtful	—	—	—	4,105	—	46,092	1,232	22	51,451
Total commercial and industrial	$470,476	$1,383,065	$1,240,486	$694,710	$555,218	$1,000,389	$5,715,292	$44,443	$11,104,079
Commercial real estate
Risk Rating:
Pass	$1,276,774	$3,134,021	$1,620,741	$2,408,811	$4,832,794	$10,421,125	$464,896	$9,676	$24,168,838
Special Mention	1,918	35,509	128,801	199,859	198,013	432,307	189,534	30,776	1,216,717
Substandard	—	—	76,919	148,530	319,509	1,144,849	101,577	—	1,791,384
Doubtful	—	—	—	3,060	—	44,591	—	—	47,651
Total commercial real estate	$1,278,692	$3,169,530	$1,826,461	$2,760,260	$5,350,316	$12,042,872	$756,007	$40,452	$27,224,590
Construction
Risk Rating:
Pass	$212,442	$766,262	$422,279	$208,405	$169,950	$106,455	$343,295	$—	$2,229,088
Special Mention	—	4,403	15,704	5,961	1,171	22,380	65,041	6,934	121,594
Substandard	—	—	398	—	39,530	10,177	51,622	32,978	134,705
Total construction	$212,442	$770,665	$438,381	$214,366	$210,651	$139,012	$459,958	$39,912	$2,485,387
Gross loan charge-offs	$—	$144	$969	$395	$485	$13,763	$98	$684	$16,538

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,501,570	$1,333,581	$676,608	$511,649	$343,565	$500,972	$5,438,418	$8,600	$10,314,963
Special Mention	1,475	13,426	4,767	18,941	10,050	13,064	151,511	6,964	220,198
Substandard	3,071	4,735	26,196	60,885	3,327	78,607	172,627	23,988	373,436
Doubtful	—	—	4,717	—	—	46,631	1,574	—	52,922
Total commercial and industrial	$1,506,116	$1,351,742	$712,288	$591,475	$356,942	$639,274	$5,764,130	$39,552	$10,961,519
Commercial real estate
Risk Rating:
Pass	$3,179,469	$1,802,585	$2,501,008	$4,926,062	$3,406,631	$7,387,804	$576,394	$20,952	$23,800,905
Special Mention	4,617	90,876	218,532	154,578	112,038	305,609	116,595	30,943	1,033,788
Substandard	—	98,560	175,780	312,117	365,371	818,034	125,261	—	1,895,123
Doubtful	—	—	3,060	—	29,133	10,740	—	—	42,933
Total commercial real estate	$3,184,086	$1,992,021	$2,898,380	$5,392,757	$3,913,173	$8,522,187	$818,250	$51,895	$26,772,749
Construction
Risk Rating:
Pass	$712,797	$494,598	$215,960	$266,072	$50,397	$50,442	$368,005	$17,474	$2,175,745
Special Mention	4,261	31,142	9,329	2,859	28,205	—	78,494	6,973	161,263
Substandard	—	390	—	39,077	1,638	8,535	51,620	32,965	134,225
Total construction	$717,058	$526,130	$225,289	$308,008	$80,240	$58,977	$498,119	$57,412	$2,471,233
Gross loan charge-offs	$1,979	$7,048	$4,031	$21,122	$15,471	$29,715	$23,458	$15,921	$118,745

For residential mortgage, home equity, automobile and other consumer loan portfolio classes, Valley evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of March 31, 2026 and December 31, 2025, as well as the gross loan charge-offs by year of origination for the three months ended March 31, 2026 and for the year ended December 31, 2025:

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$152,353	$603,052	$359,245	$364,269	$1,205,951	$3,076,054	$86,394	$—	$5,847,318
90 days or more past due	—	—	3,677	1,447	1,619	14,328	—	681	21,752
Total residential mortgage	$152,353	$603,052	$362,922	$365,716	$1,207,570	$3,090,382	$86,394	$681	$5,869,070
Consumer loans
Home equity
Performing	$4,923	$23,607	$16,957	$22,151	$32,438	$59,578	$531,649	$7,008	$698,311
90 days or more past due	—	—	244	493	1,383	478	—	227	2,825
Total home equity	4,923	23,607	17,201	22,644	33,821	60,056	531,649	7,235	701,136
Automobile
Performing	$247,015	$952,845	$533,185	$193,850	$178,196	$92,270	$—	$—	$2,197,361
90 days or more past due	—	106	181	238	86	130	—	—	741
Total automobile	247,015	952,951	533,366	194,088	178,282	92,400	—	—	2,198,102
Other consumer
Performing	$1,371	$3,904	$9,530	$16,418	$11,765	$72,620	$1,110,261	$19,760	$1,245,629
90 days or more past due	—	32	47	44	1	84	336	283	827
Total other consumer	1,371	3,936	9,577	16,462	11,766	72,704	1,110,597	20,043	1,246,456
Total consumer	$253,309	$980,494	$560,144	$233,194	$223,869	$225,160	$1,642,246	$27,278	$4,145,694
Gross loan charge-offs	$—	$323	$334	$156	$222	$2,199	$—	$29	$3,263

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$604,433	$373,656	$384,909	$1,222,224	$1,339,378	$1,792,530	$83,562	$—	$5,800,692
90 days or more past due	—	3,829	1,053	1,956	4,435	13,546	—	681	25,500
Total residential mortgage	$604,433	$377,485	$385,962	$1,224,180	$1,343,813	$1,806,076	$83,562	$681	$5,826,192
Consumer loans
Home equity
Performing	$23,659	$18,041	$23,970	$33,368	$9,142	$51,005	$518,208	$7,566	$684,959
90 days or more past due	—	98	498	1,004	—	558	—	563	2,721
Total home equity	23,659	18,139	24,468	34,372	9,142	51,563	518,208	8,129	687,680
Automobile
Performing	$1,036,932	$594,866	$219,316	$209,781	$98,805	$24,078	$—	$—	$2,183,778
90 days or more past due	170	184	137	85	79	167	—	—	822
Total automobile	1,037,102	595,050	219,453	209,866	98,884	24,245	—	—	2,184,600
Other consumer
Performing	$5,327	$10,098	$17,242	$12,441	$4,563	$62,516	$1,100,473	$19,962	$1,232,622
90 days or more past due	—	—	5	2	—	17	—	109	133
Total other consumer	5,327	10,098	17,247	12,443	4,563	62,533	1,100,473	20,071	1,232,755
Total consumer	$1,066,088	$623,287	$261,168	$256,681	$112,589	$138,341	$1,618,681	$28,200	$4,105,035
Gross loan charge-offs	$760	$2,181	$1,163	$1,041	$466	$2,727	$—	$625	$8,963

Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties.
The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty at March 31, 2026 that were modified during the three months ended March 31, 2026 and 2025, disaggregated by class of financing receivable and type of modification.

	Term Extension	Term Extension and Principal Forgiveness	Other than Insignificant Payment Delay	Total	% of Total Loan Class
	($ in thousands)
Three Months Ended March 31, 2026
Commercial and industrial	$53,117	$—	$29,436	$82,553	0.74%
Commercial real estate	10,517	—	460	10,977	0.04
Residential mortgage	1,062	—	428	1,490	0.03
Home equity	—	—	27	27	—
Total	$64,696	$—	$30,351	$95,047	0.19%
Three Months Ended March 31, 2025
Commercial and industrial	$2,145	$—	$5,660	$7,805	0.08%
Commercial real estate	7,398	20,823	396	28,617	0.11
Total	$9,543	$20,823	$6,056	$36,422	0.07%
The following table describes the types of modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025:

	Weighted Average Term Extension (in months)	Principal Forgiveness (in thousands)		Weighted Average Payment Deferral (in months)
Three Months Ended March 31, 2026
Commercial and industrial	60	$—		26
Commercial real estate	3	—		6
Residential mortgage	61	—		8
Home equity	—	—		6
Three Months Ended March 31, 2025
Commercial and industrial	11	$—		6
Commercial real estate	31	17,500	*	6

*    Relates to one loan that was partially charged off during the fourth quarter 2024 with the subsequent execution of the corresponding principal forgiveness completed in the first quarter 2025.

Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the aging analysis of loans that have been modified within the previous 12 months at March 31, 2026 and 2025.

	Current		30-89 Days Past Due		90 Days or More Past Due	Total
March 31, 2026	(in thousands)
Commercial and industrial	$139,117	*	$—		$—	$139,117
Commercial real estate	137,687		5,454		—	143,141
Residential mortgage	2,201	*	1,121	*	—	3,322
Home equity	—		27		—	27
Total	$279,005		$6,602		$—	$285,607
March 31, 2025
Commercial and industrial	$113,632	*	$—		$—	$113,632
Commercial real estate	243,689		—		46	243,735
Residential mortgage	2,051		—		95	2,146
Home equity	41		—		—	41
Total	$359,413		$—		$141	$359,554

*    Includes non-accrual loans.
The following table provides the amortized cost basis of loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2025 and were modified in the 12 months before the default. There were no payment defaults of such loans during the three months ended March 31, 2026.

	Term Extension	Other than Insignificant Payment Delay
Three Months Ended March 31, 2025	(in thousands)
Commercial real estate	$46	$—
Residential mortgage	—	95
Total	$46	$95
Loans in process of foreclosure. OREO balance totaled $5.2 million and $4.5 million at March 31, 2026 and December 31, 2025, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.7 million and $3.4 million at March 31, 2026 and December 31, 2025, respectively.
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

The following table presents collateral dependent loans by class as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$168,934	$159,594
Commercial real estate	225,189	225,982
Residential mortgage	33,820	28,569
Home equity	2,293	2,008
Total	$430,236	$416,153

*    Includes non-accrual loans collateralized by taxi medallions totaling $46.6 million and $47.1 million at March 31, 2026 and December 31, 2025, respectively.
Allowance for Credit Losses for Loans
The allowance for credit losses for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments.
The following table summarizes the ACL for loans at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$584,500	$583,400
Allowance for unfunded credit commitments	15,300	12,700
Total allowance for credit losses for loans	$599,800	$596,100
The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$18,644	$61,299
Provision for unfunded credit commitments	2,600	1,376
Total provision for credit losses for loans	$21,244	$62,675

The following table details the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2026 and 2025:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended March 31, 2026
Allowance for loan losses:
Beginning balance	$180,865	$327,426	$53,529	$21,580	$583,400
Loans charged-off	(2,782)	(13,756)	—	(3,263)	(19,801)
Charged-off loans recovered	1,398	347	83	429	2,257
Net (charge-offs) recoveries	(1,384)	(13,409)	83	(2,834)	(17,544)
Provision (credit) for loan losses	6,662	10,776	(1,912)	3,118	18,644
Ending balance	$186,143	$324,793	$51,700	$21,864	$584,500
Three Months Ended March 31, 2025
Allowance for loan losses:
Beginning balance	$173,002	$304,148	$58,895	$22,805	$558,850
Loans charged-off	(28,456)	(13,423)	—	(2,140)	(44,019)
Charged-off loans recovered	810	249	168	843	2,070
Net (charge-offs) recoveries	(27,646)	(13,174)	168	(1,297)	(41,949)
Provision (credit) for loan losses	39,344	30,688	(10,157)	1,424	61,299
Ending balance	$184,700	$321,662	$48,906	$22,932	$578,200

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at March 31, 2026 and December 31, 2025.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
March 31, 2026
Allowance for loan losses:
Individually evaluated for credit losses	$70,388	$8,061	$21	$—	$78,470
Collectively evaluated for credit losses	115,755	316,732	51,679	21,864	506,030
Total	$186,143	$324,793	$51,700	$21,864	$584,500
Loans:
Individually evaluated for credit losses	$168,934	$225,189	$33,820	$2,293	$430,236
Collectively evaluated for credit losses	10,935,145	29,484,788	5,835,250	4,143,401	50,398,584
Total	$11,104,079	$29,709,977	$5,869,070	$4,145,694	$50,828,820
December 31, 2025
Allowance for loan losses:
Individually evaluated for credit losses	$71,188	$10,777	$22	$—	$81,987
Collectively evaluated for credit losses	109,677	316,649	53,507	21,580	501,413
Total	$180,865	$327,426	$53,529	$21,580	$583,400
Loans:
Individually evaluated for credit losses	$159,594	$225,982	$28,569	$2,008	$416,153
Collectively evaluated for credit losses	10,801,925	29,018,000	5,797,623	4,103,027	49,720,575
Total	$10,961,519	$29,243,982	$5,826,192	$4,105,035	$50,136,728

Note 8. Goodwill and Other Intangible Assets
The carrying amounts of goodwill allocated to Valley's reporting units at both March 31, 2026 and December 31, 2025, were as follows:

Reporting Unit *
Wealth Management	Consumer Banking	Commercial Banking	Total
(in thousands)
$78,142	$349,646	$1,441,148	$1,868,936

*    The Wealth Management and Consumer Banking reporting units are both components of the overall Consumer Banking operating segment, which is further described in Note 15.
During the three months ended March 31, 2026, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three months ended March 31, 2026 and 2025.
The following table summarizes other intangible assets as of March 31, 2026 and December 31, 2025:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
March 31, 2026
Loan servicing rights	$129,417	$(109,744)	$19,673
Core deposits	205,870	(154,102)	51,768
Other	50,393	(27,064)	23,329
Total other intangible assets	$385,680	$(290,910)	$94,770
December 31, 2025
Loan servicing rights	$128,603	$(108,833)	$19,770
Core deposits	215,620	(159,128)	56,492
Other	50,393	(25,780)	24,613
Total other intangible assets	$394,616	$(293,741)	$100,875
Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing assets into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no impairment of loan servicing rights recognized during the three months ended March 31, 2026 and 2025.
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
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. There was no impairment of core deposits and other intangibles recognized during the three months ended March 31, 2026 and 2025.

The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2026 through 2030:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2026	$1,938	$12,499	$3,521
2027	2,329	13,544	4,205
2028	2,055	10,117	3,633
2029	1,810	7,500	3,081
2030	1,594	4,914	2,584
Valley recognized amortization expense on other intangible assets totaling approximately $6.9 million and $8.0 million for the three months ended March 31, 2026 and 2025.
Note 9. Deposits
The scheduled maturities of time deposits as of March 31, 2026 were as follows:

Year	Amount
(in thousands)
2026	$7,301,188
2027	3,236,725
2028	796,609
2029	70,645
2030	12,154
Thereafter	18,827
Total time deposits	$11,436,148
Note 10. Borrowed Funds
Short-Term Borrowings
Short-term borrowings at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Securities sold under agreements to repurchase	$63,877	$91,475
Long-Term Borrowings
Long-term borrowings at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
FHLB advances	$2,113,603	$2,463,604
Subordinated debt, net *	447,284	444,975
Total long-term borrowings	$2,560,887	$2,908,579

*	Subordinated debt is reported net of debt issuance costs and fair value hedging adjustments at both March 31, 2026 and December 31, 2025.

FHLB advances. Long-term FHLB advances had a weighted average interest rate of 4.38 percent and 4.42 percent at March 31, 2026 and December 31, 2025, respectively. FHLB advances are secured by pledges of certain eligible collateral, including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at March 31, 2026 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2026	$251,803
2027	1,066,800
2028	545,000
2029	250,000
Total long-term FHLB advances	$2,113,603
The FHLB advances reported in the table above are not callable for early redemption.
There were no new issuances or maturities, calls or principal repayments of subordinated debt during the three months ended March 31, 2026. See Note 9 in Valley’s Annual Report for additional information on the outstanding subordinated debt at March 31, 2026.
Note 11. Stock–Based Compensation
Valley maintains an incentive compensation plan to provide long-term incentives to officers, employees and non-employee directors whose contributions are essential to the continued growth and success of Valley. Under the plan, Valley may issue awards in amounts up to 14.5 million shares, subject to certain adjustments. As of March 31, 2026, 4.8 million shares of common stock were available for issuance under the plan.
RSUs are awarded as performance-based RSUs and time-based RSUs. Performance-based RSUs vest based on (i) growth in tangible book value per share plus dividends and (ii) total shareholder return as compared to our peer group. The performance-based RSUs “cliff” vest after three years based on the cumulative performance of Valley during that time period. Generally, time-based RSUs vest ratably in one-third increments each year over a three-year vesting period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common shares) over the applicable performance or service period. Dividend equivalents, per the terms of the agreements, are accumulated and paid to the grantee at the vesting date or forfeited if the applicable performance or service conditions are not met.
The table below summarizes RSU awards granted and average grant date fair values for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Award shares granted:
Performance-based RSUs	649,187	648,608
Time-based RSUs	2,540,549	2,505,937
Average grant date fair value per share:
Performance-based RSUs	$14.46	$11.06
Time-based RSUs	$13.33	$9.96
Stock award fair values are expensed over the shorter of the vesting or required service period. Valley recorded total stock-based compensation expense of approximately $7.7 million and $6.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the unrecognized amortization expense for all stock-

based employee compensation totaled approximately $69.5 million. This expense will be recognized over an average remaining vesting period of approximately 2.2 years. See Note 11 in Valley’s Annual Report for additional information on the stock-based compensation awards.
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
Fair Value Hedges of Fixed Rate Assets and Liabilities. Valley is exposed to changes in the fair value of certain fixed-rate assets and liabilities due to changes in interest rates and uses interest rate swaps to manage the exposure to changes in fair value. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. See Note 14 to Valley's Annual Report for additional information regarding Valley's fair value hedges.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks are sharing their risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the type of participation. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value of credit derivatives are recognized directly in earnings. At March 31, 2026, Valley had 61 credit swaps with an aggregate notional amount of $928.3 million related to risk participation agreements.
At March 31, 2026, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the Constant Maturity Swap rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand-alone swap tends to move in opposite directions with changes in the three-month Term SOFR rate and, therefore, provide an effective economic hedge.
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
During 2024, Valley entered into a credit default swap related to approximately $1.5 billion in automobile loans primarily to enhance the risk profile of these assets for regulatory capital purposes. The covered loans have a total remaining balance of $558.4 million within Valley's $2.2 billion automobile loan portfolio at March 31, 2026. The credit default swap is a free-standing contract measured at fair value with resulting gains or losses recognized in non-interest expense. The premium amortization expense associated with the credit protection totaling $703 thousand and $2.0 million for the three months ended March 31, 2026 and 2025, respectively, and was recorded within other expense reported in non-interest expense.
Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	March 31, 2026			December 31, 2025
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedge interest rate swaps	$391	$4,245	$780,322	$1,319	$4,088	$780,322
Total derivatives designated as hedging instruments	$391	$4,245	$780,322	$1,319	$4,088	$780,322
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$186,374	$186,151	$18,673,709	$162,191	$161,911	$18,685,777
Foreign currency derivatives	23,866	21,077	2,622,876	19,140	18,031	2,343,733
Mortgage banking derivatives	143	221	39,859	23	78	25,718
Credit default swap	—	54	558,448	—	54	653,459
Total derivatives not designated as hedging instruments	$210,383	$207,503	$21,894,892	$181,354	$180,074	$21,708,687
Total derivative financial instruments	$210,774	$211,748	$22,675,214	$182,673	$184,162	$22,489,009

* Other derivative contracts include risk participation agreements.
Gains included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, related to previously terminated interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Amount of gain reclassified from accumulated other comprehensive loss to interest income	$171	$301
The accumulated after-tax gains related to the previously terminated cash flow hedges included in accumulated other comprehensive loss were $297 thousand and $420 thousand at March 31, 2026 and December 31, 2025, respectively. The entire after-tax gain of $297 thousand will be reclassified from accumulated other comprehensive loss to interest income during the remainder of 2026.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Derivative - interest rate swaps:
Interest expense	$223	$4,569
Hedged items - loans, time deposits and subordinated debt:
Interest income	$—	$(161)
Interest expense	(188)	(4,532)
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at March 31, 2026 and December 31, 2025.

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Asset/ Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/Liability
	(in thousands)
March 31, 2026
Time deposits	$481,553	$1,249
Long-term borrowings *	298,026	(1,808)
December 31, 2025
Time deposits	$483,348	$3,044
Long-term borrowings *	295,842	(3,790)

*    Net carrying amount includes unamortized debt issuance costs of $166 thousand and $368 thousand at March 31, 2026 and December 31, 2025, respectively.
The net gains (losses) included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$897	$(3,059)
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $9.6 million and $5.8 million for the three months ended March 31, 2026 and 2025, respectively.
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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of March 31, 2026, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The total combined fair value of all derivative financial instruments with credit risk-related contingent features was in a net asset position at March 31, 2026. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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
The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of March 31, 2026 and December 31, 2025.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
March 31, 2026
Assets
Interest rate swaps and other contracts	$186,765	$—	$186,765	$—	$(171,420)	$15,345
Liabilities
Interest rate swaps and other contracts	$190,396	$—	$190,396	$—	$(25,104)	$165,292
December 31, 2025
Assets
Interest rate swaps and other contracts	$163,510	$—	$163,510	$—	$(152,030)	$11,480
Liabilities
Interest rate swaps and other contracts	$165,999	$—	$165,999	$—	$(44,844)	$121,155

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

The following table presents the balances of Valley’s affordable housing tax credit investments and other tax credit investments at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Other assets:
Affordable housing tax credit investments, net	$27,695	$28,665
Other tax credit investments, net	486,690	471,961
Total tax credit investments, net	$514,385	$500,626
The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Components of income tax expense:
Affordable housing tax credits and other tax benefits	$1,716	$1,225
Other tax credit investment credits and tax benefits	17,584	10,889
Total reduction in income tax expense	$19,300	$12,114
Amortization of tax credit investments:
Affordable housing tax credit investment losses	$1,259	$700
Affordable housing tax credit investment impairment losses	168	365
Other tax credit investment losses	2,214	772
Other tax credit investment impairment losses	12,373	7,483
Total amortization of tax credit investments recorded in non-interest expense	$16,014	$9,320
Note 15. Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other.
The CEO of Valley is the Chief Operating Decision Maker who assesses performance of each operating segment to better understand their cost, opportunity value and impact to Valley's consolidated earnings. Each operating segment is reviewed routinely for its asset growth, contribution to our income before income taxes, return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments. No changes to the operating segments were determined necessary during the three months ended March 31, 2026.
The Consumer Banking segment is mainly comprised of residential mortgages and automobile loans, and to a lesser extent, business purpose loans to wealth management clients, secured personal lines of credit, home equity loans and other consumer loans. The duration of the residential mortgage loan portfolio is subject to movements in the market level of interest rates and forecasted prepayment speeds. The average weighted life of the automobile loans within the portfolio is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of asset management advisory, brokerage, trust, personal and title insurance, tax credit advisory services, and international and domestic private banking businesses.
The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as adjustable and fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates.
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to operating segments. Other non-interest income items and general expenses are allocated from Treasury and Corporate Other to each operating segment utilizing a methodology that involves an allocation of operating and funding costs based on each segment's respective mix of average interest earning assets outstanding for the period, number of deposits, or direct allocation to the segments based on the nature of income and expense. Unallocated items included in Treasury and Corporate Other consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as other non-core items, such as corporate restructuring charges.
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

The following tables represent the financial data for Valley’s operating segments and Treasury and Corporate Other for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$11,266,938	$38,998,445	$9,453,504	$59,718,887

Interest income	$135,563	$571,823	$95,338	$802,724
Interest expense	62,486	216,285	52,428	331,199
Net interest income	73,077	355,538	42,910	471,525
Provision for credit losses	1,206	20,039	11	21,256
Net interest income after provision for credit losses	71,871	335,499	42,899	450,269
Non-interest income	31,193	31,223	6,420	68,836
Non-interest expense
Salary and employee benefits expense	32,708	102,830	20,177	155,715
Net occupancy expense	5,194	17,709	4,279	27,182
Technology, furniture, and equipment expense	6,793	20,736	4,349	31,878
FDIC insurance assessment	2,348	8,128	—	10,476
Professional and legal fees	4,582	16,097	4,463	25,142
Other segment items *	13,987	22,294	23,252	59,533
Total non-interest expense	$65,612	$187,794	$56,520	$309,926
Income (loss) before income taxes	$37,452	$178,928	$(7,201)	$209,179
Return on average interest earning assets (pre-tax)	1.33%	1.84%	(0.30)%	1.40%
Net interest margin	2.59%	3.65%	1.81%	3.16%

	Three Months Ended March 31, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,210,226	$38,444,695	$8,236,770	$56,891,691

Interest income	$122,463	$579,896	$82,393	$784,752
Interest expense	65,442	246,411	52,794	364,647
Net interest income	57,021	333,485	29,599	420,105
Provision (credit) for credit losses	(8,733)	71,408	(14)	62,661
Net interest income after provision for credit losses	65,754	262,077	29,613	357,444
Non-interest income	34,354	19,002	4,938	58,294
Non-interest expense
Salary and employee benefits expense	31,974	102,990	7,654	142,618
Net occupancy expense	4,705	17,457	3,726	25,888
Technology, furniture, and equipment expense	6,237	19,853	3,806	29,896
FDIC insurance assessment	2,700	10,167	—	12,867
Professional and legal fees	2,899	10,943	1,828	15,670
Other segment items *	14,286	15,443	19,950	49,679
Total non-interest expense	$62,801	$176,853	$36,964	$276,618
Income (loss) before income taxes	$37,307	$104,226	$(2,413)	$139,120
Return on average interest earning assets (pre-tax)	1.46%	1.08%	(0.12)%	0.98%
Net interest margin	2.24%	3.47%	1.44%	2.95%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.

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
Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “intend,” “should,” “expect,” “believe,” "position", “view,” “opportunity,” “allow,” “continues,” “reflects,” “would,” “could,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated in these forward-looking statements include, but are not limited to:
•the impact of market interest rates and monetary and fiscal policies of the U.S. federal government and its agencies in connection with prolonged inflationary pressures, which could have a material adverse effect on our clients, our business, our employees, and our ability to provide services to our customers;
•the impact of unfavorable macroeconomic conditions or downturns, including instability or volatility in financial markets resulting from the impact of tariffs/import fees and other trade policies and practices, any retaliatory actions, related market uncertainty, or other factors; U.S. government debt default or rating downgrade; unanticipated loan delinquencies; loss of collateral; decreased service revenues; increased business disruptions or failures; reductions in employment; and other potential negative effects on our business, employees or clients caused by factors outside of our control, such as new legislation and policy changes under the current U.S. presidential administration, any shutdown of the U.S federal government, geopolitical instabilities or events, including ongoing conflicts in the Middle East, natural and other disasters, including severe weather events and other climate-related risks, health emergencies, acts of terrorism, or other external events;
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
•our ability to stay current with rapid technological changes and evolving legal and regulatory requirements in the financial services industry, including developments relating to the use of artificial intelligence, blockchain, and related regulatory developments, as well as our ability to effectively assess and monitor the effects of, and risks associated with, the implementation and use of such technology;
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
A detailed discussion of factors that could affect our results is included in our SEC filings, including Item 1A. "Risk Factors" of Valley's Annual Report.
We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations, except as required by law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Critical Accounting Estimates
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At March 31, 2026, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report, and there have been no material changes in such policies and estimates since the date of Valley’s Annual Report.
New Authoritative Accounting Guidance
See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At March 31, 2026, Valley had consolidated total assets of approximately $64.5 billion, total net loans of $50.2 billion, total deposits of $52.9 billion and total shareholders’ equity of $7.8 billion. Valley operates many convenient branch office locations and commercial banking offices in northern and central New Jersey, the New York City boroughs of Manhattan, Brooklyn and Queens, Long Island, Westchester County, New York, Florida, California, Alabama, and Illinois. Of our current 230 branch network, 55 percent, 18 percent, and 18 percent of the branches are located in New Jersey, New York, and Florida, respectively, with the remaining 9 percent of the branches in Alabama, California, and Illinois combined.
Financial Condition. During the first quarter 2026, we continued to expand our business and grow the balance sheet in a responsible manner to best perform in the current uncertain economic environment, while also prudently managing the overall risk of our loan portfolio. The following items are highlights at March 31, 2026.
•Deposits: Total deposit balances increased $676.5 million to $52.9 billion at March 31, 2026 as compared to $52.2 billion at December 31, 2025. During the quarter, our direct customer deposits increased $955.0 million, which enabled the net reduction of $278.5 million of indirect (brokered) customer deposits. Direct customer deposit growth was driven by strength in the savings, NOW and money market deposit category primarily as a result of new commercial and online customer deposits. Non-Interest bearing deposits also increased $95.5 million reflecting inflows from both commercial and retail customers during the first quarter 2026. See the "Deposits and Other Borrowings" section for more details.
•Loans: Total loans increased $692.1 million, or 5.5 percent on an annualized basis, to $50.8 billion at March 31, 2026 from December 31, 2025 mostly due to increases of $466.0 million and $142.6 million in total commercial real estate loans and commercial and industrial loans, respectively. New owner occupied loans continued to drive a disproportionate amount of growth within the commercial real estate loan portfolio during the first quarter 2026 while loan originations from a range of relationship-driven small to midsize clients contributed to the increase in commercial and industrial loans at March 31, 2026. Our CRE loan concentration ratio (defined as total commercial real estate loans held for investment and held for sale, excluding owner occupied loans, as a percentage of total risk-based capital) modestly declined to 329 percent at March 31, 2026 from 333 percent at December 31, 2025. Based on our current loan growth targets, we expect a continued gradual reduction of the CRE loan concentration ratio over the remainder of 2026. See further details of our loan activities under the “Loan Portfolio” section below.
•Allowance for Credit Losses for Loans: The ACL for loans totaled $599.8 million and $596.1 million at March 31, 2026 and December 31, 2025, respectively, representing 1.18 percent and 1.19 percent of total loans at each respective date. Given our current projections for loan growth and credit trends within our loan portfolio, we do not anticipate a material change in the ACL for loans as a percentage of total loans during the remainder of 2026. However, we can provide no assurance that our actual future ACL for loans required under our CECL methodology will not increase as a percent of total loans due to the uncertain nature of our assumptions or other factors. See the “Allowance for Credit Losses for Loans" section for additional information.
•Credit Quality: Net loan charge-offs totaled $17.5 million for the first quarter 2026 as compared to $22.6 million and $41.9 million for the fourth quarter 2025 and first quarter 2025, respectively. Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) decreased $13.4 million to $127.9 million, or 0.25 percent of total loans, at March 31, 2026 as compared to $141.3 million, or 0.28 percent of total loans, at December 31, 2025. Non-accrual loans totaled $432.6 million, or 0.85 percent of total loans, at March 31, 2026 as compared to $433.9 million, or 0.87 percent of total loans, at December 31, 2025. See the “Non-Performing Assets” section for additional information.
•Liquid Assets: Our liquid assets totaled $5.6 billion at March 31, 2026, representing 9.4 percent of interest earning assets, as compared with $6.1 billion, or 10.3 percent of interest earning assets at December 31, 2025. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. See the “Bank Liquidity” section for additional information.
•Regulatory Capital and Shareholders' Equity: Total shareholders' equity increased $20.7 million to $7.8 billion at March 31, 2026 as compared to December 31, 2025. Valley's total risk-based capital, CET1 (common equity Tier 1) capital, Tier 1 capital and Tier 1 leverage capital ratios were 13.66 percent, 10.91 percent, 11.60 percent, and 9.56 percent, respectively, at March 31, 2026 as compared to 13.77 percent, 10.99 percent, 11.69 percent and 9.63 percent, respectively, at December 31, 2025. During the first quarter 2026, we repurchased a total of 4.0 million shares of our common stock at an average price of $12.95 under our current stock repurchase plan. Currently, we expect that Valley's CET1 capital ratio will remain at the mid to high end of the 10.50 to 11.00 percent range previously disclosed in Valley's Annual Report through December 31, 2026. See the "Capital Adequacy" section below for more information.
Quarterly Results. Net income for the first quarter 2026 was $163.9 million, or $0.28 per diluted common share, as compared to $106.1 million, or $0.18 per diluted common share, for the first quarter 2025. The $57.8 million increase in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:
•a $51.4 million increase in net interest income mainly driven by lower interest rates on most interest bearing deposit products and higher average loan and investment securities balances for the first quarter 2026, partially offset by lower yields largely on adjustable-rate loans;
•a $41.4 million decrease in our provision for credit losses mostly due to improved actual and expected performance within the loan portfolio as compared to one year ago; and
•a $10.5 million increase in non-interest income that was mainly driven by increases in capital markets income and service charges on deposit accounts.
Which were partially offset by:
•a $33.3 million increase in non-interest expense primarily due to increased investments in talent (largely focused in the commercial and consumer banking and technology areas) and transformation of our business operations and technology, as well as higher tax credit amortization; and

•a $12.2 million increase in income taxes mainly due to higher pre-tax income, partially offset by increased investments in tax credits.
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense” and “Income Taxes” sections below for more details on the impact of the items above and other infrequent non-core items impacting our first quarter 2026 results.
U.S. Economic Conditions. During the first quarter 2026, real GDP increased at an estimated annual rate of 1.2 percent as compared to an increase of 0.5 percent during the fourth quarter 2025. The first quarter 2026 increase from the fourth quarter 2025 was driven by several factors, including but not limited to consumer spending, decreased imports, and technology related business investment. Overall, the rate of inflation has decreased to 2.7 percent in the first quarter 2026 as compared to 2.8 percent for the fourth quarter 2025. While core inflation moderately increased during the first quarter 2026, it still came in slightly below most forecasts.
In March 2026, the FOMC maintained the target range for the federal funds rate at 3.50 - 3.75 percent, unchanged from December 2025, citing elevated inflation and an uncertain economic outlook related to the conflict in the Middle East. The Committee did not indicate that additional rate cuts are expected in 2026.
The 10-year U.S. Treasury note yield ended the first quarter 2026 at 4.30 percent, or 12 basis points higher as compared to the fourth quarter 2025, and the 2-year U.S. Treasury note yield ended the first quarter 2026 at 3.79 percent, or 32 basis points higher as compared to the fourth quarter 2025.
Total loans and leases for U.S. commercial banks increased 2.2 percent in the first quarter 2026 compared to 1.6 percent in the fourth quarter 2025. Commercial and industrial loans increased by 3.0 percent, while commercial real estate loans increased 0.7 percent from the fourth quarter 2025 to first quarter 2026. Overall, most banks reported easing of underwriting standards on commercial real estate loans and a tightening of standards on commercial and industrial loans.
The economic outlook during the first quarter of 2026 continued to be affected by uncertainty related to U.S. trade and tariff policies, ongoing geopolitical developments, elevated federal deficits, and a moderating labor market. Although certain measures of inflation showed signs of easing, volatility in energy prices and policy‑driven cost pressures contributed to continued uncertainty regarding the economic and interest rate environment. These conditions have contributed to a cautious outlook among market participants and analysts and remain a source of pressure on the operating environment for banking institutions. Should these conditions persist or deteriorate, they could adversely affect our customers, market conditions, and financial results, as discussed elsewhere in this MD&A.
Deposits and Other Borrowings
We define cumulative deposit beta as the change in our cost of total deposits relative to the change in the average Fed Funds (upper bound) rate. We differentiate between the cumulative deposit beta during the "rate increase cycle," which began in the first quarter of 2022 and ended in the second quarter of 2024, and the cumulative deposit beta during the "rate decrease cycle," which started in the third quarter of 2024. Our cumulative deposit beta in the interest rate increase cycle (between December 31, 2021 and June 30, 2024) was approximately 58 percent. The Federal Reserve started an interest rate decrease cycle during the third quarter 2024. Our cumulative deposit beta in this current interest rate decrease cycle (between June 30, 2024 and March 31, 2026) was 52 percent. Our cumulative deposit beta for the first quarter 2026 was 67 percent. The beta in the first quarter 2026 was mainly driven by a full quarter’s impact of the Federal Reserve's rate cuts in October and November 2025 and our ability to broadly reduce costs of interest bearing deposit products coupled with the changes in the mix of deposit balances discussed further below. See the "Net Interest Income" section for additional details on the changes in our cost of deposits during the first quarter 2026.
Total average deposits increased by $1.0 billion to $52.4 billion for the first quarter 2026 as compared to the fourth quarter 2025. Average savings, NOW and money market deposits increased $1.3 billion to $29.2 billion for the first quarter 2026 as compared to the fourth quarter 2025 largely due to additional deposits generated from commercial, online and governmental deposit accounts. Average non-interest bearing deposits also modestly increased $25.2 million to $11.9 billion for the first quarter 2026 as compared to the fourth quarter 2025. Average time deposit balances decreased $326.5 million from the fourth quarter 2025 mainly due to repayment of higher cost maturing brokered CDs mainly throughout the fourth quarter 2025 and increased funding produced by the other core deposit categories over the last six month period. Average non-interest-bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 56 percent, and 21 percent of total deposits for the first quarter 2026, respectively, as compared to 23 percent, 54 percent, and 23 percent of total deposits for the fourth quarter 2025, respectively.
Actual ending balances for deposits increased $676.5 million to $52.9 billion at March 31, 2026 from December 31, 2025 mainly due to additional commercial and online customer deposit balances within the savings, NOW and money market deposit category. Non-interest bearing deposits increased $95.5 million to $12.3 billion at March 31, 2026 as compared to December 31, 2025 largely driven by deposit inflows from a blend of commercial and retail customers during the first quarter 2026. Total indirect customer deposits (consisting of brokered time and money market deposits) totaled $5.1 billion and $5.4 billion at March 31, 2026 and December 31, 2025, respectively. The decrease in indirect customer deposits from December 31, 2025 was mainly related to lower brokered money market deposit balances at March 31, 2026 and increased inflows from direct customer deposits. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 55 percent and 22 percent of total deposits at both March 31, 2026 and December 31, 2025.
The following table summarizes CDs included in time deposits in excess of the FDIC insurance limit by maturity at March 31, 2026:

March 31, 2026
(in thousands)
Less than three months	$1,082,860
Three to six months	633,827
Six to twelve months	830,929
More than twelve months	167,114
Total	$2,714,730
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $15.0 billion, or 28 percent of total deposits, at March 31, 2026 as compared to $14.6 billion, or 28 percent of total deposits, at December 31, 2025.
We currently expect our total deposits to grow for the full year of 2026 to be near the high end of the 5 to 7 percent range previously disclosed in Valley's Annual Report. While we maintained a diversified commercial and consumer deposit base at March 31, 2026, deposit gathering initiatives and our current deposit base could be unexpectedly challenged due to increased market competition, changes in customer behavior, including attractive non-deposit investment alternatives, and other factors. As a result, we cannot guarantee that we will be able to increase or maintain deposit levels at or near those reported at March 31, 2026. Management continuously monitors liquidity and all available funding sources, including non-deposit borrowings discussed below. See the “Liquidity and Cash Requirements” section of this MD&A for additional information.

The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
	(in thousands)
Average short-term borrowings:
FHLB advances	$—	$12,173	$241,944
Securities sold under repurchase agreements	70,698	70,495	60,693
Federal funds purchased	1,111	11,685	5,000
Total	$71,809	$94,353	$307,637

Average long-term borrowings:
FHLB advances	$2,345,826	$2,463,604	$2,300,093
Subordinated debt	445,806	443,222	648,738
Junior subordinated debentures issued to capital trusts	57,847	57,761	57,500
Total	$2,849,479	$2,964,587	$3,006,331
Average short-term borrowings for the first quarter 2026 decreased $22.5 million from the fourth quarter 2025 and decreased $235.8 million from the first quarter 2025. The decreases from the fourth quarter 2025 and first quarter 2025 were mainly driven by the maturity and repayment of FHLB advances and a decline in average federal funds purchased balances during the first quarter 2026.
Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) decreased $115.1 million and $156.9 million as compared to the fourth quarter 2025 and first quarter 2025, respectively. The decrease from the fourth quarter 2025 was mainly due to the maturity and repayment of FHLB advances. The decrease as compared to the first quarter 2025 was primarily driven by a full redemption of $215.0 million of our subordinated notes in June 2025.
Actual ending balances of short-term borrowings decreased $27.6 million to $63.9 million at March 31, 2026 from December 31, 2025 mainly due to a moderate decrease in securities sold under repurchase agreements. Long-term borrowings decreased $347.7 million to $2.6 billion at March 31, 2026 as compared to $2.9 billion at December 31, 2025 due to the maturity and repayment of FHLB advances.
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

The following table presents our annualized performance ratios:

	Three Months Ended March 31,
	2026	2025
Selected Performance Indicators	($ in thousands)
GAAP measures:
Net income, as reported	$163,913	$106,058
Return on average assets	1.02%	0.69%
Return on average shareholders’ equity	8.35	5.69
Non-GAAP measures:
Net income, as adjusted	$168,890	$106,066
Return on average assets, as adjusted	1.05%	0.69%
Return on average shareholders' equity, as adjusted	8.60	5.69
Return on average tangible common shareholders’ equity (ROATCE)	11.56	8.11
ROATCE, as adjusted	11.92	8.11
Efficiency ratio, as adjusted	53.10	55.87

	March 31, 2026	December 31, 2025
Common Equity Per Share Data:
Book value per common share (GAAP)	$13.48	$13.39
Tangible book value per common share (non-GAAP)	9.94	9.85
Non-GAAP Reconciliations to GAAP Financial Measures
Adjusted net income is computed as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income, as reported (GAAP)	$163,913	$106,058
Non-GAAP adjustments:
Add: Restructuring charge (1)	5,689	—
Add: Litigation reserve (2)	1,262	—
Add: Losses on available for sale and held to maturity debt securities, net (3)	10	11
Total non-GAAP adjustments to net income	$6,961	$11
Income tax adjustments related to non-GAAP adjustments (4)	(1,984)	(3)
Net income, as adjusted (non-GAAP)	$168,890	$106,066

(1)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(2)	Represents the change in legal reserves and settlement charges included in professional and legal fees.
(3)	Included in gains on securities transactions, net.
(4)	Calculated using the appropriate blended statutory tax rate for the applicable period.
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

Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net income, as adjusted (non-GAAP)	$168,890	$106,066
Average assets (GAAP)	$64,190,084	$61,502,768
Annualized return on average assets, as adjusted (non-GAAP)	1.05%	0.69%
Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity, as follows:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net income, as adjusted (non-GAAP)	$168,890	$106,066
Average shareholders' equity (GAAP)	$7,855,550	$7,458,177
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	8.60%	5.69%
ROATCE and adjusted ROATCE are computed by dividing net income and adjusted net income (excluding intangible amortization, net of tax), respectively, by average tangible common shareholders’ equity calculated, as follows:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net income available to common shareholders, as reported (GAAP)	$156,696	$99,103
Add: Amortization of other intangible assets (net of tax), other than loan servicing rights	4,746	5,619
Net income available to common shareholders excluding intangible amortization (GAAP)	161,442	104,722
Average shareholders’ equity (GAAP)	$7,855,550	$7,458,177
Less: Average preferred shareholders equity	354,345	354,345
Less: Average goodwill and other intangible assets	1,858,851	1,859,614
Less: Average intangible assets (net of deferred tax liability), other than loan servicing rights	57,080	76,167
Average tangible common shareholders' equity (non-GAAP)	$5,585,274	$5,168,051
ROATCE (non-GAAP)	11.56%	8.11%
Net income available to common shareholders, as adjusted (non-GAAP)	$161,673	$99,111
Add: Amortization of other intangible assets (net of tax), other than loan servicing rights	4,746	5,619
Net income available to common shareholders excluding intangible amortization (non-GAAP)	166,419	104,730
Average tangible common shareholders' equity (non-GAAP)	$5,585,274	$5,168,051
ROATCE, as adjusted (non-GAAP)	11.92%	8.11%

The efficiency ratio is computed as follows:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$309,926	$276,618
Less: Restructuring charge (pre-tax)(1)	5,689	—
Less: Amortization of tax credit investments (pre-tax)	16,014	9,320
Less: Litigation reserve (pre-tax) (2)	1,262	—
Total non-interest expense, as adjusted (non-GAAP)	$286,961	$267,298
Net interest income, as reported (GAAP)	471,525	420,105
Total non-interest income, as reported (GAAP)	68,836	58,294
Add: Losses on available for sale and held to maturity debt securities, net (pre-tax) (3)	10	11
Gross operating income, as adjusted (non-GAAP)	$540,371	$478,410
Efficiency ratio (non-GAAP)	53.10%	55.87%

(1)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(2)	Represents the change in legal reserves and settlement charges included in professional and legal fees.
(3)	Included in gains on securities transactions, net.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	March 31, 2026	December 31, 2025
	($ in thousands, except for share data)
Common shares outstanding	554,316,876	556,618,021
Shareholders’ equity (GAAP)	$7,828,443	$7,807,698
Less: Preferred stock	354,345	354,345
Less: Goodwill and other intangible assets	1,963,706	1,969,811
Tangible common shareholders’ equity (non-GAAP)	$5,510,392	$5,483,542
Book value per common share (GAAP)	$13.48	$13.39
Tangible book value per common share (non-GAAP)	$9.94	$9.85
Net Interest Income
Net interest income on a tax equivalent basis of $472.8 million for the first quarter 2026 increased $6.7 million and $51.4 million compared to the fourth quarter 2025 and the first quarter 2025, respectively, largely resulting from a decline in the cost of average deposits and, to a lesser extent, lower average long-term borrowings and additional interest income from higher average overnight interest bearing cash balances. Interest income on a tax equivalent basis decreased $13.0 million to $804.0 million for the first quarter 2026 as compared to the fourth quarter 2025. The decrease was mostly the result of two fewer days in the first quarter 2026 and downward repricing of adjustable rate loans, partially offset by the additional interest income from interest bearing cash balances in the first quarter 2026. Total interest expense decreased $19.7 million to $331.2 million for the first quarter 2026 as compared to the fourth quarter 2025. The decrease was mainly the result of lower costs on most interest bearing deposit products and the maturity and repayment of higher-cost time deposits as well as certain long-term borrowings during the first quarter 2026.
Average interest earning assets increased $2.8 billion to $59.7 billion for the first quarter 2026 as compared to the first quarter 2025 largely due to growth in our loan and investment securities portfolios over the last 12 month period. Compared to the fourth quarter 2025, average interest earning assets increased by $1.0 billion during the first quarter 2026. The increase was primarily driven by the commercial loan growth and higher levels of excess overnight interest bearing cash balances during the first quarter 2026 supported by funding from solid growth in direct customer deposits.
Average interest bearing liabilities increased $2.1 billion and $848.6 million to $43.4 billion for the first quarter 2026 as compared to the first and fourth quarters 2025, respectively. These increases were primarily due to higher average savings, NOW and money market deposits driven by strong deposit inflows from commercial customers, partially offset lower time deposit balances and average FHLB advances within both long- and short-term borrowings. See additional information under “Deposits and Other Borrowings” in the Executive Summary section above.
Net interest margin on a tax equivalent basis of 3.17 percent for the first quarter 2026 remained unchanged as compared to the fourth quarter 2025 and increased 21 basis points from 2.96 percent for the first quarter 2025. The yield on average interest earning assets decreased by 17 basis points to 5.39 percent on a linked quarter basis largely due to downward repricing of our adjustable rate loans and the lower yield on overnight interest bearing cash balances, partially offset by the higher level of yields on new loans and investment securities during the first quarter 2026. The overall cost of average interest bearing liabilities decreased by 24 basis points to 3.06 percent for the first quarter 2026 as compared to the fourth quarter 2025 largely due to disciplined management of our deposit pricing in the current market environment and rotation towards lower-cost core customer deposits. Our cost of total average deposits was 2.27 percent for the first quarter 2026 as compared to 2.45 percent and 2.65 percent for the fourth quarter 2025 and first quarter 2025, respectively.
We currently anticipate net interest income growth for the full year of 2026 to be at the high end of the 11 to 13 percent range previously disclosed in Valley's Annual Report. The net interest margin is expected to exceed 3.30 percent by the end of 2026 as we continue to benefit from loan growth and repricing. While we are optimistic about the projected net interest income for the remainder of 2026, our forecasts include several uncertain assumptions, including projected loan growth and our ability to decrease funding costs over the next nine months. Therefore, we cannot provide any assurances that our future net interest income or margin will meet our current estimates or remain near the levels reported for the first quarter 2026. For a detailed discussion on the risks related to interest rates please refer to Part I, Item 1A. “Risk Factors” in Valley's Annual Report.

The following table reflects the components of net interest income for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$50,265,383	$708,662	5.64%	$49,614,838	$724,231	5.84%	$48,654,921	$703,632	5.78%
Taxable investments (3)	7,732,330	78,608	4.07	7,737,669	78,433	4.05	7,100,958	69,562	3.92
Tax-exempt investments (1)(3)	542,177	5,972	4.41	533,578	5,777	4.33	552,291	5,952	4.31
Interest bearing deposits with banks	1,178,997	10,758	3.65	869,310	8,592	3.95	583,521	6,879	4.72
Total interest earning assets	59,718,887	804,000	5.39	58,755,395	817,033	5.56	56,891,691	786,025	5.53
Allowance for credit losses	(595,508)			(590,780)			(577,551)
Cash and due from banks	347,912			354,629			418,806
Other assets	4,803,608			4,838,490			4,950,547
Unrealized losses on securities available for sale, net	(84,815)			(102,180)			(180,725)
Total assets	$64,190,084			$63,255,554			$61,502,768
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$29,203,978	$190,785	2.61%	$27,891,256	$197,892	2.84%	$26,345,983	$200,221	3.04%
Time deposits	11,226,874	106,678	3.80	11,553,390	116,657	4.04	11,570,758	125,069	4.32
Total interest bearing deposits	40,430,852	297,463	2.94	39,444,646	314,549	3.19	37,916,741	325,290	3.43
Short-term borrowings	71,809	236	1.31	94,353	502	2.13	307,637	2,946	3.83
Long-term borrowings (4)	2,849,479	33,500	4.70	2,964,587	35,839	4.84	3,006,331	36,411	4.84
Total interest bearing liabilities	43,352,140	331,199	3.06	42,503,586	350,890	3.30	41,230,709	364,647	3.54
Non-interest bearing deposits	11,942,322			11,917,134			11,222,562
Other liabilities	1,040,072			1,111,872			1,591,320
Shareholders’ equity	7,855,550			7,722,962			7,458,177
Total liabilities and shareholders’ equity	$64,190,084			$63,255,554			$61,502,768
Net interest income/interest rate spread (5)		$472,801	2.33%		$466,143	2.26%		$421,378	1.99%
Tax equivalent adjustment		(1,276)			(1,236)			(1,273)
Net interest income, as reported		$471,525			$464,907			$420,105
Net interest margin (6)			3.16%			3.17%			2.95%
Tax equivalent effect			0.01			0.00			0.01
Net interest margin on a fully tax equivalent basis (6)			3.17%			3.17%			2.96%
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
Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended March 31, 2026 Compared to March 31, 2025
	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$22,957	$(17,927)	$5,030
Taxable investments	6,349	2,697	9,046
Tax-exempt investments*	(110)	130	20
Federal funds sold and other interest bearing deposits	5,721	(1,842)	3,879
Total increase (decrease) in interest income	34,917	(16,942)	17,975
Interest Expense:
Savings, NOW and money market deposits	20,391	(29,827)	(9,436)
Time deposits	(3,628)	(14,763)	(18,391)
Short-term borrowings	(1,459)	(1,251)	(2,710)
Long-term borrowings and junior subordinated debentures	(1,864)	(1,047)	(2,911)
Total increase (decrease) in interest expense	13,440	(46,888)	(33,448)
Total increase in net interest income	$21,477	$29,946	$51,423

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income
Non-interest income represented 12.7 percent and 12.2 percent of total net interest income plus non-interest income for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, non-interest income increased $10.5 million as compared to the first quarter 2025. See further details below.

The following table presents the components of non-interest income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Wealth management and trust fees	$16,006	$15,031
Insurance commissions	2,867	3,402
Capital markets	10,381	6,940
Service charges on deposit accounts	18,204	12,726
Gains on securities transactions, net	21	46
Fees from loan servicing	3,218	3,215
Gains on sales of loans, net	3,090	2,197
Bank owned life insurance	5,835	4,777
Other	9,214	9,960
Total non-interest income	$68,836	$58,294
Capital markets income increased $3.4 million for the three months ended March 31, 2026 as compared to the first quarter 2025. The increase was mostly due to fee income growth from higher volumes of interest rate swap transactions related to commercial lending activities. Swap fee income totaled $6.4 million and $3.0 million for the three months ended March 31, 2026 as compared to the first quarter 2025.
Service charges on deposit accounts increased $5.5 million for the three months ended March 31, 2026 as compared to the first quarter 2025 mainly due to additional treasury management service related fees generated from commercial deposit accounts.
Bank owned life insurance income increased $1.1 million for the three months ended March 31, 2026 as compared to the first quarter 2025 largely driven by higher death benefits and, to a lesser extent, returns on the underlying investment securities during the first quarter 2026.
For the remainder of 2026, we plan to further leverage the investments that we have made in our treasury solutions, foreign exchange and syndication platforms, and continue to focus on growing revenues from service charges on deposits accounts, interest rate swap transactions and our broker dealer subsidiary.
Non-Interest Expense
Non-interest expense increased $33.3 million for the three months ended March 31, 2026 as compared to the first quarter of 2025 mainly due to increases in salary and employee benefits expense, professional and legal fees, amortization of tax credit investments and net occupancy expense. See further details below.

The following table presents the components of non-interest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Salary and employee benefits expense	$155,715	$142,618
Net occupancy expense	27,182	25,888
Technology, furniture and equipment expense	31,878	29,896
FDIC insurance assessment	10,476	12,867
Amortization of other intangible assets	6,919	8,019
Professional and legal fees	25,142	15,670
Amortization of tax credit investments	16,014	9,320
Other	36,600	32,340
Total non-interest expense	$309,926	$276,618
Salary and employee benefits expense increased $13.1 million for the three months ended March 31, 2026 as compared to the first quarter 2025 largely due to strategic investments in experienced commercial bankers and specialized technology resources and increased severance, cash incentive compensation and medical insurance related expenses. Severance expense related to workforce reductions totaled $5.7 million three months ended March 31, 2026. There was no severance expense related to workforce reductions for the three months ended March 31, 2025.
Net occupancy expense increased $1.3 million for the three months ended March 31, 2026 as compared to the same period in 2025 mainly due to incrementally higher cleaning and maintenance, building repairs and utilities expense.
Technology, furniture and equipment expense increased $2.0 million for the three months ended March 31, 2026 as compared to the first quarter 2025 mostly driven by increases in data processing fees and software licensing costs.
FDIC insurance assessment expense decreased $2.4 million for the three months ended March 31, 2026 as compared to the first quarter 2025. The decrease was mostly due to a lower assessment rate resulting from a lower level of internally criticized and classified assets and higher cumulative net income since the first quarter 2025.
Professional and legal fees increased $9.5 million for the three months ended March 31, 2026 as compared to the first quarter 2025. The increase was largely due to higher consulting fees related to enhancing our business operating model and other transformation efforts, as well as $1.2 million of expense related to litigation reserves and settlement charges during the first quarter 2026. Overall, we expect the level of professional and legal fees to remain elevated during the second quarter 2026 due to ongoing business transformation activities.
Amortization of other intangibles decreased $1.1 million for the three months ended March 31, 2026 as compared to the same period of 2025 mainly due to a normal decline in amortization expense related to core deposits.
Amortization of tax credit investments increased $6.7 million for the three months ended March 31, 2026 as compared to the first quarter 2025 mainly due to additional purchases of tax-advantaged investments over the last 12 month period. See Note 14 for more details regarding our tax credit investments.
Other non-interest expense increased $4.3 million for the three months ended March 31, 2026 as compared to the first quarter 2025 due, in part, to a $3.2 million increase in advertising expense related to Valley's new brand campaign.

Income Taxes
Income tax expense totaled $45.3 million for the first quarter 2026 as compared to $26.3 million for the fourth quarter 2025 and $33.1 million for the first quarter 2025. Our effective tax rate was 21.6 percent, 11.9 percent and 23.8 percent for the first quarter 2026, fourth quarter 2025 and first quarter 2025, respectively. Our effective tax rate largely normalized during the first quarter 2026 as compared to the linked quarter due to an $11.4 million tax refund benefit realized in the fourth quarter 2025 related to the closure of a federal audit. The moderate decrease in the effective tax rate for the first quarter 2026 as compared to first quarter 2025 was primarily due to larger investment in tax credits.
GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will be at the low end of the 23 to 24 percent range previously disclosed in Valley's Annual report for the remainder of 2026.
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

The following tables present the financial data for Valley's operating segments, and Treasury and Corporate Other for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$11,266,938	$38,998,445	$9,453,504	$59,718,887

Interest income	$135,563	$571,823	$95,338	$802,724
Interest expense	62,486	216,285	52,428	331,199
Net interest income	73,077	355,538	42,910	471,525
Provision for credit losses	1,206	20,039	11	21,256
Net interest income after provision for credit losses	71,871	335,499	42,899	450,269
Non-interest income	31,193	31,223	6,420	68,836
Non-interest expense
Salary and employee benefits expense	32,708	102,830	20,177	155,715
Net occupancy expense	5,194	17,709	4,279	27,182
Technology, furniture, and equipment expense	6,793	20,736	4,349	31,878
FDIC insurance assessment	2,348	8,128	—	10,476
Professional and legal fees	4,582	16,097	4,463	25,142
Other segment items *	13,987	22,294	23,252	59,533
Total non-interest expense	$65,612	$187,794	$56,520	$309,926
Income (loss) before income taxes	$37,452	$178,928	$(7,201)	$209,179
Return on average interest earning assets (pre-tax)	1.33%	1.84%	(0.30)%	1.40%
Net interest margin	2.59%	3.65%	1.81%	3.16%

	Three Months Ended March 31, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,210,226	$38,444,695	$8,236,770	$56,891,691

Interest income	$122,463	$579,896	$82,393	$784,752
Interest expense	65,442	246,411	52,794	364,647
Net interest income	57,021	333,485	29,599	420,105
Provision (credit) for credit losses	(8,733)	71,408	(14)	62,661
Net interest income after provision for credit losses	65,754	262,077	29,613	357,444
Non-interest income	34,354	19,002	4,938	58,294
Non-interest expense
Salary and employee benefits expense	31,974	102,990	7,654	142,618
Net occupancy expense	4,705	17,457	3,726	25,888
Technology, furniture, and equipment expense	6,237	19,853	3,806	29,896
FDIC insurance assessment	2,700	10,167	—	12,867
Professional and legal fees	2,899	10,943	1,828	15,670
Other segment items *	14,286	15,443	19,950	49,679
Total non-interest expense	$62,801	$176,853	$36,964	$276,618
Income (loss) before income taxes	$37,307	$104,226	$(2,413)	$139,120
Return on average interest earning assets (pre-tax)	1.46%	1.08%	(0.12)%	0.98%
Net interest margin	2.24%	3.47%	1.44%	2.95%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.

Consumer Banking Segment
The Consumer Banking segment represented 19.8 percent of our loan portfolio at March 31, 2026, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, business purpose loans to wealth management clients, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.5 percent of our loan portfolio at March 31, 2026) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (which represented 4.3 percent of total loans at March 31, 2026) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of asset management advisory, brokerage, trust, personal and title insurance, tax credit advisory services, and our international and domestic private banking businesses.
Consumer Banking’s average interest earning assets increased $1.1 billion to $11.3 billion for the first quarter 2026 as compared to the same period of 2025. The increase was mostly due to the steady growth in both the residential mortgage and automobile loan portfolios and targeted growth in lending to private banking clients over the last 12-month period. See additional details in the "Loan Portfolio" section of this MD&A.
Income before income taxes generated by the Consumer Banking segment increased $145 thousand to $37.5 million for the first quarter 2026 as compared to the first quarter 2025. Net interest income for this segment increased $16.1 million mainly due to the increase in average loans coupled with a decline in our funding costs. The provision for credit losses increased $9.9 million to $1.2 million for the first quarter 2026 as compared to negative (credit) provision totaling $8.7 million the first quarter 2025. The continued low level of the provision during the first quarter 2026 continues to reflect the actual and expected strong credit performance in the residential and consumer loan portfolios. Non-interest income decreased $3.2 million as compared to the first quarter 2025 largely due to lower trust and investment service fees and insurance commissions. Non-interest expense increased $2.8 million for the first quarter 2026 largely due to higher professional and legal fees related to business transformation efforts and increased salary and employee benefits expense and medical insurance related expenses. See further details in the “Non-Interest Income” section of this MD&A.
Net interest margin on the Consumer Banking portfolio increased 35 basis points to 2.59 percent for the first quarter 2026 as compared to the first quarter 2025 mainly due to a 34 basis point decrease in the costs associated with our funding sources combined with a 1 basis point increase in the yield on average loans. The decrease in our funding costs was mainly the result of lower interest rates on most deposit products during the first quarter 2026 as compared to one year ago, as well as the repayment of maturing higher cost time deposits over the last 12-month period. See the “Net Interest Income” section above for more details on our net interest margin and funding sources.
Commercial Banking Segment
The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as adjustable and fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $11.1 billion and represented 21.8 percent of the total loan portfolio at March 31, 2026. Commercial real estate and construction loans totaled $29.7 billion and represented 58.4 percent of the total loan portfolio at March 31, 2026.
Average interest earning assets in the Commercial Banking segment increased $553.8 million to $39.0 billion for the first quarter 2026 as compared to the first quarter 2025. The increase was mostly due to solid growth in commercial and industrial loans and, to a lesser extent, owner occupied commercial real estate loans, partially offset by our strategic runoff of certain non-relationship/transactional loans within the commercial real estate portfolio over the last 12-month period. See additional details in the "Loan Portfolio" section of this MD&A.

Income before income taxes for Commercial Banking increased $74.7 million to $178.9 million for the first quarter 2026 as compared to the same quarter in 2025 mainly due to a decrease in the provision for credit losses combined with higher net interest income and non-interest income. The provision for credit losses decreased $51.4 million to $20.0 million as compared to the same period in 2025 mostly due to improved actual and expected performance within the loan portfolio as compared to one year ago. See more information in the “Allowance for Credit Losses for Loans” section of this MD&A. Non-interest income increased $12.2 million during the first quarter 2026 mainly due to higher service charges on deposit accounts related to treasury management services and an increase in capital markets income due to higher loan swap fee transaction volumes. The positive impact of these items was partially offset by $10.9 million increase in non-interest expense, mainly driven by higher professional and legal expenses and incremental increases in other segment items. See further details in the “Non-Interest Income” and “Non-Interest Expense” sections of this MD&A.
The net interest margin for this segment increased 18 basis points to 3.65 percent for the first quarter 2026 as compared to the first quarter 2025 due to a 34 basis point decrease in the cost of our funding sources, partially offset by a 16 basis point decrease in the yield on average loans caused, in part, by the lower repricing of adjustable interest rate loans.
Treasury and Corporate Other
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized for the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to operating segments. Other non-interest income items and general expenses are allocated from Treasury and Corporate Other to each operating segment utilizing a methodology that involves an allocation of operating and funding costs based on each segment's respective mix of average interest earning assets outstanding for the period, number of deposits, or direct allocations to the segments based on the nature of income and expense. Unallocated items included in Treasury and Corporate Other mainly consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as non-core item, such as corporate restructuring charges.
Treasury and Corporate Other's average interest earning assets increased $1.2 billion to $9.5 billion for the first quarter 2026 compared to the same quarter in 2025 mostly resulting from additional purchases of residential mortgage-backed securities classified as AFS over the last 12-month period combined with a $595.5 million increase in average interest bearing cash held in overnight accounts.
For the first quarter 2026, loss before income taxes totaled $7.2 million compared to $2.4 million for the same quarter in 2025. The $4.8 million increase in the pre-tax loss from the first quarter 2025 was mainly driven by an increase in non-interest expense, partially offset by higher net interest income. Non-interest expense increased $19.6 million to $56.5 million for the first quarter 2026 as compared to the same quarter in 2025 mainly due to increases in salary, including higher severance expenses and medical insurance expense, and the amortization of tax credit investments, and professional and legal fees. See further details in the “Non-Interest Expense” section of this MD&A. Net interest income increased $13.3 million for the first quarter 2026 as compared to the same period of 2025 primarily due to additional interest on higher average taxable investments, and, to a lesser extent, average interest bearing cash balances.
Treasury and Corporate Other's net interest margin increased 37 basis points to 1.81 percent for the first quarter 2026 as compared to the first quarter 2025 due to a 34 basis point decrease in the cost of our funding sources and a 3 basis point increase in the yield on average interest earning assets.

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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates, non-maturity deposit betas, and the prepayment assumptions of certain assets and liabilities as of March 31, 2026. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of March 31, 2026. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of March 31, 2026. Although the size of Valley’s balance sheet is forecast to remain static as of March 31, 2026, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the first quarter 2026. The model utilizes an immediate parallel shift in market interest rates at March 31, 2026.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$81,287	4.07%
+200	58,650	2.94
+100	26,789	1.34
–100	(29,895)	(1.50)
–200	(55,405)	(2.77)
–300	(54,588)	(2.73)
As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged, is projected to decrease net interest income over the next 12-month period by 1.50 percent. Management believes the interest rate sensitivity of our balance sheet remains within an expected tolerance range at March 31, 2026. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
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
The Bank adheres to certain internal liquidity measures including ratios of loans to deposits below 105.0 percent and wholesale funding to total funding below 22.5 percent. Management maintains flexibility to temporarily exceed these internal limits in certain operating environments, but also strives to outperform these limits when possible. The Bank was in compliance with the foregoing policies at March 31, 2026 and December 31, 2025, as summarized in the table below.
The following table presents Valley's loans to deposits and wholesale funding to total funding ratios at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Loans to deposits	96.2%	96.1%
Wholesale funding to total funding	14.3	15.3
Valley's short- and long-term cash requirements include contractual obligations under borrowings, deposits, payments related to leases, capital expenditures and other purchase commitments. In the ordinary course of operations, the Bank also enters into various financial obligations, including contractual obligations that may require future cash payments. Management believes the Bank has the ability to generate and obtain adequate amounts of cash to meet its short-term and long-term obligations as they come due by utilizing various cash resources described below.
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the FRB of New York) and other sources. The following table summarizes Valley's liquid assets:

	March 31, 2026	December 31, 2025
	(in thousands)
Cash and due from banks	$362,073	$315,166
Interest bearing deposits with banks	797,357	1,268,399
Held to maturity debt securities (1)	261,839	260,743
Available for sale debt securities (2)	4,157,034	4,202,218
Loans held for sale	11,227	26,236
Total liquid assets	$5,589,530	$6,072,762

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.
(2)     Includes approximately $1.1 billion and $1.3 billion of various investment securities that were pledged to counterparties to support our earning asset funding strategies at March 31, 2026 and December 31, 2025, respectively.
Total liquid assets represented 9.4 percent and 10.3 percent of interest earning assets at March 31, 2026 and December 31, 2025, respectively. The level of cash liquidity on the balance sheet (as shown in the table above) decreased from December 31, 2025 to a more normalized level at March 31, 2026 partially due to our management of expected period end funding activities in the first quarter 2026.
Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At March 31, 2026, estimated cash inflows from total loans are projected to be approximately $14.1 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $996.2 million in principal payments from securities in the total investment portfolio at March 31, 2026 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including commercial and consumer deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $46.1 billion and $42.4 billion for the three months ended March 31, 2026 and for the year ended December 31, 2025, respectively, representing 77.2 percent and 73.1 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.
In addition to customer deposits, the Bank has access to readily available borrowing sources to supplement its current and projected funding needs. The following table presents short-term borrowings, consisting of securities sold under agreements to repurchase, outstanding at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Securities sold under agreements to repurchase	$63,877	$91,475

The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
FHLB borrowing capacity*	$5,789,820	$6,020,343
Unused FRB discount window*	10,316,000	10,145,000
Unused federal funds lines available from commercial banks	1,610,000	1,610,000
Unencumbered investment securities	5,230,655	4,694,183
Total	$22,946,475	$22,469,526

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
Investment Securities Portfolio
As of March 31, 2026, we had $83.9 million, $4.2 billion and $3.6 billion in equity, AFS debt and HTM debt securities, respectively. The AFS and HTM debt securities portfolios, which comprise the majority of the securities we own, include: U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our AFS debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consist of two publicly traded mutual funds, CRA investments and several other equity investments that we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities.
The primary purpose of our AFS and HTM investment portfolios is to provide a source of earnings and liquidity, as well as serve as a tool for managing interest rate risk. The decision to purchase or sell securities is based upon the current assessment of long- and short-term economic and financial conditions, including the interest rate environment and other components of statement of financial condition. See additional information under “Interest Rate Risk,” “Liquidity and Cash Requirements” and “Capital Adequacy” sections elsewhere in this MD&A.
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
We have evaluated all AFS debt securities that are in an unrealized loss position as of March 31, 2026 and December 31, 2025 and determined that the declines in fair value were mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, but not credit quality or other factors. There was no impairment recognized within the AFS debt securities portfolio during the three months ended March 31, 2026 and 2025.
We do not intend to sell any of the AFS debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and we believe it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of our amortized cost basis. None of the AFS debt securities were past due as of March 31, 2026 and there was no allowance for credit losses for AFS debt securities at March 31, 2026 and December 31, 2025.
Held to maturity debt securities. Valley estimates the expected credit losses on HTM debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the HTM portfolio, including U.S. Treasury securities, U.S. agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss expectations, we utilize a third-party discounted cash flow model. The assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. HTM debt securities were carried net of an allowance for credit losses totaling $746 thousand and $734 thousand at March 31, 2026 and December 31, 2025, respectively. There were no net charge-offs of HTM debt securities during the three months ended March 31, 2026 and 2025.
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

The following table presents the available for sale and held to maturity debt investment securities portfolios by investment grades at March 31, 2026:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA/AA/A Rated	$4,025,108	$20,596	$(135,523)	$3,910,181
BBB Rated	116,566	574	(1,566)	115,574
Non-investment grade	2,371	—	(383)	1,988
Not rated	132,919	1,101	(4,729)	129,291
Total	$4,276,964	$22,271	$(142,201)	$4,157,034
Held to maturity investment grades: *
AAA/AA/A Rated	$3,436,744	$6,720	$(383,433)	$3,060,031
Not rated	183,810	1	(15,102)	168,709
Total	$3,620,554	$6,721	$(398,535)	$3,228,740
Allowance for credit losses	746	—	—	746
Total, net of allowance for credit losses	$3,619,808	$6,721	$(398,535)	$3,227,994

*    Rated using external rating agencies. Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA/AA/A rated categories of both the AFS and HTM debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continue to be driven by the higher level of market interest rates. The investment securities AFS and HTM portfolios included investments with carrying values of $129.3 million and $183.8 million, respectively, at March 31, 2026 not rated by the rating agencies with aggregate unrealized losses of $4.7 million and $15.1 million, respectively. The unrealized losses within non-rated AFS debt securities mostly related to several large corporate bonds negatively impacted by rising interest rates and not changes in underlying credit. The unrealized losses within non-rated HTM debt securities included three municipal bonds with a combined amortized cost of $32.8 million with $6.4 million of gross unrealized losses and four single-issuer bank trust preferred issuances with amortized cost totaling $36.1 million with $5.2 million gross unrealized losses. These HTM debt securities were negatively impacted by a higher level of market interest rates, and not changes in their underlying credit.
See Note 6 to the consolidated financial statements for additional information regarding our investment securities portfolio.

Loan Portfolio
The following table reflects the composition of the loan portfolio as of the dates presented:

	March 31, 2026	December 31, 2025
	($ in thousands)
Loans
Commercial and industrial	$11,104,079	$10,961,519
Commercial real estate:
Non-owner occupied	11,503,874	11,571,127
Multifamily (1)	8,588,462	8,571,713
Owner occupied	7,132,254	6,629,909
Total	27,224,590	26,772,749
Construction	2,485,387	2,471,233
Total commercial real estate	29,709,977	29,243,982
Residential mortgage	5,869,070	5,826,192
Consumer:
Home equity	701,136	687,680
Automobile	2,198,102	2,184,600
Other consumer	1,246,456	1,232,755
Total consumer loans	4,145,694	4,105,035
Total loans (2)	$50,828,820	$50,136,728
As a percentage of total loans:
Commercial and industrial	21.8%	21.9%
Commercial real estate:
Non-owner occupied	22.6	23.1
Multifamily	16.9	17.1
Owner occupied	14.0	13.2
Construction	4.9	4.9
Total commercial real estate	58.4	58.3
Residential mortgage	11.5	11.6
Consumer loans	8.3	8.2
Total	100.0%	100.0%

(1)	Includes loans collateralized by properties that are greater than 50 percent rent regulated totaling approximately $583 million and $601 million at March 31, 2026 and December 31, 2025, respectively.
(2)	Includes net unearned discount and deferred loan fees of $15.9 million and $17.4 million at March 31, 2026 and December 31, 2025, respectively.
Total loans increased $692.1 million, or 5.5 percent on an annualized basis, to $50.8 billion at March 31, 2026 from December 31, 2025 mostly due to increases in owner occupied commercial real estate loans and commercial and industrial loans. Loans held for sale decreased $15.0 million to $11.2 million at March 31, 2026 from December 31, 2025 due, in part, to the sale of a non-performing CRE loan relationship totaling $9.1 million to an unrelated party during the first quarter 2026. The non-performing loan sale resulted in a net gain of $767 thousand recognized within net gains on sales of loans for the first quarter 2026.
Commercial and industrial loans. Commercial and industrial loans increased by $142.6 million, or 5.2 percent on an annualized basis, to $11.1 billion at March 31, 2026 from December 31, 2025 largely driven by new originations from a wide range of relationship-driven small to midsize clients from our expanded lending team, as a result of our continued focus on certain specialty business lines, including healthcare lending.

Commercial real estate loans. Commercial real estate loans (excluding construction loans) increased $451.8 million to $27.2 billion at March 31, 2026 from December 31, 2025. Owner occupied loans increased $502.3 million, or 30.3 percent on an annualized basis as compared to December 31, 2025 and continued to drive a disproportionate amount of growth within the commercial real estate loan portfolio during the first quarter 2026 as a result of our strategic focus on this category. Non-owner occupied decreased $67.3 million at March 31, 2026 from December 31, 2025 largely driven by the continued targeted runoff of transactional loans that has outpaced our selective loan originations in this category. Overall, commercial real estate loans are well-diversified mainly across our footprint areas in New York (including Manhattan), Florida, and New Jersey with a combined weighted average loan to value ratio of 59 percent and debt service coverage ratio of 1.66 at March 31, 2026. Commercial real estate collateralized by office buildings totaled approximately $3.0 billion at March 31, 2026 and was relatively unchanged from December 31, 2025. Our loans collateralized by office buildings had a combined weighted average loan to value ratio of 64 percent and debt service coverage ratio of 1.95 at March 31, 2026.
Construction loans. Construction loans increased only $14.2 million to $2.5 billion at March 31, 2026 from December 31, 2025 as we remained highly selective with new loan originations in this category.
Residential mortgage loans. Residential mortgage loans increased $42.9 million to $5.9 billion at March 31, 2026 from December 31, 2025 as new loan originations held for investment continued to outpace repayment activity. New and refinanced residential mortgage loan originations totaled $194.8 million for the first quarter 2026 as compared to $222.6 million and $132.8 million for the fourth quarter 2025 and first quarter 2025, respectively. We retained approximately 83 percent of the total residential mortgage originations in our held for investment loan portfolio during the first quarter 2026 compared to 78 percent in the fourth quarter 2025. In addition, we purchased $11.9 million of loans from unrelated third party lenders for qualifying CRA purposes during the three months ended March 31, 2026.
Consumer loans. Consumer loans increased $40.7 million, or 4.0 percent on an annualized basis, to $4.1 billion at March 31, 2026 as compared to December 31, 2025 due to growth across all consumer loan categories. Within this portfolio, home equity loans increased $13.5 million, or 7.8 percent on an annualized basis, largely driven by new originations and, to a lesser extent, increased line usage. Automobile loans increased by $13.5 million, or 2.5 percent on an annualized basis, to $2.2 billion at March 31, 2026 as compared to December 31, 2025 as indirect auto loan volumes from our dealership network outpaced repayment activity. Auto loan originations totaled $275.0 million for the first quarter 2026 as compared to $248.2 million for the fourth quarter 2025. Other consumer loans increased $13.7 million to $1.2 billion at March 31, 2026 as compared to December 31, 2025 primarily due to increased originations and usage of collateralized personal lines of credit.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island and Florida. To mitigate our geographic risks, we maintain a diversified portfolio across borrower types and loans to protect against potential downturns in any single sector.
Based on our current projections, we expect the total loan growth for the full year of 2026 to be between the midpoint and high-end of the 4 to 6 percent range previously disclosed in Valley's Annual Report. However, there can be no assurance that we will achieve such growth levels given the potential for unforeseen changes in the market and other conditions detailed in our risk factors set forth under Item 1A. Risk Factors of Valley's Annual Report.
Non-performing Assets
NPAs include non-accrual loans, OREO, and other repossessed assets (which consist of automobiles and taxi medallions) at March 31, 2026. Loans are generally placed on non-accrual status when they become past due more than 90 days as to payment of principal or interest and/or the full and timely collection of principal and interest becomes uncertain. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at lower of cost or fair value, less estimated cost to sell.
Our NPAs modestly decreased $190 thousand to $439.6 million at March 31, 2026 as compared to December 31, 2025. NPAs as a percentage of total loans and NPAs totaled 0.86 percent and 0.87 percent at March 31, 2026 and December 31, 2025, respectively (as shown in the table below). Management believes that total NPAs at March 31, 2026 remain within credit quality expectations for the loan portfolio and continue to reflect Valley's consistent application of underwriting standards to both originated loans and loans purchased from third parties. For additional details, see the “Credit Quality Indicators” section in Note 7 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality, and we remain optimistic regarding the overall future performance of our loan portfolio. During the three months ended March 31, 2026, the majority of our borrowers continued to demonstrate resilience despite the impact of elevated borrowing costs, inflation, labor costs and other factors. We continue to proactively monitor our commercial loans for potential negative trends and borrower weakness due to the current operating environment, including the potential negative impact of volatile energy prices and tariffs/import fees, and internally risk rate them accordingly. Based on our most recent portfolio review, we believe that we have relatively modest direct exposure to customer businesses most influenced by changing tariff/import fee policies and moderate periods of elevated energy prices. However, management cannot provide assurance that the NPAs will not increase from the levels reported at March 31, 2026 due to the aforementioned or other factors potentially impacting our lending customers.

The following table sets forth by loan category accruing past due and NPAs on the dates indicated in conjunction with our asset quality ratios:

	March 31, 2026	December 31, 2025
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$5,285	$11,177
Commercial real estate	69,494	72,810
Residential mortgage	20,534	21,615
Total consumer	13,112	14,420
Total 30 to 59 days past due	108,425	120,022
60 to 89 days past due:
Commercial and industrial	1,015	1,274
Residential mortgage	4,285	10,181
Total consumer	3,506	5,269
Total 60 to 89 days past due	8,806	16,724
90 or more days past due:
Commercial and industrial	3,499	—
Commercial real estate	—	212
Residential mortgage	5,894	3,300
Total consumer	1,309	1,070
Total 90 or more days past due	10,702	4,582
Total accruing past due loans	$127,933	$141,328
Non-accrual loans:
Commercial and industrial	$145,804	$138,321
Commercial real estate	225,417	236,221
Construction	9,148	9,140
Residential mortgage	45,988	44,424
Total consumer	6,289	5,832
Total non-accrual loans	432,646	433,938
Other real estate owned (OREO)	5,161	4,531
Other repossessed assets	1,758	1,286
Total non-performing assets (NPAs)	$439,565	$439,755
Total non-accrual loans as a % of loans	0.85%	0.87%
Total NPAs as a % of loans and NPAs	0.86	0.87
Total accruing past due and non-accrual loans as a % of loans	1.10	1.15
Allowance for loan losses as a % of non-accrual loans	135.10	134.44
Loans 30 to 59 days past due decreased $11.6 million to $108.4 million at March 31, 2026 as compared to December 31, 2025 largely due to lower delinquencies across all loan categories and a C&I loan relationship totaling $3.5 million that migrated from this past due category at December 31, 2025 to loans 90 days or more past due and still accruing at March 31, 2026.
Loans 60 to 89 days past due decreased $7.9 million to $8.8 million at March 31, 2026 as compared to December 31, 2025 primarily due to lower residential mortgage and consumer loan delinquencies caused, in part, by some modest migration of past due loans to loans 90 days or more past due and still accruing at March 31, 2026.
Loans 90 days or more past due and still accruing interest increased $6.1 million to $10.7 million at March 31, 2026 as compared to December 31, 2025 largely due to higher residential mortgage loans delinquencies and the migration of the aforementioned C&I loan relationship from the 30 to 59 days past due delinquency category during the first quarter of 2026. All loans 90 days or more past due and still accruing interest are well-secured and in the process of collection.
Non-accrual loans decreased $1.3 million to $432.6 million, or 0.85 percent of total loans at March 31, 2026 as compared to $433.9 million, or 0.87 percent of total loans, at December 31, 2025. The decrease was primarily driven by a decline in non-accrual CRE loans, partially offset by higher non-accrual C&I and, to a lesser extent, residential mortgage loans. Non-accrual CRE loans decreased $10.8 million at March 31, 2026 from December 31, 2025 mainly due to the sale of the $9.1 million non-performing loan relationship that was classified as held for sale at December 31, 2025.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at March 31, 2026 are well secured and largely collectable, based in part on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in the net realizable value for collateral dependent loans is charged-off when a loan is 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. For performing non-accrual loans, the collateral valuation shortfall may result in an allocation of specific reserves within our allowance for credit losses for loans.
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
At March 31, 2026, Valley continued to maintain the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with slightly more emphasis on the S-3 downside scenario and a smaller percentage weighting on the S-1 upside scenarios as compared to December 31, 2025. At March 31, 2026, the standalone Moody's Baseline scenario reflected more optimistic outlook as compared to December 31, 2025 for several metrics, including a few highlighted below.
At March 31, 2026, Moody's Baseline forecast included the following specific assumptions:
•GDP growth: GDP will slowly increase to 2.8 percent throughout 2026 before trending down to 1.8 percent in late 2027.
•Unemployment Rate: An unemployment rate around 4.5 percent combined with slow job growth throughout the remainder of 2026 will remain relatively unchanged by the end of 2027.
•Federal funds: The target federal funds rate range of 3.5 - 3.75 percent at March 31, 2026 is assumed to remain unchanged until June 2026; and then fall to an upper target rate below 3.14 percent by the end of 2027.
•Inflation: The inflation rate was 3.3 percent in March 2026 and is expected to decrease to 2.71 percent in 2027 and trend downward in the years to follow.
See more details regarding our allowance for credit losses for loans in Note 7 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
	($ in thousands)
Allowance for credit losses for loans
Beginning balance	$596,100	$598,604	$573,328
Loans charged-off:
Commercial and industrial	(2,782)	(5,958)	(28,456)
Commercial real estate	(13,756)	(16,034)	(12,260)
Construction	—	—	(1,163)
Total consumer	(3,263)	(3,060)	(2,140)
Total loans charged-off	(19,801)	(25,052)	(44,019)
Charged-off loans recovered:
Commercial and industrial	1,398	636	810
Commercial real estate	347	1,096	249
Construction	—	193	—
Residential mortgage	83	180	168
Total consumer	429	397	843
Total loans recovered	2,257	2,502	2,070
Total net loan charge-offs	(17,544)	(22,550)	(41,949)
Provision charged for credit losses	21,244	20,046	62,675
Ending balance	$599,800	$596,100	$594,054
Components of allowance for credit losses for loans:
Allowance for loan losses	$584,500	$583,400	$578,200
Allowance for unfunded credit commitments	15,300	12,700	15,854
Allowance for credit losses for loans	$599,800	$596,100	$594,054
Components of provision for credit losses for loans:
Provision for credit losses for loans	$18,644	$20,950	$61,299
Provision (credit) for unfunded credit commitments	2,600	(904)	1,376
Total provision for credit losses for loans	$21,244	$20,046	$62,675
Allowance for credit losses for loans as a % of total loans	1.18%	1.19%	1.22%

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(1,384)	$(5,322)	$(27,646)
Commercial real estate	(13,409)	(14,938)	(12,011)
Construction	—	193	(1,163)
Residential mortgage	83	180	168
Total consumer	(2,834)	(2,663)	(1,297)
Total	$(17,544)	$(22,550)	$(41,949)
Average loans outstanding
Commercial and industrial	$11,015,736	$10,906,341	$9,996,024
Commercial real estate	26,898,522	26,338,955	26,328,971
Construction	2,470,225	2,507,513	3,054,230
Residential mortgage	5,850,295	5,833,105	5,639,313
Total consumer	4,030,605	4,028,924	3,636,383
Total	$50,265,383	$49,614,838	$48,654,921
Annualized net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	0.05%	0.20%	1.11%
Commercial real estate	0.20	0.23	0.18
Construction	0.00	(0.03)	0.15
Residential mortgage	(0.01)	(0.01)	(0.01)
Total consumer	0.28	0.26	0.14
Total annualized net loan charge-offs to total average loans outstanding	0.14	0.18	0.34
Net loan charge-offs totaling $17.5 million for the first quarter 2026 as compared to $22.6 million and $41.9 million for the fourth quarter 2025 and the first quarter 2025, respectively. Gross loan charge-offs totaled $19.8 million for the first quarter 2026 and were mostly driven by the partial charge-offs of non-performing loan relationships within the CRE loan category.
Net loan charge-offs (as presented in the above table) declined from the fourth quarter 2025 and continued to trend within management's expectations for the credit quality of the loan portfolio at March 31, 2026. While we currently expect the level of total net loan charge-offs to average loans outstanding to range from 0.15 to 0.20 percent for the full year of 2026, we can make no assurances that actual net loan charge-offs will not be higher than anticipated for 2026.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	March 31, 2026		December 31, 2025		March 31, 2025
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$186,143	1.68%	$180,865	1.65%	$184,700	1.82%
Commercial real estate loans:
Commercial real estate	269,847	0.99	271,890	1.02	266,938	1.02
Construction	54,946	2.21	55,536	2.25	54,724	1.81
Total commercial real estate loans	324,793	1.09	327,426	1.12	321,662	1.10
Residential mortgage loans	51,700	0.88	53,529	0.92	48,906	0.87
Consumer loans:
Home equity	4,120	0.59	3,878	0.56	3,401	0.56
Auto and other consumer	17,744	0.52	17,702	0.52	19,531	0.62
Total consumer loans	21,864	0.53	21,580	0.53	22,932	0.61
Allowance for loan losses	584,500	1.15	583,400	1.16	578,200	1.19
Allowance for unfunded credit commitments	15,300		12,700		15,854
Total allowance for credit losses for loans	$599,800		$596,100		$594,054
Allowance for credit losses for loans as a % of total loans		1.18%		1.19%		1.22%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 1.18 percent at March 31, 2026, 1.19 percent at December 31, 2025, and 1.22 percent at March 31, 2025. For the first quarter 2026, the provision for credit losses for loans totaled $21.2 million as compared to $20.0 million and $62.7 million for the fourth quarter 2025 and first quarter 2025, respectively. The first quarter 2026 provision was mainly impacted by (i) increases in the economic forecast and non-economic qualitative components of our reserve and (ii) commercial loan growth, partially offset by (iii) lower quantitative reserves in certain loan categories at March 31, 2026.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. Shareholders' equity of approximately $7.8 billion at both March 31, 2026 and December 31, 2025 represented 12.1 percent and 12.2 percent of total assets at each respective period end.
During the three months ended March 31, 2026, total shareholders’ equity increased by approximately $20.7 million primarily due to the following:
•net income of $163.9 million and
•a $1.2 million increase attributable to the effect of our stock incentive plan, partially offset by
•cash dividends declared on common and preferred stock totaling a combined $69.1 million,
•repurchases of $52.1 million shares of our common stock held in treasury stock, and
•other comprehensive loss of $23.2 million.
Valley and the Bank are subject to the regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require Valley and the Bank to maintain minimum amounts and ratios of CET1, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations.
Valley and the Bank are required to maintain minimum ratios, including a 2.5 percent capital conservation buffer, of (i) CET1 to risk-weighted assets of 7.0 percent or greater, (ii) Tier 1 capital to risk-weighted assets of 8.5 percent or greater, and (iii) total capital to risk-weighted assets of 10.5 percent or greater, as well as a minimum leverage ratio of 4.0 percent for capital adequacy purposes. As of March 31, 2026 and December 31, 2025, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at March 31, 2026 and December 31, 2025:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of March 31, 2026
Total Risk-based Capital
Valley	$7,018,614	13.66%	$5,393,104	10.50%	N/A	N/A
Valley National Bank	6,920,020	13.49	5,387,251	10.50	$5,130,715	10.00%
Common Equity Tier 1 Capital
Valley	5,605,258	10.91	3,595,402	7.00	N/A	N/A
Valley National Bank	6,370,185	12.42	3,591,500	7.00	3,334,965	6.50
Tier 1 Risk-based Capital
Valley	5,959,500	11.60	4,365,846	8.50	N/A	N/A
Valley National Bank	6,370,185	12.42	4,361,108	8.50	4,104,572	8.00
Tier 1 Leverage Capital
Valley	5,959,500	9.56	2,492,902	4.00	N/A	N/A
Valley National Bank	6,370,185	10.23	2,490,224	4.00	3,112,780	5.00
As of December 31, 2025
Total Risk-based Capital
Valley	$6,965,724	13.77%	$5,311,534	10.50%	N/A	N/A
Valley National Bank	6,841,494	13.54	5,306,493	10.50	$5,053,803	10.00%
Common Equity Tier 1 Capital
Valley	5,558,508	10.99	3,541,023	7.00	N/A	N/A
Valley National Bank	6,297,558	12.46	3,537,662	7.00	3,284,972	6.50
Tier 1 Risk-based Capital
Valley	5,912,750	11.69	4,299,813	8.50	N/A	N/A
Valley National Bank	6,297,558	12.46	4,295,733	8.50	4,043,042	8.00
Tier 1 Leverage Capital
Valley	5,912,750	9.63	2,455,946	4.00	N/A	N/A
Valley National Bank	6,297,558	10.27	2,453,670	4.00	3,067,088	5.00
Valley's total risk-based capital ratio decreased to 13.66 percent at March 31, 2026 as compared to 13.77 percent at December 31, 2025 mainly as a result of our loan growth and common stock buyback activity during the first quarter 2026.
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is calculated by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was 60.7 percent for the three months ended March 31, 2026 as compared to 56.4 percent for the full year ended December 31, 2025.
Cash dividends declared amounted to $0.11 per common share for each of the three months ended March 31, 2026 and 2025. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. The Federal Reserve has cautioned all bank holding companies about distributing dividends which may reduce the level of capital or not allow capital to grow considering the increased capital levels required under the Basel III rules. Prior to the date of this filing, Valley has received no objection or adverse guidance from the Federal Reserve or the OCC regarding the current level of its quarterly common stock dividend. However, the Federal Reserve has reiterated its long-standing guidance in recent years that banking organizations should consult them before declaring dividends in excess of earnings for the corresponding quarter. See Item 1A. Risk Factors of Valley's Annual Report for additional information.
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
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 63 for a discussion of interest rate risk.

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
(b) Changes in internal control over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended March 31, 2026 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (3)
January 1, 2026 to January 31, 2026	10,401	$11.68	—	18,948,817
February 1, 2026 to February 28, 2026	3,949,816	13.04	3,181,310	15,767,507
March 1, 2026 to March 31, 2026	820,756	12.13	818,690	14,948,817
Total	4,780,973	$12.89	4,000,000

(1)Includes repurchases of 780,973 shares made in connection with the vesting of employee restricted stock awards.
(2)Average price paid does not reflect the one percent excise tax charged on net stock repurchases.
(3)On February 21, 2024, Valley publicly announced a new stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase the remaining shares available under this program expired on April 26, 2026.
On February 24, 2026, Valley publicly announced a new stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase under the new repurchase program became effective on April 27, 2026 and will expire on April 27, 2028.

Item 5.	Other Information
a.None.
b.None.
c.During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
May 7, 2026	Ira Robbins
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Travis Lan
May 7, 2026	Travis Lan
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)