Form 10-Q
period 2026-06-30
VALLEY NATIONAL BANCORP
filed 2026-08-06
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 552,605,226 shares were outstanding as of August 5, 2026.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for share data)	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Cash and due from banks	$388,741	$315,166
Interest bearing deposits with banks	578,148	1,268,399
Investment securities:
Equity securities	88,541	82,774
Trading debt securities	26,493	—
Available for sale debt securities	4,292,148	4,202,218
Held to maturity debt securities (net of allowance for credit losses of $744 at June 30, 2026 and $734 at December 31, 2025)	3,757,200	3,495,837
Total investment securities	8,164,382	7,780,829
Loans held for sale (includes fair value of $4,940 at June 30, 2026 and $8,212 at December 31, 2025 for loans originated for sale)	13,690	26,236
Loans	52,467,251	50,136,728
Less: Allowance for loan losses	(590,600)	(583,400)
Net loans	51,876,651	49,553,328
Premises and equipment, net	316,364	330,757
Lease right of use assets	298,807	313,891
Bank owned life insurance	742,230	738,090
Accrued interest receivable	250,703	243,897
Goodwill	1,868,936	1,868,936
Other intangible assets, net	89,199	100,875
Other assets	1,730,457	1,592,321
Total Assets	$66,318,308	$64,132,725
Liabilities
Deposits:
Non-interest bearing	$12,549,527	$12,155,500
Interest bearing:
Savings, NOW and money market	28,666,443	28,603,470
Time	12,902,637	11,424,123
Total deposits	54,118,607	52,183,093
Short-term borrowings	433,484	91,475
Long-term borrowings	2,607,222	2,908,579
Junior subordinated debentures issued to capital trusts	57,977	57,803
Lease liabilities	355,482	372,448
Accrued expenses and other liabilities	828,392	711,629
Total Liabilities	58,401,164	56,325,027
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at June 30, 2026 and December 31, 2025)	111,590	111,590
Series B (4,000,000 shares issued at June 30, 2026 and December 31, 2025)	98,101	98,101
Series C (6,000,000 shares issued at June 30, 2026 and December 31, 2025)	144,654	144,654
Common stock (no par value, authorized 650,000,000 shares; issued 560,878,750 shares at June 30, 2026 and December 31, 2025)	196,730	196,730
Surplus	5,458,768	5,464,845
Retained earnings	2,103,922	1,912,933
Accumulated other comprehensive loss	(99,617)	(74,379)
Treasury stock, at cost (7,809,650 common shares at June 30, 2026 and 4,260,729 common shares at December 31, 2025)	(97,004)	(46,776)
Total Shareholders’ Equity	7,917,144	7,807,698
Total Liabilities and Shareholders’ Equity	$66,318,308	$64,132,725
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Income
Interest and fees on loans	$736,060	$720,282	$1,444,700	$1,423,891
Interest and dividends on investment securities:
Taxable	76,113	67,164	149,921	131,062
Tax-exempt	5,048	4,681	9,766	9,383
Dividends	5,771	5,528	10,571	11,192
Interest on federal funds sold and other short-term investments	6,383	7,357	17,141	14,236
Total interest income	829,375	805,012	1,632,099	1,589,764
Interest Expense
Interest on deposits:
Savings, NOW and money market	190,973	203,390	381,758	403,611
Time	112,693	129,324	219,371	254,393
Interest on short-term borrowings	6,047	1,736	6,283	4,682
Interest on long-term borrowings and junior subordinated debentures	32,638	38,154	66,138	74,565
Total interest expense	342,351	372,604	673,550	737,251
Net Interest Income	487,024	432,408	958,549	852,513
(Credit) provision for credit losses for available for sale and held to maturity securities	(2)	4	10	(10)
Provision for credit losses for loans	29,166	37,795	50,410	100,470
Net Interest Income After Provision for Credit Losses	457,860	394,609	908,129	752,053
Non-Interest Income
Wealth management and trust fees	17,655	14,056	33,661	29,087
Insurance commissions	3,770	3,430	6,637	6,832
Capital markets	12,933	9,767	23,314	16,707
Service charges on deposit accounts	18,728	14,705	36,932	27,431
Gains (losses) on securities transactions, net	50	(1)	71	45
Fees from loan servicing	3,268	3,671	6,486	6,886
Gains on sales of loans, net	1,742	2,025	4,832	4,222
Bank owned life insurance	5,913	6,019	11,748	10,796
Other	9,652	8,932	18,866	18,892
Total non-interest income	73,711	62,604	142,547	120,898
Non-Interest Expense
Salary and employee benefits expense	150,432	145,422	306,147	288,040
Net occupancy expense	27,179	25,483	54,361	51,371
Technology, furniture and equipment expense	33,247	30,667	65,125	60,563
FDIC insurance assessment	11,691	12,192	22,167	25,059
Amortization of other intangible assets	6,268	7,427	13,187	15,446
Professional and legal fees	29,533	19,970	54,675	35,640
Loss on extinguishment of debt	—	922	—	922
Amortization of tax credit investments	16,157	9,134	32,171	18,454
Other	36,616	32,905	73,216	65,245
Total non-interest expense	311,123	284,122	621,049	560,740
Income Before Income Taxes	220,448	173,091	429,627	312,211
Income tax expense	49,563	39,924	94,829	72,986
Net Income	170,885	133,167	334,798	239,225
Dividends on preferred stock	7,316	6,948	14,533	13,903
Net Income Available to Common Shareholders	$163,569	$126,219	$320,265	$225,322

Earnings Per Common Share:
Basic	$0.30	$0.23	$0.58	$0.40
Diluted	0.29	0.22	0.57	0.40
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$170,885	$133,167	$334,798	$239,225
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(4,031)	8,496	(27,136)	35,708
Amounts reclassified to earnings	—	—	(7)	—
Total	(4,031)	8,496	(27,143)	35,708
Unrealized gains on derivatives (cash flow hedges)
Amounts reclassified to earnings	(125)	(221)	(248)	(439)
Total	(125)	(221)	(248)	(439)
Defined benefit pension and postretirement benefit plans
Gain arising during the period	2,299	—	2,299	—
Pension settlement gain reclassified to earnings	(169)	—	(169)	—
Amortization of actuarial net losses reclassified to earnings	12	88	23	176
Total	2,142	88	2,153	176
Total other comprehensive (loss) income	(2,014)	8,363	(25,238)	35,445
Total comprehensive income	$168,871	$141,530	$309,560	$274,670
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2026

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands, except for per share data)
Balance - December 31, 2025	$354,345	556,618	$196,730	$5,464,845	$1,912,933	$(74,379)	$(46,776)	$7,807,698
Net income	—	—	—	—	163,913	—	—	163,913
Other comprehensive loss, net of tax	—	—	—	—	—	(23,224)	—	(23,224)
Cash dividends declared:
Preferred stock, Series A, $0.49 per share	—	—	—	—	(2,242)	—	—	(2,242)
Preferred stock, Series B, $0.47 per share	—	—	—	—	(1,881)	—	—	(1,881)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(61,829)	—	—	(61,829)
Effect of stock incentive plan, net	—	1,699	—	(13,110)	(4,752)	—	19,066	1,204
Common stock repurchased	—	(4,000)	—	—	—	—	(52,102)	(52,102)
Balance - March 31, 2026	$354,345	554,317	$196,730	$5,451,735	$2,003,048	$(97,603)	$(79,812)	$7,828,443
Net income	—	—	—	—	170,885	—	—	170,885
Other comprehensive loss, net of tax	—	—	—	—	—	(2,014)	—	(2,014)
Cash dividends declared:
Preferred stock, Series A, $0.50 per share	—	—	—	—	(2,295)	—	—	(2,295)
Preferred stock, Series B, $0.48 per share	—	—	—	—	(1,927)	—	—	(1,927)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(61,673)	—	—	(61,673)
Effect of stock incentive plan, net	—	252	—	7,033	(1,022)	—	3,069	9,080
Common stock repurchased	—	(1,500)	—	—	—	—	(20,261)	(20,261)
Balance - June 30, 2026	$354,345	553,069	$196,730	$5,458,768	$2,103,922	$(99,617)	$(97,004)	$7,917,144

For the Six Months Ended June 30, 2025

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands, except for per share data)
Balance - December 31, 2024	$354,345	558,786	$195,998	$5,442,070	$1,598,048	$(155,334)	$—	$7,435,127
Net income	—	—	—	—	106,058	—	—	106,058
Other comprehensive income, net of tax	—	—	—	—	—	27,082	—	27,082
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,065)	—	—	(2,065)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(62,460)	—	—	(62,460)
Effect of stock incentive plan, net	—	1,492	522	2,686	—	—	—	3,208
Common stock repurchased	—	(250)	—	—	—	—	(2,162)	(2,162)
Balance - March 31, 2025	$354,345	560,028	$196,520	$5,444,756	$1,634,690	$(128,252)	$(2,162)	$7,499,897
Net income	—	—	—	—	133,167	—	—	133,167
Other comprehensive income, net of tax	—	—	—	—	—	8,363	—	8,363
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.51 per share	—	—	—	—	(2,057)	—	—	(2,057)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(62,466)	—	—	(62,466)
Effect of stock incentive plan, net	—	504	86	6,787	(3,540)	—	2,239	5,572
Common stock repurchased	—	(250)	—	—	—	—	(2,164)	(2,164)
Balance - June 30, 2025	$354,345	560,282	$196,606	$5,451,543	$1,694,903	$(119,889)	$(2,087)	$7,575,421

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$334,798	$239,225
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,838	19,922
Stock-based compensation	16,285	13,651
Provision for credit losses	50,420	100,460
Net accretion of discounts and amortization of premium on securities and borrowings	(6,538)	(3,618)
Amortization of other intangible assets	13,187	15,446
Losses on available for sale and held to maturity debt securities, net	10	11
Proceeds from sales of loans held for sale at fair value	78,724	90,628
Gains on sales of loans, net	(4,832)	(4,222)
Originations of loans held for sale	(73,560)	(80,509)
Gains on sales of assets, net	12	(187)
Loss on extinguishment of debt	—	922
Net change in:
Fair value of financial instruments hedged by derivative transactions	1,689	7,048
Trading debt securities	(26,493)	—
Lease right of use assets	14,989	(4,192)
Cash surrender value of bank owned life insurance	(11,403)	(10,464)
Accrued interest receivable	(6,806)	1,663
Other assets	(135,200)	151,240
Accrued expenses and other liabilities	110,056	(394,992)
Net cash provided by operating activities	373,176	142,032
Cash flows from investing activities:
Loans originated and purchased, net of principal collected	(2,375,514)	(680,904)
Equity securities:
Purchases	(6,811)	(6,938)
Sales and capital returns	616	715
Held to maturity debt securities:
Purchases	(434,016)	(159,213)
Maturities, calls and principal repayments	174,524	159,870
Available for sale debt securities:
Purchases	(478,400)	(682,591)
Maturities, calls and principal repayments	358,649	209,332
Death benefit proceeds from bank owned life insurance	7,263	7,012
Proceeds from sales of real estate property and equipment	1,220	2,277
Proceeds from sales of loans not originated for sale	10,644	—
Purchases of real estate property and equipment	(4,744)	(6,154)
Net cash used in investing activities	$(2,746,569)	$(1,156,594)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Net change in deposits	$1,938,385	$647,933
Net change in short-term borrowings	342,009	89,526
Proceeds from issuance of long-term borrowings, net	594,084	210,000
Repayments of long-term borrowings	(900,000)	(488,000)
Cash dividends paid to preferred shareholders	(14,533)	(13,903)
Cash dividends paid to common shareholders	(124,041)	(125,248)
Purchase of common shares related to stock compensation plan activity	(10,171)	(8,615)
Purchase of common shares to treasury	(71,896)	(4,326)
Common stock issued, net	3,705	3,744
Other, net	(825)	(257)
Net cash provided by financing activities	1,756,717	310,854
Net change in cash and cash equivalents	(616,676)	(703,708)
Cash and cash equivalents at beginning of year	1,583,565	1,890,125
Cash and cash equivalents at end of period	$966,889	$1,186,417

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$673,890	$769,206
Federal and state income taxes	69,195	34,099
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned, net	$2,461	$832
Transfer of loans to loans held for sale, net	—	10,200
Lease right of use assets obtained in exchange for operating lease liabilities	19,508	22,866

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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at June 30, 2026 and for all periods presented have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and industry practice have been condensed or omitted pursuant to rules and regulations of the SEC. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Valley’s Annual Report.
Significant Estimates. In preparing the unaudited consolidated financial statements in conformity with GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that require application of management’s most difficult, subjective or complex judgment and are particularly susceptible to change include: the allowance for credit losses, the evaluation of goodwill and other intangible assets for impairment, and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. Current economic conditions increase uncertainty in these estimates, and actual results could differ materially. Future amounts and values may also differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except for share and per share data)
Net income available to common shareholders	$163,569	$126,219	$320,265	$225,322
Basic weighted average number of common shares outstanding	553,740,562	560,336,610	554,753,527	559,976,939
Plus: Common stock equivalents	3,217,487	1,975,720	3,214,656	3,454,451
Diluted weighted average number of common shares outstanding	556,958,049	562,312,330	557,968,183	563,431,390
Earnings per common share:
Basic	$0.30	$0.23	$0.58	$0.40
Diluted	0.29	0.22	0.57	0.40

Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, as applicable, of RSUs and stock options to purchase Valley’s common shares. Stock options and RSUs with exercise and vesting prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation for the periods presented and therefore are excluded from the diluted earnings per share calculation. Potential anti-dilutive weighted common shares totaled approximately 226 thousand and 3.5 million for the three months ended June 30, 2026 and 2025, respectively, and 211 thousand and 798 thousand for the six months ended June 30, 2026 and 2025, respectively.
Note 3. Accumulated Other Comprehensive Loss
The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
March 31, 2026	$(87,665)	$297	$(10,235)	$(97,603)
Other comprehensive (loss) gain before reclassification	(4,031)	—	2,299	(1,732)
Amounts reclassified to earnings	—	(125)	(157)	(282)
Other comprehensive (loss) income, net	(4,031)	(125)	2,142	(2,014)
June 30, 2026	$(91,696)	$172	$(8,093)	$(99,617)

March 31, 2025	$(106,686)	$1,027	$(22,593)	$(128,252)
Other comprehensive income before reclassification	8,496	—	—	8,496
Amounts reclassified to earnings	—	(221)	88	(133)
Other comprehensive income (loss), net	8,496	(221)	88	8,363
June 30, 2025	$(98,190)	$806	$(22,505)	$(119,889)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
December 31, 2025	$(64,553)	$420	$(10,246)	$(74,379)
Other comprehensive (loss) gain before reclassification	(27,136)	—	2,299	(24,837)
Amounts reclassified to earnings	(7)	(248)	(146)	(401)
Other comprehensive (loss) income, net	(27,143)	(248)	2,153	(25,238)
June 30, 2026	$(91,696)	$172	$(8,093)	$(99,617)

December 31, 2024	$(133,898)	$1,245	$(22,681)	$(155,334)
Other comprehensive income before reclassification	35,708	—	—	35,708
Amounts reclassified to earnings	—	(439)	176	(263)
Other comprehensive income (loss), net	35,708	(439)	176	35,445
June 30, 2025	$(98,190)	$806	$(22,505)	$(119,889)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and six months ended June 30, 2026 and 2025:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Accumulated Other Comprehensive Loss	2026	2025	2026	2025	Income Statement Line Item
	(in thousands)
Unrealized gains on AFS securities before tax	$—	$—	$10	$—	Gains (losses) on securities transactions, net
Tax effect	—	—	(3)	—
Total net of tax	—	—	7	—
Unrealized gains on derivatives (cash flow hedges) before tax	173	304	344	605	Interest and fees on loans
Tax effect	(48)	(83)	(96)	(166)
Total net of tax	125	221	248	439
Defined benefit pension and postretirement benefit plans:
Pension settlement gain	234	—	234	—	Other non-interest expense
Tax effect	(65)	—	(65)	—
Total net of tax	169	—	169	—
Amortization of actuarial net losses	(16)	(121)	(31)	(242)	Other non-interest expense
Tax effect	4	33	8	66
Total net of tax	(12)	(88)	(23)	(176)
Total reclassifications, net of tax	$282	$133	$401	$263
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
ASU No. 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans,” amends the guidance in ASC 326 on the accounting for certain purchased loans. Under ASU No. 2025-08, entities must account for acquired loans that meet certain criteria of “purchased seasoned loans” at acquisition by recognizing them at their purchase price plus an allowance for expected credit losses (gross-up approach). The intent of the amendments is to align the accounting for purchased seasoned loans with the current accounting guidance under ASC 326 for purchased financial assets with credit deterioration (PCD assets). ASU No. 2025-08 is effective for interim and annual reporting periods beginning after December 15, 2026 with early adoption permitted. The amendments must be applied prospectively. ASU No. 2025-08 is currently not expected to have a significant impact on Valley's consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at June 30, 2026 and December 31, 2025. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$23,186	$23,186	$—	$—
Equity securities at net asset value (NAV)	9,239	—	—	—
Trading debt securities	26,493	26,493	—	—
Available for sale debt securities:
U.S. Treasury securities	226,998	226,998	—	—
U.S. government agency securities	38,699	—	38,699	—
Obligations of states and political subdivisions	197,354	—	197,354	—
Residential mortgage-backed securities	3,589,700	—	3,589,700	—
Corporate and other debt securities	239,397	—	239,397	—
Total available for sale debt securities	4,292,148	226,998	4,065,150	—
Loans held for sale (1)	4,940	—	4,940	—
Other assets (2)	265,370	—	265,370	—
Total assets	$4,621,376	$276,677	$4,335,460	$—
Liabilities
Other liabilities (2)	$264,214	$—	$264,214	$—
Total liabilities	$264,214	$—	$264,214	$—
Non-recurring fair value measurements:
Collateral dependent loans (3)	$113,921	$—	$—	$113,921
Foreclosed assets	4,868	—	—	4,868
Total	$118,789	$—	$—	$118,789

		Fair Value Measurements at Reporting Date Using:
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling $4.9 million and $8.1 million at June 30, 2026 and December 31, 2025, respectively.
(2)Derivative financial instruments are included in this category.
(3)Net of specific reserve allocations reported within the allowance for loan losses totaling $90.5 million and $82.0 million at June 30, 2026 and December 31, 2025, respectively.

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

Trading debt securities. Trading debt securities, consisting of U.S. Treasury securities, are reported at fair value utilizing Level 1 inputs.
Available for sale debt securities. U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. The majority of other investment securities are reported at fair value utilizing Level 2 inputs. The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom Valley has historically executed purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviews the data and assumptions used in pricing the securities by its third-party provider to ensure the highest level of significant inputs are derived from market observable data. In addition, Valley reviews the volume and level of activity for all AFS debt securities and attempts to identify transactions which may not be orderly or reflective of a significant level of activity and volume.
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at June 30, 2026 and December 31, 2025 based on the short duration these assets were held and their credit quality.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the SOFR curve at June 30, 2026 and December 31, 2025. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at June 30, 2026 and December 31, 2025), is determined based on the current market prices for similar instruments. The fair value of a credit default swap related to a portion of Valley's automobile loan portfolio is based on estimated discounted cash flows that incorporate market data for auto credit loss forecasts and anticipated cash outflows for the instrument's premium payments. The fair value of most of the derivatives incorporates credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at June 30, 2026 and December 31, 2025. See Note 12 for additional details on Valley's derivatives.
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
Collateral dependent loans. Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all the repayment is expected from the sale of collateral. Collateral dependent loans are reported at the fair value of the underlying collateral when the fair value is lower than the recorded investment in the loan. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At June 30, 2026, certain collateral dependent loans were individually re-measured and reported at fair value (net carrying amount) through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. Collateral dependent loans with amortized cost of $204.4 million (including taxi medallion loans totaling $42.5 million), were reduced by specific allowance for loan loss allocations totaling $90.5 million to a reported total net carrying amount of $113.9 million at June 30, 2026.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of an asset occur, the asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. Fair value re-measurements of foreclosed assets resulted in write-downs totaling $1.0 million for both the three and six months ended June 30, 2026.
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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at June 30, 2026 and December 31, 2025 were as follows:

	Fair Value Hierarchy	June 30, 2026		December 31, 2025
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$388,741	$388,741	$315,166	$315,166
Interest bearing deposits with banks	Level 1	578,148	578,148	1,268,399	1,268,399
Equity securities (1)	Level 3	56,116	56,116	49,371	49,371
Held to maturity debt securities:
U.S. government agency securities	Level 2	290,828	248,786	292,269	253,062
Obligations of states and political subdivisions	Level 2	380,713	357,745	353,875	333,834
Residential mortgage-backed securities	Level 2	2,973,477	2,654,518	2,732,752	2,431,987
Trust preferred securities	Level 2	36,115	31,720	36,103	30,689
Corporate and other debt securities	Level 2	76,811	75,581	81,572	80,031
Total held to maturity debt securities (2)		3,757,944	3,368,350	3,496,571	3,129,603
Net loans (3)	Level 3	51,885,401	50,923,077	49,571,352	47,868,967
Accrued interest receivable	Level 1	250,703	250,703	243,897	243,897
FRB and FHLB stock (4)	Level 2	336,645	336,645	339,484	339,484
Financial liabilities
Deposits without stated maturities	Level 1	41,215,970	41,215,970	40,758,970	40,758,970
Deposits with stated maturities	Level 2	12,902,637	12,896,051	11,424,123	11,465,247
Short-term borrowings	Level 2	433,484	431,249	91,475	88,468
Long-term borrowings	Level 2	2,607,222	2,547,300	2,908,579	2,916,674
Junior subordinated debentures issued to capital trusts	Level 2	57,977	50,174	57,803	53,050
Accrued interest payable (5)	Level 1	89,342	89,342	89,683	89,683

(1)Represents equity securities without a readily determinable fair value, which are measured based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Total changes in the valuation of equity securities were immaterial for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Includes non-performing loans held for sale carried at lower of cost (or market) of $8.8 million at June 30, 2026 and $18.0 million at December 31, 2025, respectively.
(4)Included in other assets.
(5)Included in accrued expenses and other liabilities.
Note 6. Investment Securities
Equity Securities
Equity securities totaled $88.5 million and $82.8 million at June 30, 2026 and December 31, 2025, respectively. See Note 5 for further details on equity securities.
Trading Debt Securities
The fair value of trading debt securities totaled $26.5 million at June 30, 2026. We had no investment securities classified as trading debt securities at December 31, 2025. Net trading gains are included in net gains and losses on securities transactions within non-interest income. Valley had immaterial net trading gains for both the six months ended June 30, 2026 and 2025.

Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities at June 30, 2026 and December 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2026
U.S. Treasury securities	$251,614	$—	$(24,616)	$226,998
U.S. government agency securities	40,224	24	(1,549)	38,699
Obligations of states and political subdivisions:
Obligations of states and state agencies	43,331	—	(681)	42,650
Municipal bonds	184,575	3	(29,874)	154,704
Total obligations of states and political subdivisions	227,906	3	(30,555)	197,354
Residential mortgage-backed securities	3,653,256	14,329	(77,885)	3,589,700
Corporate and other debt securities	244,585	2,036	(7,224)	239,397
Total	$4,417,585	$16,392	$(141,829)	$4,292,148
December 31, 2025
U.S. Treasury securities	$250,494	$226	$(22,233)	$228,487
U.S. government agency securities	41,026	35	(1,117)	39,944
Obligations of states and political subdivisions:
Obligations of states and state agencies	44,079	—	(646)	43,433
Municipal bonds	181,883	1	(31,937)	149,947
Total obligations of states and political subdivisions	225,962	1	(32,583)	193,380
Residential mortgage-backed securities	3,541,284	36,238	(63,444)	3,514,078
Corporate and other debt securities	231,876	1,781	(7,328)	226,329
Total	$4,290,642	$38,281	$(126,705)	$4,202,218

Accrued interest on investments, which is excluded from the amortized cost of AFS debt securities, totaled $18.9 million and $18.2 million at June 30, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The age of unrealized losses and fair value of the related AFS debt securities at June 30, 2026 and December 31, 2025 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2026
U.S. Treasury securities	$98,582	$(1,445)	$128,416	$(23,171)	$226,998	$(24,616)
U.S. government agency securities	17,848	(133)	19,717	(1,416)	37,565	(1,549)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	5,180	(681)	5,180	(681)
Municipal bonds	1,685	(25)	144,755	(29,849)	146,440	(29,874)
Total obligations of states and political subdivisions	1,685	(25)	149,935	(30,530)	151,620	(30,555)
Residential mortgage-backed securities	1,344,626	(13,743)	468,565	(64,142)	1,813,191	(77,885)
Corporate and other debt securities	45,218	(532)	122,893	(6,692)	168,111	(7,224)
Total	$1,507,959	$(15,878)	$889,526	$(125,951)	$2,397,485	$(141,829)
December 31, 2025
U.S. Treasury securities	$—	$—	$128,232	$(22,233)	$128,232	$(22,233)
U.S. government agency securities	—	—	20,754	(1,117)	20,754	(1,117)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	5,453	(646)	5,453	(646)
Municipal bonds	—	—	141,083	(31,937)	141,083	(31,937)
Total obligations of states and political subdivisions	—	—	146,536	(32,583)	146,536	(32,583)
Residential mortgage-backed securities	118,263	(234)	650,985	(63,210)	769,248	(63,444)
Corporate and other debt securities	12,741	(9)	132,307	(7,319)	145,048	(7,328)
Total	$131,004	$(243)	$1,078,814	$(126,462)	$1,209,818	$(126,705)
Within the AFS debt securities portfolio, the total number of security positions in an unrealized loss position was 680 and 602 at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, the fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $1.0 billion.

Contractual Maturities
The contractual maturities of AFS debt securities at June 30, 2026 are set forth in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	June 30, 2026
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$5,970	$5,941
Due after one year through five years	247,676	241,442
Due after five years through ten years	238,772	233,405
Due after ten years	271,911	221,660
Residential mortgage-backed securities	3,653,256	3,589,700
Total	$4,417,585	$4,292,148
The weighted average remaining expected life for AFS residential mortgage-backed securities was 5.49 years at June 30, 2026.
Impairment Analysis of Available For Sale Debt Securities
Valley's AFS debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These securities may pose a higher risk of future impairment due to economic uncertainty and potential adverse effects on issuers’ performance.
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley also evaluated AFS debt securities that were in an unrealized loss position as of June 30, 2026 included in the tables above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, there was no impairment recognized during the three and six months ended June 30, 2026 and 2025.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of these securities prior to recovery of their amortized cost basis. None of the AFS debt securities were past due as of June 30, 2026 and December 31, 2025. As a result, there was no allowance for credit losses for AFS debt securities at June 30, 2026 and December 31, 2025.

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of HTM debt securities at June 30, 2026 and December 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
June 30, 2026
U.S. government agency securities	$290,828	$24	$(42,066)	$248,786	$—	$290,828
Obligations of states and political subdivisions:
Obligations of states and state agencies	57,749	374	(3,438)	54,685	1	57,748
Municipal bonds	322,964	38	(19,942)	303,060	200	322,764
Total obligations of states and political subdivisions	380,713	412	(23,380)	357,745	201	380,512
Residential mortgage-backed securities	2,973,477	5,438	(324,397)	2,654,518	—	2,973,477
Trust preferred securities	36,115	—	(4,395)	31,720	410	35,705
Corporate and other debt securities	76,811	4	(1,234)	75,581	133	76,678
Total	$3,757,944	$5,878	$(395,472)	$3,368,350	$744	$3,757,200
December 31, 2025
U.S. government agency securities	$292,269	$19	$(39,226)	$253,062	$—	$292,269
Obligations of states and political subdivisions:
Obligations of states and state agencies	60,801	504	(3,293)	58,012	2	60,799
Municipal bonds	293,074	43	(17,295)	275,822	134	292,940
Total obligations of states and political subdivisions	353,875	547	(20,588)	333,834	136	353,739
Residential mortgage-backed securities	2,732,752	11,050	(311,815)	2,431,987	—	2,732,752
Trust preferred securities	36,103	—	(5,414)	30,689	425	35,678
Corporate and other debt securities	81,572	—	(1,541)	80,031	173	81,399
Total	$3,496,571	$11,616	$(378,584)	$3,129,603	$734	$3,495,837
Accrued interest on investments, which is excluded from the amortized cost of HTM debt securities, totaled $13.2 million and $12.3 million at June 30, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. HTM debt securities are carried net of an allowance for credit losses (as shown in the table above).

The age of unrealized losses and fair value of related HTM debt securities at June 30, 2026 and December 31, 2025 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
June 30, 2026
U.S. government agency securities	$—	$—	$232,530	$(42,066)	$232,530	$(42,066)
Obligations of states and political subdivisions:
Obligations of states and state agencies	9,178	(133)	30,021	(3,305)	39,199	(3,438)
Municipal bonds	55,956	(5,944)	143,223	(13,998)	199,179	(19,942)
Total obligations of states and political subdivisions	65,134	(6,077)	173,244	(17,303)	238,378	(23,380)
Residential mortgage-backed securities	556,551	(6,848)	1,721,951	(317,549)	2,278,502	(324,397)
Trust preferred securities	—	—	31,721	(4,395)	31,721	(4,395)
Corporate and other debt securities	—	—	28,077	(1,234)	28,077	(1,234)
Total	$621,685	$(12,925)	$2,187,523	$(382,547)	$2,809,208	$(395,472)
December 31, 2025
U.S. government agency securities	$—	$—	$235,027	$(39,226)	$235,027	$(39,226)
Obligations of states and political subdivisions:
Obligations of states and state agencies	8,974	(161)	32,537	(3,132)	41,511	(3,293)
Municipal bonds	18,237	(1,777)	176,687	(15,518)	194,924	(17,295)
Total obligations of states and political subdivisions	27,211	(1,938)	209,224	(18,650)	236,435	(20,588)
Residential mortgage-backed securities	23,866	(152)	1,837,989	(311,663)	1,861,855	(311,815)
Trust preferred securities	—	—	30,689	(5,414)	30,689	(5,414)
Corporate and other debt securities	10,471	(29)	64,560	(1,512)	75,031	(1,541)
Total	$61,548	$(2,119)	$2,377,489	$(376,465)	$2,439,037	$(378,584)
Within the HTM securities portfolio, the total number of security positions in an unrealized loss position was 672 and 667 at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, the fair value of HTM debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $836.8 million.
Contractual Maturities
The contractual maturities of investments in HTM debt securities at June 30, 2026 are set forth in the table below. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	June 30, 2026
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$63,671	$63,663
Due after one year through five years	62,696	61,800
Due after five years through ten years	171,687	163,482
Due after ten years	486,413	424,887
Residential mortgage-backed securities	2,973,477	2,654,518
Total	$3,757,944	$3,368,350
The weighted average remaining expected life for HTM residential mortgage-backed securities was 8.85 years at June 30, 2026.
Credit Quality Indicators
Valley monitors the credit quality of the HTM debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of HTM debt securities by external credit rating at June 30, 2026 and December 31, 2025.

	AAA/AA/A Rated	BBB rated	Non-rated	Total
	(in thousands)
June 30, 2026
U.S. government agency securities	$290,828	$—	$—	$290,828
Obligations of states and political subdivisions:
Obligations of states and state agencies	44,905	—	12,844	57,749
Municipal bonds	230,942	—	92,022	322,964
Total obligations of states and political subdivisions	275,847	—	104,866	380,713
Residential mortgage-backed securities	2,973,477	—	—	2,973,477
Trust preferred securities	—	—	36,115	36,115
Corporate and other debt securities	—	—	76,811	76,811
Total	$3,540,152	$—	$217,792	$3,757,944
December 31, 2025
U.S. government agency securities	$292,269	$—	$—	$292,269
Obligations of states and political subdivisions:
Obligations of states and state agencies	47,458	—	13,343	60,801
Municipal bonds	239,905	—	53,169	293,074
Total obligations of states and political subdivisions	287,363	—	66,512	353,875
Residential mortgage-backed securities	2,732,752	—	—	2,732,752
Trust preferred securities	—	—	36,103	36,103
Corporate and other debt securities	—	3,000	78,572	81,572
Total	$3,312,384	$3,000	$181,187	$3,496,571
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At June 30, 2026, most of the obligations of states and political subdivisions were rated investment grade and a portion of the “non-rated” category included municipal bonds secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

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
The following table details the activity in the allowance for credit losses for HTM securities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Beginning balance	$746	$633	$734	$647
(Credit) provision for credit losses	(2)	4	10	(10)
Ending balance	$744	$637	$744	$637
There were no net charge-offs of HTM debt securities in the respective periods presented in the table above.
Note 7. Loans and Allowance for Credit Losses for Loans
The details of the loan portfolio as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Loans:
Commercial and industrial	$11,961,242	$10,961,519
Commercial real estate:
Commercial real estate	27,873,726	26,772,749
Construction	2,475,109	2,471,233
Total commercial real estate loans	30,348,835	29,243,982
Residential mortgage	5,982,941	5,826,192
Consumer:
Home equity	728,623	687,680
Automobile	2,150,089	2,184,600
Other consumer	1,295,521	1,232,755
Total consumer loans	4,174,233	4,105,035
Total loans	$52,467,251	$50,136,728
Total loans include net unearned discounts and deferred loan fees of $19.9 million and $17.4 million at June 30, 2026 and December 31, 2025, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $215.3 million and $209.5 million at June 30, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

Loan Portfolio Sales and Transfers to Loans Held for Sale
There were no transfers of loans from the held for investment loan portfolio to loans held for sale during the six months ended June 30, 2026. During the first quarter of 2026, Valley sold a non-performing commercial real estate loan relationship totaling $9.1 million that was transferred from the held for investment loan portfolio to loans held for sale during the fourth quarter of 2025. The sale resulted in the recognition of a $767 thousand net gain during the six months ended June 30, 2026. See Valley’s Annual Report for details regarding transfers and sales of loans for the year ended December 31, 2025.
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
Credit Quality
The following table presents past due, current, and non-accrual loans without an allowance for loan losses by loan portfolio class at June 30, 2026 and December 31, 2025:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
June 30, 2026
Commercial and industrial	$5,083	$2,748	$3,527	$147,731	$159,089	$11,802,153	$11,961,242	$16,428
Commercial real estate:
Commercial real estate	106,034	—	5,454	256,081	367,569	27,506,157	27,873,726	194,607
Construction	1,752	—	—	9,139	10,891	2,464,218	2,475,109	—
Total commercial real estate loans	107,786	—	5,454	265,220	378,460	29,970,375	30,348,835	194,607
Residential mortgage	22,154	6,495	5,223	42,992	76,864	5,906,077	5,982,941	29,237
Consumer loans:
Home equity	1,379	97	—	6,460	7,936	720,687	728,623	2,622
Automobile	9,119	2,814	1,007	210	13,150	2,136,939	2,150,089	—
Other consumer	5,476	993	855	16	7,340	1,288,181	1,295,521	—
Total consumer loans	15,974	3,904	1,862	6,686	28,426	4,145,807	4,174,233	2,622
Total	$150,997	$13,147	$16,066	$462,629	$642,839	$51,824,412	$52,467,251	$242,894

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2025
Commercial and industrial	$11,177	$1,274	$—	$138,321	$150,772	$10,810,747	$10,961,519	$21,132
Commercial real estate:
Commercial real estate	72,810	—	212	236,221	309,243	26,463,506	26,772,749	177,372
Construction	—	—	—	9,140	9,140	2,462,093	2,471,233	—
Total commercial real estate loans	72,810	—	212	245,361	318,383	28,925,599	29,243,982	177,372
Residential mortgage	21,615	10,181	3,300	44,424	79,520	5,746,672	5,826,192	28,320
Consumer loans:
Home equity	1,813	620	—	5,530	7,963	679,717	687,680	2,008
Automobile	10,827	1,328	611	279	13,045	2,171,555	2,184,600	—
Other consumer	1,780	3,321	459	23	5,583	1,227,172	1,232,755	—
Total consumer loans	14,420	5,269	1,070	5,832	26,591	4,078,444	4,105,035	2,008
Total	$120,022	$16,724	$4,582	$433,938	$575,266	$49,561,462	$50,136,728	$228,832
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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at June 30, 2026 and December 31, 2025, as well as the gross loan charge-offs by year of origination for the six months ended June 30, 2026 and for the year ended December 31, 2025:

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$983,702	$1,324,496	$1,066,910	$536,920	$486,773	$820,951	$6,051,460	$6,532	$11,277,744
Special Mention	—	2,202	15,738	25,977	12,704	17,989	115,345	7,156	197,111
Substandard	3,503	9,068	41,456	31,125	57,415	79,516	190,335	26,987	439,405
Doubtful	—	—	—	4,096	—	42,044	842	—	46,982
Total commercial and industrial	$987,205	$1,335,766	$1,124,104	$598,118	$556,892	$960,500	$6,357,982	$40,675	$11,961,242
Commercial real estate
Risk Rating:
Pass	$2,671,281	$3,202,290	$1,529,892	$2,313,592	$4,706,311	$10,069,598	$482,388	$9,526	$24,984,878
Special Mention	1,911	7,637	139,063	181,535	254,143	374,659	92,553	30,613	1,082,114
Substandard	—	3,938	34,500	151,316	351,101	1,122,826	97,296	—	1,760,977
Doubtful	—	—	—	—	—	45,757	—	—	45,757
Total commercial real estate	$2,673,192	$3,213,865	$1,703,455	$2,646,443	$5,311,555	$11,612,840	$672,237	$40,139	$27,873,726
Construction
Risk Rating:
Pass	$339,346	$736,849	$350,644	$215,951	$208,217	$102,005	$331,133	$—	$2,284,145
Special Mention	—	4,495	16,358	—	1,160	13,219	57,639	6,895	99,766
Substandard	—	—	389	—	39,857	10,178	7,783	32,991	91,198
Total construction	$339,346	$741,344	$367,391	$215,951	$249,234	$125,402	$396,555	$39,886	$2,475,109
Gross loan charge-offs	$—	$232	$1,820	$733	$567	$32,601	$4,857	$—	$40,810

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,501,570	$1,333,581	$676,608	$511,649	$343,565	$500,972	$5,438,418	$8,600	$10,314,963
Special Mention	1,475	13,426	4,767	18,941	10,050	13,064	151,511	6,964	220,198
Substandard	3,071	4,735	26,196	60,885	3,327	78,607	172,627	23,988	373,436
Doubtful	—	—	4,717	—	—	46,631	1,574	—	52,922
Total commercial and industrial	$1,506,116	$1,351,742	$712,288	$591,475	$356,942	$639,274	$5,764,130	$39,552	$10,961,519
Commercial real estate
Risk Rating:
Pass	$3,179,469	$1,802,585	$2,501,008	$4,926,062	$3,406,631	$7,387,804	$576,394	$20,952	$23,800,905
Special Mention	4,617	90,876	218,532	154,578	112,038	305,609	116,595	30,943	1,033,788
Substandard	—	98,560	175,780	312,117	365,371	818,034	125,261	—	1,895,123
Doubtful	—	—	3,060	—	29,133	10,740	—	—	42,933
Total commercial real estate	$3,184,086	$1,992,021	$2,898,380	$5,392,757	$3,913,173	$8,522,187	$818,250	$51,895	$26,772,749
Construction
Risk Rating:
Pass	$712,797	$494,598	$215,960	$266,072	$50,397	$50,442	$368,005	$17,474	$2,175,745
Special Mention	4,261	31,142	9,329	2,859	28,205	—	78,494	6,973	161,263
Substandard	—	390	—	39,077	1,638	8,535	51,620	32,965	134,225
Total construction	$717,058	$526,130	$225,289	$308,008	$80,240	$58,977	$498,119	$57,412	$2,471,233
Gross loan charge-offs	$1,979	$7,048	$4,031	$21,122	$15,471	$29,715	$23,458	$15,921	$118,745

For residential mortgage, home equity, automobile and other consumer loan portfolio classes, Valley evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of June 30, 2026 and December 31, 2025, as well as the gross loan charge-offs by year of origination for the six months ended June 30, 2026 and for the year ended December 31, 2025:

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$406,564	$598,212	$353,938	$360,693	$1,178,351	$2,986,001	$77,029	$7	$5,960,795
90 days or more past due	—	515	4,816	1,986	1,331	12,817	—	681	22,146
Total residential mortgage	$406,564	$598,727	$358,754	$362,679	$1,179,682	$2,998,818	$77,029	$688	$5,982,941
Consumer loans
Home equity
Performing	$11,863	$22,202	$15,802	$21,014	$30,915	$57,169	$560,780	$6,259	$726,004
90 days or more past due	—	—	244	324	1,089	710	15	237	2,619
Total home equity	11,863	22,202	16,046	21,338	32,004	57,879	560,795	6,496	728,623
Automobile
Performing	$426,951	$863,060	$473,798	$168,441	$149,041	$67,450	$—	$—	$2,148,741
90 days or more past due	61	660	229	153	115	130	—	—	1,348
Total automobile	427,012	863,720	474,027	168,594	149,156	67,580	—	—	2,150,089
Other consumer
Performing	$2,344	$3,551	$8,973	$15,385	$11,063	$72,522	$1,169,259	$11,783	$1,294,880
90 days or more past due	5	15	6	—	42	18	491	64	641
Total other consumer	2,349	3,566	8,979	15,385	11,105	72,540	1,169,750	11,847	1,295,521
Total consumer	$441,224	$889,488	$499,052	$205,317	$192,265	$197,999	$1,730,545	$18,343	$4,174,233
Gross loan charge-offs	$26	$1,300	$997	$575	$346	$3,336	$—	$37	$6,617

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$604,433	$373,656	$384,909	$1,222,224	$1,339,378	$1,792,530	$83,562	$—	$5,800,692
90 days or more past due	—	3,829	1,053	1,956	4,435	13,546	—	681	25,500
Total residential mortgage	$604,433	$377,485	$385,962	$1,224,180	$1,343,813	$1,806,076	$83,562	$681	$5,826,192
Consumer loans
Home equity
Performing	$23,659	$18,041	$23,970	$33,368	$9,142	$51,005	$518,208	$7,566	$684,959
90 days or more past due	—	98	498	1,004	—	558	—	563	2,721
Total home equity	23,659	18,139	24,468	34,372	9,142	51,563	518,208	8,129	687,680
Automobile
Performing	$1,036,932	$594,866	$219,316	$209,781	$98,805	$24,078	$—	$—	$2,183,778
90 days or more past due	170	184	137	85	79	167	—	—	822
Total automobile	1,037,102	595,050	219,453	209,866	98,884	24,245	—	—	2,184,600
Other consumer
Performing	$5,327	$10,098	$17,242	$12,441	$4,563	$62,516	$1,100,473	$19,962	$1,232,622
90 days or more past due	—	—	5	2	—	17	—	109	133
Total other consumer	5,327	10,098	17,247	12,443	4,563	62,533	1,100,473	20,071	1,232,755
Total consumer	$1,066,088	$623,287	$261,168	$256,681	$112,589	$138,341	$1,618,681	$28,200	$4,105,035
Gross loan charge-offs	$760	$2,181	$1,163	$1,041	$466	$2,727	$—	$625	$8,963

Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties.
The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty at June 30, 2026 that were modified during the three and six months ended June 30, 2026 and 2025, disaggregated by class of financing receivable and type of modification.

	Interest rate reduction	Term Extension	Term extension and interest rate reduction	Term Extension and Principal Forgiveness	Other than Insignificant Payment Delay	Total	% of Total Loan Class
	($ in thousands)
Three Months Ended June 30, 2026
Commercial and industrial	$—	$20,704	$7,394	$—	$—	$28,098	0.23%
Commercial real estate	74	7,713	—	—	108,184	115,971	0.42
Residential mortgage	—	—	—	—	80	80	—
Total	$74	$28,417	$7,394	$—	$108,264	$144,149	0.27%
Three Months Ended June 30, 2025
Commercial and industrial	$—	$8,306	$—	$—	$—	$8,306	0.08%
Commercial real estate	—	3,020	4,008	—	—	7,028	0.03
Total	$—	$11,326	$4,008	$—	$—	$15,334	0.03%

Six Months Ended June 30, 2026
Commercial and industrial	$—	$72,798	$7,394	$—	$17,737	$97,929	0.82%
Commercial real estate	74	7,713	—	—	108,639	116,426	0.42
Residential mortgage	—	1,115	—	—	502	1,617	0.03
Home equity	—	—	—	—	25	25	—
Total	$74	$81,626	$7,394	$—	$126,903	$215,997	0.41%
Six Months Ended June 30, 2025
Commercial and industrial	$—	$10,304	$—	$—	$5,610	$15,914	0.15%
Commercial real estate	—	10,413	4,008	20,760	396	35,577	0.14
Total	$—	$20,717	$4,008	$20,760	$6,006	$51,491	0.10%

The following table describes the types of modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025:

	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Principal Forgiveness (in thousands)	Weighted Average Payment Deferral (in months)
Three Months Ended June 30, 2026
Commercial and industrial	4.75%	11	$—	—
Commercial real estate	2.50	13	—	8
Residential mortgage	—	—	—	12
Three Months Ended June 30, 2025
Commercial and industrial	—%	18	$—	—
Commercial real estate	5.50	3	—	—

Six Months Ended June 30, 2026
Commercial and industrial	4.75%	43	$—		10
Commercial real estate	2.50	13	—		8
Residential mortgage	—	60	—		9
Home equity	—	—	—		6
Six Months Ended June 30, 2025
Commercial and industrial	—%	17	$—		6
Commercial real estate	5.50	26	17,500	*	6

*    Relates to one loan that was partially charged off during the fourth quarter 2024 with the subsequent execution of the corresponding principal forgiveness completed in the first quarter 2025.

Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the aging analysis of loans that have been modified within the previous 12 months at June 30, 2026 and 2025.

	Current		30-89 Days Past Due	90 Days or More Past Due		Total
June 30, 2026	(in thousands)
Commercial and industrial	$135,968	*	$—	$—		$135,968
Commercial real estate	133,996	*	—	5,454		139,450
Residential mortgage	2,528	*	906	—		3,434
Home equity	26		—	—		26
Total	$272,518		$906	$5,454		$278,878
June 30, 2025
Commercial and industrial	$75,699	*	$—	$—		$75,699
Commercial real estate	250,109	*	—	—		250,109
Residential mortgage	1,187	*	—	95	*	1,282
Home equity	40		—	—		40
Total	$327,035		$—	$95		$327,130

*    Includes non-accrual loans.
The following table provides the amortized cost basis of loans to borrowers experiencing financial difficulty that had a payment default during the six months ended June 30, 2026 and were modified in the 12 months before the default. There were no payment defaults of such loans during the six months ended June 30, 2025.

Term Extension
Six Months Ended June 30, 2026
Commercial real estate	$5,454
Total	$5,454
Loans in process of foreclosure. OREO balance totaled $4.1 million and $4.5 million at June 30, 2026 and December 31, 2025, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $3.0 million and $3.4 million at June 30, 2026 and December 31, 2025, respectively.
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

The following table presents collateral dependent loans by class as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$164,930	$159,594
Commercial real estate	250,548	225,982
Residential mortgage	29,483	28,569
Home equity	2,622	2,008
Total	$447,583	$416,153

*    Includes non-accrual loans collateralized by taxi medallions totaling $42.5 million and $47.1 million at June 30, 2026 and December 31, 2025, respectively.
Allowance for Credit Losses for Loans
The allowance for credit losses for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments.
The following table summarizes the ACL for loans at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$590,600	$583,400
Allowance for unfunded credit commitments	16,320	12,700
Total allowance for credit losses for loans	$606,920	$596,100
The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$28,146	$39,129	$46,790	$100,428
Provision (credit) for unfunded credit commitments	1,020	(1,334)	3,620	42
Total provision for credit losses for loans	$29,166	$37,795	$50,410	$100,470

The following table details the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2026 and 2025:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended June 30, 2026
Allowance for loan losses:
Beginning balance	$186,143	$324,793	$51,700	$21,864	$584,500
Loans charged-off	(9,838)	(14,434)	—	(3,354)	(27,626)
Charged-off loans recovered	1,669	2,790	41	1,080	5,580
Net (charge-offs) recoveries	(8,169)	(11,644)	41	(2,274)	(22,046)
Provision (credit) for loan losses	20,936	5,919	(2,836)	4,127	28,146
Ending balance	$198,910	$319,068	$48,905	$23,717	$590,600
Three Months Ended June 30, 2025
Allowance for loan losses:
Beginning balance	$184,700	$321,662	$48,906	$22,932	$578,200
Loans charged-off	(25,189)	(14,623)	(46)	(2,213)	(42,071)
Charged-off loans recovered	2,789	643	37	773	4,242
Net charge-offs	(22,400)	(13,980)	(9)	(1,440)	(37,829)
Provision (credit) for loan losses	11,115	27,297	(67)	784	39,129
Ending balance	$173,415	$334,979	$48,830	$22,276	$579,500

Six Months Ended June 30, 2026
Allowance for loan losses:
Beginning balance	$180,865	$327,426	$53,529	$21,580	$583,400
Loans charged-off	(12,620)	(28,190)	—	(6,617)	(47,427)
Charged-off loans recovered	3,067	3,137	124	1,509	7,837
Net (charge-offs) recoveries	(9,553)	(25,053)	124	(5,108)	(39,590)
Provision (credit) for loan losses	27,598	16,695	(4,748)	7,245	46,790
Ending balance	$198,910	$319,068	$48,905	$23,717	$590,600
Six Months Ended June 30, 2025
Allowance for loan losses:
Beginning balance	$173,002	$304,148	$58,895	$22,805	$558,850
Loans charged-off	(53,645)	(28,046)	(46)	(4,353)	(86,090)
Charged-off loans recovered	3,599	892	205	1,616	6,312
Net (charge-offs) recoveries	(50,046)	(27,154)	159	(2,737)	(79,778)
Provision (credit) for loan losses	50,459	57,985	(10,224)	2,208	100,428
Ending balance	$173,415	$334,979	$48,830	$22,276	$579,500

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at June 30, 2026 and December 31, 2025.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
June 30, 2026
Allowance for loan losses:
Individually evaluated for credit losses	$79,405	$11,116	$20	$—	$90,541
Collectively evaluated for credit losses	119,505	307,952	48,885	23,717	500,059
Total	$198,910	$319,068	$48,905	$23,717	$590,600
Loans:
Individually evaluated for credit losses	$164,930	$250,548	$29,483	$2,622	$447,583
Collectively evaluated for credit losses	11,796,312	30,098,287	5,953,458	4,171,611	52,019,668
Total	$11,961,242	$30,348,835	$5,982,941	$4,174,233	$52,467,251
December 31, 2025
Allowance for loan losses:
Individually evaluated for credit losses	$71,188	$10,777	$22	$—	$81,987
Collectively evaluated for credit losses	109,677	316,649	53,507	21,580	501,413
Total	$180,865	$327,426	$53,529	$21,580	$583,400
Loans:
Individually evaluated for credit losses	$159,594	$225,982	$28,569	$2,008	$416,153
Collectively evaluated for credit losses	10,801,925	29,018,000	5,797,623	4,103,027	49,720,575
Total	$10,961,519	$29,243,982	$5,826,192	$4,105,035	$50,136,728
Note 8. Goodwill and Other Intangible Assets
The carrying amounts of goodwill allocated to Valley's reporting units at both June 30, 2026 and December 31, 2025, were as follows:

Reporting Unit *
Wealth Management	Consumer Banking	Commercial Banking	Total
(in thousands)
$78,142	$349,646	$1,441,148	$1,868,936

*    The Wealth Management and Consumer Banking reporting units are both components of the overall Consumer Banking operating segment, which is further described in Note 15.
During the second quarter 2026, Valley performed the annual goodwill impairment test at its normal assessment date, which resulted in no impairment of goodwill. During the six months ended June 30, 2026, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and six months ended June 30, 2026 and 2025.

The following table summarizes other intangible assets as of June 30, 2026 and December 31, 2025:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
June 30, 2026
Loan servicing rights	$130,114	$(110,636)	$19,478
Core deposits	205,870	(158,297)	47,573
Other	50,393	(28,245)	22,148
Total other intangible assets	$386,377	$(297,178)	$89,199
December 31, 2025
Loan servicing rights	$128,603	$(108,833)	$19,770
Core deposits	215,620	(159,128)	56,492
Other	50,393	(25,780)	24,613
Total other intangible assets	$394,616	$(293,741)	$100,875
Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the period of the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing rights into groupings based on risk characteristics and assesses each group for impairment based on fair value. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no impairment of loan servicing rights recognized during the three and six months ended June 30, 2026 and 2025.
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
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. There was no impairment of core deposits and other intangibles recognized during the three and six months ended June 30, 2026 and 2025.
The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2026 through 2030:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2026	$1,277	$8,304	$2,340
2027	2,348	13,544	4,205
2028	2,079	10,117	3,633
2029	1,837	7,500	3,081
2030	1,621	4,914	2,584
Valley recognized amortization expense on other intangible assets totaling approximately $6.3 million and $7.4 million for the three months ended June 30, 2026 and 2025, respectively, and $13.2 million and $15.4 million for the six months ended June 30, 2026 and 2025, respectively.

Note 9. Deposits
The scheduled maturities of time deposits as of June 30, 2026 were as follows:

Year	Amount
(in thousands)
2026	$7,008,022
2027	4,946,836
2028	825,486
2029	86,912
2030	12,890
Thereafter	22,491
Total time deposits	$12,902,637
Note 10. Borrowed Funds
Short-Term Borrowings
Short-term borrowings at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
FHLB advances	$375,000	$—
Securities sold under agreements to repurchase	58,484	91,475
Total short-term borrowings	$433,484	$91,475
The weighted average interest rate for short-term FHLB advances was 3.94 percent at June 30, 2026.
Long-Term Borrowings
Long-term borrowings at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
FHLB advances	$1,963,604	$2,463,604
Subordinated debt, net *	643,618	444,975
Total long-term borrowings	$2,607,222	$2,908,579

*	Subordinated debt is reported net of debt issuance costs at both June 30, 2026 and December 31, 2025 and fair value hedging adjustment at December 31, 2025.
FHLB advances. Long-term FHLB advances had a weighted average interest rate of 4.31 percent and 4.42 percent at June 30, 2026 and December 31, 2025, respectively. FHLB advances are secured by pledges of certain eligible collateral, including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at June 30, 2026 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2026	$1,804
2027	1,066,800
2028	645,000
2029	250,000
Total long-term FHLB advances	$1,963,604
The FHLB advances reported in the table above are not callable for early redemption.
Subordinated debt. On May 14, 2026, Valley issued $500 million of 6.219 percent fixed-to-floating rate subordinated notes due June 1, 2036. Interest on the subordinated notes during the initial five-year term through June 1, 2031, is payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2026. Thereafter, interest will be set based on three-month term SOFR plus 243 basis points and paid quarterly through maturity of the notes. At June 30, 2026, the subordinated notes had a carrying value of $494.2 million, net of $5.8 million of unamortized debt issuance costs.
On June 15, 2026, Valley executed the full early redemption of its $300 million of 3.00 percent fixed-to-floating rate subordinated notes originally due June 15, 2031. The notes were redeemed at their par value with no gain or loss recognized on this transaction. Concurrently, an interest rate swap associated with the fixed interest rate period of the $300.0 million subordinated notes expired on the redemption date. See Note 12 for further details.
There were no other new issuances or maturities, calls or principal repayments of subordinated debt during the six months ended June 30, 2026.
See Note 9 in Valley’s Annual Report for additional information on Valley's $150 million of 6.25 percent fixed-to-floating rate subordinated notes issued on September 20, 2022 and due September 30, 2032 that also remained outstanding at June 30, 2026.
Note 11. Stock–Based Compensation
Valley maintains an incentive compensation plan to provide long-term incentives to officers, employees and non-employee directors whose contributions are essential to the continued growth and success of Valley. Under the plan, Valley may issue awards in amounts up to 14.5 million shares, subject to certain adjustments. As of June 30, 2026, 4.8 million shares of common stock were available for issuance under the plan.
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

The table below summarizes RSU awards granted and average grant date fair values for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Award shares granted:
Performance-based RSUs	—	92,801	649,187	741,409
Time-based RSUs	183,248	571,060	2,723,797	3,076,997
Average grant date fair value per share:
Performance-based RSUs	$—	$9.87	$14.46	$10.91
Time-based RSUs	$13.21	$8.90	$13.32	$9.76
Stock award fair values are expensed over the shorter of the vesting or required service period. Valley recorded total stock-based compensation expense of $8.6 million and $6.8 million for the three months ended June 30, 2026 and 2025, respectively, and $16.3 million and $13.7 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the unrecognized amortization expense for all stock-based employee compensation totaled approximately $61.5 million. This expense will be recognized over an average remaining vesting period of approximately 2.0 years. See Note 11 in Valley’s Annual Report for additional information on the stock-based compensation awards.
Note 12. Derivative Instruments and Hedging Activities
Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest and currency rates.
Cash Flow Hedges of Interest Rate Risk. Valley’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, Valley has used interest rate swaps, from time to time, as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the payment of either fixed or variable-rate amounts in exchange for the receipt of variable or fixed rate amounts from a counterparty, respectively.
Fair Value Hedges of Fixed Rate Assets and Liabilities. Valley is exposed to changes in the fair value of certain fixed rate assets and liabilities due to changes in interest rates and uses interest rate swaps to manage the exposure to changes in fair value. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.
During the second quarter 2026, Valley entered into four interest rate swap agreements with a combined notional value of $204.3 million to hedge the fair value of certain fixed rate brokered time deposits. Valley will receive fixed rate amounts ranging from 3.73 percent to 3.93 percent, in exchange for variable rate payments based on the Floating SOFR Overnight Indexed Swap compound rate. The swaps have expiration dates ranging from December 2026 through August 2028.
During the second quarter 2026, 6 of 11 forward-starting interest rate swap agreements executed in 2024, with a combined notional value of $269.5 million, expired. The remaining five swap agreements executed in 2024 have a combined notional value of $210.8 million and expiration dates ranging from April 2027 to June 2027. Additionally, an interest rate swap agreement with a notional amount of $300 million to hedge the change in the fair value of Valley's 3.00 percent fixed-to-floating rate subordinated notes expired on June 15, 2026. See Note 14 to Valley's Annual Report for additional information regarding Valley's fair value hedges.

Subsequent Fair Value Hedge Transactions
In July 2026, Valley entered into five interest rate swap agreements with a combined notional value of $239.0 million to hedge the fair value of certain fixed rate brokered time deposits. Valley will receive fixed rate amounts ranging from 3.93 percent to 4.16 percent, in exchange for variable rate payments based on the Floating SOFR Overnight Indexed Swap compound rate. The swaps have expiration dates ranging from February 2027 through December 2027.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks share the risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the type of participation. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value of credit derivatives are recognized directly in earnings. At June 30, 2026, Valley had 91 credit swaps with an aggregate notional amount of $972.1 million related to risk participation agreements.
At June 30, 2026, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the Constant Maturity Swap rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand-alone swap tends to move in opposite directions with changes in the three-month Term SOFR rate and, therefore, provide an effective economic hedge.
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
Valley enters into foreign currency forward and option contracts primarily to accommodate customers. These derivatives are not designated as hedging instruments. Upon the origination of certain foreign currency denominated transactions (including foreign currency holdings and non-U.S. dollar denominated loans) with a client, we enter into a respective hedging contract with a third-party financial institution to mitigate the economic impact of foreign currency exchange rate fluctuation.
During 2024, Valley entered into a credit default swap related to approximately $1.5 billion in automobile loans primarily to enhance the risk profile of these assets for regulatory capital purposes. The covered loans have a total remaining balance of $471.9 million within Valley's $2.2 billion automobile loan portfolio at June 30, 2026. The credit default swap is a free-standing contract measured at fair value with resulting gains or losses recognized in non-interest expense. The premium amortization expense associated with the credit protection totaling $881 thousand and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $3.8 million for the six months ended June 30, 2026 and 2025, respectively, was recorded within other expense reported in non-interest expense.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	June 30, 2026			December 31, 2025
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedge interest rate swaps	$932	$263	$415,088	$1,319	$4,088	$780,322
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$238,836	$238,692	$19,540,317	$162,191	$161,911	$18,685,777
Foreign currency derivatives	25,575	25,082	3,133,435	19,140	18,031	2,343,733
Mortgage banking derivatives	27	125	28,350	23	78	25,718
Credit default swap	—	52	471,914	—	54	653,459
Total derivatives not designated as hedging instruments	$264,438	$263,951	$23,174,016	$181,354	$180,074	$21,708,687
Total derivative financial instruments	$265,370	$264,214	$23,589,104	$182,673	$184,162	$22,489,009

* Other derivative contracts include risk participation agreements.
Gains included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, related to previously terminated interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Amount of gain reclassified from accumulated other comprehensive loss to interest income	$173	$304	$344	$605
The accumulated after-tax gains related to the previously terminated cash flow hedges included in accumulated other comprehensive loss were $172 thousand and $420 thousand at June 30, 2026 and December 31, 2025, respectively. The entire after-tax gain of $172 thousand will be reclassified from accumulated other comprehensive loss to interest income during the remainder of 2026.

Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Derivative - interest rate swaps:
Interest expense	$541	$2,155	764	6,724
Hedged items - loans, time deposits and subordinated debt:
Interest income	$—	$(161)	$—	$(322)
Interest expense	(731)	(2,194)	(919)	(6,726)
The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at June 30, 2026 and December 31, 2025.

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Asset/ Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/Liability
	(in thousands)
June 30, 2026
Time deposits	$415,244	$173
December 31, 2025
Time deposits	$483,348	$3,044
Long-term borrowings *	295,842	(3,790)

*    Net carrying amount includes unamortized debt issuance costs of $368 thousand at December 31, 2025.
The net (losses) gains included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$(102)	$(1,930)	$795	$(4,989)
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $9.6 million and $8.3 million for the three months ended June 30, 2026 and 2025, respectively, and $19.2 million and $14.0 million for the six months ended June 30, 2026 and 2025, respectively.
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

Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of June 30, 2026, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The total combined fair value of all derivative financial instruments with credit risk-related contingent features was in a net asset position at June 30, 2026. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.
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
The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of June 30, 2026 and December 31, 2025.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
June 30, 2026
Assets
Interest rate swaps and other contracts	$239,768	$—	$239,768	$—	$(189,890)	$49,878
Liabilities
Interest rate swaps and other contracts	$238,955	$—	$238,955	$—	$(145)	$238,810
December 31, 2025
Assets
Interest rate swaps and other contracts	$163,510	$—	$163,510	$—	$(152,030)	$11,480
Liabilities
Interest rate swaps and other contracts	$165,999	$—	$165,999	$—	$(44,844)	$121,155

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

The following table presents the balances of Valley’s affordable housing tax credit investments and other tax credit investments at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Other assets:
Affordable housing tax credit investments, net	$26,812	$28,665
Other tax credit investments, net	515,528	471,961
Total tax credit investments, net	$542,340	$500,626
The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Components of income tax expense:
Affordable housing tax credits and other tax benefits	$1,644	$2,151	$3,360	$3,376
Other tax credit investment credits and tax benefits	18,058	10,120	35,642	21,009
Total reduction in income tax expense	$19,702	$12,271	$39,002	$24,385
Amortization of tax credit investments:
Affordable housing tax credit investment losses	$996	$1,050	$2,255	$1,750
Affordable housing tax credit investment impairment losses	171	374	339	739
Other tax credit investment losses	4,333	3,622	6,547	4,394
Other tax credit investment impairment losses	10,657	4,088	23,030	11,571
Total amortization of tax credit investments recorded in non-interest expense	$16,157	$9,134	$32,171	$18,454
Note 15. Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other.

The CEO of Valley is the Chief Operating Decision Maker who assesses performance of each operating segment to better understand their cost, opportunity value and impact to Valley's consolidated earnings. Each operating segment is reviewed routinely for its asset growth, contribution to our income before income taxes, return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments. No changes to the operating segments were determined necessary during the six months ended June 30, 2026.
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
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to operating segments. Other non-interest income items and general expenses are allocated from Treasury and Corporate Other to each operating segment utilizing a methodology that involves an allocation of operating and funding costs based on each segment's respective mix of average interest earning assets outstanding for the period, number of deposits, or direct allocation to the segments based on the nature of income and expense. Unallocated items included in Treasury and Corporate Other consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as other non-core items, such as corporate restructuring charges and loss on extinguishment of debt.
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

The following tables represent the financial data for Valley’s operating segments and Treasury and Corporate Other for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$11,449,774	$40,434,399	$9,173,189	$61,057,362

Interest income	$138,739	$595,979	$94,657	$829,375
Interest expense	64,199	226,717	51,435	342,351
Net interest income	74,540	369,262	43,222	487,024
Provision (credit) for credit losses	1,291	27,875	(2)	29,164
Net interest income after provision for credit losses	73,249	341,387	43,224	457,860
Non-interest income	34,409	33,572	5,730	73,711
Non-interest expense
Salary and employee benefits expense	33,216	101,271	15,945	150,432
Net occupancy expense	5,178	17,952	4,049	27,179
Technology, furniture and equipment expense	6,884	22,055	4,308	33,247
FDIC insurance assessment	2,581	9,110	—	11,691
Professional and legal fees	5,791	19,616	4,126	29,533
Other segment items *	22,274	14,993	21,774	59,041
Total non-interest expense	75,924	184,997	50,202	311,123
Income (loss) before income taxes	$31,734	$189,962	$(1,248)	$220,448
Return on average interest earning assets (pre-tax)	1.11%	1.88%	(0.05)%	1.44%
Net interest margin	2.61%	3.66%	1.89%	3.19%

	Three Months Ended June 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,428,625	$38,604,012	$8,520,987	$57,553,624

Interest income	$130,616	$588,422	$85,974	$805,012
Interest expense	68,915	248,524	55,165	372,604
Net interest income	61,701	339,898	30,809	432,408
Provision for credit losses	717	37,078	4	37,799
Net interest income after provision for credit losses	60,984	302,820	30,805	394,609
Non-interest income	32,192	24,999	5,413	62,604
Non-interest expense
Salary and employee benefits expense	32,294	99,173	13,955	145,422
Net occupancy expense	4,772	16,960	3,751	25,483
Technology, furniture and equipment expense	6,266	20,469	3,932	30,667
FDIC insurance assessment	2,650	9,542	—	12,192
Professional and legal fees	3,344	14,191	2,435	19,970
Loss on extinguishment of debt	—	—	922	922
Other segment items *	12,021	17,337	20,108	49,466
Total non-interest expense	61,347	177,672	45,103	284,122
Income (loss) before income taxes	$31,829	$150,147	$(8,885)	$173,091
Return on average interest earning assets (pre-tax)	1.22%	1.56%	(0.42)%	1.20%
Net interest margin	2.37%	3.52%	1.45%	3.01%

	Six Months Ended June 30, 2026
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$11,358,861	$39,720,389	$9,312,571	$60,391,821

Interest income	$274,302	$1,167,802	$189,995	$1,632,099
Interest expense	126,685	443,002	103,863	673,550
Net interest income	147,617	724,800	86,132	958,549
Provision for credit losses	2,497	47,913	10	50,420
Net interest income after provision for credit losses	145,120	676,887	86,122	908,129
Non-interest income	65,602	64,795	12,150	142,547
Non-interest expense
Salary and employee benefits expense	65,925	204,100	36,122	306,147
Net occupancy expense	10,371	35,660	8,330	54,361
Technology, furniture and equipment expense	13,677	42,793	8,655	65,125
FDIC insurance assessment	4,929	17,238	—	22,167
Professional and legal fees	10,373	35,713	8,589	54,675
Other segment items *	36,261	37,287	45,026	118,574
Total non-interest expense	141,536	372,791	106,722	621,049
Income (loss) before income taxes	$69,186	$368,891	$(8,450)	$429,627
Return on average interest earning assets (pre-tax)	1.22%	1.86%	(0.18)%	1.42%
Net interest margin	2.60%	3.65%	1.85%	3.17%

	Six Months Ended June 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,428,621	$38,416,202	$8,379,663	$57,224,486

Interest income	$253,079	$1,168,318	$168,367	$1,589,764
Interest expense	134,357	494,934	107,960	737,251
Net interest income	118,722	673,384	60,407	852,513
(Credit) provision for credit losses	(8,016)	108,486	(10)	100,460
Net interest income after provision for credit losses	126,738	564,898	60,417	752,053
Non-interest income	66,546	44,001	10,351	120,898
Non-interest expense
Salary and employee benefits expense	64,268	202,163	21,609	288,040
Net occupancy expense	9,477	34,417	7,477	51,371
Technology, furniture and equipment expense	12,503	40,322	7,738	60,563
FDIC insurance assessment	5,350	19,709	—	25,059
Professional and legal fees	6,243	25,134	4,263	35,640
Loss on extinguishment of debt	—	—	922	922
Other segment items *	26,307	32,780	40,058	99,145
Total non-interest expense	124,148	354,525	82,067	560,740
Income (loss) before income taxes	$69,136	$254,374	$(11,299)	$312,211
Return on average interest earning assets (pre-tax)	1.33%	1.32%	(0.27)%	1.09%
Net interest margin	2.27%	3.50%	1.44%	2.98%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.
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
Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “intend,” “should,” “expect,” “believe,” “position,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “would,” “could,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated in these forward-looking statements include, but are not limited to:
•the impact of market interest rates and monetary and fiscal policies of the U.S. federal government and its agencies in connection with prolonged inflationary pressures, which could have a material adverse effect on our clients, our business, our employees, and our ability to provide services to our customers;
•the impact of unfavorable macroeconomic conditions or downturns, including instability or volatility in financial markets resulting from the impact of tariffs/import fees and other trade policies and practices, any retaliatory actions, changes in energy commodity prices, related market uncertainty, or other factors; U.S. government debt default or rating downgrade; unanticipated loan delinquencies; loss of collateral; decreased service revenues; increased business disruptions or failures; reductions in employment; and other potential negative effects on our business, employees or clients caused by factors outside of our control, such as new legislation and policy changes under the current U.S. presidential administration, any shutdown of the U.S. federal government, geopolitical instabilities or events, including ongoing conflicts in the Middle East, natural and other disasters, including severe weather events and other climate-related risks, health emergencies, acts of terrorism, or other external events;
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
•results of examinations by the OCC, the FRB, the CFPB and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write down assets, reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
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

A detailed discussion of factors that could affect our results is included in our SEC filings, including Item 1A. “Risk Factors” of Valley's Annual Report.
We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations, except as required by law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Critical Accounting Estimates
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At June 30, 2026, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report, and there have been no material changes in such policies and estimates since the date of Valley’s Annual Report.
New Authoritative Accounting Guidance
See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At June 30, 2026, Valley had consolidated total assets of approximately $66.3 billion, total net loans of $51.9 billion, total deposits of $54.1 billion and total shareholders’ equity of $7.9 billion. Valley operates many convenient branch and commercial banking office locations nationwide and serves clients across New Jersey, New York, Florida, Alabama, California, Illinois, Pennsylvania and Arizona. Of our current network of 228 branches, 55 percent, 18 percent, and 19 percent of the branches are located in New Jersey, New York, and Florida, respectively, with the remaining 8 percent of the branches in Alabama, California, and Illinois combined.
Financial Condition. During the second quarter 2026, we continued to expand our business and grow the balance sheet in a responsible manner to best perform in the current economic environment, while also prudently managing the overall risk of our loan portfolio. The following items are highlights at June 30, 2026.
•Deposits: Total deposit balances increased $1.3 billion to $54.1 billion at June 30, 2026 as compared to $52.9 billion at March 31, 2026. Direct customer deposits increased $1.1 billion during the second quarter 2026 mainly due to inflows from retail CD offerings and growth in our commercial customer deposits. Non-interest bearing deposits increased $298.6 million reflecting continued expansion of relationships with commercial banking customers during the second quarter 2026. See the “Deposits and Other Borrowings” section for more details.
•Loans: Total loans increased $1.6 billion, or 12.9 percent on an annualized basis, to $52.5 billion at June 30, 2026 from March 31, 2026 mostly due to increases of $857.2 million and $638.9 million in commercial and industrial loans and total commercial real estate loans, respectively. Loan originations from a range of relationship-driven small to midsize clients continued to drive the growth in commercial and industrial loans during the second quarter 2026, while new owner occupied and select multifamily loan originations were the primary contributors to the growth in the commercial real estate loan portfolio at

June 30, 2026. Our CRE loan concentration ratio (defined as total commercial real estate loans held for investment and held for sale, excluding owner occupied loans, as a percentage of total risk-based capital) continued to decline to 317 percent at June 30, 2026 from 329 percent at March 31, 2026 largely due to organic capital accretion and a $200 million increase in (Tier 2) total risk-based capital related to our issuance of subordinated notes during the second quarter 2026. Based on our current loan growth and regulatory capital targets, we expect a continued gradual reduction of the CRE loan concentration ratio over the second half of 2026. See further details of our loan activities under the “Loan Portfolio” section below.
•Allowance for Credit Losses for Loans: The ACL for loans totaled $606.9 million and $599.8 million at June 30, 2026 and March 31, 2026, respectively, representing 1.16 percent and 1.18 percent of total loans at each respective date. During the second quarter 2026, we recorded a provision for credit losses for loans of $29.2 million as compared to $21.2 million and $37.8 million for the first quarter 2026 and second quarter 2025, respectively. See the “Allowance for Credit Losses for Loans” section for additional information.
•Credit Quality: Net loan charge-offs totaled $22.0 million for the second quarter 2026 as compared to $17.5 million and $37.8 million for the first quarter 2026 and second quarter 2025, respectively. Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) increased $52.3 million to $180.2 million, or 0.34 percent of total loans, at June 30, 2026 as compared to $127.9 million, or 0.25 percent of total loans, at March 31, 2026. The increase was mainly due to a few larger CRE loans within the 30 to 59 days past due delinquency category. Non-accrual loans totaled $462.6 million, or 0.88 percent of total loans, at June 30, 2026 as compared to $432.6 million, or 0.85 percent of total loans, at March 31, 2026. See the “Non-Performing Assets” section for additional information.
•Liquid Assets: Our liquid assets totaled $5.6 billion at both June 30, 2026 and March 31, 2026, representing 9.1 percent and 9.4 percent of interest earning assets at each respective period end. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. See the “Bank Liquidity” section for additional information.
•Regulatory Capital and Shareholders' Equity: Total shareholders' equity increased $88.7 million to $7.9 billion at June 30, 2026 as compared to March 31, 2026. Valley's total risk-based capital, CET1 (common equity Tier 1) capital, Tier 1 capital and Tier 1 leverage capital ratios were 13.77 percent, 10.71 percent, 11.37 percent, and 9.49 percent, respectively, at June 30, 2026 as compared to 13.66 percent, 10.91 percent, 11.60 percent and 9.56 percent, respectively, at March 31, 2026. During the second quarter 2026, we repurchased a total of 1.5 million shares of our common stock at an average price of $13.40 under our current stock repurchase plan. Currently, we expect that Valley's CET1 capital ratio will remain near the midpoint of the 10.50 to 11.00 percent range previously disclosed in Valley's Annual Report through December 31, 2026. See the “Capital Adequacy” section below for more information.
Quarterly Results. Net income for the second quarter 2026 was $170.9 million, or $0.29 per diluted common share, as compared to $133.2 million, or $0.22 per diluted common share, for the second quarter 2025. The $37.7 million increase in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:
•a $54.6 million increase in net interest income mainly driven by lower interest rates on most interest bearing deposit products and higher average loan and investment securities balances for the second quarter 2026, partially offset by lower yields largely on adjustable-rate loans;
•an $11.1 million increase in non-interest income that was largely generated by strong transactional income from the capital markets, service charges on deposit accounts, and wealth management and trust fee categories; and
•an $8.6 million decrease in our provision for credit losses mostly due to lower commercial and industrial loan charge-offs as compared to one year ago and a decline in quantitative reserves largely within certain commercial real estate loan categories; which were partially offset by:

•a $27.0 million increase in non-interest expense primarily due to increased investments in talent (largely focused in the commercial and consumer banking and technology areas) and enhancements in our business model and technology transformation efforts, as well as higher tax credit amortization; and
•a $9.6 million increase in income taxes mainly due to higher pre-tax income, partially offset by increased investments in tax credits.
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense” and “Income Taxes” sections below for more details on the impact of the items above and other infrequent non-core items impacting our second quarter 2026 results.
U.S. Economic Conditions. During the second quarter 2026, real GDP increased at an estimated annual rate of 1.5 percent as compared to an increase of 2.1 percent during the first quarter 2026. The decrease from the first quarter 2026 was mainly driven by a decline in government spending, exports, and gross private domestic investment, partly offset by an increase in consumer spending. Imports increased more in the second quarter than in the first quarter. Inflation increased to 4.2 percent in the second quarter 2026 as compared to 2.7 percent for the first quarter 2026, primarily driven by higher energy and gasoline prices associated with ongoing geopolitical tensions.
In June and July 2026, the FOMC maintained the target range for the federal funds rate at 3.50 - 3.75 percent, unchanged since December 2025. However, the prolonged high level of inflation remains a central focus and could result in future monetary policy actions by the FOMC.
The 10-year U.S. Treasury note yield ended the second quarter 2026 at 4.42 percent, or 12 basis points higher as compared to the first quarter 2026, and the 2-year U.S. Treasury note yield ended the second quarter 2026 at 4.14 percent, or 35 basis points higher as compared to the first quarter 2026.
Total loans and leases for U.S. commercial banks increased 2.0 percent in the second quarter 2026 compared to 2.1 percent in the first quarter 2026. Commercial and industrial loans increased by 3.6 percent, while commercial real estate loans increased 0.8 percent from the first quarter 2026 to second quarter 2026. Overall, most banks reported tightening of underwriting standards on commercial real estate loans and commercial and industrial loans.
The economic outlook during the second quarter of 2026 was characterized by moderating economic growth, a gradually softening labor market, continuing geopolitical tensions, and ongoing uncertainty regarding U.S. fiscal, trade and monetary policy. While consumer spending and business activity generally remained resilient, concerns regarding slower employment growth, elevated government deficits, and the potential economic effects of evolving trade policies and global conflicts contributed to increased caution among businesses and investors. Inflationary pressures continued to moderate; however, volatility in energy markets and other external factors created uncertainty regarding the timing and extent of future interest rate adjustments. These macroeconomic conditions have contributed to a more uncertain operating environment for banking institutions and may affect loan demand, credit performance, deposit trends, and capital markets activity. Should economic conditions weaken or financial market volatility increase, our customers, business operations, and financial results could be adversely affected, as discussed elsewhere in this MD&A.
Deposits and Other Borrowings
We define cumulative deposit beta as the change in our cost of total deposits relative to the change in the average Fed Funds (upper bound) rate. The Federal Reserve started an interest rate decrease cycle during the third quarter 2024. Our cumulative deposit beta in this current interest rate decrease cycle (between June 30, 2024 and June 30, 2026) was 51 percent. The deposit beta in the second quarter 2026 was mainly driven by the mix shift of our deposit balances discussed further below. See the “Net Interest Income” section for additional details on the changes in our cost of deposits during the second quarter 2026.
Total average deposits increased by $801.1 million to $53.2 billion for the second quarter 2026 as compared to the first quarter 2026. Average time deposit balances increased $654.4 million from the first quarter 2026 mainly due to deposits generated from targeted retail CD offerings throughout the second quarter 2026, as well as higher balances of brokered CDs. Average non-interest bearing deposits also increased $430.7 million to $12.4 billion for the second quarter 2026 as compared to the first quarter 2026 mostly due to the continued successful expansion of our commercial banking customer relationships. Average savings, NOW and money market deposits decreased $283.9 million to $28.9 billion for the second quarter 2026 as compared to the first quarter 2026 mainly due to repayments of floating rate sweep account balances within brokered deposits, partially offset by additional deposits generated from commercial deposit accounts. Average non-interest-bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 55 percent, and 22 percent of total deposits for the second quarter 2026, respectively, as compared to 23 percent, 56 percent, and 21 percent of total deposits for the first quarter 2026, respectively.
Actual ending balances for deposits increased $1.3 billion to $54.1 billion at June 30, 2026 from March 31, 2026 mainly due to increases of $1.5 billion and $298.6 million in time and non-interest bearing deposits, respectively, partially offset by a $506.1 million decline in the savings, NOW and money market deposit category. The increase in time deposits was largely driven by our targeted retail CD offerings and higher indirect customer CD balances at June 30, 2026. The increase in non-interest bearing deposits was mainly due to continued deposit inflows from commercial banking customers during the second quarter 2026. The decrease in savings, NOW and money market deposits from March 31, 2026 was mainly driven by lower brokered sweep and governmental account balances at June 30, 2026. Total indirect customer deposits (mainly consisting of brokered time and money market deposits) totaled $5.3 billion and $5.1 billion at June 30, 2026 and March 31, 2026, respectively. During the second quarter 2026, we entered into fair value interest rate swap transactions with a combined notional value of $204.3 million that effectively converted a portion of our fixed rate brokered time deposits to variable interest rates through their contractual maturity dates. See Note 12 to the consolidated financial statements for additional information. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 53 percent and 24 percent of total deposits at June 30, 2026 as compared to 23 percent, 55 percent and 22 percent at March 31, 2026.
The following table summarizes CDs included in time deposits in excess of the FDIC insurance limit by maturity at June 30, 2026:

June 30, 2026
(in thousands)
Less than three months	$1,059,816
Three to six months	666,650
Six to twelve months	1,084,996
More than twelve months	150,143
Total	$2,961,605
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $15.0 billion, or 28 percent of total deposits, at both June 30, 2026 and March 31, 2026.
We currently expect total deposit growth for the full-year 2026 to be near the high end of the 5 to 7 percent range previously disclosed in Valley's Annual Report. While we maintained a diversified commercial and consumer deposit base at June 30, 2026, deposit gathering initiatives and our current deposit base could be challenged due to increased market competition, changes in customer behavior, including attractive non-deposit investment alternatives, and other factors. As a result, we cannot guarantee that we will be able to increase or maintain deposit levels at or near those reported at June 30, 2026. Management continuously monitors liquidity and all available funding sources, including non-deposit borrowings discussed below. See the “Liquidity and Cash Requirements” section of this MD&A for additional information.

The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Average short-term borrowings:
FHLB advances	$584,890	$—	$128,846	$294,061	$185,083
Securities sold under repurchase agreements	66,677	70,698	61,052	68,676	60,873
Federal funds purchased	22,527	1,111	6,593	11,879	5,801
Total	$674,094	$71,809	$196,491	$374,616	$251,757

Average long-term borrowings:
FHLB advances	$1,970,747	$2,345,826	$2,456,681	$2,157,250	$2,378,819
Subordinated debt	656,100	445,806	632,166	551,534	640,407
Junior subordinated debentures issued to capital trusts	57,934	57,847	57,587	57,891	57,544
Total	$2,684,781	$2,849,479	$3,146,434	$2,766,675	$3,076,770
Average short-term borrowings for the second quarter 2026 increased $602.3 million from the first quarter 2026 and increased $477.6 million from the second quarter 2025. The increases were mainly driven by the issuance of new FHLB advances primarily used as a short-term funding source for loan originations during the second quarter 2026.
Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) decreased $164.7 million and $461.7 million as compared to the first quarter 2026 and second quarter 2025, respectively. The decrease from the first quarter 2026 was mainly due to contractual maturities and repayments of the FHLB advances and, to a lesser extent, Valley's full early redemption of $300 million of its 3.00 percent fixed-to-floating rate subordinated notes on June 15, 2026, partially offset by Valley's issuance of $500 million of 6.219 percent fixed-to-floating rate subordinated notes in May 2026.
Actual ending balances of short-term borrowings increased $369.6 million to $433.5 million at June 30, 2026 from March 31, 2026 due to $375 million of short-term FHLB advances outstanding at June 30, 2026, partially offset by a modest decline in securities sold under repurchase agreements. Long-term borrowings totaled $2.6 billion at June 30, 2026 and increased $46.3 million as compared to March 31, 2026. The increase was mainly attributable to the aforementioned issuance of $500 million of subordinated notes and $100 million of long-term FHLB advances, partially offset by the redemption of the 3.00 percent subordinated notes and the repayment of matured FHLB advances during the second quarter 2026. See Note 10 to the consolidated financial statements for additional information.
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

The following table presents our annualized performance ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selected Performance Indicators	($ in thousands)
GAAP measures:
Net income, as reported	$170,885	$133,167	$334,798	$239,225
Return on average assets	1.04%	0.86%	1.03%	0.77%
Return on average shareholders’ equity	8.65	7.08	8.50	6.39
Non-GAAP measures:
Net income, as adjusted	$172,846	$134,415	$341,736	$240,481
Return on average assets, as adjusted	1.05%	0.87%	1.05%	0.78%
Return on average shareholders' equity, as adjusted	8.75	7.15	8.67	6.42
Return on average tangible common shareholders' equity (ROATCE)	11.91	10.02	11.74	9.07
ROATCE, as adjusted	12.05	10.12	11.98	9.12
Efficiency ratio, as adjusted	52.11	55.20	52.60	55.53

	June 30, 2026	December 31, 2025
Common Equity Per Share Data:
Book value per common share (GAAP)	$13.67	$13.39
Tangible book value per common share (non-GAAP)	10.13	9.85
Non-GAAP Reconciliations to GAAP Financial Measures
Adjusted net income is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income, as reported (GAAP)	$170,885	$133,167	$334,798	$239,225
Non-GAAP adjustments:
Add: Restructuring charge (1)	2,513	800	8,202	800
Add: Litigation reserve (2)	230	—	1,492	—
Add: Losses on available for sale and held to maturity debt securities, net (3)	—	—	10	11
Add: Loss on extinguishment of debt	—	922	—	922
Total non-GAAP adjustments to net income	$2,743	$1,722	$9,704	$1,733
Income tax adjustments related to non-GAAP adjustments (4)	(782)	(474)	(2,766)	(477)
Net income, as adjusted (non-GAAP)	$172,846	$134,415	$341,736	$240,481

(1)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(2)	Represents the change in legal reserves and settlement charges included in professional and legal fees.
(3)	Included in gains (losses) on securities transactions, net.
(4)	Calculated using the appropriate blended statutory tax rate for the applicable period.
In addition to the items used to calculate net income, as adjusted, in the table above, our net income is, from time to time, impacted by fluctuations in the overall level of capital markets income, wealth management and trust fees, and net gains on sales of loans. These amounts can vary widely from period to period due to, among other factors, commercial loan customer demand for certain interest rate swap products, brokerage and tax credit investment advisory activities and the amount and timing of residential mortgage loans originated for sale. See the “Non-Interest Income” section below for more details.
Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Net income, as adjusted (non-GAAP)	$172,846	$134,415	$341,736	$240,481
Average assets (GAAP)	$65,584,823	$62,106,945	$64,891,306	$61,806,614
Annualized return on average assets, as adjusted (non-GAAP)	1.05%	0.87%	1.05%	0.78%
Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Net income, as adjusted (non-GAAP)	$172,846	$134,415	$341,736	$240,481
Average shareholders' equity (GAAP)	$7,901,688	$7,524,231	$7,878,746	$7,491,395
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	8.75%	7.15%	8.67%	6.42%
ROATCE and adjusted ROATCE are computed by dividing net income and adjusted net income (excluding intangible amortization, net of tax), respectively, by average tangible common shareholders’ equity calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Net income available to common shareholders, as reported (GAAP)	$163,569	$126,219	$320,265	$225,322
Add: Amortization of other intangible assets (net of tax), other than loan servicing rights	4,247	5,120	8,993	10,739
Net income available to common shareholders excluding intangible amortization (non-GAAP)	167,816	131,339	329,258	236,061
Average shareholders’ equity (GAAP)	$7,901,688	$7,524,231	$7,878,746	$7,491,395
Less: Average preferred shareholders equity	354,345	354,345	354,345	354,345
Less: Average goodwill (net of deferred tax liability)	1,858,851	1,859,614	1,858,851	1,859,614
Less: Average intangible assets (net of deferred tax liability), other than loan servicing rights	51,387	69,367	54,218	72,748
Average tangible common shareholders' equity (non-GAAP)	$5,637,105	$5,240,905	$5,611,332	$5,204,688
ROATCE (non-GAAP)	11.91%	10.02%	11.74%	9.07%
Net income available to common shareholders, as adjusted (non-GAAP)	$165,530	$127,467	$327,203	$226,578
Add: Amortization of other intangible assets (net of tax), other than loan servicing rights	4,247	5,120	8,993	10,739
Net income available to common shareholders excluding intangible amortization (non-GAAP)	169,777	132,587	336,196	237,317
Average tangible common shareholders' equity (non-GAAP)	$5,637,105	$5,240,905	$5,611,332	$5,204,688
ROATCE, as adjusted (non-GAAP)	12.05%	10.12%	11.98%	9.12%

The efficiency ratio is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$311,123	$284,122	$621,049	$560,740

Less: Restructuring charge (pre-tax) (1)	2,513	800	8,202	800
Less: Amortization of tax credit investments (pre-tax)	16,157	9,134	32,171	18,454
Less: Litigation reserve (pre-tax) (2)	230	—	1,492	—
Less: Loss on extinguishment of debt (pre-tax)	—	922	—	922
Total non-interest expense, as adjusted (non-GAAP)	$292,223	$273,266	$579,184	$540,564
Net interest income, as reported (GAAP)	487,024	432,408	958,549	852,513
Total non-interest income, as reported (GAAP)	73,711	62,604	142,547	120,898
Add: Losses on available for sale and held to maturity debt securities, net (pre-tax) (3)	—	—	10	11
Gross operating income, as adjusted (non-GAAP)	$560,735	$495,012	$1,101,106	$973,422
Efficiency ratio (non-GAAP)	52.11%	55.20%	52.60%	55.53%

(1)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(2)	Represents the change in legal reserves and settlement charges included in professional and legal fees.
(3)	Included in gains (losses) on securities transactions, net.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	June 30, 2026	December 31, 2025
	($ in thousands, except for share data)
Common shares outstanding	553,069,100	556,618,021
Shareholders’ equity (GAAP)	$7,917,144	$7,807,698
Less: Preferred stock	354,345	354,345
Less: Goodwill and other intangible assets	1,958,135	1,969,811
Tangible common shareholders’ equity (non-GAAP)	$5,604,664	$5,483,542
Book value per common share (GAAP)	$13.67	$13.39
Tangible book value per common share (non-GAAP)	$10.13	$9.85
Net Interest Income
Net interest income on a tax equivalent basis of $488.4 million for the second quarter 2026 increased $15.6 million and $54.7 million compared to the first quarter 2026 and the second quarter 2025, respectively. Interest income on a tax equivalent basis increased $26.7 million to $830.7 million for the second quarter 2026 as compared to the first quarter 2026. The increase was mostly due to (i) increased average loan balances largely driven by growth in commercial and industrial loans and owner occupied commercial real estate loans during the first half of 2026, (ii) additional interest income from purchases of higher-yielding taxable investments and (iii) one additional day in the second quarter 2026. Total interest expense increased $11.2 million to $342.4 million for the second quarter 2026 as compared to the first quarter 2026. The increase was mainly the result of (i) higher average time deposits and short-term borrowings balances during the second quarter 2026, (ii) the higher cost of certain non-maturity deposit products and short-term borrowings, (iii) the cost of carrying excess subordinated debt for a portion of the quarter, as well as (iv) the aforementioned increase in day count as compared to the first quarter 2026.
Average interest earning assets increased $3.5 billion to $61.1 billion for the second quarter 2026 as compared to the second quarter 2025 largely due to growth in our loan and investment securities portfolios over the last 12 month period. Compared to the first quarter 2026, average interest earning assets increased by $1.3 billion during the second quarter 2026. The increase was primarily driven by the commercial loan growth and higher average taxable investments balances, partially offset by lower levels of overnight interest bearing cash balances during the second quarter 2026.
Average interest bearing liabilities increased $2.2 billion to $44.2 billion for the second quarter 2026 as compared to the second quarter 2025 primarily due to strong deposit inflows from commercial customers over the last 12 months within the savings, NOW and money market deposits category, partially offset by lower indirect customer deposit balances. Compared to the first quarter 2026, average interest bearing liabilities increased by $808.1 million during the second quarter 2026, mostly due to increases within time deposits and short-term borrowings. See additional information under “Deposits and Other Borrowings” in the Executive Summary section above.
Net interest margin on a tax equivalent basis of 3.20 percent for the second quarter 2026 increased 3 basis points from 3.17 percent for the first quarter 2026 and 19 basis points from 3.01 percent for the second quarter 2025. The yield on average interest earning assets increased by 5 basis points to 5.44 percent on a linked quarter basis largely due to higher yields on new loan originations and investment securities purchased during the second quarter 2026. The overall cost of average interest bearing liabilities increased by 4 basis points to 3.10 percent for the second quarter 2026 as compared to the first quarter 2026 largely due to the higher cost of non-maturity deposits and short-term borrowings, as well as carrying excess subordinated debt for a portion of the quarter. Our cost of total average deposits was 2.28 percent for the second quarter 2026 as compared to 2.27 percent and 2.67 percent for the first quarter 2026 and second quarter 2025, respectively.
We currently anticipate net interest income growth for the full year of 2026 to be at the high end of the 11 to 13 percent range previously disclosed in Valley's Annual Report. While we are optimistic about the projected net interest income for the remainder of 2026, our forecasts include several uncertain assumptions, including projected loan growth and funding costs over the next six months. Therefore, we cannot provide any assurances that our future net interest income or margin will meet our current estimates or remain near the levels reported for the second quarter 2026. For a detailed discussion on the risks related to interest rates please refer to Part I, Item 1A. “Risk Factors” in Valley's Annual Report.

The following table reflects the components of net interest income for the three months ended June 30, 2026, March 31, 2026 and June 30, 2025:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	June 30, 2026			March 31, 2026			June 30, 2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$51,884,173	$736,082	5.67%	$50,265,383	$708,662	5.64%	$49,032,637	$720,305	5.88%
Taxable investments (3)	7,928,555	81,884	4.13	7,732,330	78,608	4.07	7,350,792	72,692	3.96
Tax-exempt investments (1)(3)	544,950	6,390	4.69	542,177	5,972	4.41	544,302	5,925	4.35
Interest bearing deposits with banks	699,684	6,383	3.65	1,178,997	10,758	3.65	625,893	7,357	4.70
Total interest earning assets	61,057,362	830,739	5.44	59,718,887	804,000	5.39	57,553,624	806,279	5.60
Allowance for credit losses	(597,243)			(595,508)			(593,858)
Cash and due from banks	351,715			347,912			427,930
Other assets	4,887,652			4,803,608			4,863,028
Unrealized losses on securities available for sale, net	(114,663)			(84,815)			(143,779)
Total assets	$65,584,823			$64,190,084			$62,106,945
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$28,920,057	$190,973	2.64%	$29,203,978	$190,785	2.61%	$26,451,349	$203,390	3.08%
Time deposits	11,881,270	112,693	3.79	11,226,874	106,678	3.80	12,119,461	129,324	4.27
Total interest bearing deposits	40,801,327	303,666	2.98	40,430,852	297,463	2.94	38,570,810	332,714	3.45
Short-term borrowings	674,094	6,047	3.59	71,809	236	1.31	196,491	1,736	3.53
Long-term borrowings (4)	2,684,781	32,638	4.86	2,849,479	33,500	4.70	3,146,434	38,154	4.85
Total interest bearing liabilities	44,160,202	342,351	3.10	43,352,140	331,199	3.06	41,913,735	372,604	3.56
Non-interest bearing deposits	12,372,974			11,942,322			11,336,314
Other liabilities	1,149,959			1,040,072			1,332,665
Shareholders’ equity	7,901,688			7,855,550			7,524,231
Total liabilities and shareholders’ equity	$65,584,823			$64,190,084			$62,106,945
Net interest income/interest rate spread (5)		$488,388	2.34%		$472,801	2.33%		$433,675	2.04%
Tax equivalent adjustment		(1,364)			(1,276)			(1,267)
Net interest income, as reported		$487,024			$471,525			$432,408
Net interest margin (6)			3.19%			3.16%			3.01%
Tax equivalent effect			0.01			0.01			—
Net interest margin on a fully tax equivalent basis (6)			3.20%			3.17%			3.01%

The following table reflects the components of net interest income for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$51,079,250	$1,444,744	5.66%	$48,844,823	$1,423,936	5.83%
Taxable investments (3)	7,830,983	160,492	4.10	7,226,565	142,254	3.94
Tax-exempt investments (1)(3)	543,572	12,362	4.55	548,274	11,877	4.33
Interest bearing deposits with banks	938,016	17,141	3.65	604,824	14,236	4.71
Total interest earning assets	60,391,821	1,634,739	5.41	57,224,486	1,592,303	5.57
Allowance for credit losses	(596,380)			(585,749)
Cash and due from banks	349,824			423,393
Other assets	4,845,862			4,906,634
Unrealized losses on securities available for sale, net	(99,821)			(162,150)
Total assets	$64,891,306			$61,806,614
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$29,061,233	$381,758	2.63%	$26,399,580	$403,611	3.06%
Time deposits	11,555,879	219,371	3.80	11,846,625	254,393	4.29
Total interest bearing deposits	40,617,112	601,129	2.96	38,246,205	658,004	3.44
Short-term borrowings	374,616	6,283	3.35	251,757	4,682	3.72
Long-term borrowings (4)	2,766,675	66,138	4.78	3,076,770	74,565	4.85
Total interest bearing liabilities	43,758,403	673,550	3.08	41,574,732	737,251	3.55
Non-interest bearing deposits	12,158,837			11,279,752
Other liabilities	1,095,320			1,460,735
Shareholders’ equity	7,878,746			7,491,395
Total liabilities and shareholders’ equity	$64,891,306			$61,806,614
Net interest income/interest rate spread (5)		$961,189	2.33%		$855,052	2.02%
Tax equivalent adjustment		(2,640)			(2,539)
Net interest income, as reported		$958,549			$852,513
Net interest margin (6)			3.17%			2.98%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.18%			2.99%
____________

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

Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended June 30, 2026 Compared to June 30, 2025			Six Months Ended June 30, 2026 Compared to June 30, 2025
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$40,987	$(25,210)	$15,777	$63,964	$(43,156)	$20,808
Taxable investments	5,876	3,316	9,192	12,226	6,012	18,238
Tax-exempt investments*	7	458	465	(103)	588	485
Federal funds sold and other interest bearing deposits	800	(1,774)	(974)	6,595	(3,690)	2,905
Total increase (decrease) in interest income	47,670	(23,210)	24,460	82,682	(40,246)	42,436
Interest Expense:
Savings, NOW and money market deposits	17,916	(30,333)	(12,417)	38,302	(60,155)	(21,853)
Time deposits	(2,499)	(14,132)	(16,631)	(6,117)	(28,905)	(35,022)
Short-term borrowings	4,284	27	4,311	2,098	(497)	1,601
Long-term borrowings and junior subordinated debentures	(5,612)	96	(5,516)	(7,425)	(1,002)	(8,427)
Total increase (decrease) in interest expense	14,089	(44,342)	(30,253)	26,858	(90,559)	(63,701)
Total increase in net interest income	$33,581	$21,132	$54,713	$55,824	$50,313	$106,137

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income
Non-interest income represented 13.1 percent and 12.6 percent of total net interest income plus non-interest income for the three months ended June 30, 2026 and 2025, respectively, and 12.9 percent and 12.4 percent of total net interest income plus non-interest income for the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2026, non-interest income increased $11.1 million and $21.6 million, respectively, as compared to the same periods in 2025. See further details below.
The following table presents the components of non-interest income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Wealth management and trust fees	$17,655	$14,056	$33,661	$29,087
Insurance commissions	3,770	3,430	6,637	6,832
Capital markets	12,933	9,767	23,314	16,707
Service charges on deposit accounts	18,728	14,705	36,932	27,431
Gains (losses) on securities transactions, net	50	(1)	71	45
Fees from loan servicing	3,268	3,671	6,486	6,886
Gains on sales of loans, net	1,742	2,025	4,832	4,222
Bank owned life insurance	5,913	6,019	11,748	10,796
Other	9,652	8,932	18,866	18,892
Total non-interest income	$73,711	$62,604	$142,547	$120,898

Wealth management and trust fees income increased $3.6 million and $4.6 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases in both periods were mainly driven by higher asset management fees and increased brokerage commissions from stronger trading volume. Brokerage fees increased $1.6 million and $3.3 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025.
Capital markets income increased $3.2 million and $6.6 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increase in both periods was mostly due to fee income growth from higher volumes of interest rate swap transactions related to commercial lending activities, as well as higher fees from loan participation and syndication transactions. Swap fee income increased $1.6 million and $4.9 million for the three and six months ended June 30, 2026, respectively as compared to the same periods in 2025.
Service charges on deposit accounts increased $4.0 million and $9.5 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025 mainly due to additional treasury management service related fees generated from commercial deposit accounts.
We are encouraged by the growth of our non-interest income during the first half of 2026. Moving forward, we plan to further leverage our treasury management platform, capital markets capabilities, tax credit advisory services and broader commercial product set to deepen our customer relationships and generate additional high-quality, sustainable non-interest income.
Non-Interest Expense
Non-interest expense increased $27.0 million and $60.3 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025 mainly due to increases in salary and employee benefits expense, professional and legal fees, amortization of tax credit investments and net occupancy expense. See further details below.
The following table presents the components of non-interest expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Salary and employee benefits expense	$150,432	$145,422	$306,147	$288,040
Net occupancy expense	27,179	25,483	54,361	51,371
Technology, furniture and equipment expense	33,247	30,667	65,125	60,563
FDIC insurance assessment	11,691	12,192	22,167	25,059
Amortization of other intangible assets	6,268	7,427	13,187	15,446
Professional and legal fees	29,533	19,970	54,675	35,640
Amortization of tax credit investments	16,157	9,134	32,171	18,454
Loss on extinguishment of debt	—	922	—	922
Other	36,616	32,905	73,216	65,245
Total non-interest expense	$311,123	$284,122	$621,049	$560,740
Salary and employee benefits expense increased $5.0 million and $18.1 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increase for the three months ended June 30, 2026 was mainly due to increases in severance, stock-based compensation, and medical insurance expenses. The increase for the six months ended June 30, 2026 was mostly due to increases in severance, cash incentive and stock-based compensation, and medical insurance expenses, as well as annual salary increases. Severance expense related to workforce reductions totaled $2.5 million and $8.2 million for the three and six months ended June 30, 2026, respectively, as compared to $800 thousand for both the three and six months ended June 30, 2025.
Net occupancy expense increased $1.7 million and $3.0 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025 mainly due to incrementally higher property tax, building repairs and utilities expenses, partially offset by lower rent expense.
Technology, furniture and equipment expense increased $2.6 million and $4.6 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025 mostly driven by increases in data processing fees and software licensing costs, partially offset by lower depreciation expense.
FDIC insurance assessment expense decreased $2.9 million for the six months ended June 30, 2026 as compared to the same period in 2025 due to a lower assessment rate mostly resulting from a decline in our internally criticized and classified assets.
Professional and legal fees increased $9.6 million and $19.0 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases for both periods were largely due to higher third party managed services and consulting fees related to enhancing our business operating model and other transformation efforts. Additionally, the increase for the six months ended June 30, 2026 included $1.5 million of expense related to litigation reserves and settlement charges during the first half of 2026. Overall, we expect the level of professional and legal fees to remain generally elevated during the third quarter 2026 due to ongoing business transformation activities.
Amortization of other intangibles decreased $1.2 million and $2.3 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025 mainly due to a normal decline in amortization expense related to core deposits.
Amortization of tax credit investments increased $7.0 million and $13.7 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025 mainly due to additional purchases of tax-advantaged investments over the last 12 month period. See Note 14 for more details regarding our tax credit investments.
Other non-interest expense increased $3.7 million and $8.0 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases for both periods were mainly due to an increase in advertising expense related to Valley's brand campaign, higher travel and entertainment expenses, as well as incremental increases in other operating expenses due to growth in our business.
Income Taxes
Income tax expense totaled $49.6 million for the second quarter 2026 as compared to $45.3 million for the first quarter 2026 and $39.9 million for the second quarter 2025. Our effective tax rate was 22.5 percent, 21.6 percent and 23.1 percent for the second quarter 2026, first quarter 2025 and second quarter 2025, respectively. The increase in our effective tax rate for the second quarter 2026 as compared to the linked quarter was primarily attributable to the impact of discrete tax benefits realized in the first quarter 2026 related to vesting of stock awards. The decrease in the effective tax rate for the second quarter 2026 as compared to second quarter 2025 was primarily due to larger investment in tax credits.
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
The following tables present the financial data for Valley's operating segments, and Treasury and Corporate Other for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$11,449,774	$40,434,399	$9,173,189	$61,057,362

Interest income	$138,739	$595,979	$94,657	$829,375
Interest expense	64,199	226,717	51,435	342,351
Net interest income	74,540	369,262	43,222	487,024
Provision (credit) for credit losses	1,291	27,875	(2)	29,164
Net interest income after provision for credit losses	73,249	341,387	43,224	457,860
Non-interest income	34,409	33,572	5,730	73,711
Non-interest expense
Salary and employee benefits expense	33,216	101,271	15,945	150,432
Net occupancy expense	5,178	17,952	4,049	27,179
Technology, furniture and equipment expense	6,884	22,055	4,308	33,247
FDIC insurance assessment	2,581	9,110	—	11,691
Professional and legal fees	5,791	19,616	4,126	29,533
Other segment items *	22,274	14,993	21,774	59,041
Total non-interest expense	75,924	184,997	50,202	311,123
Income (loss) before income taxes	$31,734	$189,962	$(1,248)	$220,448
Return on average interest earning assets (pre-tax)	1.11%	1.88%	(0.05)%	1.44%
Net interest margin	2.61%	3.66%	1.89%	3.19%

	Three Months Ended June 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,428,625	$38,604,012	$8,520,987	$57,553,624

Interest income	$130,616	$588,422	$85,974	$805,012
Interest expense	68,915	248,524	55,165	372,604
Net interest income	61,701	339,898	30,809	432,408
Provision for credit losses	717	37,078	4	37,799
Net interest income after provision for credit losses	60,984	302,820	30,805	394,609
Non-interest income	32,192	24,999	5,413	62,604
Non-interest expense
Salary and employee benefits expense	32,294	99,173	13,955	145,422
Net occupancy expense	4,772	16,960	3,751	25,483
Technology, furniture and equipment expense	6,266	20,469	3,932	30,667
FDIC insurance assessment	2,650	9,542	—	12,192
Professional and legal fees	3,344	14,191	2,435	19,970
Loss on extinguishment of debt	—	—	922	922
Other segment items *	12,021	17,337	20,108	49,466
Total non-interest expense	61,347	177,672	45,103	284,122
Income (loss) before income taxes	$31,829	$150,147	$(8,885)	$173,091
Return on average interest earning assets (pre-tax)	1.22%	1.56%	(0.42)%	1.20%
Net interest margin	2.37%	3.52%	1.45%	3.01%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.
Consumer Banking Segment
The Consumer Banking segment represented 19.4 percent of our loan portfolio at June 30, 2026, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, business purpose loans to wealth management clients, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.4 percent of our loan portfolio at June 30, 2026) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (which represented 4.1 percent of total loans at June 30, 2026) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of asset management advisory, brokerage, trust, personal and title insurance, tax credit advisory services, and our international and domestic private banking businesses.
Consumer Banking’s average interest earning assets increased $1.0 billion to $11.4 billion for the second quarter 2026 as compared to the same period of 2025. The increase was mostly due to the steady growth in both the residential mortgage and targeted growth in lending to private banking clients over the last 12-month period. See additional details in the “Loan Portfolio” section of this MD&A.
Income before income taxes generated by the Consumer Banking segment decreased $95 thousand to $31.7 million for the second quarter 2026 as compared to the second quarter 2025. Net interest income for this segment increased $12.8 million mainly due to additional interest income for higher average loan balances coupled with a decline in our funding costs compared to one year ago. Non-interest income increased $2.2 million as compared to the second quarter 2025 largely due to higher wealth management and trust fees. Non-interest expense increased $14.6 million for the second quarter 2026 mostly due to higher professional and legal fees related to business transformation efforts. See further details in the “Non-Interest Income” and “Non-Interest Expense” section of this MD&A.
Net interest margin on the Consumer Banking portfolio increased 24 basis points to 2.61 percent for the second quarter 2026 as compared to the second quarter 2025 mainly due to a 40 basis point decrease in the costs associated with our funding sources, partially offset by a 16 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly the result of lower interest rates on most deposit products during the second quarter 2026 as compared to one year ago, as well as the repayment of maturing higher cost time deposits over the last 12-month period. See the “Net Interest Income” section above for more details on our net interest margin and funding sources.
Commercial Banking Segment
The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as adjustable and fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $12.0 billion and represented 22.8 percent of the total loan portfolio at June 30, 2026. Commercial real estate and construction loans totaled $30.3 billion and represented 57.8 percent of the total loan portfolio at June 30, 2026.
Average interest earning assets in the Commercial Banking segment increased $1.8 billion to $40.4 billion for the second quarter 2026 as compared to the second quarter 2025. The increase was mostly due to strong growth in commercial and industrial loans and owner occupied commercial real estate loans, partially offset by our strategic runoff of certain non-relationship/transactional loans within the commercial real estate portfolio over the last 12-month period. See additional details in the “Loan Portfolio” section of this MD&A.
Income before income taxes for Commercial Banking increased $39.8 million to $190.0 million for the second quarter 2026 as compared to the same quarter in 2025 mainly due to higher net interest income and non-interest income combined with a decrease in the provision for credit losses. Net interest income increased $29.4 million as compared to the same period a year ago largely due to lower funding costs and additional interest income from higher average loan balances. Non-interest income increased $8.6 million during the second quarter 2026 mainly due to higher service charges on deposit accounts related to treasury management services and an increase in capital markets income from higher commercial loan swap fee transaction volumes. The provision for credit losses decreased $9.2 million to $27.9 million as compared to the same period in 2025 mostly due to lower commercial and industrial loan charge-offs as compared to one year ago and a decline in quantitative reserves largely within certain commercial real estate loan categories. See more information in the “Allowance for Credit Losses for Loans” section of this MD&A. The positive impact of these items was partially offset by a $7.3 million increase in non-interest expense mainly driven by higher professional and legal expenses and incremental increases in other segment items. See further details in the “Non-Interest Income” and “Non-Interest Expense” sections of this MD&A.
The net interest margin for this segment increased 14 basis points to 3.66 percent for the second quarter 2026 as compared to the second quarter 2025 due to a 35 basis point decrease in the cost of our funding sources, partially offset by a 21 basis point decrease in the yield on average loans caused, in part, by the lower repricing of adjustable interest rate loans.
Treasury and Corporate Other
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized for the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to operating segments. Other non-interest income items and general expenses are allocated from Treasury and Corporate Other to each operating segment utilizing a methodology that involves an allocation of operating and funding costs based on each segment's respective mix of average interest earning assets outstanding for the period, number of deposits, or direct allocations to the segments based on the nature of income and expense. Unallocated items included in Treasury and Corporate Other mainly consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as non-core items, such as corporate restructuring charges and loss on extinguishment of debt.
Treasury and Corporate Other's average interest earning assets increased $652.2 million to $9.2 billion for the second quarter 2026 compared to the same quarter in 2025 mostly due to a $577.8 million increase in average taxable investments largely resulting from additional purchases of residential mortgage-backed securities classified as AFS over the last 12-month period combined with a $73.8 million increase in average interest bearing cash held in overnight accounts.
For the second quarter 2026, loss before income taxes totaled $1.2 million compared to $8.9 million for the same quarter in 2025. The $7.6 million decrease in the pre-tax loss from the second quarter 2025 was mainly driven by an increase in net interest income, partially offset by higher non-interest expense. Net interest income increased $12.4 million for the second quarter 2026 as compared to the same period of 2025 primarily due to additional interest income from higher average taxable investment balances. Non-interest expense increased $5.1 million to $50.2 million for the second quarter 2026 as compared to the same quarter in 2025 mainly due to increases in the amortization of tax credit investments, salary and employee benefits expense, including severance charges, and professional and legal fees. See further details in the “Non-Interest Expense” section of this MD&A.
Treasury and Corporate Other's net interest margin increased 44 basis points to 1.89 percent for the second quarter 2026 as compared to the second quarter 2025 due to a 35 basis point decrease in the cost of our funding sources and a 9 basis point increase in the yield on average interest earning assets.

The following tables present the financial data for Valley's operating segments and Treasury and Corporate Other for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$11,358,861	$39,720,389	$9,312,571	$60,391,821

Interest income	$274,302	$1,167,802	$189,995	$1,632,099
Interest expense	126,685	443,002	103,863	673,550
Net interest income	147,617	724,800	86,132	958,549
Provision for credit losses	2,497	47,913	10	50,420
Net interest income after provision for credit losses	145,120	676,887	86,122	908,129
Non-interest income	65,602	64,795	12,150	142,547
Non-interest expense
Salary and employee benefits expense	65,925	204,100	36,122	306,147
Net occupancy expense	10,371	35,660	8,330	54,361
Technology, furniture and equipment expense	13,677	42,793	8,655	65,125
FDIC insurance assessment	4,929	17,238	—	22,167
Professional and legal fees	10,373	35,713	8,589	54,675
Other segment items *	36,261	37,287	45,026	118,574
Total non-interest expense	141,536	372,791	106,722	621,049
Income (loss) before income taxes	$69,186	$368,891	$(8,450)	$429,627
Return on average interest earning assets (pre-tax)	1.22%	1.86%	(0.18)%	1.42%
Net interest margin	2.60%	3.65%	1.85%	3.17%

	Six Months Ended June 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,428,621	$38,416,202	$8,379,663	$57,224,486

Interest income	$253,079	$1,168,318	$168,367	$1,589,764
Interest expense	134,357	494,934	107,960	737,251
Net interest income	118,722	673,384	60,407	852,513
Credit (provision) for credit losses	(8,016)	108,486	(10)	100,460
Net interest income after provision for credit losses	126,738	564,898	60,417	752,053
Non-interest income	66,546	44,001	10,351	120,898
Non-interest expense
Salary and employee benefits expense	64,268	202,163	21,609	288,040
Net occupancy expense	9,477	34,417	7,477	51,371
Technology, furniture and equipment expense	12,503	40,322	7,738	60,563
FDIC insurance assessment	5,350	19,709	—	25,059
Professional and legal fees	6,243	25,134	4,263	35,640
Loss on extinguishment of debt	—	—	922	922
Other segment items *	26,307	32,780	40,058	99,145
Total non-interest expense	124,148	354,525	82,067	560,740
Income (loss) before income taxes	$69,136	$254,374	$(11,299)	$312,211
Return on average interest earning assets (pre-tax)	1.33%	1.32%	(0.27)%	1.09%
Net interest margin	2.27%	3.50%	1.44%	2.98%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.

Consumer Banking Segment
The Consumer Banking segment's average interest earning assets increased $930.2 million to $11.4 billion for the six months ended June 30, 2026 as compared to the same period in 2025. The increase was mostly due to strong growth in our residential mortgage loan portfolio and targeted growth in lending to private banking clients over the last 12-month period.
Income before income taxes generated by Consumer Banking for the six months ended June 30, 2026 was $69.2 million and remained relatively unchanged as compared to the same period in 2025. Net interest income for this segment increased $28.9 million largely due to the aforementioned growth in average loans coupled with lower funding costs. Non-interest expense increased $17.4 million for the six months ended June 30, 2026 as compared to the same period in 2025 mostly due to increases in professional and legal fees. The provision for credit losses increased $10.5 million for the six months ended June 30, 2026 as compared to the same period in 2025 due, in part, to loan growth and higher qualitative reserves. See further details in the “Non-Interest Expense” and “Allowance for Credit Losses for Loans” sections of this MD&A.
Net interest margin on the Consumer Banking portfolio increased 33 basis points to 2.60 percent for the six months ended June 30, 2026 as compared to the same period in 2025 mainly due to a 35 basis point decrease in the costs associated with our funding sources, partially offset by a 2 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly caused by lower interest rates on most deposit products during the six months ended June 30, 2026, as well as the repayment of maturing higher cost time deposits over the last 12-month period. See the “Net Interest Income” section above for more details on our net interest margin.

The return on average interest earning assets before income taxes for the Consumer Banking segment was 1.22 percent for the six months ended June 30, 2026 compared to 1.33 percent for the same period in 2025.
Commercial Banking Segment
Average interest earning assets in the Commercial Banking segment increased $1.3 billion to $39.7 billion for the six months ended June 30, 2026 as compared to the same period in 2025. This increase was mostly due to our focused growth in commercial and industrial loans and owner occupied commercial real estate loans, partially offset by our strategic runoff of certain non-relationship/transactional loans within the commercial real estate portfolio over the last 12-month period. See additional details in the “Loan Portfolio” section of this MD&A.
Income before income taxes for Commercial Banking increased $114.5 million to $368.9 million for the six months ended June 30, 2026 as compared to the same period in 2025 largely attributable to a lower provision for credit losses combined with an increase in net interest income. The provision for credit losses decreased $60.6 million to $47.9 million for the six months ended June 30, 2026 as compared to the same period in 2025 mainly due to stronger actual and expected credit performance within the commercial loan portfolios reflected by, among other factors, the significant decline in net loan charge-offs as compared to the 2025 period, as well as an overall improvement in our economic outlook at June 30, 2026 as compared to June 30, 2025. Net interest income for this segment increased $51.4 million to $724.8 million for the six months ended June 30, 2026 as compared to the same period in 2025 mainly due to lower cost of funding combined with additional interest income from higher average loan balances. Non-interest income increased $20.8 million as compared to the same period in 2025 mostly due to growth in treasury management service fees on commercial deposit accounts and an increase in capital markets income due to higher commercial loan swap fee transaction volumes. The positive impact of these items was partially offset by an $18.3 million increase in non-interest expense mainly driven by higher professional and legal expenses and incremental increases in other segment items. See details in the “Allowance for Credit Losses for Loans” and “Non-Interest Income” and “Non-Interest Expense” sections of this MD&A.
The net interest margin for this segment increased 15 basis points to 3.65 percent for the six months ended June 30, 2026 as compared to the same period in 2025 mainly due to a 35 basis point decrease in the cost of our funding sources that was partially offset by a 20 basis point decrease in the yield on average loans.
The return on average interest earning assets before income taxes for the commercial banking segment was 1.86 percent for the six months ended June 30, 2026 compared to 1.32 percent for the same period in 2025.
Treasury and Corporate Other
Treasury and Corporate Other's average interest earning assets increased $932.9 million during the six months ended June 30, 2026 primarily due to increases of $599.7 million and $333.2 million in average investment securities and interest bearing cash held in overnight accounts, respectively.
The loss before income taxes totaled $8.5 million for the six months ended June 30, 2026 as compared to $11.3 million for the same period in 2025. The $2.8 million decrease in pre-tax loss was due to an increase in net interest income mostly resulting from additional interest income from growth in our investment securities portfolio, largely offset by higher non-interest expense. Non-interest expense increased $24.7 million to $106.7 million for the six months ended June 30, 2026 as compared to the same period in 2025 primarily due to increases in salary and employee benefits expense, including higher severance expenses, amortization of tax credit investments, and professional and legal fees. See further details in the “Non-Interest Expense” section of this MD&A.
Treasury and Corporate Other's net interest margin increased 41 basis points to 1.85 percent for the six months ended June 30, 2026 as compared to the same period in 2025 due to a 35 basis point decrease in the cost of our funding sources coupled with a 6 basis point increase in the yield on average investments. The increase in the yield on average investments as compared to the same period in 2025 was largely driven by the purchases of new higher-yielding investments over the last 12-month period.

ASSET/LIABILITY MANAGEMENT
Interest Rate Risk
Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our interest rate sensitive assets and liabilities to the movement in interest rates. Our Asset and Liability Management Committee is responsible for managing such risks and establishing policies that monitor and coordinate our sources and uses of funds. Asset/Liability management is a continuous process due to the constant change in interest rate risk factors. In assessing the appropriate interest rate risk levels for us, management weighs the potential benefit of each risk management activity within the desired parameters of liquidity, capital levels and management’s tolerance for exposure to income fluctuations. Many of the actions undertaken by management utilize fair value analysis and attempt to achieve consistent accounting and economic benefits for financial assets and their related funding sources. We have predominantly focused on managing our interest rate risk by attempting to match the inherent risk and cash flows of financial assets and liabilities. Specifically, management employs multiple risk management activities, such as optimizing the level of new residential mortgage originations retained in our mortgage portfolio through increasing or decreasing loan sales in the secondary market, product pricing levels, the desired maturity levels for new originations, the composition levels of both our interest earning assets and interest bearing liabilities, as well as several other risk management activities.
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates, non-maturity deposit betas, and the prepayment assumptions of certain assets and liabilities as of June 30, 2026. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of June 30, 2026. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of June 30, 2026. Although the size of Valley’s balance sheet is forecast to remain static as of June 30, 2026, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the second quarter 2026. The model utilizes an immediate parallel shift in market interest rates at June 30, 2026.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$71,543	3.50%
+200	48,920	2.39
+100	24,559	1.20
–100	(22,703)	(1.11)
–200	(39,806)	(1.94)
–300	(30,223)	(1.48)
As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged, is projected to decrease net interest income over the next 12-month period by 1.11 percent. Management believes the interest rate sensitivity of our balance sheet remains within an expected tolerance range at June 30, 2026. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
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
The Bank adheres to certain internal liquidity measures including ratios of loans to deposits below 105.0 percent and wholesale funding to total funding below 22.5 percent. Management maintains flexibility to temporarily exceed these internal limits in certain operating environments, but also strives to outperform these limits when possible. The Bank was in compliance with the foregoing policies at June 30, 2026 and December 31, 2025, as summarized in the table below.
The following table presents Valley's loans to deposits and wholesale funding to total funding ratios at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Loans to deposits	96.9%	96.1%
Wholesale funding to total funding	14.8	15.3
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
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the FRB of New York) and other sources. The following table summarizes Valley's liquid assets:

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and due from banks	$388,741	$315,166
Interest bearing deposits with banks	578,148	1,268,399
Trading debt securities	26,493	—
Held to maturity debt securities (1)	263,874	260,743
Available for sale debt securities (2)	4,292,148	4,202,218
Loans held for sale	13,690	26,236
Total liquid assets	$5,563,094	$6,072,762

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.
(2)     Includes approximately $1.0 billion and $1.3 billion of various investment securities that were pledged to counterparties to support our earning asset funding strategies at June 30, 2026 and December 31, 2025, respectively.
Total liquid assets represented 9.1 percent and 10.3 percent of interest earning assets at June 30, 2026 and December 31, 2025, respectively. The level of cash liquidity on the balance sheet (as shown in the table above) decreased from December 31, 2025 to a more normalized level at June 30, 2026 partially due to our management of expected period end funding activities in the first half of 2026.
Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At June 30, 2026, estimated cash inflows from total loans are projected to be approximately $14.2 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $962.7 million in principal payments from securities in the total investment portfolio at June 30, 2026 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including commercial and consumer deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $46.0 billion and $42.4 billion for the six months ended June 30, 2026 and for the year ended December 31, 2025, respectively, representing 76.2 percent and 73.1 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.

In addition to customer deposits, the Bank has access to readily available borrowing sources to supplement its current and projected funding needs. The following table presents short-term borrowings by type outstanding at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
FHLB advances	$375,000	$—
Securities sold under agreements to repurchase	58,484	91,475
Total short-term borrowings	$433,484	$91,475
The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
FHLB borrowing capacity*	$5,525,802	$6,020,343
Unused FRB discount window*	10,528,000	10,145,000
Unused federal funds lines available from commercial banks	1,610,000	1,610,000
Unencumbered investment securities	5,787,101	4,694,183
Total	$23,450,903	$22,469,526

*     Used and unused FHLB and FRB borrowings are collateralized by certain pledged securities, including but not limited to U.S. government and agency mortgage-backed securities and a blanket qualifying first lien on certain real estate and residential mortgage secured loans.
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
During the second quarter 2026, Valley issued $500 million of 6.219 percent fixed-to-floating rate subordinated notes and fully redeemed $300 million of callable subordinated notes originally due in June 2031. See Note 10 to consolidated financial statements for further details.
Investment Securities Portfolio
As of June 30, 2026, we had $88.5 million, $26.5 million, $4.3 billion and $3.8 billion in equity, trading debt, AFS debt and HTM debt securities, respectively. The AFS and HTM debt securities portfolios, which comprise the majority of the securities we own, include: U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our AFS debt securities include securities such as bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consist of two publicly traded mutual funds, CRA investments and several other equity investments that we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of both publicly traded entities and privately held entities. Trading debt securities consisted of U.S. Treasury securities at June 30, 2026.
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
We have evaluated all AFS debt securities that are in an unrealized loss position as of June 30, 2026 and December 31, 2025 and determined that the declines in fair value were mainly attributable to interest rates, credit spreads, market volatility and liquidity conditions, but not credit quality or other factors. There was no impairment recognized within the AFS debt securities portfolio during the three and six months ended June 30, 2026 and 2025.
We do not intend to sell any of the AFS debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and we believe it is more likely than not that Valley will not be required to sell any of its securities prior to recovery of our amortized cost basis. None of the AFS debt securities were past due as of June 30, 2026 and there was no allowance for credit losses for AFS debt securities at June 30, 2026 and December 31, 2025.
Held to maturity debt securities. Valley estimates the expected credit losses on HTM debt securities that have loss expectations using a discounted cash flow model developed by a third party. Valley has a zero-loss expectation for certain securities within the HTM portfolio, including U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss expectations, we utilize a third party discounted cash flow model. The assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. HTM debt securities were carried net of an allowance for credit losses totaling $744 thousand and $734 thousand at June 30, 2026 and December 31, 2025, respectively. There were no net charge-offs of HTM debt securities during the three and six months ended June 30, 2026 and 2025.
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
The following table presents the available for sale and held to maturity debt investment securities portfolios by investment grades at June 30, 2026:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA/AA/A Rated	$4,157,521	$14,357	$(136,530)	$4,035,348
BBB Rated	122,388	591	(1,652)	121,327
Non-investment grade	2,377	—	(509)	1,868
Not rated	135,299	1,444	(3,138)	133,605
Total	$4,417,585	$16,392	$(141,829)	$4,292,148
Held to maturity investment grades: *
AAA/AA/A Rated	$3,540,152	$5,874	$(382,288)	$3,163,738
Not rated	217,792	4	(13,184)	204,612
Total	$3,757,944	$5,878	$(395,472)	$3,368,350
Allowance for credit losses	744	—	—	744
Total, net of allowance for credit losses	$3,757,200	$5,878	$(395,472)	$3,367,606

*    Rated using external rating agencies. Ratings categories include entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA/AA/A rated categories of both the AFS and HTM debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac and continue to be driven by the higher level of market interest rates. The investment securities AFS and HTM portfolios included investments with carrying values of $133.6 million and $217.8 million, respectively, at June 30, 2026 not rated by the rating agencies with aggregate unrealized losses of $3.1 million and $13.2 million, respectively. The unrealized losses within non-rated AFS debt securities mostly related to several large corporate bonds negatively impacted by rising interest rates and not changes in underlying credit. The unrealized losses within non-rated HTM debt securities included, but were not limited to, municipal bonds with a combined amortized cost of $39.3 million and $5.8 million of gross unrealized losses and four single-issuer bank trust preferred issuances with a combined amortized cost of $36.1 million and $4.4 million of gross unrealized losses. These HTM debt securities were negatively impacted by a higher level of market interest rates, and not changes in their underlying credit.
See Note 6 to the consolidated financial statements for additional information regarding our investment securities portfolio.

Loan Portfolio
The following table reflects the composition of the loan portfolio as of the dates presented:

	June 30, 2026	March 31, 2026	December 31, 2025
	($ in thousands)
Loans
Commercial and industrial	$11,961,242	$11,104,079	$10,961,519
Commercial real estate:
Non-owner occupied	11,146,663	11,503,874	11,571,127
Multifamily (1)	9,034,186	8,588,462	8,571,713
Owner occupied	7,692,877	7,132,254	6,629,909
Total	27,873,726	27,224,590	26,772,749
Construction	2,475,109	2,485,387	2,471,233
Total commercial real estate	30,348,835	29,709,977	29,243,982
Residential mortgage	5,982,941	5,869,070	5,826,192
Consumer:
Home equity	728,623	701,136	687,680
Automobile	2,150,089	2,198,102	2,184,600
Other consumer	1,295,521	1,246,456	1,232,755
Total consumer loans	4,174,233	4,145,694	4,105,035
Total loans (2)	$52,467,251	$50,828,820	$50,136,728
As a percentage of total loans:
Commercial and industrial	22.8%	21.8%	21.9%
Commercial real estate:
Non-owner occupied	21.2	22.6	23.1
Multifamily	17.2	16.9	17.1
Owner occupied	14.7	14.0	13.2
Construction	4.7	4.9	4.9
Total commercial real estate	57.8	58.4	58.3
Residential mortgage	11.4	11.5	11.6
Consumer loans	8.0	8.3	8.2
Total	100.0%	100.0%	100.0%

(1)
Includes loans collateralized by properties that are greater than 50 percent rent regulated totaling approximately $559 million, $583 million and $601 million at June 30, 2026, March 31, 2026 and December 31, 2025, respectively.

(2)	Includes net unearned discounts and deferred loan fees of $19.9 million, $15.9 million and $17.4 million at June 30, 2026, March 31, 2026 and December 31, 2025, respectively.
Total loans increased $1.6 billion, or 12.9 percent on an annualized basis, to $52.5 billion at June 30, 2026 from March 31, 2026 mostly due to increases of $857.2 million and $638.9 million in commercial and industrial loans and total commercial real estate loans, respectively. See more details below.
Commercial and industrial loans. Commercial and industrial loans increased by $857.2 million, or 30.9 percent on an annualized basis, to $12.0 billion at June 30, 2026 from March 31, 2026. The increase was largely driven by broad-based growth across relationship-based small and middle-market commercial clients, primarily in New York, Florida, and Chicago, and loan originations within the Bank's specialty healthcare and fund finance lending.
Commercial real estate loans. Commercial real estate loans (excluding construction loans) increased $649.1 million to $27.9 billion at June 30, 2026 from March 31, 2026 mainly driven by new owner occupied and select multifamily loan originations. Owner occupied loans increased $560.6 million, or 31.4 percent on an annualized basis as compared to March 31, 2026 and continued to drive the growth within the commercial real estate loan portfolio during the second quarter 2026 as a result of our strategic focus on this category. Multifamily loans increased $445.7 million, or 20.8 percent on an annualized basis as compared to March 31, 2026. Non-owner occupied loans decreased $357.2 million at June 30, 2026 from March 31, 2026 mainly due to our continued targeted runoff of transactional/non-relationship loans, which outpaced limited new originations in this category during the second quarter 2026. Overall, commercial real estate loans are well-diversified mainly across our footprint areas in New York (including Manhattan), Florida, and New Jersey with a combined weighted average loan to value ratio of 59 percent and debt service coverage ratio of 1.67 at June 30, 2026.
Construction loans. Construction loans decreased $10.3 million to $2.5 billion at June 30, 2026 from March 31, 2026 as we remained highly selective with new loan originations in this category.
Residential mortgage loans. Residential mortgage loans increased $113.9 million to $6.0 billion at June 30, 2026 from March 31, 2026 mainly due to continued retention of most new loan origination activity and modest levels of prepayments. New and refinanced residential mortgage loan originations totaled $254.0 million for the second quarter 2026 as compared to $194.8 million and $204.1 million for the first quarter 2026 and second quarter 2025, respectively. In addition, we purchased $30.7 million and $42.6 million of loans from unrelated third-party lenders for qualifying CRA purposes during the three and six months ended June 30, 2026, respectively.
Consumer loans. Consumer loans increased $28.5 million, or 2.8 percent on an annualized basis, to $4.2 billion at June 30, 2026 as compared to March 31, 2026 primarily due to the combined growth in home equity loans and other collateralized personal lines of credit, partially offset by a $48.0 million decrease in automobile loans. Within this portfolio, home equity loans increased $27.5 million, or 15.7 percent on an annualized basis as compared to March 31, 2026, mostly due to higher line usage and, to a lesser extent, new originations as compared to the first quarter 2026. Automobile loans decreased by $48.0 million, or 8.7 percent on an annualized basis, to $2.2 billion at June 30, 2026 as compared to March 31, 2026 mainly due to lower indirect auto loan origination volumes from our dealership network combined with higher repayment activity. Auto loan originations totaled $217.1 million for the second quarter 2026 as compared to $275.0 million for the first quarter 2026. Other consumer loans increased $49.1 million to $1.3 billion at June 30, 2026 as compared to March 31, 2026 primarily due to increased originations and usage of collateralized personal lines of credit.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island and Florida. To mitigate our geographic risks, we maintain a diversified portfolio across borrower types and loans to protect against potential downturns in any single sector.
Based on our current projections, we expect the total loan growth for the full year of 2026 to be at or above the high end of the 4 to 6 percent range previously disclosed in Valley's Annual Report. However, there can be no assurance that we will achieve such growth levels given the potential for unforeseen changes in the market and other conditions detailed in our risk factors set forth under Item 1A. Risk Factors of Valley's Annual Report.
Non-performing Assets
NPAs include non-accrual loans, OREO, and other repossessed assets (which consist of automobiles and taxi medallions) at June 30, 2026. Loans are generally placed on non-accrual status when they become past due more than 90 days as to payment of principal or interest and/or the full and timely collection of principal and interest becomes uncertain. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less estimated cost to sell.
Our NPAs increased $28.2 million to $467.8 million at June 30, 2026 as compared to March 31, 2026. NPAs as a percentage of total loans and NPAs totaled 0.88 percent and 0.86 percent at June 30, 2026 and March 31, 2026, respectively (as shown in the table below). Management believes that total NPAs at June 30, 2026 remain within credit quality expectations for the loan portfolio and continue to reflect Valley's consistent application of underwriting standards to both originated loans and loans purchased from third parties. For additional details, see the “Credit Quality Indicators” section in Note 7 to the consolidated financial statements.

Our lending strategy is based on underwriting standards designed to maintain high credit quality, and we remain optimistic regarding the overall future performance of our loan portfolio. During the six months ended June 30, 2026, the majority of our borrowers continued to demonstrate resilience despite the impact of elevated borrowing costs, inflation, labor costs and other factors. We continue to proactively monitor our commercial loans for potential negative trends and borrower weakness due to the current operating environment, including the potential negative impact of volatile energy prices and tariffs/import fees, and internally risk rate them accordingly. Based on our most recent portfolio review, we believe that we have relatively modest direct exposure to customer businesses most influenced by changing tariff/import fee policies and moderate periods of elevated energy prices. However, management cannot provide assurance that the NPAs will not increase from the levels reported at June 30, 2026 due to the aforementioned or other factors potentially impacting our lending customers.

The following table sets forth by loan category accruing past due and NPAs on the dates indicated in conjunction with our asset quality ratios:

	June 30, 2026	March 31, 2026	December 31, 2025
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$5,083	$5,285	$11,177
Commercial real estate	106,034	69,494	72,810
Construction	1,752	—	—
Residential mortgage	22,154	20,534	21,615
Total consumer	15,974	13,112	14,420
Total 30 to 59 days past due	150,997	108,425	120,022
60 to 89 days past due:
Commercial and industrial	2,748	1,015	1,274
Residential mortgage	6,495	4,285	10,181
Total consumer	3,904	3,506	5,269
Total 60 to 89 days past due	13,147	8,806	16,724
90 or more days past due:
Commercial and industrial	3,527	3,499	—
Commercial real estate	5,454	—	212
Residential mortgage	5,223	5,894	3,300
Total consumer	1,862	1,309	1,070
Total 90 or more days past due	16,066	10,702	4,582
Total accruing past due loans	$180,210	$127,933	$141,328
Non-accrual loans:
Commercial and industrial	$147,731	$145,804	$138,321
Commercial real estate	256,081	225,417	236,221
Construction	9,139	9,148	9,140
Residential mortgage	42,992	45,988	44,424
Total consumer	6,686	6,289	5,832
Total non-accrual loans	462,629	432,646	433,938
Other real estate owned (OREO)	4,126	5,161	4,531
Other repossessed assets	1,020	1,758	1,286
Total non-performing assets (NPAs)	$467,775	$439,565	$439,755
Total non-accrual loans as a % of loans	0.88%	0.85%	0.87%
Total NPAs as a % of loans and NPAs	0.88	0.86	0.87
Total accruing past due and non-accrual loans as a % of loans	1.23	1.10	1.15
Allowance for loan losses as a % of non-accrual loans	127.66	135.10	134.44
Loans 30 to 59 days past due increased $42.6 million to $151.0 million at June 30, 2026 as compared to March 31, 2026 mainly due to certain larger commercial real estate loans, partially offset by the migration of three commercial real estate loans totaling $49.6 million that migrated from this past due category at March 31, 2026 to non-accrual loans at June 30, 2026.
Loans 60 to 89 days past due increased $4.3 million to $13.1 million at June 30, 2026 as compared to March 31, 2026 mainly due to moderate increases in the residential mortgage and commercial and industrial loan categories.

Loans 90 days or more past due and still accruing interest increased $5.4 million to $16.1 million at June 30, 2026 as compared to March 31, 2026 primarily due to the second quarter 2026 migration of a $5.5 million commercial real estate loan previously reported in the 30 to 59 days past due delinquency category at March 31, 2026. All loans 90 days or more past due and still accruing interest are well-secured and in the process of collection.
Non-accrual loans increased $30.0 million to $462.6 million, or 0.88 percent of total loans at June 30, 2026 as compared to $432.6 million, or 0.85 percent of total loans, at March 31, 2026. The increase was mainly attributable to the aforementioned migration of commercial real estate loans from the 30 to 59 days past due delinquency category at March 31, 2026. These three collateral dependent non-accrual commercial real estate loans totaled $49.6 million, net of partial charge-offs of $1.3 million during the second quarter 2026, and had no related allocated reserves within our allowance for credit losses for loans at June 30, 2026.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at June 30, 2026 are well secured and largely collectable, based in part on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in the net realizable value for collateral dependent loans is charged-off when a loan is 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. For performing non-accrual loans, the collateral valuation shortfall may result in an allocation of specific reserves within our allowance for credit losses for loans.
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
Valley utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience on a straight-line basis for the remaining life of the loan. The forecast consists of multi-scenario economic forecasts to estimate future credit losses and are governed by a cross-functional committee. The committee meets each quarter to determine which economic scenarios developed by Moody's will be incorporated into the model, as well as the relative probability weightings of the selected scenarios, based upon all readily available information. The model projects economic variables under each scenario based on detailed statistical analyses. We have identified and selected key variables that most closely correlate to our historical credit performance, which include GDP, unemployment and the Case-Shiller Home Price Index.
At June 30, 2026, Valley continued to maintain the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with slightly more emphasis on the S-3 downside scenario and a smaller percentage weighting on the S-1 upside scenario as compared to December 31, 2025. At June 30, 2026, the standalone Moody's Baseline scenario reflected a slightly more optimistic outlook as compared to December 31, 2025 for several metrics, including a few highlighted below.
At June 30, 2026, Moody's Baseline forecast included the following specific assumptions:
•GDP growth: GDP is expected to remain positive, but moderate, with annual average growth of approximately 2.1 percent for the remainder of 2026 before trending down slightly to 2.0 percent in the second quarter 2028.
•Unemployment Rate: The outlook for the labor market projects slower job growth over the remainder of 2026, with the unemployment rate expected to be at approximately 4.5 percent by December 31, 2026 and remain near that level through the second quarter 2028.
•Federal funds: The current target federal funds rate range of 3.5 - 3.75 percent at June 30, 2026 is projected to remain unchanged until the second quarter 2028.
•Inflation: Inflation is expected to average 3.4 percent in the second half of 2026 and decline to 2.3 percent in the second quarter 2028.
See more details regarding our allowance for credit losses for loans in Note 7 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in thousands)
Allowance for credit losses for loans
Beginning balance	$599,800	$596,100	$594,054	$596,100	$573,328
Loans charged-off:
Commercial and industrial	(9,838)	(2,782)	(25,189)	(12,620)	(53,645)
Commercial real estate	(14,434)	(13,756)	(14,623)	(28,190)	(26,883)
Construction	—	—	—	—	(1,163)
Residential mortgage	—	—	(46)	—	(46)
Total consumer	(3,354)	(3,263)	(2,213)	(6,617)	(4,353)
Total loans charged-off	(27,626)	(19,801)	(42,071)	(47,427)	(86,090)
Charged-off loans recovered:
Commercial and industrial	1,669	1,398	2,789	3,067	3,599
Commercial real estate	2,790	347	188	3,137	437
Construction	—	—	455	—	455
Residential mortgage	41	83	37	124	205
Total consumer	1,080	429	773	1,509	1,616
Total loans recovered	5,580	2,257	4,242	7,837	6,312
Total net loan charge-offs	(22,046)	(17,544)	(37,829)	(39,590)	(79,778)
Provision charged for credit losses	29,166	21,244	37,795	50,410	100,470
Ending balance	$606,920	$599,800	$594,020	$606,920	$594,020
Components of allowance for credit losses for loans:
Allowance for loan losses	$590,600	$584,500	$579,500	$590,600	$579,500
Allowance for unfunded credit commitments	16,320	15,300	14,520	16,320	14,520
Allowance for credit losses for loans	$606,920	$599,800	$594,020	$606,920	$594,020
Components of provision for credit losses for loans:
Provision for credit losses for loans	$28,146	$18,644	$39,129	$46,790	$100,428
Provision (credit) for unfunded credit commitments	1,020	2,600	(1,334)	3,620	42
Total provision for credit losses for loans	$29,166	$21,244	$37,795	$50,410	$100,470
Allowance for credit losses for loans as a % of total loans	1.16%	1.18%	1.20%	1.16%	1.20%

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(8,169)	$(1,384)	$(22,400)	$(9,553)	$(50,046)
Commercial real estate	(11,644)	(13,409)	(14,435)	(25,053)	(26,446)
Construction	—	—	455	—	(708)
Residential mortgage	41	83	(9)	124	159
Total consumer	(2,274)	(2,834)	(1,440)	(5,108)	(2,737)
Total	$(22,046)	$(17,544)	$(37,829)	$(39,590)	$(79,778)
Average loans outstanding
Commercial and industrial	$11,903,449	$11,015,736	$10,507,438	$11,316,306	$10,253,144
Commercial real estate	27,664,538	26,898,522	26,000,837	27,283,646	26,163,998
Construction	2,491,229	2,470,225	2,982,733	2,480,785	3,018,284
Residential mortgage	5,919,569	5,850,295	5,671,792	5,885,124	5,655,642
Total consumer	3,905,388	4,030,605	3,869,837	4,113,389	3,753,755
Total	$51,884,173	$50,265,383	$49,032,637	$51,079,250	$48,844,823
Annualized net loan charge-offs (recoveries) to average loans outstanding
Commercial and industrial	0.27%	0.05%	0.85%	0.17%	0.98%
Commercial real estate	0.17	0.20	0.22	0.18	0.20
Construction	—	—	(0.06)	—	0.05
Residential mortgage	—	(0.01)	—	—	(0.01)
Total consumer	0.23	0.28	0.15	0.25	0.15
Total annualized net loan charge-offs to total average loans outstanding	0.17	0.14	0.31	0.16	0.33
Net loan charge-offs totaled $22.0 million for the second quarter 2026 as compared to $17.5 million and $37.8 million for the first quarter 2026 and the second quarter 2025, respectively. Gross loan charge-offs totaled $27.6 million for the second quarter 2026 and were largely due to partial charge-offs of non-performing commercial real estate and commercial and industrial loans.
Net loan charge-offs for the second quarter 2026 (as presented in the above table) increased from the first quarter 2026, but continued to trend within management's expectations for the credit quality of the loan portfolio at June 30, 2026. While we currently expect the level of total net loan charge-offs to average loans outstanding to range from 0.15 to 0.20 percent for the full year of 2026, we can make no assurances that actual net loan charge-offs will not be higher than anticipated for 2026.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	June 30, 2026		March 31, 2026		June 30, 2025
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$198,910	1.66%	$186,143	1.68%	$173,415	1.60%
Commercial real estate loans:
Commercial real estate	268,445	0.96	269,847	0.99	270,937	1.04
Construction	50,623	2.05	54,946	2.21	64,042	2.24
Total commercial real estate loans	319,068	1.05	324,793	1.09	334,979	1.16
Residential mortgage loans	48,905	0.82	51,700	0.88	48,830	0.86
Consumer loans:
Home equity	4,333	0.59	4,120	0.59	3,689	0.58
Auto and other consumer	19,384	0.56	17,744	0.52	18,587	0.55
Total consumer loans	23,717	0.57	21,864	0.53	22,276	0.56
Allowance for loan losses	590,600	1.13	584,500	1.15	579,500	1.17
Allowance for unfunded credit commitments	16,320		15,300		14,520
Total allowance for credit losses for loans	$606,920		$599,800		$594,020
Allowance for credit losses for loans as a % of total loans		1.16%		1.18%		1.20%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 1.16 percent at June 30, 2026, 1.18 percent at March 31, 2026, and 1.20 percent at June 30, 2025. For the second quarter 2026, the provision for credit losses for loans totaled $29.2 million as compared to $21.2 million and $37.8 million for the first quarter 2026 and second quarter 2025, respectively. The second quarter 2026 provision was mainly impacted by (i) higher specific reserves associated with collateral dependent loans, (ii) an increase in the economic forecast component of our reserve and (iii) strong commercial loan growth, partially offset by a decline in quantitative reserves largely within certain commercial real estate loan categories at June 30, 2026.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. Shareholders' equity of $7.9 billion and $7.8 billion at June 30, 2026 and December 31, 2025, respectively, represented 11.9 percent and 12.2 percent of total assets at each respective period end.
During the six months ended June 30, 2026, total shareholders’ equity increased by approximately $109.5 million primarily due to the following:
•net income of $334.8 million and
•a $10.3 million increase attributable to the effect of our stock incentive plan, partially offset by
•cash dividends declared on common and preferred stock totaling a combined $138.0 million,
•repurchases of $72.4 million of common stock held in treasury stock, and
•other comprehensive loss of $25.2 million.

Valley and the Bank are subject to the regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require Valley and the Bank to maintain minimum amounts and ratios of CET1, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations.
Valley and the Bank are required to maintain minimum ratios, including a 2.5 percent capital conservation buffer, of (i) CET1 to risk-weighted assets of 7.0 percent or greater, (ii) Tier 1 capital to risk-weighted assets of 8.5 percent or greater, and (iii) total capital to risk-weighted assets of 10.5 percent or greater, as well as a minimum leverage ratio of 4.0 percent for capital adequacy purposes. As of June 30, 2026 and December 31, 2025, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at June 30, 2026 and December 31, 2025:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of June 30, 2026
Total Risk-based Capital
Valley	$7,327,837	13.77%	$5,587,914	10.50%	N/A	N/A
Valley National Bank	7,092,812	13.34	5,581,661	10.50	$5,315,868	10.00%
Common Equity Tier 1 Capital
Valley	5,698,396	10.71	3,725,276	7.00	N/A	N/A
Valley National Bank	6,527,141	12.28	3,721,107	7.00	3,455,314	6.50
Tier 1 Risk-based Capital
Valley	6,052,638	11.37	4,523,550	8.50	N/A	N/A
Valley National Bank	6,527,141	12.28	4,518,487	8.50	4,252,694	8.00
Tier 1 Leverage Capital
Valley	6,052,638	9.49	2,549,951	4.00	N/A	N/A
Valley National Bank	6,527,141	10.25	2,546,875	4.00	3,183,594	5.00
As of December 31, 2025
Total Risk-based Capital
Valley	$6,965,724	13.77%	$5,311,534	10.50%	N/A	N/A
Valley National Bank	6,841,494	13.54	5,306,493	10.50	$5,053,803	10.00%
Common Equity Tier 1 Capital
Valley	5,558,508	10.99	3,541,023	7.00	N/A	N/A
Valley National Bank	6,297,558	12.46	3,537,662	7.00	3,284,972	6.50
Tier 1 Risk-based Capital
Valley	5,912,750	11.69	4,299,813	8.50	N/A	N/A
Valley National Bank	6,297,558	12.46	4,295,733	8.50	4,043,042	8.00
Tier 1 Leverage Capital
Valley	5,912,750	9.63	2,455,946	4.00	N/A	N/A
Valley National Bank	6,297,558	10.27	2,453,670	4.00	3,067,088	5.00
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is calculated by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was 61.4 percent for the six months ended June 30, 2026 as compared to 56.4 percent for the full year ended December 31, 2025.

Cash dividends declared amounted to $0.22 per common share for each of the six months ended June 30, 2026 and 2025. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. See Item 1A. Risk Factors of Valley's Annual Report for additional information regarding factors that could adversely impact our ability to declare future cash dividends.
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
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 73 for a discussion of interest rate risk.

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
(b) Changes in internal control over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended June 30, 2026 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (3)
April 1, 2026 to April 30, 2026	311,899	$13.41	300,000	24,700,000
May 1, 2026 to May 31, 2026	801,260	13.12	800,000	23,900,000
June 1, 2026 to June 30, 2026	415,074	13.90	400,000	23,500,000
Total	1,528,233	$13.39	1,500,000

(1)Includes repurchases of 28,233 shares made in connection with the vesting of employee restricted stock awards.
(2)Average price paid does not reflect the one percent excise tax charged on net stock repurchases.
(3)On February 24, 2026, Valley publicly announced a new stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase under the new repurchase program became effective on April 27, 2026 and will expire on April 27, 2028. Valley's previous publicly announced stock repurchase program had approximately 14.9 million shares remaining available for repurchase that expired on April 26, 2026.

Item 5.	Other Information
a.None.
b.None.
c.During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
(4.1)
Subordinated Indenture, dated May 14, 2026, by and between Valley National Bancorp and U.S. Bank Trust Company, National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K Current Report filed on May 14, 2026.

(4.2)
First Supplemental Indenture, dated May 14, 2026, by and between Valley National Bancorp and U.S. Bank Trust Company, National Association, incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K Current Report filed on May 14, 2026.

(4.3)
Form of Global Note for Valley National Bancorp’s 6.219% Fixed-to-Floating Rate Subordinated Notes due 2036 (included in Exhibit 4.2), incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K Current Report filed on May 14, 2026.

(10)	Material Contracts:
(10.1)
Underwriting Agreement, dated May 11, 2026, by and among Valley National Bancorp, Valley National Bank, and Keefe, Bruyette & Woods, Inc. and Morgan Stanley & Co. LLC, as representatives of the Underwriters listed on Schedule A thereto, incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K Current Report filed on May 14, 2026.

(31.1)	Certification of Ira Robbins, Chairman of the Board, President and Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14(a).*
(31.2)	Certification of Travis Lan, Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to Exchange Act Rule 13a-14(a).*
(32)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ira Robbins, Chairman of the Board, President and Chief Executive Officer of the Company, and Travis Lan, Senior Executive Vice President and Chief Financial Officer of the Company.**

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
August 6, 2026	Ira Robbins
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Travis Lan
August 6, 2026	Travis Lan
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)