Form 10-Q
period 2026-09-30
VALLEY NATIONAL BANCORP
filed 2026-11-05
CIK 714310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock (no par value), of which 549,765,755 shares were outstanding as of November 4, 2026.

Glossary of Defined Terms

The following terms may be used throughout this Report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available for sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Valley National Bank (Valley’s principal subsidiary)
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Board	Board of Directors of Valley National Bancorp
CD	Certificate of deposit
CECL	Current expected credit loss model
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CRA	Community Reinvestment Act
CRE loan concentration ratio	Total commercial real estate loans held for investment and held for sale, excluding owner occupied loans, as a percentage of total risk-based capital
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
Freddie Mac	Federal Home Loan Mortgage Corporation
GAAP	U.S. Generally Accepted Accounting Principles
GDP	Gross domestic product
Ginnie Mae	Government National Mortgage Association
HTM	Held to Maturity
NAV	Net asset value
NPA	Non-performing asset
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
OTC	Over-the-counter
ROATCE	Return on average tangible common shareholders’ equity
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
U.S. Treasury	United States Department of the Treasury
Valley
May refer to Valley National Bancorp individually, Valley National Bancorp and its consolidated subsidiaries, or certain of Valley National Bancorp’s subsidiaries, as the context requires (interchangeable with the “Company,” “we,” “our” and “us”).

Valley's Annual Report	Valley's Annual Report on Form 10-K for the year ended December 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except for share data)	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Cash and due from banks	$339,682	$315,166
Interest bearing deposits with banks	785,320	1,268,399
Investment securities:
Equity securities	92,700	82,774
Trading debt securities	26,749	—
Available for sale debt securities	4,229,810	4,202,218
Held to maturity debt securities (net of allowance for credit losses of $727 at September 30, 2026 and $734 at December 31, 2025)	3,726,695	3,495,837
Total investment securities	8,075,954	7,780,829
Loans held for sale (includes fair value of $7,452 at September 30, 2026 and $8,212 at December 31, 2025 for loans originated for sale)	16,202	26,236
Loans	53,189,984	50,136,728
Less: Allowance for loan losses	(580,800)	(583,400)
Net loans	52,609,184	49,553,328
Premises and equipment, net	311,548	330,757
Lease right of use assets	292,927	313,891
Bank owned life insurance	743,687	738,090
Accrued interest receivable	259,987	243,897
Goodwill	1,868,936	1,868,936
Other intangible assets, net	83,456	100,875
Other assets	2,083,996	1,592,321
Total Assets	$67,470,879	$64,132,725
Liabilities
Deposits:
Non-interest bearing	$12,446,761	$12,155,500
Interest bearing:
Savings, NOW and money market	29,397,309	28,603,470
Time	13,384,725	11,424,123
Total deposits	55,228,795	52,183,093
Short-term borrowings	50,256	91,475
Long-term borrowings	2,607,639	2,908,579
Junior subordinated debentures issued to capital trusts	58,064	57,803
Lease liabilities	348,505	372,448
Accrued expenses and other liabilities	1,281,068	711,629
Total Liabilities	59,574,327	56,325,027
Shareholders’ Equity
Preferred stock, no par value; 50,000,000 authorized shares:
Series A (4,600,000 shares issued at September 30, 2026 and December 31, 2025)	111,590	111,590
Series B (4,000,000 shares issued at September 30, 2026 and December 31, 2025)	98,101	98,101
Series C (6,000,000 shares issued at September 30, 2026 and December 31, 2025)	144,654	144,654
Common stock (no par value, authorized 650,000,000 shares; issued 560,878,750 shares at September 30, 2026 and December 31, 2025)	196,730	196,730
Surplus	5,467,999	5,464,845
Retained earnings	2,241,005	1,912,933
Accumulated other comprehensive loss	(232,186)	(74,379)
Treasury stock, at cost (10,257,554 common shares at September 30, 2026 and 4,260,729 common shares at December 31, 2025)	(131,341)	(46,776)
Total Shareholders’ Equity	7,896,552	7,807,698
Total Liabilities and Shareholders’ Equity	$67,470,879	$64,132,725
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Income
Interest and fees on loans	$764,546	$733,191	$2,209,246	$2,157,082
Interest and dividends on investment securities:
Taxable	78,028	70,211	227,949	201,273
Tax-exempt	4,969	4,611	14,735	13,994
Dividends	4,474	4,891	15,045	16,083
Interest on federal funds sold and other short-term investments	5,182	14,019	22,323	28,255
Total interest income	857,199	826,923	2,489,298	2,416,687
Interest Expense
Interest on deposits:
Savings, NOW and money market	196,272	210,921	578,030	614,532
Time	119,337	133,108	338,708	387,501
Interest on short-term borrowings	3,322	555	9,605	5,237
Interest on long-term borrowings and junior subordinated debentures	32,817	36,115	98,955	110,680
Total interest expense	351,748	380,699	1,025,298	1,117,950
Net Interest Income	505,451	446,224	1,464,000	1,298,737
(Credit) provision for credit losses for available for sale and held to maturity securities	(17)	—	(7)	(10)
Provision for credit losses for loans	30,658	19,171	81,068	119,641
Net Interest Income After Provision for Credit Losses	474,810	427,053	1,382,939	1,179,106
Non-Interest Income
Wealth management and trust fees	22,178	16,134	55,839	45,221
Insurance commissions	3,015	2,914	9,652	9,746
Capital markets	9,996	9,814	33,310	26,521
Service charges on deposit accounts	19,156	16,764	56,088	44,195
Gains on securities transactions, net	259	28	330	73
Fees from loan servicing	3,089	3,405	9,575	10,291
Gains on sales of loans, net	1,254	740	6,086	4,962
Bank owned life insurance	3,675	4,657	15,423	15,453
Other	16,078	10,431	34,944	29,323
Total non-interest income	78,700	64,887	221,247	185,785
Non-Interest Expense
Salary and employee benefits expense	150,080	146,820	456,227	434,860
Net occupancy expense	25,727	24,865	80,088	76,236
Technology, furniture and equipment expense	32,312	30,708	97,437	91,271
FDIC insurance assessment	10,802	8,357	32,969	33,416
Amortization of other intangible assets	6,319	7,544	19,506	22,990
Professional and legal fees	25,125	24,261	79,800	59,901
Loss on extinguishment of debt	—	—	—	922
Amortization of tax credit investments	19,904	8,147	52,075	26,601
Other	39,689	31,283	112,905	96,528
Total non-interest expense	309,958	281,985	931,007	842,725
Income Before Income Taxes	243,552	209,955	673,179	522,166
Income tax expense	37,252	46,600	132,081	119,586
Net Income	206,300	163,355	541,098	402,580
Dividends on preferred stock	7,335	7,644	21,868	21,547
Net Income Available to Common Shareholders	$198,965	$155,711	$519,230	$381,033

Earnings Per Common Share:
Basic	$0.36	$0.28	$0.94	$0.68
Diluted	0.36	0.28	0.93	0.68
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$206,300	$163,355	$541,098	$402,580
Other comprehensive (loss) income, net of tax:
Unrealized gains and losses on available for sale securities
Net (losses) gains arising during the period	(132,832)	21,206	(159,968)	56,914
Amounts reclassified to earnings	2	(1)	(5)	(1)
Total	(132,830)	21,205	(159,973)	56,913
Unrealized gains on derivatives (cash flow hedges)
Amounts reclassified to earnings	(127)	(222)	(375)	(661)
Total	(127)	(222)	(375)	(661)
Defined benefit pension and postretirement benefit plans
Gain arising during the period	365	—	2,664	—
Pension settlement gain reclassified to earnings	(50)	—	(219)	—
Amortization of actuarial net losses reclassified to earnings	73	104	96	280
Total	388	104	2,541	280
Total other comprehensive (loss) income	(132,569)	21,087	(157,807)	56,532
Total comprehensive income	$73,731	$184,442	$383,291	$459,112
See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Nine Months Ended September 30, 2026

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands, except for per share data)
Balance - December 31, 2025	$354,345	556,618	$196,730	$5,464,845	$1,912,933	$(74,379)	$(46,776)	$7,807,698
Net income	—	—	—	—	163,913	—	—	163,913
Other comprehensive loss, net of tax	—	—	—	—	—	(23,224)	—	(23,224)
Cash dividends declared:
Preferred stock, Series A, $0.49 per share	—	—	—	—	(2,242)	—	—	(2,242)
Preferred stock, Series B, $0.47 per share	—	—	—	—	(1,881)	—	—	(1,881)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(61,829)	—	—	(61,829)
Effect of stock incentive plan, net	—	1,699	—	(13,110)	(4,752)	—	19,066	1,204
Common stock repurchased	—	(4,000)	—	—	—	—	(52,102)	(52,102)
Balance - March 31, 2026	$354,345	554,317	$196,730	$5,451,735	$2,003,048	$(97,603)	$(79,812)	$7,828,443
Net income	—	—	—	—	170,885	—	—	170,885
Other comprehensive loss, net of tax	—	—	—	—	—	(2,014)	—	(2,014)
Cash dividends declared:
Preferred stock, Series A, $0.50 per share	—	—	—	—	(2,295)	—	—	(2,295)
Preferred stock, Series B, $0.48 per share	—	—	—	—	(1,927)	—	—	(1,927)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(61,673)	—	—	(61,673)
Effect of stock incentive plan, net	—	252	—	7,033	(1,022)	—	3,069	9,080
Common stock repurchased	—	(1,500)	—	—	—	—	(20,261)	(20,261)
Balance - June 30, 2026	$354,345	553,069	$196,730	$5,458,768	$2,103,922	$(99,617)	$(97,004)	$7,917,144
Net income	—	—	—	—	206,300	—	—	206,300
Other comprehensive loss, net of tax	—	—	—	—	—	(132,569)	—	(132,569)
Cash dividends declared:
Preferred stock, Series A, $0.50 per share	—	—	—	—	(2,306)	—	—	(2,306)
Preferred stock, Series B, $0.48 per share	—	—	—	—	(1,935)	—	—	(1,935)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(61,509)	—	—	(61,509)
Effect of stock incentive plan, net	—	52	—	9,231	(373)	—	647	9,505
Common stock repurchased	—	(2,500)	—	—	—	—	(34,984)	(34,984)
Balance - September 30, 2026	$354,345	550,621	$196,730	$5,467,999	$2,241,005	$(232,186)	$(131,341)	$7,896,552

For the Nine Months Ended September 30, 2025

		Common Stock				Accumulated
	Preferred Stock	Shares	Amount	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(in thousands, except for per share data)
Balance - December 31, 2024	$354,345	558,786	$195,998	$5,442,070	$1,598,048	$(155,334)	$—	$7,435,127
Net income	—	—	—	—	106,058	—	—	106,058
Other comprehensive income, net of tax	—	—	—	—	—	27,082	—	27,082
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,065)	—	—	(2,065)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(62,460)	—	—	(62,460)
Effect of stock incentive plan, net	—	1,492	522	2,686	—	—	—	3,208
Common stock repurchased	—	(250)	—	—	—	—	(2,162)	(2,162)
Balance - March 31, 2025	$354,345	560,028	$196,520	$5,444,756	$1,634,690	$(128,252)	$(2,162)	$7,499,897
Net income	—	—	—	—	133,167	—	—	133,167
Other comprehensive income, net of tax	—	—	—	—	—	8,363	—	8,363
Cash dividends declared:
Preferred stock, Series A, $0.39 per share	—	—	—	—	(1,797)	—	—	(1,797)
Preferred stock, Series B, $0.51 per share	—	—	—	—	(2,057)	—	—	(2,057)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(62,466)	—	—	(62,466)
Effect of stock incentive plan, net	—	504	86	6,787	(3,540)	—	2,239	5,572
Common stock repurchased	—	(250)	—	—	—	—	(2,164)	(2,164)
Balance - June 30, 2025	$354,345	560,282	$196,606	$5,451,543	$1,694,903	$(119,889)	$(2,087)	$7,575,421
Net income	—	—	—	—	163,355	—	—	163,355
Other comprehensive income, net of tax	—	—	—	—	—	21,087	—	21,087
Cash dividends declared:
Preferred stock, Series A, $0.54 per share	—	—	—	—	(2,471)	—	—	(2,471)
Preferred stock, Series B, $0.52 per share	—	—	—	—	(2,078)	—	—	(2,078)
Preferred stock, Series C, $0.52 per share	—	—	—	—	(3,094)	—	—	(3,094)
Common stock, $0.11 per share	—	—	—	—	(62,413)	—	—	(62,413)
Effect of stock incentive plan, net	—	1,785	125	5,401	(1,061)	—	13,134	17,599
Common stock repurchased	—	(1,283)	—	—	—	—	(12,032)	(12,032)
Balance - September 30, 2025	$354,345	560,784	$196,731	$5,456,944	$1,787,141	$(98,802)	$(985)	$7,695,374

See accompanying notes to consolidated financial statements.

VALLEY NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$541,098	$402,580
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,133	28,731
Stock-based compensation	26,258	18,015
Provision for credit losses	81,061	119,631
Net accretion of discounts and amortization of premium on securities and borrowings	(8,619)	(6,028)
Amortization of other intangible assets	19,506	22,990
Losses (gains) on available for sale and held to maturity debt securities, net	7	(17)
Proceeds from sales of loans held for sale at fair value	114,170	139,507
Gains on sales of loans, net	(6,086)	(4,962)
Originations of loans held for sale	(111,339)	(124,768)
Proceeds from sales of assets	1,425	—
Gains on sales of assets, net	(738)	(78)
Loss on extinguishment of debt	—	922
Net change in:
Fair value of financial instruments hedged by derivative transactions	(1,189)	9,349
Trading debt securities	(26,749)	—
Lease right of use assets	20,822	7,434
Cash surrender value of bank owned life insurance	(15,051)	(15,121)
Accrued interest receivable	(16,090)	(2,920)
Other assets	(493,127)	113,953
Accrued expenses and other liabilities	603,617	(562,027)
Net cash provided by operating activities	755,109	147,191
Cash flows from investing activities:
Loans originated and purchased, net of principal collected	(3,138,717)	(582,053)
Equity securities:
Purchases	(9,131)	(11,687)
Sales and capital returns	900	3,989
Held to maturity debt securities:
Purchases	(561,373)	(278,690)
Maturities, calls and principal repayments	333,169	269,743
Available for sale debt securities:
Purchases	(736,428)	(990,956)
Maturities, calls and principal repayments	500,404	328,184
Death benefit proceeds from bank owned life insurance	9,454	7,012
Proceeds from sales of real estate property and equipment	3,160	2,277
Proceeds from sales of loans not originated for sale	10,644	11,899
Purchases of real estate property and equipment	(8,229)	(8,964)
Net cash used in investing activities	$(3,596,147)	$(1,249,246)

VALLEY NATIONAL BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued) (in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Net change in deposits	$3,050,680	$1,098,747
Net change in short-term borrowings	(41,219)	(21,666)
Proceeds from issuance of long-term borrowings, net	594,084	210,000
Repayments of long-term borrowings	(900,000)	(488,000)
Cash dividends paid to preferred shareholders	(21,868)	(21,547)
Cash dividends paid to common shareholders	(184,973)	(187,061)
Purchase of common shares related to stock compensation plan activity	(10,641)	(9,334)
Purchase of common shares to treasury	(106,541)	(16,358)
Common stock issued, net	3,366	17,698
Other, net	(413)	(109)
Net cash provided by financing activities	2,382,475	582,370
Net change in cash and cash equivalents	(458,563)	(519,685)
Cash and cash equivalents at beginning of year	1,583,565	1,890,125
Cash and cash equivalents at end of period	$1,125,002	$1,370,440

Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and borrowings	$1,008,110	$1,164,037
Federal and state income taxes	113,010	64,590
Supplemental schedule of non-cash investing activities:
Transfer of loans to other real estate owned, net	$2,913	$832
Transfer of loans to loans held for sale, net	—	14,137
Lease right of use assets obtained in exchange for operating lease liabilities	24,688	25,791

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
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present Valley’s financial position, results of operations, changes in shareholders' equity and cash flows at September 30, 2026 and for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year or any subsequent interim period.
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
Pending Acquisitions
Providence Financial Corporation. On August 25, 2026, Valley announced that it will acquire Providence Financial Corporation (Providence), and its principal subsidiary, Providence Bank & Trust, headquartered in South Holland, Illinois. Providence had approximately $1.6 billion in total assets, $1.3 billion in total deposits, $1.1 billion in total loans, and $800 million in total wealth assets under management across its 14-branch network as of June 30, 2026. Upon closing, the shareholders of Providence will receive 4.3854 shares of Valley common stock and $21.47 in cash for each share of Providence common stock they own. Based on Valley's closing stock price of $14.05 on October 26, 2026, total merger consideration is estimated to be $246 million, including $64 million in cash and approximately 13.0 million shares of Valley common stock. The acquisition is expected to close in early 2027, subject to standard regulatory approvals, approval of Providence’s shareholders, and the satisfaction or waiver of other customary closing conditions.
Bluevine Inc. On September 28, 2026, Valley announced that it will acquire Bluevine Inc. (Bluevine), a leading nationwide digital banking platform for small businesses headquartered in Jersey City, New Jersey. Valley will acquire the outstanding equity of Bluevine for $340 million (subject to specified adjustments) consisting of approximately $255 million in cash and approximately 6.3 million shares of Valley common stock. The acquisition is expected to close in early 2027, subject to standard regulatory approvals, and the satisfaction or waiver of other customary closing conditions.

Note 2. Earnings Per Common Share
The following table shows the calculation of both basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except for share and per share data)
Net income available to common shareholders	$198,965	$155,711	$519,230	$381,033
Basic weighted average number of common shares outstanding	552,358,147	560,504,275	553,946,293	560,154,649
Plus: Common stock equivalents	3,908,839	3,132,658	3,459,686	3,750,886
Diluted weighted average number of common shares outstanding	556,266,986	563,636,933	557,405,979	563,905,535
Earnings per common share:
Basic	$0.36	$0.28	$0.94	$0.68
Diluted	0.36	0.28	0.93	0.68
Common stock equivalents represent the dilutive effect of additional common shares issuable upon the assumed vesting or exercise, as applicable, of RSUs and stock options to purchase Valley’s common shares. Stock options and RSUs with exercise and vesting prices that exceed the average market price of Valley’s common stock during the periods presented may have an anti-dilutive effect on the diluted earnings per common share calculation for the periods presented and therefore are excluded from the diluted earnings per share calculation. Potential anti-dilutive weighted common shares totaled approximately 14 thousand and 280 thousand for the three months ended September 30, 2026 and 2025, respectively, and 209 thousand and 267 thousand for the nine months ended September 30, 2026 and 2025, respectively.
Note 3. Accumulated Other Comprehensive Loss
The following tables present the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025:

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
June 30, 2026	$(91,696)	$172	$(8,093)	$(99,617)
Other comprehensive (loss) gain before reclassification	(132,832)	—	365	(132,467)
Amounts reclassified to earnings	2	(127)	23	(102)
Other comprehensive (loss) income, net	(132,830)	(127)	388	(132,569)
September 30, 2026	$(224,526)	$45	$(7,705)	$(232,186)

June 30, 2025	$(98,190)	$806	$(22,505)	$(119,889)
Other comprehensive income before reclassification	21,206	—	—	21,206
Amounts reclassified to earnings	(1)	(222)	104	(119)
Other comprehensive income (loss), net	21,205	(222)	104	21,087
September 30, 2025	$(76,985)	$584	$(22,401)	$(98,802)

	Components of Accumulated Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	Unrealized Gains and Losses on AFS Securities	Unrealized Gains and Losses on Derivatives	Defined Benefit Pension and Postretirement Benefit Plans
	(in thousands)
December 31, 2025	$(64,553)	$420	$(10,246)	$(74,379)
Other comprehensive (loss) gain before reclassification	(159,968)	—	2,664	(157,304)
Amounts reclassified to earnings	(5)	(375)	(123)	(503)
Other comprehensive (loss) income, net	(159,973)	(375)	2,541	(157,807)
September 30, 2026	$(224,526)	$45	$(7,705)	$(232,186)

December 31, 2024	$(133,898)	$1,245	$(22,681)	$(155,334)
Other comprehensive income before reclassification	56,914	—	—	56,914
Amounts reclassified to earnings	(1)	(661)	280	(382)
Other comprehensive income (loss), net	56,913	(661)	280	56,532
September 30, 2025	$(76,985)	$584	$(22,401)	$(98,802)

The following table presents amounts reclassified from each component of accumulated other comprehensive loss on a gross and net of tax basis for the three and nine months ended September 30, 2026 and 2025:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Accumulated Other Comprehensive Loss	2026	2025	2026	2025	Income Statement Line Item
	(in thousands)
Unrealized (loss) gains on AFS securities before tax	$(3)	$1	$7	$1	Gains on securities transactions, net
Tax effect	1	—	(2)	—
Total net of tax	(2)	1	5	1
Unrealized gains on derivatives (cash flow hedges) before tax	175	307	519	912	Interest and fees on loans
Tax effect	(48)	(85)	(144)	(251)
Total net of tax	127	222	375	661
Defined benefit pension and postretirement benefit plans:
Pension settlement gain	69	—	303	—	Other non-interest expense
Tax effect	(19)	—	(84)	—
Total net of tax	50	—	219	—
Amortization of actuarial net losses	(102)	(143)	(133)	(385)	Other non-interest expense
Tax effect	29	39	37	105
Total net of tax	(73)	(104)	(96)	(280)
Total reclassifications, net of tax	$102	$119	$503	$382

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
ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” clarifies and modernizes the accounting for costs related to internal-use software. The new guidance clarifies the threshold entities apply to begin capitalizing costs and removes all references to project stages in ASC Subtopic 350-40. ASU No. 2025-06 is effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. The new guidance may be applied using a prospective, retrospective or modified transition approach with early adoption permitted. ASU No. 2025-06 is currently not expected to have a significant impact on Valley's consolidated financial statements.
ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement. The subsequently issued ASU No. 2025-01 amended the effective date of ASU No. 2024-03 to require all public business entities to adopt the new guidance for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. The adoption of ASU No. 2024-03 is currently not expected to have a significant impact on Valley's consolidated financial statements and disclosures.
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
Assets and Liabilities Measured at Fair Value on a Recurring and Non-Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2026 and December 31, 2025. The assets presented under “non-recurring fair value measurements” in the tables below are not measured at fair value on an ongoing basis but are subject to fair value adjustments under certain circumstances (e.g., when an impairment loss is recognized).

		Fair Value Measurements at Reporting Date Using:
	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Recurring fair value measurements:
Assets
Investment securities:
Equity securities	$21,976	$21,976	$—	$—
Equity securities at net asset value (NAV)	9,738	—	—	—
Trading debt securities	26,749	26,749	—	—
Available for sale debt securities:
U.S. Treasury securities	221,192	221,192	—	—
U.S. government agency securities	36,310	—	36,310	—
Obligations of states and political subdivisions	174,524	—	174,524	—
Residential mortgage-backed securities	3,558,145	—	3,558,145	—
Corporate and other debt securities	239,639	—	239,639	—
Total available for sale debt securities	4,229,810	221,192	4,008,618	—
Loans held for sale (1)	7,452	—	7,452	—
Other assets (2)	467,708	—	467,708	—
Total assets	$4,763,433	$269,917	$4,483,778	$—
Liabilities
Other liabilities (2)	$464,084	$—	$464,084	$—
Total liabilities	$464,084	$—	$464,084	$—
Non-recurring fair value measurements:
Collateral dependent loans (3)	$99,428	$—	$—	$99,428
Foreclosed assets	3,187	—	—	3,187
Total	$102,615	$—	$—	$102,615

		Fair Value Measurements at Reporting Date Using:
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

(1)Represents residential mortgage loans originated for sale that are carried at fair value and had contractual unpaid principal balances totaling $7.6 million and $8.1 million at September 30, 2026 and December 31, 2025, respectively.
(2)Derivative financial instruments are included in this category.
(3)Net of specific reserve allocations reported within the allowance for loan losses totaling $97.9 million and $82.0 million at September 30, 2026 and December 31, 2025, respectively.

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
Loans held for sale. Residential mortgage loans originated for sale are reported at fair value using Level 2 inputs. The fair values were calculated utilizing quoted prices for similar assets in active markets. The market prices represent a delivery price, which reflects the underlying price each institution would pay Valley for an immediate sale of an aggregate pool of mortgages. Non-performance risk did not materially impact the fair value of mortgage loans held for sale at September 30, 2026 and December 31, 2025 based on the short duration these assets were held and their credit quality.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of Valley’s derivatives are determined using third-party prices that are based on discounted cash flow analysis using observed market inputs, such as the SOFR curve at September 30, 2026 and December 31, 2025. The fair value of mortgage banking derivatives, consisting of interest rate lock commitments to fund residential mortgage loans and forward commitments for the future delivery of such loans (including certain loans held for sale at September 30, 2026 and December 31, 2025), is determined based on the current market prices for similar instruments. The fair value of a credit default swap related to a portion of Valley's automobile loan portfolio is based on estimated discounted cash flows that incorporate market data for auto credit loss forecasts and anticipated cash outflows for the instrument's premium payments. The fair value of most of the derivatives incorporates credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, to account for potential nonperformance risk of Valley and its counterparties. The credit valuation adjustments were not significant to the overall valuation of Valley’s derivatives at September 30, 2026 and December 31, 2025. See Note 12 for additional details on Valley's derivatives.
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
Collateral dependent loans. Collateral dependent loans are loans where foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and substantially all the repayment is expected from the sale of collateral. Collateral dependent loans are reported at the fair value of the underlying collateral when the fair value is lower than the recorded investment in the loan. Collateral values are estimated using Level 3 inputs, consisting of individual third-party appraisals that may be adjusted based on certain discounting criteria. Certain real estate appraisals may be discounted based on specific market data by location and property type. At September 30, 2026, certain collateral dependent loans were individually re-measured and reported at fair value (net carrying amount) through direct loan charge-offs to the allowance for loan losses based on the fair value of the underlying collateral. Collateral dependent loans with amortized cost of $197.3 million (including taxi medallion loans totaling $40.6 million), were reduced by specific allowance for loan loss allocations totaling $97.9 million to a reported total net carrying amount of $99.4 million at September 30, 2026.

Foreclosed assets. Certain foreclosed assets (consisting of other real estate owned and other repossessed assets included in other assets), upon initial recognition and transfer from loans, are re-measured and reported at fair value using Level 3 inputs, consisting of a third-party appraisal less estimated cost to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If further declines in the estimated fair value of an asset occur, the asset is re-measured and reported at fair value through a write-down recorded in non-interest expense. Fair value re-measurements of foreclosed assets resulted in write-downs totaling $1.0 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively. The fair value re-measurements of foreclosed assets were immaterial for the three months ended September 30, 2026 and 2025.
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

The carrying amounts and estimated fair values of financial instruments not measured and not reported at fair value on the consolidated statements of financial condition at September 30, 2026 and December 31, 2025 were as follows:

	Fair Value Hierarchy	September 30, 2026		December 31, 2025
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Financial assets
Cash and due from banks	Level 1	$339,682	$339,682	$315,166	$315,166
Interest bearing deposits with banks	Level 1	785,320	785,320	1,268,399	1,268,399
Equity securities (1)	Level 3	60,986	60,986	49,371	49,371
Held to maturity debt securities:
U.S. government agency securities	Level 2	290,344	230,377	292,269	253,062
Obligations of states and political subdivisions	Level 2	329,011	277,084	353,875	333,834
Residential mortgage-backed securities	Level 2	3,000,134	2,523,870	2,732,752	2,431,987
Trust preferred securities	Level 2	36,122	31,732	36,103	30,689
Corporate and other debt securities	Level 2	71,811	69,946	81,572	80,031
Total held to maturity debt securities (2)		3,727,422	3,133,009	3,496,571	3,129,603
Net loans (3)	Level 3	52,617,934	51,231,229	49,571,352	47,868,967
Accrued interest receivable	Level 1	259,987	259,987	243,897	243,897
FRB and FHLB stock (4)	Level 2	322,581	322,581	339,484	339,484
Financial liabilities
Deposits without stated maturities	Level 1	41,844,070	41,844,070	40,758,970	40,758,970
Deposits with stated maturities	Level 2	13,384,725	13,345,303	11,424,123	11,465,247
Short-term borrowings	Level 2	50,256	47,920	91,475	88,468
Long-term borrowings	Level 2	2,607,639	2,520,800	2,908,579	2,916,674
Junior subordinated debentures issued to capital trusts	Level 2	58,064	49,981	57,803	53,050
Accrued interest payable (5)	Level 1	106,870	106,870	89,683	89,683

(1)Represents equity securities without a readily determinable fair value, which are measured based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Total changes in the valuation of equity securities were immaterial for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively.
(2)The carrying amount is presented gross without the allowance for credit losses.
(3)Includes non-performing loans held for sale carried at lower of cost (or market) of $8.8 million at September 30, 2026 and $18.0 million at December 31, 2025, respectively.
(4)Included in other assets.
(5)Included in accrued expenses and other liabilities.
Note 6. Investment Securities
Equity Securities
Equity securities totaled $92.7 million and $82.8 million at September 30, 2026 and December 31, 2025, respectively. See Note 5 for further details on equity securities.
Trading Debt Securities
The fair value of trading debt securities totaled $26.7 million at September 30, 2026. We had no investment securities classified as trading debt securities at December 31, 2025. Net trading gains are included in net gains and losses on securities transactions within non-interest income. Valley had immaterial net trading gains for both the nine months ended September 30, 2026 and 2025.
Available for Sale Debt Securities
The amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities at September 30, 2026 and December 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2026
U.S. Treasury securities	$252,181	$—	$(30,989)	$221,192
U.S. government agency securities	39,622	27	(3,339)	36,310
Obligations of states and political subdivisions:
Obligations of states and state agencies	42,821	—	(973)	41,848
Municipal bonds	184,705	—	(52,029)	132,676
Total obligations of states and political subdivisions	227,526	—	(53,002)	174,524
Residential mortgage-backed securities	3,768,249	17	(210,121)	3,558,145
Corporate and other debt securities	248,701	820	(9,882)	239,639
Total	$4,536,279	$864	$(307,333)	$4,229,810
December 31, 2025
U.S. Treasury securities	$250,494	$226	$(22,233)	$228,487
U.S. government agency securities	41,026	35	(1,117)	39,944
Obligations of states and political subdivisions:
Obligations of states and state agencies	44,079	—	(646)	43,433
Municipal bonds	181,883	1	(31,937)	149,947
Total obligations of states and political subdivisions	225,962	1	(32,583)	193,380
Residential mortgage-backed securities	3,541,284	36,238	(63,444)	3,514,078
Corporate and other debt securities	231,876	1,781	(7,328)	226,329
Total	$4,290,642	$38,281	$(126,705)	$4,202,218

Accrued interest on investments, which is excluded from the amortized cost of AFS debt securities, totaled $19.6 million and $18.2 million at September 30, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

The age of unrealized losses and fair value of the related AFS debt securities at September 30, 2026 and December 31, 2025 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2026
U.S. Treasury securities	$96,360	$(3,668)	$124,832	$(27,321)	$221,192	$(30,989)
U.S. government agency securities	16,999	(921)	18,198	(2,418)	35,197	(3,339)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	4,664	(973)	4,664	(973)
Municipal bonds	1,509	(201)	123,656	(51,828)	125,165	(52,029)
Total obligations of states and political subdivisions	1,509	(201)	128,320	(52,801)	129,829	(53,002)
Residential mortgage-backed securities	3,066,445	(123,402)	431,565	(86,719)	3,498,010	(210,121)
Corporate and other debt securities	85,731	(2,269)	114,077	(7,613)	199,808	(9,882)
Total	$3,267,044	$(130,461)	$816,992	$(176,872)	$4,084,036	$(307,333)
December 31, 2025
U.S. Treasury securities	$—	$—	$128,232	$(22,233)	$128,232	$(22,233)
U.S. government agency securities	—	—	20,754	(1,117)	20,754	(1,117)
Obligations of states and political subdivisions:
Obligations of states and state agencies	—	—	5,453	(646)	5,453	(646)
Municipal bonds	—	—	141,083	(31,937)	141,083	(31,937)
Total obligations of states and political subdivisions	—	—	146,536	(32,583)	146,536	(32,583)
Residential mortgage-backed securities	118,263	(234)	650,985	(63,210)	769,248	(63,444)
Corporate and other debt securities	12,741	(9)	132,307	(7,319)	145,048	(7,328)
Total	$131,004	$(243)	$1,078,814	$(126,462)	$1,209,818	$(126,705)
Within the AFS debt securities portfolio, the total number of security positions in an unrealized loss position was 822 and 602 at September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, the fair value of AFS securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law, was $917.6 million.

Contractual Maturities
The contractual maturities of AFS debt securities at September 30, 2026 are set forth in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	September 30, 2026
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$5,984	$5,963
Due after one year through five years	247,226	237,103
Due after five years through ten years	242,880	231,852
Due after ten years	271,940	196,747
Residential mortgage-backed securities	3,768,249	3,558,145
Total	$4,536,279	$4,229,810
The weighted average remaining expected life for AFS residential mortgage-backed securities was 6.19 years at September 30, 2026.
Impairment Analysis of Available For Sale Debt Securities
Valley's AFS debt securities portfolio includes corporate bonds and revenue bonds, among other securities. These securities may pose a higher risk of future impairment due to economic uncertainty and potential adverse effects on issuers’ performance.
AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses on a quarterly basis. Valley also evaluated AFS debt securities that were in an unrealized loss position as of September 30, 2026 included in the tables above and has determined that the declines in fair value are mainly attributable to interest rates, credit spreads, market volatility, and liquidity conditions, not credit quality or other factors. Based on a comparison of the present value of expected cash flows to the amortized cost, there was no impairment recognized during the three and nine months ended September 30, 2026 and 2025.
Valley does not intend to sell any of its AFS debt securities in an unrealized loss position prior to recovery of their amortized cost basis, and it is more likely than not that Valley will not be required to sell any of these securities prior to recovery of their amortized cost basis. None of the AFS debt securities were past due as of September 30, 2026 and December 31, 2025. As a result, there was no allowance for credit losses for AFS debt securities at September 30, 2026 and December 31, 2025.

Held to Maturity Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of HTM debt securities at September 30, 2026 and December 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
	(in thousands)
September 30, 2026
U.S. government agency securities	$290,344	$72	$(60,039)	$230,377	$—	$290,344
Obligations of states and political subdivisions:
Obligations of states and state agencies	55,864	3	(6,265)	49,602	1	55,863
Municipal bonds	273,147	—	(45,665)	227,482	229	272,918
Total obligations of states and political subdivisions	329,011	3	(51,930)	277,084	230	328,781
Residential mortgage-backed securities	3,000,134	315	(476,579)	2,523,870	—	3,000,134
Trust preferred securities	36,122	—	(4,390)	31,732	376	35,746
Corporate and other debt securities	71,811	1	(1,866)	69,946	121	71,690
Total	$3,727,422	$391	$(594,804)	$3,133,009	$727	$3,726,695
December 31, 2025
U.S. government agency securities	$292,269	$19	$(39,226)	$253,062	$—	$292,269
Obligations of states and political subdivisions:
Obligations of states and state agencies	60,801	504	(3,293)	58,012	2	60,799
Municipal bonds	293,074	43	(17,295)	275,822	134	292,940
Total obligations of states and political subdivisions	353,875	547	(20,588)	333,834	136	353,739
Residential mortgage-backed securities	2,732,752	11,050	(311,815)	2,431,987	—	2,732,752
Trust preferred securities	36,103	—	(5,414)	30,689	425	35,678
Corporate and other debt securities	81,572	—	(1,541)	80,031	173	81,399
Total	$3,496,571	$11,616	$(378,584)	$3,129,603	$734	$3,495,837
Accrued interest on investments, which is excluded from the amortized cost of HTM debt securities, totaled $12.8 million and $12.3 million at September 30, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition. HTM debt securities are carried net of an allowance for credit losses (as shown in the table above).

The age of unrealized losses and fair value of related HTM debt securities at September 30, 2026 and December 31, 2025 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2026
U.S. government agency securities	$—	$—	$214,856	$(60,039)	$214,856	$(60,039)
Obligations of states and political subdivisions:
Obligations of states and state agencies	20,818	(961)	26,980	(5,304)	47,798	(6,265)
Municipal bonds	54,600	(7,473)	145,243	(38,192)	199,843	(45,665)
Total obligations of states and political subdivisions	75,418	(8,434)	172,223	(43,496)	247,641	(51,930)
Residential mortgage-backed securities	926,284	(53,843)	1,569,995	(422,736)	2,496,279	(476,579)
Trust preferred securities	—	—	31,731	(4,390)	31,731	(4,390)
Corporate and other debt securities	22,059	(441)	27,887	(1,425)	49,946	(1,866)
Total	$1,023,761	$(62,718)	$2,016,692	$(532,086)	$3,040,453	$(594,804)
December 31, 2025
U.S. government agency securities	$—	$—	$235,027	$(39,226)	$235,027	$(39,226)
Obligations of states and political subdivisions:
Obligations of states and state agencies	8,974	(161)	32,537	(3,132)	41,511	(3,293)
Municipal bonds	18,237	(1,777)	176,687	(15,518)	194,924	(17,295)
Total obligations of states and political subdivisions	27,211	(1,938)	209,224	(18,650)	236,435	(20,588)
Residential mortgage-backed securities	23,866	(152)	1,837,989	(311,663)	1,861,855	(311,815)
Trust preferred securities	—	—	30,689	(5,414)	30,689	(5,414)
Corporate and other debt securities	10,471	(29)	64,560	(1,512)	75,031	(1,541)
Total	$61,548	$(2,119)	$2,377,489	$(376,465)	$2,439,037	$(378,584)
Within the HTM securities portfolio, the total number of security positions in an unrealized loss position was 803 and 667 at September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, the fair value of HTM debt securities that were pledged to secure public deposits, repurchase agreements, lines of credit, and for other purposes required by law was $802.4 million.
Contractual Maturities
The contractual maturities of investments in HTM debt securities at September 30, 2026 are set forth in the table below. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Residential mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties.

	September 30, 2026
	Amortized Cost	Fair Value
	(in thousands)
Due in one year	$11,044	$11,026
Due after one year through five years	84,727	82,205
Due after five years through ten years	153,891	138,973
Due after ten years	477,626	376,935
Residential mortgage-backed securities	3,000,134	2,523,870
Total	$3,727,422	$3,133,009
The weighted average remaining expected life for HTM residential mortgage-backed securities was 8.58 years at September 30, 2026.
Credit Quality Indicators
Valley monitors the credit quality of the HTM debt securities utilizing the most current credit ratings from external rating agencies. The following table summarizes the amortized cost of HTM debt securities by external credit rating at September 30, 2026 and December 31, 2025.

	AAA/AA/A Rated	BBB rated	Non-rated	Total
	(in thousands)
September 30, 2026
U.S. government agency securities	$290,344	$—	$—	$290,344
Obligations of states and political subdivisions:
Obligations of states and state agencies	43,461	—	12,403	55,864
Municipal bonds	200,530	—	72,617	273,147
Total obligations of states and political subdivisions	243,991	—	85,020	329,011
Residential mortgage-backed securities	3,000,134	—	—	3,000,134
Trust preferred securities	—	—	36,122	36,122
Corporate and other debt securities	—	—	71,811	71,811
Total	$3,534,469	$—	$192,953	$3,727,422
December 31, 2025
U.S. government agency securities	$292,269	$—	$—	$292,269
Obligations of states and political subdivisions:
Obligations of states and state agencies	47,458	—	13,343	60,801
Municipal bonds	239,905	—	53,169	293,074
Total obligations of states and political subdivisions	287,363	—	66,512	353,875
Residential mortgage-backed securities	2,732,752	—	—	2,732,752
Trust preferred securities	—	—	36,103	36,103
Corporate and other debt securities	—	3,000	78,572	81,572
Total	$3,312,384	$3,000	$181,187	$3,496,571
Obligations of states and political subdivisions include municipal bonds and revenue bonds issued by various municipal corporations. At September 30, 2026, most of the obligations of states and political subdivisions were rated investment grade and a portion of the “non-rated” category included municipal bonds secured by Ginnie Mae securities. Trust preferred securities consist of non-rated single-issuer securities issued by bank holding companies. Corporate bonds consist of debt primarily issued by banks.

Allowance for Credit Losses for Held to Maturity Debt Securities
Valley has a zero loss expectation for certain securities within the HTM portfolio, and therefore it is not required to estimate an allowance for credit losses related to these securities under the CECL standard. After an evaluation of qualitative factors, Valley identified the following security types which it believes qualify for this exclusion: U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss expectations, Valley estimates the expected credit losses using a discounted cash flow model developed by a third party.
The following table details the activity in the allowance for credit losses for HTM securities for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Beginning balance	$744	$637	$734	$647
(Credit) provision for credit losses	(17)	—	(7)	(10)
Ending balance	$727	$637	$727	$637
There were no net charge-offs of HTM debt securities in the respective periods presented in the table above.
Note 7. Loans and Allowance for Credit Losses for Loans
The details of the loan portfolio as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Loans:
Commercial and industrial	$12,324,253	$10,961,519
Commercial real estate:
Commercial real estate	28,034,157	26,772,749
Construction	2,658,202	2,471,233
Total commercial real estate loans	30,692,359	29,243,982
Residential mortgage	6,084,398	5,826,192
Consumer:
Home equity	748,969	687,680
Automobile	2,031,983	2,184,600
Other consumer	1,308,022	1,232,755
Total consumer loans	4,088,974	4,105,035
Total loans	$53,189,984	$50,136,728
Total loans include net unearned discounts and deferred loan fees of $20.0 million and $17.4 million at September 30, 2026 and December 31, 2025, respectively.
Accrued interest on loans, which is excluded from the amortized cost of loans held for investment, totaled $222.3 million and $209.5 million at September 30, 2026 and December 31, 2025, respectively, and is presented within total accrued interest receivable on the consolidated statements of financial condition.

Loan Portfolio Sales and Transfers to Loans Held for Sale
There were no transfers of loans from the held for investment loan portfolio to loans held for sale during the nine months ended September 30, 2026. During the first quarter of 2026, Valley sold a non-performing commercial real estate loan relationship totaling $9.1 million that was transferred from the held for investment loan portfolio to loans held for sale during the fourth quarter of 2025. The sale resulted in the recognition of a $767 thousand net gain during the nine months ended September 30, 2026. See Valley’s Annual Report for details regarding transfers and sales of loans for the year ended December 31, 2025.
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
Credit Quality
The following table presents past due, current, and non-accrual loans without an allowance for loan losses by loan portfolio class at September 30, 2026 and December 31, 2025:

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
September 30, 2026
Commercial and industrial	$6,990	$990	$2,505	$168,080	$178,565	$12,145,688	$12,324,253	$24,280
Commercial real estate:
Commercial real estate	72,568	10,869	10,295	253,088	346,820	27,687,337	28,034,157	216,828
Construction	—	—	—	39,257	39,257	2,618,945	2,658,202	30,127
Total commercial real estate loans	72,568	10,869	10,295	292,345	386,077	30,306,282	30,692,359	246,955
Residential mortgage	14,221	11,927	2,524	44,858	73,530	6,010,868	6,084,398	29,452
Consumer loans:
Home equity	1,017	207	—	5,934	7,158	741,811	748,969	2,602
Automobile	7,492	2,909	1,173	143	11,717	2,020,266	2,031,983	—
Other consumer	6,979	1,011	835	30	8,855	1,299,167	1,308,022	—
Total consumer loans	15,488	4,127	2,008	6,107	27,730	4,061,244	4,088,974	2,602
Total	$109,267	$27,913	$17,332	$511,390	$665,902	$52,524,082	$53,189,984	$303,289

	Past Due and Non-Accrual Loans
	30-59 Days Past Due Loans	60-89 Days Past Due Loans	90 Days or More Past Due Loans	Non-Accrual Loans	Total Past Due Loans	Current Loans	Total Loans	Non-Accrual Loans Without Allowance for Loan Losses
	(in thousands)
December 31, 2025
Commercial and industrial	$11,177	$1,274	$—	$138,321	$150,772	$10,810,747	$10,961,519	$21,132
Commercial real estate:
Commercial real estate	72,810	—	212	236,221	309,243	26,463,506	26,772,749	177,372
Construction	—	—	—	9,140	9,140	2,462,093	2,471,233	—
Total commercial real estate loans	72,810	—	212	245,361	318,383	28,925,599	29,243,982	177,372
Residential mortgage	21,615	10,181	3,300	44,424	79,520	5,746,672	5,826,192	28,320
Consumer loans:
Home equity	1,813	620	—	5,530	7,963	679,717	687,680	2,008
Automobile	10,827	1,328	611	279	13,045	2,171,555	2,184,600	—
Other consumer	1,780	3,321	459	23	5,583	1,227,172	1,232,755	—
Total consumer loans	14,420	5,269	1,070	5,832	26,591	4,078,444	4,105,035	2,008
Total	$120,022	$16,724	$4,582	$433,938	$575,266	$49,561,462	$50,136,728	$228,832
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

The following table presents the internal loan classification risk by loan portfolio class by origination year based on the most recent analysis performed at September 30, 2026 and December 31, 2025, as well as the gross loan charge-offs by year of origination for the nine months ended September 30, 2026 and for the year ended December 31, 2025:

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2026	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,219,429	$1,308,605	$973,586	$467,721	$454,402	$784,237	$6,426,339	$13,923	$11,648,242
Special Mention	2,489	11,439	22,230	25,495	11,138	21,897	111,096	7,031	212,815
Substandard	3,819	5,736	40,432	29,111	59,200	73,060	179,634	26,693	417,685
Doubtful	—	—	—	4,090	—	40,788	633	—	45,511
Total commercial and industrial	$1,225,737	$1,325,780	$1,036,248	$526,417	$524,740	$919,982	$6,717,702	$47,647	$12,324,253
Commercial real estate
Risk Rating:
Pass	$3,646,560	$3,164,755	$1,413,212	$2,220,000	$4,567,660	$9,632,152	$513,453	$7,904	$25,165,696
Special Mention	1,904	7,552	200,232	180,351	206,845	320,781	93,063	30,477	1,041,205
Substandard	7	4,510	43,297	148,232	412,021	1,076,678	98,845	—	1,783,590
Doubtful	—	—	—	—	—	43,666	—	—	43,666
Total commercial real estate	$3,648,471	$3,176,817	$1,656,741	$2,548,583	$5,186,526	$11,073,277	$705,361	$38,381	$28,034,157
Construction
Risk Rating:
Pass	$633,581	$758,840	$333,471	$210,634	$222,672	$99,686	$245,539	$7,509	$2,511,932
Special Mention	—	4,580	11,855	—	4,755	12,649	4,313	—	38,152
Substandard	—	—	380	—	40,130	8,540	26,068	33,000	108,118
Total construction	$633,581	$763,420	$345,706	$210,634	$267,557	$120,875	$275,920	$40,509	$2,658,202
Gross loan charge-offs	$—	$3,651	$14,616	$2,134	$12,679	$39,604	$4,857	$—	$77,541

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Commercial and industrial
Risk Rating:
Pass	$1,501,570	$1,333,581	$676,608	$511,649	$343,565	$500,972	$5,438,418	$8,600	$10,314,963
Special Mention	1,475	13,426	4,767	18,941	10,050	13,064	151,511	6,964	220,198
Substandard	3,071	4,735	26,196	60,885	3,327	78,607	172,627	23,988	373,436
Doubtful	—	—	4,717	—	—	46,631	1,574	—	52,922
Total commercial and industrial	$1,506,116	$1,351,742	$712,288	$591,475	$356,942	$639,274	$5,764,130	$39,552	$10,961,519
Commercial real estate
Risk Rating:
Pass	$3,179,469	$1,802,585	$2,501,008	$4,926,062	$3,406,631	$7,387,804	$576,394	$20,952	$23,800,905
Special Mention	4,617	90,876	218,532	154,578	112,038	305,609	116,595	30,943	1,033,788
Substandard	—	98,560	175,780	312,117	365,371	818,034	125,261	—	1,895,123
Doubtful	—	—	3,060	—	29,133	10,740	—	—	42,933
Total commercial real estate	$3,184,086	$1,992,021	$2,898,380	$5,392,757	$3,913,173	$8,522,187	$818,250	$51,895	$26,772,749
Construction
Risk Rating:
Pass	$712,797	$494,598	$215,960	$266,072	$50,397	$50,442	$368,005	$17,474	$2,175,745
Special Mention	4,261	31,142	9,329	2,859	28,205	—	78,494	6,973	161,263
Substandard	—	390	—	39,077	1,638	8,535	51,620	32,965	134,225
Total construction	$717,058	$526,130	$225,289	$308,008	$80,240	$58,977	$498,119	$57,412	$2,471,233
Gross loan charge-offs	$1,979	$7,048	$4,031	$21,122	$15,471	$29,715	$23,458	$15,921	$118,745

For residential mortgage, home equity, automobile and other consumer loan portfolio classes, Valley evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the amortized cost in those loan classes based on payment activity by origination year as of September 30, 2026 and December 31, 2025, as well as the gross loan charge-offs by year of origination for the nine months ended September 30, 2026 and for the year ended December 31, 2025:

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2026	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$613,343	$590,921	$345,501	$352,637	$1,157,170	$2,924,296	$75,815	$7	$6,059,690
90 days or more past due	—	1,142	4,682	1,526	2,512	14,165	—	681	24,708
Total residential mortgage	$613,343	$592,063	$350,183	$354,163	$1,159,682	$2,938,461	$75,815	$688	$6,084,398
Consumer loans
Home equity
Performing	$17,181	$20,510	$15,635	$20,244	$29,572	$54,394	$584,158	$4,981	$746,675
90 days or more past due	—	—	244	462	1,004	331	13	240	2,294
Total home equity	17,181	20,510	15,879	20,706	30,576	54,725	584,171	5,221	748,969
Automobile
Performing	$514,228	$782,265	$418,242	$146,027	$122,539	$47,064	$—	$—	$2,030,365
90 days or more past due	29	516	405	428	151	89	—	—	1,618
Total automobile	514,257	782,781	418,647	146,455	122,690	47,153	—	—	2,031,983
Other consumer
Performing	$2,474	$3,080	$8,354	$14,524	$10,438	$75,378	$1,174,212	$19,150	$1,307,610
90 days or more past due	—	8	61	86	33	222	—	2	412
Total other consumer	2,474	3,088	8,415	14,610	10,471	75,600	1,174,212	19,152	1,308,022
Total consumer	$533,912	$806,379	$442,941	$181,771	$163,737	$177,478	$1,758,383	$24,373	$4,088,974
Gross loan charge-offs	$405	$2,356	$1,442	$844	$652	$3,851	$—	$394	$9,944

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans	Total
	(in thousands)
Residential mortgage
Performing	$604,433	$373,656	$384,909	$1,222,224	$1,339,378	$1,792,530	$83,562	$—	$5,800,692
90 days or more past due	—	3,829	1,053	1,956	4,435	13,546	—	681	25,500
Total residential mortgage	$604,433	$377,485	$385,962	$1,224,180	$1,343,813	$1,806,076	$83,562	$681	$5,826,192
Consumer loans
Home equity
Performing	$23,659	$18,041	$23,970	$33,368	$9,142	$51,005	$518,208	$7,566	$684,959
90 days or more past due	—	98	498	1,004	—	558	—	563	2,721
Total home equity	23,659	18,139	24,468	34,372	9,142	51,563	518,208	8,129	687,680
Automobile
Performing	$1,036,932	$594,866	$219,316	$209,781	$98,805	$24,078	$—	$—	$2,183,778
90 days or more past due	170	184	137	85	79	167	—	—	822
Total automobile	1,037,102	595,050	219,453	209,866	98,884	24,245	—	—	2,184,600
Other consumer
Performing	$5,327	$10,098	$17,242	$12,441	$4,563	$62,516	$1,100,473	$19,962	$1,232,622
90 days or more past due	—	—	5	2	—	17	—	109	133
Total other consumer	5,327	10,098	17,247	12,443	4,563	62,533	1,100,473	20,071	1,232,755
Total consumer	$1,066,088	$623,287	$261,168	$256,681	$112,589	$138,341	$1,618,681	$28,200	$4,105,035
Gross loan charge-offs	$760	$2,181	$1,163	$1,041	$466	$2,727	$—	$625	$8,963

Loan modifications to borrowers experiencing financial difficulty. From time to time, Valley may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who may be experiencing financial difficulties.
The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty at September 30, 2026 that were modified during the three and nine months ended September 30, 2026 and 2025, disaggregated by class of financing receivable and type of modification.

	Interest rate reduction	Term Extension	Term extension and interest rate reduction	Term Extension and Principal Forgiveness	Other than Insignificant Payment Delay	Total	% of Total Loan Class
	($ in thousands)
Three Months Ended September 30, 2026
Commercial and industrial	$1,145	$37,171	$—	$—	$—	$38,316	0.31%
Commercial real estate	41,171	4,116	—	—	140,665	185,952	0.66
Residential mortgage	—	—	—	—	882	882	0.01
Total	$42,316	$41,287	$—	$—	$141,547	$225,150	0.42%
Three Months Ended September 30, 2025
Commercial and industrial	$—	$26,992	$10,375	$—	$296	$37,663	0.35%
Commercial real estate	—	30,252	—	—	108,104	138,356	0.53
Residential mortgage	—	668	—	—	—	668	0.01
Total	$—	$57,912	$10,375	$—	$108,400	$176,687	0.36%

Nine Months Ended September 30, 2026
Commercial and industrial	$1,145	$105,143	$—	$—	$5,331	$111,619	0.91%
Commercial real estate	41,227	11,698	—	—	141,113	194,038	0.69
Residential mortgage	—	1,111	—	—	1,375	2,486	0.04
Home equity	—	—	—	—	25	25	—
Total	$42,372	$117,952	$—	$—	$147,844	$308,168	0.58%
Nine Months Ended September 30, 2025
Commercial and industrial	$—	$37,134	$10,375	$—	$4,866	$52,375	0.49%
Commercial real estate	—	34,949	991	20,573	108,497	165,010	0.63
Residential mortgage	—	668	—	—	—	668	0.01
Total	$—	$72,751	$11,366	$20,573	$113,363	$218,053	0.44%

The following table describes the types of modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025:

	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Principal Forgiveness (in thousands)	Weighted Average Payment Deferral (in months)
Three Months Ended September 30, 2026
Commercial and industrial	0.95%	13	$—	—
Commercial real estate	—	11	—	5
Residential mortgage	—	—	—	10
Three Months Ended September 30, 2025
Commercial and industrial	0.13%	13	$—	11
Commercial real estate	—	3	—	2
Residential mortgage	—	83	—	—

Nine Months Ended September 30, 2026
Commercial and industrial	0.95%	36	$—		6
Commercial real estate	—	6	—		5
Residential mortgage	—	60	—		10
Home equity	—	—	—		6
Nine Months Ended September 30, 2025
Commercial and industrial	0.13%	14	$—		6
Commercial real estate	5.50	15	17,500	*	2
Residential mortgage	—	83	—		—

*    Relates to one loan that was partially charged off during the fourth quarter 2024 with the subsequent execution of the corresponding principal forgiveness completed in the first quarter 2025.

Valley closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the aging analysis of loans that have been modified within the previous 12 months at September 30, 2026 and 2025.

	Current		30-89 Days Past Due	90 Days or More Past Due		Total
September 30, 2026	(in thousands)
Commercial and industrial	$118,487	*	$4,205	$2,000	*	$124,692
Commercial real estate	210,655	*	—	4,454		215,109
Residential mortgage	2,199	*	502	939	*	3,640
Home equity	—		25	—		25
Total	$331,341		$4,732	$7,393		$343,466
September 30, 2025
Commercial and industrial	$111,231	*	$—	$—		$111,231
Commercial real estate	167,906	*	15,043	—		182,949
Residential mortgage	1,525		134	—		1,659
Total	$280,662		$15,177	$—		$295,839

*    Includes non-accrual loans.
The following table provides the amortized cost basis of loans to borrowers experiencing financial difficulty that had a payment default during the nine months ended September 30, 2026 and were modified in the 12 months before the default. There were no payment defaults of such loans during the nine months ended September 30, 2025.

	Term Extension	Other than Insignificant Payment Delay
Nine Months Ended September 30, 2026
Residential mortgage	$527	$412
Total	$527	$412
Loans in process of foreclosure. OREO balance totaled $1.7 million and $4.5 million at September 30, 2026 and December 31, 2025, respectively. Residential mortgage and consumer loans secured by residential real estate properties for which formal foreclosure proceedings are in process totaled $2.8 million and $3.4 million at September 30, 2026 and December 31, 2025, respectively.
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

The following table presents collateral dependent loans by class as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Collateral dependent loans:
Commercial and industrial *	$186,098	$159,594
Commercial real estate	252,324	225,982
Construction	30,127	—
Total commercial real estate loans	282,451	225,982
Residential mortgage	29,697	28,569
Home equity	2,602	2,008
Total	$500,848	$416,153

*    Includes non-accrual loans collateralized by taxi medallions totaling $40.6 million and $47.1 million at September 30, 2026 and December 31, 2025, respectively.
Allowance for Credit Losses for Loans
The allowance for credit losses for loans consists of the allowance for loan losses and the allowance for unfunded credit commitments.
The following table summarizes the ACL for loans at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Components of allowance for credit losses for loans:
Allowance for loan losses	$580,800	$583,400
Allowance for unfunded credit commitments	19,700	12,700
Total allowance for credit losses for loans	$600,500	$596,100
The following table summarizes the provision for credit losses for loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Components of provision for credit losses for loans:
Provision for loan losses	$27,278	$20,087	$74,068	$120,515
Provision (credit) for unfunded credit commitments	3,380	(916)	7,000	(874)
Total provision for credit losses for loans	$30,658	$19,171	$81,068	$119,641

The following table details the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2026 and 2025:

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
Three Months Ended September 30, 2026
Allowance for loan losses:
Beginning balance	$198,910	$319,068	$48,905	$23,717	$590,600
Loans charged-off	(17,656)	(19,075)	—	(3,327)	(40,058)
Charged-off loans recovered	1,268	700	26	986	2,980
Net (charge-offs) recoveries	(16,388)	(18,375)	26	(2,341)	(37,078)
Provision (credit) for loan losses	28,991	(1,300)	(1,555)	1,142	27,278
Ending balance	$211,513	$299,393	$47,376	$22,518	$580,800
Three Months Ended September 30, 2025
Allowance for loan losses:
Beginning balance	$173,415	$334,979	$48,830	$22,276	$579,500
Loans charged-off	(2,745)	(12,317)	(26)	(1,478)	(16,566)
Charged-off loans recovered	1,169	206	56	548	1,979
Net (charge-offs) recoveries	(1,576)	(12,111)	30	(930)	(14,587)
(Credit) provision for loan losses	(9,991)	26,725	2,234	1,119	20,087
Ending balance	$161,848	$349,593	$51,094	$22,465	$585,000

Nine Months Ended September 30, 2026
Allowance for loan losses:
Beginning balance	$180,865	$327,426	$53,529	$21,580	$583,400
Loans charged-off	(30,276)	(47,265)	—	(9,944)	(87,485)
Charged-off loans recovered	4,335	3,837	150	2,495	10,817
Net (charge-offs) recoveries	(25,941)	(43,428)	150	(7,449)	(76,668)
Provision (credit) for loan losses	56,589	15,395	(6,303)	8,387	74,068
Ending balance	$211,513	$299,393	$47,376	$22,518	$580,800
Nine Months Ended September 30, 2025
Allowance for loan losses:
Beginning balance	$173,002	$304,148	$58,895	$22,805	$558,850
Loans charged-off	(56,390)	(40,363)	(72)	(5,831)	(102,656)
Charged-off loans recovered	4,768	1,098	261	2,164	8,291
Net (charge-offs) recoveries	(51,622)	(39,265)	189	(3,667)	(94,365)
Provision (credit) for loan losses	40,468	84,710	(7,990)	3,327	120,515
Ending balance	$161,848	$349,593	$51,094	$22,465	$585,000

The following table represents the allocation of the allowance for loan losses and the related loans by loan portfolio segment disaggregated based on the allowance measurement methodology at September 30, 2026 and December 31, 2025.

	Commercial and Industrial	Commercial Real Estate	Residential Mortgage	Consumer	Total
	(in thousands)
September 30, 2026
Allowance for loan losses:
Individually evaluated for credit losses	$89,110	$8,775	$18	$—	$97,903
Collectively evaluated for credit losses	122,403	290,618	47,358	22,518	482,897
Total	$211,513	$299,393	$47,376	$22,518	$580,800
Loans:
Individually evaluated for credit losses	$186,098	$282,451	$29,697	$2,602	$500,848
Collectively evaluated for credit losses	12,138,155	30,409,908	6,054,701	4,086,372	52,689,136
Total	$12,324,253	$30,692,359	$6,084,398	$4,088,974	$53,189,984
December 31, 2025
Allowance for loan losses:
Individually evaluated for credit losses	$71,188	$10,777	$22	$—	$81,987
Collectively evaluated for credit losses	109,677	316,649	53,507	21,580	501,413
Total	$180,865	$327,426	$53,529	$21,580	$583,400
Loans:
Individually evaluated for credit losses	$159,594	$225,982	$28,569	$2,008	$416,153
Collectively evaluated for credit losses	10,801,925	29,018,000	5,797,623	4,103,027	49,720,575
Total	$10,961,519	$29,243,982	$5,826,192	$4,105,035	$50,136,728
Note 8. Goodwill and Other Intangible Assets
The carrying amounts of goodwill allocated to Valley's reporting units at both September 30, 2026 and December 31, 2025, were as follows:

Reporting Unit *
Wealth Management	Consumer Banking	Commercial Banking	Total
(in thousands)
$78,142	$349,646	$1,441,148	$1,868,936

*    The Wealth Management and Consumer Banking reporting units are both components of the overall Consumer Banking operating segment, which is further described in Note 15.
During the second quarter 2026, Valley performed the annual goodwill impairment test at its normal assessment date, which resulted in no impairment of goodwill. During the nine months ended September 30, 2026, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount. There was no impairment of goodwill recognized during the three and nine months ended September 30, 2026 and 2025.

The following table summarizes other intangible assets as of September 30, 2026 and December 31, 2025:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(in thousands)
September 30, 2026
Loan servicing rights	$130,691	$(111,591)	$19,100
Core deposits	205,870	(162,481)	43,389
Other	50,393	(29,426)	20,967
Total other intangible assets	$386,954	$(303,498)	$83,456
December 31, 2025
Loan servicing rights	$128,603	$(108,833)	$19,770
Core deposits	215,620	(159,128)	56,492
Other	50,393	(25,780)	24,613
Total other intangible assets	$394,616	$(293,741)	$100,875
Loan servicing rights are accounted for using the amortization method. Under this method, Valley amortizes the loan servicing assets over the economic life of the assets arising from estimated net servicing revenues. On a quarterly basis, Valley stratifies its loan servicing rights into groupings based on risk characteristics and assesses each group for impairment based on fair value of each group. Impairment charges on loan servicing rights are recognized in earnings when the book value of a stratified group of loan servicing rights exceeds its estimated fair value. There was no impairment of loan servicing rights recognized during the three and nine months ended September 30, 2026 and 2025.
Core deposits are amortized using an accelerated method over a period of 10 years.
The line item labeled “Other” included in the table above primarily consists of customer lists, certain financial asset servicing contracts and covenants not to compete, which are generally amortized over their expected lives using a straight-line method and have a weighted average amortization period of approximately 13.6 years.
Valley evaluates core deposits and other intangibles for impairment when an indication of impairment exists. There was no impairment of core deposits and other intangibles recognized during the three and nine months ended September 30, 2026 and 2025.
The following table presents the estimated future amortization expense of other intangible assets for the remainder of 2026 through 2030:

Year	Loan Servicing Rights	Core Deposits	Other
	(in thousands)
2026	$589	$4,120	$1,159
2027	2,209	13,544	4,205
2028	1,975	10,117	3,633
2029	1,762	7,500	3,081
2030	1,571	4,914	2,584
Valley recognized amortization expense on other intangible assets totaling approximately $6.3 million and $7.5 million for the three months ended September 30, 2026 and 2025, respectively, and $19.5 million and $23.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 9. Deposits
The scheduled maturities of time deposits as of September 30, 2026 were as follows:

Year	Amount
(in thousands)
2026	$4,610,116
2027	7,630,289
2028	1,013,979
2029	91,165
2030	13,271
Thereafter	25,905
Total time deposits	$13,384,725
Note 10. Borrowed Funds
Short-Term Borrowings
Short-term borrowings at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Securities sold under agreements to repurchase	$50,256	$91,475
Total short-term borrowings	$50,256	$91,475
Long-Term Borrowings
Long-term borrowings at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
FHLB advances	$1,963,604	$2,463,604
Subordinated debt, net *	644,035	444,975
Total long-term borrowings	$2,607,639	$2,908,579

*	Subordinated debt is reported net of debt issuance costs at both September 30, 2026 and December 31, 2025 and fair value hedging adjustment at December 31, 2025.
FHLB advances. Long-term FHLB advances had a weighted average interest rate of 4.31 percent and 4.42 percent at September 30, 2026 and December 31, 2025, respectively. FHLB advances are secured by pledges of certain eligible collateral, including, but not limited to, U.S. government and agency mortgage-backed securities and a blanket assignment of qualifying first lien mortgage loans, consisting of both residential mortgage and commercial real estate loans.

The long-term FHLB advances at September 30, 2026 are scheduled for contractual balance repayments as follows:

Year	Amount
(in thousands)
2026	$1,804
2027	1,066,800
2028	645,000
2029	250,000
Total long-term FHLB advances	$1,963,604
The FHLB advances reported in the table above are not callable for early redemption.
Subordinated debt. On May 14, 2026, Valley issued $500 million of 6.219 percent fixed-to-floating rate subordinated notes due June 1, 2036. Interest on the subordinated notes during the initial five-year term through June 1, 2031, is payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2026. Thereafter, interest will be set based on three-month term SOFR plus 243 basis points and paid quarterly through maturity of the notes. At September 30, 2026, the subordinated notes had a carrying value of $494.5 million, net of $5.5 million of unamortized debt issuance costs.
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
There were no other new issuances or maturities, calls or principal repayments of subordinated debt during the nine months ended September 30, 2026.
See Note 9 in Valley’s Annual Report for additional information on Valley's $150 million of 6.25 percent fixed-to-floating rate subordinated notes issued on September 20, 2022 and due September 30, 2032 that also remained outstanding at September 30, 2026.
Note 11. Stock-Based Compensation
Valley maintains an incentive compensation plan to provide long-term incentives to officers, employees, and non-employee directors whose contributions are essential to the continued growth and success of Valley. Under the plan, Valley may issue awards in amounts up to 14.5 million shares, subject to certain adjustments. As of September 30, 2026, 4.8 million shares of common stock were available for issuance under the plan.
RSUs are awarded as performance-based RSUs and time-based RSUs. Performance-based RSUs vest based on (i) growth in tangible book value per share plus dividends and (ii) total shareholder return as compared to our peer group. The performance-based RSUs “cliff” vest after three years, based on the cumulative performance of Valley during that time period. Generally, time-based RSUs vest ratably in one-third increments each year over a three-year vesting period. The RSUs earn dividend equivalents (equal to cash dividends paid on Valley's common shares) over the applicable performance or service period. Dividend equivalents, per the terms of the agreements, are accumulated and paid to the grantee upon vesting or forfeited if the applicable performance or service conditions are not met.

The table below summarizes RSU awards granted and average grant date fair values for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Award shares granted:
Performance-based RSUs	—	—	649,187	742,409
Time-based RSUs	171,745	50,251	2,895,542	3,127,248
Average grant date fair value per share:
Performance-based RSUs	$—	$—	$14.46	$10.91
Time-based RSUs	$14.09	$9.40	$13.37	$9.76
Stock award fair values are expensed over the shorter of the vesting period or required service period. Valley recorded total stock-based compensation expense of $10.0 million and $4.4 million for the three months ended September 30, 2026 and 2025, respectively, and $26.3 million and $18.0 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the unrecognized amortization cost for all stock-based employee compensation totaled approximately $52.7 million. This expense will be recognized over an average remaining vesting period of approximately 1.9 years. See Note 11 in Valley’s Annual Report for additional information on the stock-based compensation awards.
Note 12. Derivative Instruments and Hedging Activities
Valley enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which is determined by interest and currency rates.
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
Subsequent Cash Flow Hedges Transactions
During the fourth quarter 2026, Valley entered into three interest rate swaps with a combined notional value of $150 million used to hedge the changes in cash flows associated with certain adjustable rate loans. Valley is required to pay variable rate amounts based on one-month CME Term SOFR and receive fixed rate payments ranging from 4.39 percent to 4.43 percent, based on the tenor of each swap. The expiration dates of the swaps range from October 2027 to January 2028.
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
During the second and third quarters of 2026, Valley entered into ten interest rate swap agreements with a combined notional value of $488.9 million to hedge the fair value of certain fixed rate brokered time deposits. Under these agreements, Valley receives fixed rate payments ranging from 3.73 percent to 4.16 percent in exchange for variable rate payments based on the Floating SOFR Overnight Indexed Swap compound rate. The expiration dates of the swaps range from December 2026 through August 2028.
During the nine months ended September 30, 2026, 6 of 11 forward-starting interest rate swap agreements executed in 2024 to hedge the changes in fair value of certain fixed rate brokered time deposits, with a combined notional value of $269.5 million, expired. The remaining five swap agreements executed in 2024 have a combined notional value of $210.8 million and expiration dates ranging from April 2027 to June 2027. Additionally, an interest rate swap agreement with a notional amount of $300 million to hedge the change in the fair value of Valley's 3.00 percent fixed-to-floating rate subordinated notes expired on June 15, 2026. See Note 14 to Valley's Annual Report for additional information regarding Valley's fair value hedges.
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
Valley sometimes enters into risk participation agreements with external lenders where the banks share the risk of default on the interest rate swaps on participated loans. Valley either pays or receives a fee depending on the type of participation. Risk participation agreements are credit derivatives not designated as hedges. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value of credit derivatives are recognized directly in earnings. At September 30, 2026, Valley had 95 credit swaps with an aggregate notional amount of $999.9 million related to risk participation agreements.
At September 30, 2026, Valley had two “steepener” swaps, each with a current notional amount of $10.4 million where the receive rate on the swap mirrors the pay rate on the brokered deposits and the rates paid on these types of hybrid instruments are based on a formula derived from the spread between the long and short ends of the Constant Maturity Swap rate curve. Although these types of instruments do not meet the hedge accounting requirements, the change in fair value of both the bifurcated derivative and the stand-alone swap tends to move in opposite directions with changes in the three-month Term SOFR rate and, therefore, provide an effective economic hedge.
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
During 2024, Valley entered into a credit default swap related to approximately $1.5 billion in automobile loans primarily to enhance the risk profile of these assets for regulatory capital purposes. The covered loans have a total remaining balance of $396.3 million within Valley's $2.0 billion automobile loan portfolio at September 30, 2026. The credit default swap is a free-standing contract measured at fair value with resulting gains or losses recognized in non-interest expense. The premium amortization expense associated with the credit protection totaling $625 thousand and $1.8 million for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively, was recorded within other expense reported in non-interest expense.

Amounts included in the consolidated statements of financial condition related to the fair value of Valley’s derivative financial instruments were as follows:

	September 30, 2026			December 31, 2025
	Fair Value			Fair Value
	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities	Notional Amount
	(in thousands)
Derivatives designated as hedging instruments:
Fair value hedge interest rate swaps	$1,785	$1,131	$699,685	$1,319	$4,088	$780,322
Derivatives not designated as hedging instruments:
Interest rate swaps and other contracts*	$445,873	$445,820	$19,231,240	$162,191	$161,911	$18,685,777
Foreign currency derivatives	19,615	16,687	2,360,109	19,140	18,031	2,343,733
Mortgage banking derivatives	435	397	34,804	23	78	25,718
Credit default swap	—	49	396,287	—	54	653,459
Total derivatives not designated as hedging instruments	$465,923	$462,953	$22,022,440	$181,354	$180,074	$21,708,687
Total derivative financial instruments	$467,708	$464,084	$22,722,125	$182,673	$184,162	$22,489,009

* Other derivative contracts include risk participation agreements.
Gains included in the consolidated statements of income and other comprehensive loss, on a pre-tax basis, related to previously terminated interest rate derivatives designated as hedges of cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Amount of gain reclassified from accumulated other comprehensive loss to interest income	$175	$307	$519	$912
The remaining accumulated after-tax gains related to the previously terminated cash flow hedges included in accumulated other comprehensive loss were immaterial at September 30, 2026 and December 31, 2025.
Gains (losses) included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Derivative - interest rate swaps:
Interest expense	$(2,066)	$2,092	$(1,302)	$8,816
Hedged items - loans, time deposits and subordinated debt:
Interest income	$—	$(160)	$—	$(482)
Interest expense	2,108	(2,141)	1,189	(8,867)

The changes in the fair value of the hedged item designated as a qualifying hedge are captured as an adjustment to the carrying amount of the hedged item (basis adjustment). The following table presents the hedged item related to interest rate derivatives designated as fair value hedges and the cumulative basis fair value adjustment included in the net carrying amount of the hedged item at September 30, 2026 and December 31, 2025.

Line Item in the Statement of Financial Condition in Which the Hedged Item is Included	Net Carrying Amount of the Hedged Asset/ Liability	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/Liability
	(in thousands)
September 30, 2026
Time deposits	$697,733	$(1,935)
December 31, 2025
Time deposits	$483,348	$3,044
Long-term borrowings *	295,842	(3,790)

*    Net carrying amount includes unamortized debt issuance costs of $368 thousand at December 31, 2025.
The net losses included in the consolidated statements of income related to derivative instruments not designated as hedging instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Non-designated hedge interest rate swaps and credit derivatives
Other non-interest expense	$(1,319)	$(1,199)	$(524)	$(6,188)
Capital markets income reported in non-interest income included fee income related to non-designated hedge derivative interest rate swaps executed with commercial loan customers and foreign exchange contracts (not designated as hedging instruments) with a combined total of $8.1 million and $7.0 million for the three months ended September 30, 2026 and 2025, respectively, and $27.3 million and $21.0 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Valley has agreements with its derivative counterparties providing that if Valley defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Valley could also be declared in default on its derivative counterparty agreements. Additionally, Valley has an agreement with several of its derivative counterparties that contains provisions that require Valley’s debt to maintain an investment grade credit rating from each of the major credit rating agencies from which it receives a credit rating. If Valley’s credit rating is reduced below investment grade, or such rating is withdrawn or suspended, then the counterparties could terminate the derivative positions, and Valley would be required to settle its obligations under the agreements. As of September 30, 2026, Valley was in compliance with all of the provisions of its derivative counterparty agreements. The total combined fair value of all derivative financial instruments with credit risk-related contingent features was in a net asset position at September 30, 2026. Valley has derivative counterparty agreements that require minimum collateral posting thresholds for certain counterparties.

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
The table below presents information about Valley’s financial instruments eligible for offset in the consolidated statements of financial condition as of September 30, 2026 and December 31, 2025.

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Financial Instruments	Cash Collateral *	Net Amount
	(in thousands)
September 30, 2026
Assets
Interest rate swaps and other contracts	$447,658	$—	$447,658	$—	$(397,110)	$50,548
Liabilities
Interest rate swaps and other contracts	$446,951	$—	$446,951	$—	$—	$446,951
December 31, 2025
Assets
Interest rate swaps and other contracts	$163,510	$—	$163,510	$—	$(152,030)	$11,480
Liabilities
Interest rate swaps and other contracts	$165,999	$—	$165,999	$—	$(44,844)	$121,155

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

The following table presents the balances of Valley’s affordable housing tax credit investments and other tax credit investments at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Other assets:
Affordable housing tax credit investments, net	$33,359	$28,665
Other tax credit investments, net	640,528	471,961
Total tax credit investments, net	$673,887	$500,626
The following table presents other information relating to Valley’s affordable housing tax credit investments and other tax credit investments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Components of income tax expense:
Affordable housing tax credits and other tax benefits	$1,533	$2,134	$4,893	$5,510
Other tax credit investment credits and tax benefits	37,415	12,312	73,057	33,321
Total reduction in income tax expense	$38,948	$14,446	$77,950	$38,831
Amortization of tax credit investments:
Affordable housing tax credit investment losses	$662	$1,037	$2,917	$2,787
Affordable housing tax credit investment impairment losses	136	327	475	1,066
Other tax credit investment losses	1,775	2,176	8,322	6,570
Other tax credit investment impairment losses	17,331	4,607	40,361	16,178
Total amortization of tax credit investments recorded in non-interest expense	$19,904	$8,147	$52,075	$26,601
Note 15. Operating Segments
Valley manages its business operations under operating segments consisting of Consumer Banking and Commercial Banking. Activities not assigned to the operating segments are included in Treasury and Corporate Other.
The CEO of Valley is the Chief Operating Decision Maker who assesses performance of each operating segment to better understand their cost, opportunity value and impact to Valley's consolidated earnings. Each operating segment is reviewed routinely for its asset growth, contribution to our income before income taxes, return on average interest earning assets and impairment (if events or circumstances indicate a possible inability to realize the carrying amount). Valley regularly assesses its strategic plans, operations, and reporting structures to identify its reportable segments. No changes to the operating segments were determined necessary during the nine months ended September 30, 2026.
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
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized in the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to operating segments. Other non-interest income items and general expenses are allocated from Treasury and Corporate Other to each operating segment utilizing a methodology that involves an allocation of operating and funding costs based on each segment's respective mix of average interest earning assets outstanding for the period, number of deposits, or direct allocation to the segments based on the nature of income and expense. Unallocated items included in Treasury and Corporate Other consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as other non-core items, such as corporate restructuring charges, merger related expense, loss on extinguishment of debt and recovery income from legal settlements.
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

The following tables represent the financial data for Valley’s operating segments and Treasury and Corporate Other for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$11,623,675	$41,060,257	$9,150,670	$61,834,602

Interest income	$143,095	$620,130	$93,974	$857,199
Interest expense	66,122	233,567	52,059	351,748
Net interest income	76,973	386,563	41,915	505,451
(Credit) provision for credit losses	(413)	31,071	(17)	30,641
Net interest income after provision for credit losses	77,386	355,492	41,932	474,810
Non-interest income	38,120	27,941	12,639	78,700
Non-interest expense
Salary and employee benefits expense	32,264	103,999	13,817	150,080
Net occupancy expense	4,931	17,025	3,771	25,727
Technology, furniture and equipment expense	6,855	21,410	4,047	32,312
FDIC insurance assessment	2,382	8,420	—	10,802
Professional and legal fees	4,870	15,927	4,328	25,125
Other segment items *	19,245	17,845	28,822	65,912
Total non-interest expense	70,547	184,626	54,785	309,958
Income (loss) before income taxes	$44,959	$198,807	$(214)	$243,552
Return on average interest earning assets (pre-tax)	1.55%	1.94%	(0.01)%	1.58%
Net interest margin	2.64%	3.76%	1.83%	3.27%

	Three Months Ended September 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,828,927	$38,441,926	$9,352,300	$58,623,153

Interest income	$134,090	$597,875	$94,958	$826,923
Interest expense	70,362	249,577	60,760	380,699
Net interest income	63,728	348,298	34,198	446,224
Provision for credit losses	3,353	15,818	—	19,171
Net interest income after provision for credit losses	60,375	332,480	34,198	427,053
Non-interest income	37,878	22,665	4,344	64,887
Non-interest expense
Salary and employee benefits expense	34,885	93,158	18,777	146,820
Net occupancy expense	4,668	16,241	3,956	24,865
Technology, furniture and equipment expense	7,142	19,108	4,458	30,708
FDIC insurance assessment	2,680	9,494	(3,817)	8,357
Professional and legal fees	3,739	17,413	3,109	24,261
Other segment items *	14,285	14,986	17,703	46,974
Total non-interest expense	67,399	170,400	44,186	281,985
Income (loss) before income taxes	$30,854	$184,745	$(5,644)	$209,955
Return on average interest earning assets (pre-tax)	1.14%	1.92%	(0.24)%	1.43%
Net interest margin	2.35%	3.63%	1.46%	3.04%

	Nine Months Ended September 30, 2026
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$11,448,103	$40,171,920	$9,258,010	$60,878,033

Interest income	$417,397	$1,787,932	$283,969	$2,489,298
Interest expense	192,807	676,569	155,922	1,025,298
Net interest income	224,590	1,111,363	128,047	1,464,000
Provision (credit) for credit losses	2,084	78,984	(7)	81,061
Net interest income after provision for credit losses	222,506	1,032,379	128,054	1,382,939
Non-interest income	103,722	92,736	24,789	221,247
Non-interest expense
Salary and employee benefits expense	98,189	308,099	49,939	456,227
Net occupancy expense	15,302	52,686	12,100	80,088
Technology, furniture and equipment expense	20,531	64,203	12,703	97,437
FDIC insurance assessment	7,312	25,657	—	32,969
Professional and legal fees	15,243	51,640	12,917	79,800
Other segment items *	55,506	55,132	73,848	184,486
Total non-interest expense	212,083	557,417	161,507	931,007
Income (loss) before income taxes	$114,145	$567,698	$(8,664)	$673,179
Return on average interest earning assets (pre-tax)	1.33%	1.88%	(0.12)%	1.47%
Net interest margin	2.61%	3.68%	1.84%	3.21%

	Nine Months Ended September 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,565,249	$38,423,144	$8,707,438	$57,695,831

Interest income	$387,169	$1,766,193	$263,325	$2,416,687
Interest expense	204,719	744,511	168,720	1,117,950
Net interest income	182,450	1,021,682	94,605	1,298,737
(Credit) provision for credit losses	(4,663)	124,304	(10)	119,631
Net interest income after provision for credit losses	187,113	897,378	94,615	1,179,106
Non-interest income	104,424	66,666	14,695	185,785
Non-interest expense
Salary and employee benefits expense	99,153	295,321	40,386	434,860
Net occupancy expense	14,145	50,658	11,433	76,236
Technology, furniture and equipment expense	19,645	59,430	12,196	91,271
FDIC insurance assessment	8,030	29,203	(3,817)	33,416
Professional and legal fees	9,982	42,547	7,372	59,901
Loss on extinguishment of debt	—	—	922	922
Other segment items *	40,592	47,766	57,761	146,119
Total non-interest expense	191,547	524,925	126,253	842,725
Income (loss) before income taxes	$99,990	$439,119	$(16,943)	$522,166
Return on average interest earning assets (pre-tax)	1.26%	1.52%	(0.26)%	1.21%
Net interest margin	2.31%	3.55%	1.45%	3.00%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.

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
Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q, both in the MD&A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about our business, new and existing programs and products, the Transactions (as defined below) and other mergers or acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “intend,” “should,” “expect,” “believe,” “position,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “would,” “could,” “typically,” “usually,” “anticipate,” “may,” “estimate,” “outlook,” “project” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated in these forward-looking statements include, but are not limited to:
•risks and uncertainties relating to Valley’s pending acquisitions of Providence and Bluevine (together, the “Transactions”), including, but not limited to: the possibility that the Transactions may not be completed when expected or at all, including as a result of delays in obtaining, or the failure to obtain, required regulatory or other approvals or the failure to satisfy other closing conditions, including approval by Providence shareholders; the occurrence of any event that could give rise to the right of any party to terminate the merger or other agreement; the possibility that the anticipated benefits of the Transactions, including potential cost savings, synergies, and earnings accretion, will not be realized when expected or at all; the possibility that the Transactions may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management and attention from ongoing business operations; costs or difficulties relating to integration matters might be greater than expected; the inability to retain customers and qualified employees of Providence and Bluevine; potential business disruption or adverse reactions or changes to business, customer or employee relationships as a result of the Transactions; and changes in estimates of non-recurring charges related to the Transactions;
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
Critical Accounting Estimates
Valley’s accounting policies are fundamental to understanding management’s discussion and analysis of its financial condition and results of operations. In preparing the consolidated financial statements, management has made estimates, judgments and assumptions in accordance with these policies that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. At September 30, 2026, we identified our policies on the allowance for credit losses, goodwill and other intangible assets, and income taxes to be critical accounting policies because management has to make subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed the application of these policies and estimates with the Audit Committee of Valley’s Board. Our critical accounting policies and estimates are described in detail in Part II, Item 7 in Valley’s Annual Report, and there have been no material changes in such policies and estimates since the date of Valley’s Annual Report.
New Authoritative Accounting Guidance
See Note 4 to the consolidated financial statements for a description of new authoritative accounting guidance, including the dates of adoption and effects on results of operations and financial condition.
Executive Summary
Company Overview. At September 30, 2026, Valley had consolidated total assets of approximately $67.5 billion, total net loans of $52.6 billion, total deposits of $55.2 billion and total shareholders’ equity of $7.9 billion. Valley operates many convenient branch and commercial banking office locations nationwide and serves clients across New Jersey, New York, Florida, Alabama, California, Illinois, Pennsylvania and Arizona. Of our current network of 228 branches, 55 percent, 18 percent, and 19 percent of the branches are located in New Jersey, New York, and Florida, respectively, with the remaining 8 percent of the branches in Alabama, California, and Illinois combined. During the third quarter 2026, we announced two pending acquisitions discussed in detail below.
Providence Financial Corporation. On August 25, 2026, Valley announced that it will acquire Providence Financial Corporation (Providence), and its principal subsidiary, Providence Bank & Trust, headquartered in South Holland, Illinois. Providence had approximately $1.6 billion in total assets, $1.3 billion in total deposits, $1.1 billion in total loans, and $800 million in total wealth assets under management across its 14-branch network as of June 30,

2026. We believe the acquisition of this high-performing commercial bank will provide an established physical delivery channel in the Chicagoland area to supplement Valley’s existing commercial presence in the market, as well as a source of stable low-cost core deposits to enhance our funding base. Upon closing, the shareholders of Providence will receive 4.3854 shares of Valley common stock and $21.47 in cash for each share of Providence common stock they own. Based on Valley's closing stock price of $14.05 on October 26, 2026, total merger consideration is estimated to be $246 million, including $64 million in cash and approximately 13.0 million shares of Valley common stock. The acquisition is expected to close in early 2027, subject to standard regulatory approvals, approval of Providence’s shareholders, and the satisfaction or waiver of other customary closing conditions.
Bluevine Inc. On September 28, 2026, Valley announced that it will acquire Bluevine Inc. (Bluevine), a leading nationwide digital banking platform for small businesses headquartered in Jersey City, New Jersey. Upon closing, Bluevine will bring Valley a scaled, high-growth digital small business platform; low-cost, digitally-sourced deposit relationships expected to exceed $2.3 billion (after termination of the current banking partner relationship and transition to the Bank starting in April 2027); and an established suite of integrated banking, payments, lending and financial-management solutions designed for small businesses across the country. Valley will acquire the outstanding equity of Bluevine for $340 million (subject to specified adjustments) consisting of approximately $255 million in cash and approximately 6.3 million shares of Valley common stock. The acquisition is expected to close in early 2027, subject to standard regulatory approvals, and the satisfaction or waiver of other customary closing conditions.
Financial Condition. During the third quarter 2026, we continued to expand our business and grow the balance sheet in a responsible manner to best perform in the current economic environment, while also prudently managing the overall risk of our loan portfolio. The following items are highlights at September 30, 2026.
•Deposits: Total deposit balances increased $1.1 billion to $55.2 billion at September 30, 2026 as compared to $54.1 billion at June 30, 2026 primarily attributable to an increase in direct customer deposits during the third quarter 2026. The growth in direct customer deposits was mainly driven by inflows of non-maturity interest bearing deposits from commercial banking customers, as well as retail CD offerings during the third quarter 2026. See the “Deposits and Other Borrowings” section below for more details.
•Loans: Total loans increased $722.7 million, or 5.5 percent on an annualized basis, to $53.2 billion at September 30, 2026 from June 30, 2026 mostly due to increases of $363.0 million and $343.5 million in commercial and industrial loans and total commercial real estate loans, respectively. Loan originations from a range of relationship-driven small to midsize clients continued to drive commercial and industrial loan growth during the third quarter 2026, while new owner occupied loans and an uptick in construction loan activity were the primary drivers of the increase in commercial real estate loans at September 30, 2026. Our CRE loan concentration ratio (defined as total commercial real estate loans held for investment and held for sale, excluding owner occupied loans, as a percentage of total risk-based capital) declined to approximately 312 percent at September 30, 2026 from 317 percent at June 30, 2026. We expect a continued gradual reduction of the CRE loan concentration ratio during the fourth quarter 2026, followed by a modest increase at March 31, 2027 due to the capital impact of the cash consideration to be paid at the closing of the Providence and Bluevine acquisitions anticipated in early 2027. Our long-term goal is to reduce the CRE loan concentration ratio to below 300 percent by the end of 2028. See further details of our loan activities under the “Loan Portfolio” section below.
•Allowance for Credit Losses for Loans: The ACL for loans totaled $600.5 million and $606.9 million at September 30, 2026 and June 30, 2026, respectively, representing 1.13 percent and 1.16 percent of total loans at each respective date. During the third quarter 2026, we recorded a provision for credit losses for loans of $30.7 million as compared to $29.2 million and $19.2 million for the second quarter 2026 and third quarter 2025, respectively. See the “Allowance for Credit Losses for Loans” section for additional information.
•Credit Quality: Net loan charge-offs totaled $37.1 million for the third quarter 2026 as compared to $22.0 million and $14.6 million for the second quarter 2026 and third quarter 2025, respectively. Total accruing past due loans (i.e., loans past due 30 days or more and still accruing interest) decreased $25.7 million to $154.5 million, or 0.29 percent of total loans, at September 30, 2026 as compared to $180.2 million, or 0.34 percent of total loans, at June 30, 2026. The decrease was mainly due to migration of a few larger commercial real estate loans to the non-accrual category and, to a lesser extent, a decrease in early stage residential mortgage loan delinquencies. Non-accrual loans totaled $511.4 million, or 0.96 percent of total loans, at September 30, 2026 as compared to $462.6 million, or 0.88 percent of total loans, at June 30, 2026. See the “Non-Performing Assets” section for additional information.
•Liquid Assets: Our liquid assets totaled $5.7 billion and $5.6 billion at September 30, 2026 and June 30, 2026, representing approximately 9.1 percent of interest earning assets at each respective period end. We continue to maintain significant access to readily available, diverse funding sources to fulfill both short-term and long-term funding needs. See the “Bank Liquidity” section for additional information.
•Regulatory Capital and Shareholders' Equity: Total shareholders' equity decreased $20.6 million to $7.9 billion at September 30, 2026 as compared to June 30, 2026 primarily due to an increase in net unrealized losses associated with our AFS investment securities portfolio within other comprehensive income for the third quarter 2026. Valley's total risk-based capital, CET1 (common equity Tier 1) capital, Tier 1 capital and Tier 1 leverage capital ratios were 13.70 percent, 10.71 percent, 11.36 percent and 9.54 percent, respectively, at September 30, 2026 as compared to 13.77 percent, 10.71 percent, 11.37 percent and 9.49 percent, respectively, at June 30, 2026. During the third quarter 2026, we repurchased 2.5 million shares of our common stock at an average price of $13.86 under our current stock repurchase plan. Currently, we expect that Valley's CET1 capital ratio will remain near the midpoint of the 10.50 to 11.00 percent range through December 31, 2026 as previously projected and disclosed in Valley's Annual Report. See the “Capital Adequacy” section below for more information.
Quarterly Results. Net income for the third quarter 2026 was $206.3 million, or $0.36 per diluted common share, as compared to $163.4 million, or $0.28 per diluted common share, for the third quarter 2025. The $42.9 million increase in quarterly net income as compared to the same quarter one year ago was mainly due to the following changes:
•a $59.2 million increase in net interest income mainly driven by higher average loan and investment securities balances combined with lower interest rates on most interest bearing deposit products for the third quarter 2026, partially offset by lower yields largely on adjustable-rate loans;
•a $13.8 million increase in non-interest income that was largely due to an increase in transaction-related tax credit advisory fees included in wealth management, higher service charges on deposit accounts, and legal settlement income and net gains from the valuation of certain fintech investments within other non-interest income for the third quarter 2026; and
•a $9.3 million decrease in income taxes primarily due to purchase of additional tax credits in excess of amounts previously anticipated during the third quarter 2026; which were partially offset by:
•an $11.5 million increase in our provision for credit losses due, in part, to higher commercial and industrial and commercial real estate loan charge-offs as compared to one year ago, and, to a lesser extent, the impact of specific reserves associated with collateral dependent loans;
•a $28.0 million increase in non-interest expense primarily due to higher amortization of tax credit investments, higher expense related to continued investments in talent (largely focused in the commercial and consumer banking and technology areas), technology, advertising and general growth in our business, as well as $3.1 million of merger related expenses (primarily reported within professional and legal fees and other expense) related to our pending acquisitions.
See the “Net Interest Income,” “Non-Interest Income,” “Non-Interest Expense” and “Income Taxes” sections below for more details on the impact of the items above and other infrequent non-core items impacting our third quarter 2026 results.

U.S. Economic Conditions. During the third quarter 2026, real GDP increased at an estimated annual rate of 3.4 percent as compared to an increase of 2.2 percent during the second quarter 2026. The increase in real GDP during the third quarter 2026 reflected increases in investment, consumer, and government spending, partially offset by a decrease in exports. Additionally, the rate of inflation has decreased to 3.5 percent in the third quarter 2026 as compared to 3.8 percent for the second quarter 2026.
In September 2026, the FOMC increased the target range for the federal funds rate by 25 basis points to 3.75 – 4.00 percent. The increase was the FOMC's first rate hike since July 2023 and largely due to the elevated level of inflation and its view that the resilient economy could absorb modest tightening. Based on the latest FOMC minutes and other factors, there are currently broad market expectations for an additional rate increase by the end of 2026.
The 10-year U.S. Treasury note yield ended the third quarter 2026 at 5.29 percent, or 87 basis points higher as compared to the second quarter 2026, and the 2-year U.S. Treasury note yield ended the third quarter 2026 at 4.89 percent, or 75 basis points higher as compared to the second quarter 2026.
Total loans and leases for U.S. commercial banks increased 1.8 percent in the third quarter 2026 compared to 1.9 percent in the second quarter 2026. Commercial and industrial loans increased by 2.2 percent, while commercial real estate loans increased 1.3 percent from the second quarter 2026 to third quarter 2026.
The economic outlook during the third quarter 2026 was characterized by generally resilient economic activity, a stable but uneven labor market, persistent inflationary pressures, and continued uncertainty surrounding U.S. fiscal, trade, and monetary policy. Consumer spending and business investment remained supportive of growth, including ongoing strength in technology-related investment, while labor market conditions remained broadly stable despite variability in monthly job creation. Elevated energy prices and geopolitical tensions contributed to renewed inflationary pressures, and concerns regarding fiscal sustainability and government borrowing levels contributed to higher long-term interest rates. During the third quarter 2026, the Federal Reserve increased interest rates, reinforcing expectations that monetary policy may remain restrictive for longer than previously anticipated.

Against this backdrop, uncertainty related to geopolitical developments, inflation, interest rates, and broader financial market conditions continues to present risks to the economic outlook. These factors contribute to a challenging operating environment for banking institutions and may affect loan demand, credit quality, deposit flows, funding costs, asset valuations, and capital markets activity. A deterioration in economic conditions or an increase in market volatility could adversely affect our customers, business operations, and financial results, as discussed elsewhere in this MD&A.
Deposits and Other Borrowings
We define cumulative deposit beta as the change in our cost of total deposits relative to the change in the average federal funds (upper bound) rate. The Federal Reserve began reducing the federal funds target rate during the third quarter of 2024, lowering the upper bound from 5.50 percent to 3.75 percent by the fourth quarter 2025. During the third quarter 2026, the Federal Reserve increased the upper bound to 4.00 percent. Between June 30, 2024, when the federal funds target rate reached its peak, and September 30, 2026, our cumulative deposit beta was 49 percent. The cumulative deposit beta for this period reflects the impact of changes in deposit mix, as discussed further below, and higher rates paid on non-maturity interest-bearing deposits during the third quarter 2026. See the “Net Interest Income” section for additional details on the changes in our cost of deposits during the third quarter 2026.
Total average deposits increased by $989.1 million to $54.2 billion for the third quarter 2026 as compared to the second quarter 2026. Average time deposit balances increased $648.2 million from the second quarter 2026 mainly due to deposits generated from targeted retail CD offerings over the last six months, as well as higher brokered CD balances during the third quarter 2026. Average non-interest bearing deposits increased $278.0 million to $12.7 billion for the third quarter 2026 as compared to the second quarter 2026 mostly due to the continued successful expansion of our commercial banking customer relationships. Average savings, NOW and money market deposits also modestly increased $62.9 million to $29.0 billion for the third quarter 2026 as compared to the second quarter 2026. Average non-interest-bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 54 percent, and 23 percent of total deposits for the third quarter 2026, respectively, as compared to 23 percent, 55 percent, and 22 percent of total deposits for the second quarter 2026, respectively.
Actual ending balances for deposits increased $1.1 billion to $55.2 billion at September 30, 2026 from June 30, 2026 mainly due to a $730.9 million increase in the savings, NOW and money market deposits category and a $482.1 million increase in time deposits, partially offset by a $102.8 million decline in non-interest bearing deposits. The increase in savings, NOW and money market deposits from June 30, 2026 was mostly attributable to inflows from our commercial banking customers, partially offset by lower indirect customer money market deposit balances. The increase in time deposits was largely driven by higher indirect customer CD balances and deposits generated from our targeted retail CD offerings. Total indirect customer deposits balance (consisting of both brokered time and money market deposits) was unchanged and totaled $5.3 billion at both September 30, 2026 and June 30, 2026. Non-interest bearing deposits; savings, NOW and money market deposits; and time deposits represented approximately 23 percent, 53 percent and 24 percent of total deposits at both September 30, 2026 and June 30, 2026.
The following table summarizes CDs included in time deposits in excess of the FDIC insurance limit by maturity at September 30, 2026:

September 30, 2026
(in thousands)
Less than three months	$1,260,483
Three to six months	1,036,702
Six to twelve months	650,508
More than twelve months	118,223
Total	$3,065,916
Total estimated uninsured deposits, excluding collateralized government deposits and intercompany deposits (i.e., deposits eliminated in consolidation), totaled approximately $15.7 billion, or 28.5 percent and $15.0 billion, or 27.7 percent of total deposits, at September 30, 2026 and June 30, 2026, respectively.
We currently expect total deposit growth for the full-year 2026 to be at or above the high end of the 5 to 7 percent range previously disclosed in Valley's Annual Report. While we maintained a diversified commercial and consumer deposit base at September 30, 2026, deposit gathering initiatives and our current deposit base could be challenged due to increased market competition, changes in customer behavior, including attractive non-deposit investment alternatives, and other factors. As a result, we cannot guarantee that we will be able to increase or maintain deposit levels at or near those reported at September 30, 2026. Management continuously monitors liquidity and all available funding sources, including non-deposit borrowings discussed below. See the “Liquidity and Cash Requirements” section of this MD&A for additional information.

The following table presents average short-term and long-term borrowings for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Average short-term borrowings:
FHLB advances	$314,848	$584,890	$30,978	$301,066	$133,150
Securities sold under repurchase agreements	56,677	66,677	57,082	64,633	59,596
Federal funds purchased	1,631	22,527	1,087	8,425	4,212
Total	$373,156	$674,094	$89,147	$374,124	$196,958

Average long-term borrowings:
FHLB advances	$1,963,604	$1,970,747	$2,463,604	$2,091,992	$2,407,391
Subordinated debt	643,832	656,100	440,233	582,638	572,949
Junior subordinated debentures issued to capital trusts	58,020	57,934	57,673	57,935	57,587
Total	$2,665,456	$2,684,781	$2,961,510	$2,732,565	$3,037,927
Average short-term borrowings for the third quarter 2026 decreased $300.9 million from the second quarter 2026 and increased $284.0 million from the third quarter 2025. The decrease from the second quarter 2026 was mainly due to maturity and repayment of $375 million of short-term FHLB advances during the third quarter 2026 funded by the growth in our direct customer deposits during the same period.
Average long-term borrowings (including junior subordinated debentures issued to capital trusts which are presented separately on the consolidated statements of financial condition) decreased $19.3 million and $296.1 million as compared to the second quarter 2026 and third quarter 2025, respectively. The decrease from the third quarter 2025 was mainly due to contractual maturities and repayments of the FHLB advances, partially offset by the higher average subordinated debt balance. The increase in average subordinated debt as compared to the third quarter 2025 reflected Valley's issuance of $500 million of 6.219 percent fixed-to-floating rate subordinated notes in May 2026, partially offset by the full early redemption of $300 million of its 3.00 percent fixed-to-floating rate subordinated notes on June 15, 2026.
Actual ending balances of short-term borrowings decreased $383.2 million to $50.3 million at September 30, 2026 from June 30, 2026 largely due to the aforementioned maturity and repayment of $375 million of short-term FHLB advances during the third quarter 2026. Long-term borrowings totaled $2.6 billion at September 30, 2026 and remained relatively unchanged as compared to June 30, 2026. See Note 10 to the consolidated financial statements for additional information.
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

The following table presents our annualized performance ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selected Performance Indicators	($ in thousands)
GAAP measures:
Net income, as reported	$206,300	$163,355	$541,098	$402,580
Return on average assets	1.24%	1.04%	1.10%	0.86%
Return on average shareholders’ equity	10.36	8.58	9.12	7.13
Non-GAAP measures:
Net income, as adjusted	$206,366	$164,088	$548,102	$404,569
Return on average assets, as adjusted	1.24%	1.04%	1.12%	0.87%
Return on average shareholders' equity, as adjusted	10.36	8.62	9.24	7.16
Return on average tangible common shareholders' equity (ROATCE)	14.24	12.05	12.58	10.08
ROATCE, as adjusted	14.24	12.10	12.74	10.13
Efficiency ratio, as adjusted	49.38	53.37	51.49	54.79

	September 30, 2026	December 31, 2025
Common Equity Per Share Data:
Book value per common share (GAAP)	$13.70	$13.39
Tangible book value per common share (non-GAAP)	10.15	9.85
Non-GAAP Reconciliations to GAAP Financial Measures
Adjusted net income is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income, as reported (GAAP)	$206,300	$163,355	$541,098	$402,580
Non-GAAP adjustments:
Add: Merger related expenses (1)	3,094	—	3,094	—
Add: Restructuring charge (2)	—	3,854	8,202	4,654
Add: Litigation reserve (3)	—	1,012	1,492	1,012
Add: Loss on extinguishment of debt	—	—	—	922
Less: Litigation settlements (4)	(3,051)	—	(3,051)	—
Less: (Gains) losses on available for sale and held to maturity debt securities, net (5)	(3)	(28)	7	(17)
Less: FDIC special assessment (6)	—	(3,817)	—	(3,817)
Total non-GAAP adjustments to net income	40	1,021	9,744	2,754
Income tax adjustments related to non-GAAP adjustments (7)	26	(288)	(2,740)	(765)
Net income, as adjusted (non-GAAP)	$206,366	$164,088	$548,102	$404,569

(1)	Merger related expenses primarily include professional and legal fees and other expense.
(2)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(3)	Represents the change in legal reserves and settlement charges included in professional and legal fees.
(4)	Represents recoveries from legal settlements included in other income.
(5)	Included in gains on securities transactions, net.
(6)	Represents the change in estimated special assessment losses included in the FDIC insurance assessment expense.
(7)	Calculated using the appropriate blended statutory tax rate for the applicable period.
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
Adjusted annualized return on average assets is computed by dividing adjusted net income by average assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Net income, as adjusted (non-GAAP)	$206,366	$164,088	$548,102	$404,569
Average assets (GAAP)	$66,506,401	$63,046,215	$65,435,632	$62,224,382
Annualized return on average assets, as adjusted (non-GAAP)	1.24%	1.04%	1.12%	0.87%
Adjusted annualized return on average shareholders' equity is computed by dividing adjusted net income by average shareholders' equity as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Net income, as adjusted (non-GAAP)	$206,366	$164,088	$548,102	$404,569
Average shareholders' equity (GAAP)	$7,967,868	$7,616,810	$7,908,818	$7,533,660
Annualized return on average shareholders' equity, as adjusted (non-GAAP)	10.36%	8.62%	9.24%	7.16%

ROATCE and adjusted ROATCE are computed by dividing net income available to common shareholders and adjusted net income available to common shareholders (excluding intangible amortization, net of tax), respectively, by average tangible common shareholders’ equity calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Net income available to common shareholders, as reported (GAAP)	$198,965	$155,711	$519,230	$381,033
Add: Amortization of other intangible assets (net of tax), other than loan servicing rights	4,239	5,112	13,232	15,851
Net income available to common shareholders excluding intangible amortization (non-GAAP)	203,204	160,823	532,462	396,884
Average shareholders’ equity (GAAP)	$7,967,868	$7,616,810	$7,908,818	$7,533,660
Less: Average preferred shareholders equity	354,345	354,345	354,345	354,345
Less: Average goodwill (net of deferred tax liability)	1,858,851	1,859,614	1,858,851	1,859,614
Less: Average intangible assets (net of deferred tax liability), other than loan servicing rights	46,027	62,905	51,457	69,431
Average tangible common shareholders' equity (non-GAAP)	$5,708,645	$5,339,946	$5,644,165	$5,250,270
ROATCE (non-GAAP)	14.24%	12.05%	12.58%	10.08%
Net income available to common shareholders, as adjusted (non-GAAP)	$199,031	$156,444	$526,234	$383,022
Add: Amortization of other intangible assets (net of tax), other than loan servicing rights	4,239	5,112	13,232	15,851
Net income available to common shareholders, as adjusted, excluding intangible amortization (non-GAAP)	203,270	161,556	539,466	398,873
Average tangible common shareholders' equity (non-GAAP)	$5,708,645	$5,339,946	$5,644,165	$5,250,270
ROATCE, as adjusted (non-GAAP)	14.24%	12.10%	12.74%	10.13%
The efficiency ratio is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Total non-interest expense, as reported (GAAP)	$309,958	$281,985	$931,007	$842,725
Less: Merger related expenses (1)	3,094	—	3,094	—
Less: Restructuring charge (pre-tax) (2)	—	3,854	8,202	4,654
Less: Amortization of tax credit investments (pre-tax)	19,904	8,147	52,075	26,601
Less: Litigation reserve (pre-tax) (3)	—	1,012	1,492	1,012
Less: Loss on extinguishment of debt (pre-tax)	—	—	—	922
Add: FDIC special assessment (pre-tax) (4)	—	(3,817)	—	(3,817)
Total non-interest expense, as adjusted (non-GAAP)	$286,960	$272,789	$866,144	$813,353
Net interest income, as reported (GAAP)	505,451	446,224	1,464,000	1,298,737
Total non-interest income, as reported (GAAP)	78,700	64,887	221,247	185,785
Less: (Gains) losses on available for sale and held to maturity debt securities, net (pre-tax) (5)	(3)	(28)	7	(17)
Less: Litigation settlements (pre-tax) (6)	(3,051)	—	(3,051)	—
Gross operating income, as adjusted (non-GAAP)	$581,097	$511,083	$1,682,203	$1,484,505
Efficiency ratio (non-GAAP)	49.38%	53.37%	51.49%	54.79%

(1)	Merger related expenses primarily include professional and legal fees and other expense.
(2)	Represents severance expense related to workforce reductions within salary and employee benefits expense.
(3)	Represents the change in legal reserves and settlement charges included in professional and legal fees.
(4)	Represents the change in estimated special assessment losses included in the FDIC insurance assessment expense.
(5)	Included in gains on securities transactions, net.
(6)	Represents recoveries from legal settlements included in other income.
Tangible book value per common share is computed by dividing shareholders’ equity less preferred stock, goodwill and other intangible assets by common shares outstanding, as follows:

	September 30, 2026	December 31, 2025
	($ in thousands, except for share data)
Common shares outstanding	550,621,196	556,618,021
Shareholders’ equity (GAAP)	$7,896,552	$7,807,698
Less: Preferred stock	354,345	354,345
Less: Goodwill and other intangible assets	1,952,392	1,969,811
Tangible common shareholders’ equity (non-GAAP)	$5,589,815	$5,483,542
Tangible book value per common share (non-GAAP)	$10.15	$9.85
Book value per common share (GAAP)	$13.70	$13.39
Net Interest Income
Net interest income on a tax equivalent basis of $506.8 million for the third quarter 2026 increased $18.4 million and $59.3 million compared to the second quarter 2026 and the third quarter 2025, respectively. Interest income on a tax equivalent basis increased $27.8 million to $858.5 million for the third quarter 2026 as compared to the second quarter 2026. The increase was primarily due to higher yields on adjustable interest rate loans, the origination of higher-yielding loans within the commercial and industrial and commercial real estate loan portfolios, an overall increase in average loan balances, and one additional day during the third quarter 2026 as compared to the second quarter 2026. Total interest expense increased $9.4 million to $351.7 million for the third quarter 2026 as compared to the second quarter 2026 mainly due to an increase in average time deposits during the third quarter 2026, as well as the higher cost of certain non-maturity deposits.
Average interest earning assets increased $3.2 billion to $61.8 billion for the third quarter 2026 as compared to the third quarter 2025 largely due to growth in the loan and investment securities portfolios over the last 12-month period, partially offset by lower levels of overnight interest bearing cash balances during the third quarter 2026. Compared to the second quarter 2026, average interest earning assets increased by $777.2 million during the third quarter 2026. The increase was mostly driven by the commercial loan growth and higher average taxable investment balances, partially offset by the decline in overnight interest bearing cash balances during the third quarter 2026.
Average interest bearing liabilities increased $1.9 billion to $44.6 billion for the third quarter 2026 as compared to the third quarter 2025 primarily due to strong deposit inflows from commercial customers over the last 12-month period within the non-maturity deposit categories combined with a higher short-term borrowings balance. Compared to the second quarter 2026, average interest bearing liabilities increased by $390.8 million during the third quarter 2026, mostly due to increases within time deposits, partially offset by a decline in short-term borrowings. See additional information under “Deposits and Other Borrowings” in the Executive Summary section above.
Net interest margin on a tax equivalent basis of 3.28 percent for the third quarter 2026 increased 8 basis points from 3.20 percent for the second quarter 2026 and 23 basis points from 3.05 percent for the third quarter 2025. The yield on average interest earning assets increased by 11 basis points to 5.55 percent on a linked quarter basis largely due to the higher yields on new loan originations during the third quarter 2026 and upward repricing of adjustable interest rate loans. The overall cost of average interest bearing liabilities increased by 6 basis points to 3.16 percent for the third quarter 2026 as compared to the second quarter 2026 mostly due to the higher cost of both non-

maturity and time deposits. Our cost of total average deposits was 2.33 percent for the third quarter 2026 as compared to 2.28 percent and 2.69 percent for the second quarter 2026 and third quarter 2025, respectively.
We currently anticipate net interest income growth for the full year of 2026 to be at the high end of the 11 to 13 percent range previously disclosed in Valley's Annual Report. While we are optimistic about the projected net interest income through the fourth quarter 2026, our forecasts include several uncertain assumptions, including projected funding costs. Therefore, we cannot provide any assurance that our future net interest income or margin will meet our current estimates or remain near the levels reported for the third quarter 2026. For a detailed discussion on the risks related to interest rates please refer to Part I, Item 1A. “Risk Factors” in Valley's Annual Report.

The following table reflects the components of net interest income for the three months ended September 30, 2026, June 30, 2026 and September 30, 2025:

Quarterly Analysis of Average Assets, Liabilities and Shareholders’ Equity and
Net Interest Income on a Tax Equivalent Basis

	Three Months Ended
	September 30, 2026			June 30, 2026			September 30, 2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$52,683,932	$764,568	5.80%	$51,884,173	$736,082	5.67%	$49,270,853	$733,214	5.95%
Taxable investments (3)	8,048,596	82,502	4.10	7,928,555	81,884	4.13	7,522,290	75,102	3.99
Tax-exempt investments (1)(3)	530,189	6,290	4.75	544,950	6,390	4.69	540,491	5,837	4.32
Interest bearing deposits with banks	571,885	5,182	3.62	699,684	6,383	3.65	1,289,519	14,019	4.35
Total interest earning assets	61,834,602	858,542	5.55	61,057,362	830,739	5.44	58,623,153	828,172	5.65
Allowance for credit losses	(595,686)			(597,243)			(594,033)
Cash and due from banks	345,462			351,715			327,594
Other assets	5,042,742			4,887,652			4,821,632
Unrealized losses on securities available for sale, net	(120,719)			(114,663)			(132,131)
Total assets	$66,506,401			$65,584,823			$63,046,215
Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$28,982,923	$196,272	2.71%	$28,920,057	$190,973	2.64%	$27,005,791	$210,921	3.12%
Time deposits	12,529,463	119,337	3.81	11,881,270	112,693	3.79	12,621,182	133,108	4.22
Total interest bearing deposits	41,512,386	315,609	3.04	40,801,327	303,666	2.98	39,626,973	344,029	3.47
Short-term borrowings	373,156	3,322	3.56	674,094	6,047	3.59	89,147	555	2.49
Long-term borrowings (4)	2,665,456	32,817	4.92	2,684,781	32,638	4.86	2,961,510	36,115	4.88
Total interest bearing liabilities	44,550,998	351,748	3.16	44,160,202	342,351	3.10	42,677,630	380,699	3.57
Non-interest bearing deposits	12,650,995			12,372,974			11,540,351
Other liabilities	1,336,540			1,149,959			1,211,424
Shareholders’ equity	7,967,868			7,901,688			7,616,810
Total liabilities and shareholders’ equity	$66,506,401			$65,584,823			$63,046,215
Net interest income/interest rate spread (5)		$506,794	2.39%		$488,388	2.34%		$447,473	2.08%
Tax equivalent adjustment		(1,343)			(1,364)			(1,249)
Net interest income, as reported		$505,451			$487,024			$446,224
Net interest margin (6)			3.27%			3.19%			3.04%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.28%			3.20%			3.05%

The following table reflects the components of net interest income for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Interest earning assets:
Loans (1)(2)	$51,620,023	$2,209,312	5.71%	$48,988,393	$2,157,150	5.87%
Taxable investments (3)	7,904,317	242,994	4.10	7,326,223	217,356	3.96
Tax-exempt investments (1)(3)	539,062	18,652	4.61	545,651	17,714	4.33
Interest bearing deposits with banks	814,631	22,323	3.65	835,564	28,255	4.51
Total interest earning assets	60,878,033	2,493,281	5.46	57,695,831	2,420,475	5.59
Allowance for credit losses	(596,146)			(588,541)
Cash and due from banks	348,354			391,109
Other assets	4,912,254			4,878,016
Unrealized losses on securities available for sale, net	(106,863)			(152,033)
Total assets	$65,435,632			$62,224,382
Liabilities and shareholders’ equity
Interest bearing liabilities:
Savings, NOW and money market deposits	$29,034,843	$578,030	2.65%	$26,605,137	$614,532	3.08%
Time deposits	11,883,974	338,708	3.80	12,107,648	387,501	4.27
Total interest bearing deposits	40,918,817	916,738	2.99	38,712,785	1,002,033	3.45
Short-term borrowings	374,124	9,605	3.42	196,958	5,237	3.55
Long-term borrowings (4)	2,732,565	98,955	4.83	3,037,927	110,680	4.86
Total interest bearing liabilities	44,025,506	1,025,298	3.11	41,947,670	1,117,950	3.55
Non-interest bearing deposits	12,324,693			11,367,573
Other liabilities	1,176,615			1,375,479
Shareholders’ equity	7,908,818			7,533,660
Total liabilities and shareholders’ equity	$65,435,632			$62,224,382
Net interest income/interest rate spread (5)		$1,467,983	2.35%		$1,302,525	2.04%
Tax equivalent adjustment		(3,983)			(3,788)
Net interest income, as reported		$1,464,000			$1,298,737
Net interest margin (6)			3.21%			3.00%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis (6)			3.22%			3.01%
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
Change in Net Interest Income on a Tax Equivalent Basis

	Three Months Ended September 30, 2026 Compared to September 30, 2025			Nine Months Ended September 30, 2026 Compared to September 30, 2025
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
	(in thousands)
Interest Income:
Loans*	$49,864	$(18,510)	$31,354	$113,746	$(61,584)	$52,162
Taxable investments	5,356	2,044	7,400	17,577	8,061	25,638
Tax-exempt investments*	(113)	566	453	(216)	1,154	938
Federal funds sold and other interest bearing deposits	(6,802)	(2,035)	(8,837)	(692)	(5,240)	(5,932)
Total increase (decrease) in interest income	48,305	(17,935)	30,370	130,415	(57,609)	72,806
Interest Expense:
Savings, NOW and money market deposits	14,713	(29,362)	(14,649)	53,037	(89,539)	(36,502)
Time deposits	(961)	(12,810)	(13,771)	(7,045)	(41,748)	(48,793)
Short-term borrowings	2,438	329	2,767	4,554	(186)	4,368
Long-term borrowings and junior subordinated debentures	(3,642)	344	(3,298)	(11,062)	(663)	(11,725)
Total increase (decrease) in interest expense	12,548	(41,499)	(28,951)	39,484	(132,136)	(92,652)
Total increase in net interest income	$35,757	$23,564	$59,321	$90,931	$74,527	$165,458

*Interest income is presented on a tax equivalent basis using 21 percent as the federal tax rate.
Non-Interest Income
Non-interest income represented 13.5 percent and 12.7 percent of total net interest income plus non-interest income for the three months ended September 30, 2026 and 2025, respectively, and 13.1 percent and 12.5 percent of total net interest income plus non-interest income for the nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2026, non-interest income increased $13.8 million and $35.5 million, respectively, as compared to the same periods in 2025. See further details below.

The following table presents the components of non-interest income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Wealth management and trust fees	$22,178	$16,134	$55,839	$45,221
Insurance commissions	3,015	2,914	9,652	9,746
Capital markets	9,996	9,814	33,310	26,521
Service charges on deposit accounts	19,156	16,764	56,088	44,195
Gains on securities transactions, net	259	28	330	73
Fees from loan servicing	3,089	3,405	9,575	10,291
Gains on sales of loans, net	1,254	740	6,086	4,962
Bank owned life insurance	3,675	4,657	15,423	15,453
Other	16,078	10,431	34,944	29,323
Total non-interest income	$78,700	$64,887	$221,247	$185,785
Wealth management and trust fees increased $6.0 million and $10.6 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases in both periods were mainly driven by higher volume of transaction-related tax credit advisory fees and an increase in asset management fees. Additionally, the increase for the nine months ended September 30, 2026 was attributable to higher brokerage commissions from stronger trading volume. Brokerage fees increased $3.9 million for the nine months ended September 30, 2026 as compared to the same period in 2025.
Capital markets income increased $6.8 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was mostly due to fee income growth from higher volume of interest rate swap transactions related to commercial lending activities. Swap fee income totaled $17.8 million for the nine months ended September 30, 2026, as compared to $12.2 million during the same period in 2025.
Service charges on deposit accounts increased $2.4 million and $11.9 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were mainly due to additional treasury management service-related fees generated from commercial deposit accounts.
Other income increased $5.6 million for both the three and nine months ended September 30, 2026 as compared to the same periods in 2025. The increases were largely attributable to recovery income from legal settlements totaling $3.1 million and net valuation gains on certain fintech investments during the three months ended September 30, 2026.
We are encouraged by the growth of our non-interest income during the nine months ended September 30, 2026. Looking ahead to the fourth quarter 2026 and beyond, we remain committed to leveraging our treasury management platform, capital markets capabilities, tax credit advisory services, and broader commercial product set to strengthen customer relationships and drive additional high-quality, sustainable non-interest income.
Non-Interest Expense
Non-interest expense increased $28.0 million and $88.3 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025 mainly due to amortization of tax credit investments, increases in salaries and employee benefits and increases in professional and legal fees and other operating expenses. See further details below.

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Salary and employee benefits expense	$150,080	$146,820	$456,227	$434,860
Net occupancy expense	25,727	24,865	80,088	76,236
Technology, furniture and equipment expense	32,312	30,708	97,437	91,271
FDIC insurance assessment	10,802	8,357	32,969	33,416
Amortization of other intangible assets	6,319	7,544	19,506	22,990
Professional and legal fees	25,125	24,261	79,800	59,901
Amortization of tax credit investments	19,904	8,147	52,075	26,601
Loss on extinguishment of debt	—	—	—	922
Other	39,689	31,283	112,905	96,528
Total non-interest expense	$309,958	$281,985	$931,007	$842,725
Salary and employee benefits expense increased $3.3 million and $21.4 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase for the three months ended September 30, 2026 was mainly due to increases in cash incentive and stock-based compensation, partially offset by lower severance expense. The increase for the nine months ended September 30, 2026 was mostly due to increases in cash incentive and stock-based compensation, severance expense, and medical insurance expenses. Severance expense related to workforce reductions totaled $8.2 million and $4.7 million for the nine months ended September 30, 2026 and 2025, respectively.
Net occupancy expense increased $3.9 million for the nine months ended September 30, 2026 as compared to the same period in 2025 mainly due to incrementally higher property taxes, building repairs and utilities expenses, partially offset by lower rent expense.
Technology, furniture and equipment expense increased $1.6 million and $6.2 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025 mostly driven by increases in data processing fees and software licensing costs, partially offset by lower depreciation expense.
Professional and legal fees increased $19.9 million for the nine months ended September 30, 2026 as compared to the same period in 2025 largely due to higher third party managed services and consulting fees related to enhancing our business operating model and other transformation efforts. Additionally, the increase included $1.5 million of expense related to litigation reserves and settlement charges and $1.5 million of merger related legal fees during the nine months ended September 30, 2026. Overall, we expect the level of professional and legal fees reported for the third quarter 2026 to continue into the fourth quarter of 2026 due to ongoing business transformation activities, as well as additional expense related to the pending acquisitions of Providence and Bluevine.
Amortization of other intangibles decreased $1.2 million and $3.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025 mainly due to a normal decline in amortization expense related to core deposits.
Amortization of tax credit investments increased $11.8 million and $25.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025 mainly due to additional purchases of tax-advantaged investments over the last 12-month period. See Note 14 for more details regarding our tax credit investments.
Other non-interest expense increased $8.4 million and $16.4 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases for both periods were due, in part, to an increase in advertising expense related to Valley's brand campaign, higher travel and entertainment expenses, and incremental increases in other operating expenses due to growth in our business. We also recorded $1.6 million of merger related expenses within other non-interest expense during the third quarter 2026 related to our pending acquisitions of Providence and Bluevine.
Income Taxes
Income tax expense totaled $37.3 million for the third quarter 2026 as compared to $49.6 million for the second quarter 2026 and $46.6 million for the third quarter 2025. Our effective tax rate was 15.3 percent, 22.5 percent and 22.2 percent for the third quarter 2026, second quarter 2026 and third quarter 2025, respectively. The decrease in our effective tax rate for the third quarter 2026 as compared to both prior periods was primarily due to the purchase of additional tax credits in excess of amounts previously anticipated during the third quarter 2026.
GAAP requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the quarter in which it occurs, rather than being recognized as a change in the effective tax rate for the current year. Our adherence to these tax guidelines may result in volatile effective income tax rates in future quarterly and annual periods. Factors that could impact management’s judgment include changes in income, tax laws and regulations, and tax planning strategies. Based on the current information available, we anticipate that our effective tax rate will be approximately 20 percent for the full year 2026.
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

The following tables present the financial data for Valley's operating segments, and Treasury and Corporate Other for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$11,623,675	$41,060,257	$9,150,670	$61,834,602

Interest income	$143,095	$620,130	$93,974	$857,199
Interest expense	66,122	233,567	52,059	351,748
Net interest income	76,973	386,563	41,915	505,451
(Credit) provision for credit losses	(413)	31,071	(17)	30,641
Net interest income after provision for credit losses	77,386	355,492	41,932	474,810
Non-interest income	38,120	27,941	12,639	78,700
Non-interest expense
Salary and employee benefits expense	32,264	103,999	13,817	150,080
Net occupancy expense	4,931	17,025	3,771	25,727
Technology, furniture and equipment expense	6,855	21,410	4,047	32,312
FDIC insurance assessment	2,382	8,420	—	10,802
Professional and legal fees	4,870	15,927	4,328	25,125
Other segment items *	19,245	17,845	28,822	65,912
Total non-interest expense	70,547	184,626	54,785	309,958
Income (loss) before income taxes	$44,959	$198,807	$(214)	$243,552
Return on average interest earning assets (pre-tax)	1.55%	1.94%	(0.01)%	1.58%
Net interest margin	2.64%	3.76%	1.83%	3.27%

	Three Months Ended September 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,828,927	$38,441,926	$9,352,300	$58,623,153

Interest income	$134,090	$597,875	$94,958	$826,923
Interest expense	70,362	249,577	60,760	380,699
Net interest income	63,728	348,298	34,198	446,224
Provision for credit losses	3,353	15,818	—	19,171
Net interest income after provision for credit losses	60,375	332,480	34,198	427,053
Non-interest income	37,878	22,665	4,344	64,887
Non-interest expense
Salary and employee benefits expense	34,885	93,158	18,777	146,820
Net occupancy expense	4,668	16,241	3,956	24,865
Technology, furniture and equipment expense	7,142	19,108	4,458	30,708
FDIC insurance assessment	2,680	9,494	(3,817)	8,357
Professional and legal fees	3,739	17,413	3,109	24,261
Other segment items *	14,285	14,986	17,703	46,974
Total non-interest expense	67,399	170,400	44,186	281,985
Income (loss) before income taxes	$30,854	$184,745	$(5,644)	$209,955
Return on average interest earning assets (pre-tax)	1.14%	1.92%	(0.24)%	1.43%
Net interest margin	2.35%	3.63%	1.46%	3.04%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.

Consumer Banking Segment
The Consumer Banking segment represented 19.1 percent of our loan portfolio at September 30, 2026, and was mainly comprised of residential mortgage loans and automobile loans, and to a lesser extent, business purpose loans to wealth management clients, home equity loans, secured personal lines of credit and other consumer loans (including credit card loans). The duration of the residential mortgage loan portfolio (which represented 11.4 percent of our loan portfolio at September 30, 2026) is subject to movements in the market level of interest rates and forecasted prepayment speeds. The weighted average life of the automobile loans portfolio (which represented 3.8 percent of total loans at September 30, 2026) is relatively unaffected by movements in the market level of interest rates. However, the average life may be impacted by new loans as a result of the availability of credit within the automobile marketplace and consumer demand for purchasing new or used automobiles. Consumer Banking also includes the Wealth Management and Insurance Services Division, comprised of asset management advisory, brokerage, trust, personal and title insurance, tax credit advisory services, and our international and domestic private banking businesses.
Consumer Banking’s average interest earning assets increased $794.7 million to $11.6 billion for the third quarter 2026 as compared to the same period of 2025. The increase was mostly due to the steady growth in both residential mortgage loans and select lending to private banking clients over the last 12-month period. See additional details in the “Loan Portfolio” section of this MD&A.
Income before income taxes generated by the Consumer Banking segment increased $14.1 million to $45.0 million for the third quarter 2026 as compared to the third quarter 2025 mainly due to higher net interest income combined with lower provision for credit losses, partially offset by higher non-interest expense. Net interest income for this segment increased $13.2 million mainly due to additional interest income generated from higher average loan balances coupled with a decline in our funding costs compared to one year ago. The provision for credit losses decreased $3.8 million for the third quarter 2026 as compared to the same quarter in 2025 mainly due to the continued low level of charge-offs within the residential mortgage portfolio. Non-interest expense increased $3.1 million for the third quarter 2026 mostly due to increases in professional and legal fees and other general operating expenses within the other segment items category. See further details in the “Non-Interest Income” and “Non-Interest Expense” sections of this MD&A.
Net interest margin on the Consumer Banking portfolio increased 29 basis points to 2.64 percent for the third quarter 2026 as compared to the third quarter 2025 mainly due to a 32 basis point decrease in the costs associated with our funding sources, partially offset by a 3 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly the result of lower interest rates on most deposit products during the third quarter 2026 as compared to same period one year ago, as well as the repayment of maturing higher cost time deposits over the last 12-month period. See the “Net Interest Income” section above for more details on our net interest margin and funding sources.
Commercial Banking Segment
The Commercial Banking segment is comprised of floating rate and adjustable rate commercial and industrial loans and construction loans, as well as adjustable and fixed rate owner occupied and commercial real estate loans. Due to the portfolio’s interest rate characteristics, Commercial Banking is Valley’s operating segment that is most sensitive to movements in market interest rates. Commercial and industrial loans totaled approximately $12.3 billion and represented 23.2 percent of the total loan portfolio at September 30, 2026. Commercial real estate and construction loans totaled $30.7 billion and represented 57.7 percent of the total loan portfolio at September 30, 2026.
Average interest earning assets in the Commercial Banking segment increased $2.6 billion to $41.1 billion for the third quarter 2026 as compared to the third quarter 2025. The increase was primarily due to strong growth in commercial and industrial loans and owner occupied commercial real estate loans, partially offset by our strategic runoff of certain non-relationship/transactional loans within the commercial real estate portfolio over the last 12-month period. See additional details in the “Loan Portfolio” section of this MD&A.

Income before income taxes for Commercial Banking increased $14.1 million to $198.8 million for the third quarter 2026 as compared to the same quarter in 2025 mainly due to higher net interest income, partially offset by higher provision for credit losses and non-interest expense. Net interest income increased $38.3 million as compared to the same period a year ago largely due to additional interest income for higher average loan balances coupled with a decline in our funding costs compared to one year ago. Non-interest income increased $5.3 million during the third quarter 2026 mainly due to higher service charges on deposit accounts related to treasury management services, and higher other income. The provision for credit losses increased $15.3 million to $31.1 million as compared to the same period in 2025 mostly due to higher commercial and industrial and commercial real estate loan charge-offs as compared to one year ago, and, to a lesser extent, the impact of specific reserves associated with collateral dependent loans. See more information in the “Allowance for Credit Losses for Loans” section of this MD&A. Non-interest expense increased $14.2 million as compared to the same period in 2025 and was mainly driven by increases in salary and employee benefits expense, technology, furniture and equipment expense and other segment items. See further details in the “Non-Interest Income” and “Non-Interest Expense” sections of this MD&A.
The net interest margin for this segment increased 13 basis points to 3.76 percent for the third quarter 2026 as compared to the third quarter 2025. The increase was mostly due to a 32 basis point decrease in the cost of our funding sources, partially offset by a 19 basis point decrease in the yield on average loans caused, in part, by the lower adjusted rates on certain floating interest rate loans as compared to the third quarter 2025.
Treasury and Corporate Other
Treasury and Corporate Other largely consists of the Treasury managed HTM debt securities and AFS debt securities portfolios mainly utilized for the liquidity management needs of our lending segments and income and expense items resulting from support functions not directly attributable to a specific segment. Interest income is generated through investments in various types of securities (mainly comprised of fixed rate securities) and interest-bearing deposits with other banks (primarily the Federal Reserve Bank of New York). Expenses related to the branch network, all other components of retail banking, along with the back office departments of the Bank are allocated from Treasury and Corporate Other to operating segments. Other non-interest income items and general expenses are allocated from Treasury and Corporate Other to each operating segment utilizing a methodology that involves an allocation of operating and funding costs based on each segment's respective mix of average interest earning assets outstanding for the period, number of deposits, or direct allocations to the segments based on the nature of income and expense. Unallocated items included in Treasury and Corporate Other mainly consist of net gains and losses on AFS and HTM securities transactions, amortization of tax credit investments, as well as non-core items, such as corporate restructuring charges, merger related expense, loss on extinguishment of debt and recovery income from legal settlements.
Treasury and Corporate Other's average interest earning assets decreased $201.6 million to $9.2 billion for the third quarter 2026 compared to the same quarter in 2025 mostly due to a $717.6 million decrease in average interest bearing cash held in overnight accounts, partially offset by a $526.3 million increase in average taxable investments. The increase in average taxable investments largely resulted from additional purchases of residential mortgage-backed securities classified as AFS over the last 12-month period.
For the third quarter 2026, the loss before income taxes totaled $214 thousand compared to $5.6 million for the same quarter in 2025. The $5.4 million decline in the pre-tax loss from the third quarter 2025 was mainly driven by increases in non-interest income and net interest income, partially offset by higher non-interest expense. Net interest income increased $7.7 million for the third quarter 2026 as compared to the same period in 2025 mainly due to the lower cost of funds. Non-interest income increased $8.3 million for the third quarter 2026 as compared to the same period in 2025 due, in part, to recovery income from legal settlements totaling $3.1 million and net gains from the valuation of certain equity investments at September 30, 2026. Non-interest expense increased $10.6 million to $54.8 million for the third quarter 2026 as compared to the same quarter in 2025 mainly due to increases in the amortization of tax credit investments and FDIC insurance assessment expense, partially offset by lower salary and employee benefits expense. See further details in the “Non-Interest Expense” section of this MD&A.

Treasury and Corporate Other's net interest margin increased 37 basis points to 1.83 percent for the third quarter 2026 as compared to the third quarter 2025 due to a 32 basis point decrease in the cost of our funding sources and a 5 basis point increase in the yield on average interest earning assets.
The following tables present the financial data for Valley's operating segments and Treasury and Corporate Other for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$11,448,103	$40,171,920	$9,258,010	$60,878,033

Interest income	$417,397	$1,787,932	$283,969	$2,489,298
Interest expense	192,807	676,569	155,922	1,025,298
Net interest income	224,590	1,111,363	128,047	1,464,000
Provision (credit) for credit losses	2,084	78,984	(7)	81,061
Net interest income after provision for credit losses	222,506	1,032,379	128,054	1,382,939
Non-interest income	103,722	92,736	24,789	221,247
Non-interest expense
Salary and employee benefits expense	98,189	308,099	49,939	456,227
Net occupancy expense	15,302	52,686	12,100	80,088
Technology, furniture and equipment expense	20,531	64,203	12,703	97,437
FDIC insurance assessment	7,312	25,657	—	32,969
Professional and legal fees	15,243	51,640	12,917	79,800
Other segment items *	55,506	55,132	73,848	184,486
Total non-interest expense	212,083	557,417	161,507	931,007
Income (loss) before income taxes	$114,145	$567,698	$(8,664)	$673,179
Return on average interest earning assets (pre-tax)	1.33%	1.88%	(0.12)%	1.47%
Net interest margin	2.61%	3.68%	1.84%	3.21%

	Nine Months Ended September 30, 2025
	Consumer Banking	Commercial Banking	Treasury and Corporate Other	Total
	($ in thousands)
Average interest earning assets	$10,565,249	$38,423,144	$8,707,438	$57,695,831

Interest income	$387,169	$1,766,193	$263,325	$2,416,687
Interest expense	204,719	744,511	168,720	1,117,950
Net interest income	182,450	1,021,682	94,605	1,298,737
(Credit) provision for credit losses	(4,663)	124,304	(10)	119,631
Net interest income after provision for credit losses	187,113	897,378	94,615	1,179,106
Non-interest income	104,424	66,666	14,695	185,785
Non-interest expense
Salary and employee benefits expense	99,153	295,321	40,386	434,860
Net occupancy expense	14,145	50,658	11,433	76,236
Technology, furniture and equipment expense	19,645	59,430	12,196	91,271
FDIC insurance assessment	8,030	29,203	(3,817)	33,416
Professional and legal fees	9,982	42,547	7,372	59,901
Loss on extinguishment of debt	—	—	922	922
Other segment items *	40,592	47,766	57,761	146,119
Total non-interest expense	191,547	524,925	126,253	842,725
Income (loss) before income taxes	$99,990	$439,119	$(16,943)	$522,166
Return on average interest earning assets (pre-tax)	1.26%	1.52%	(0.26)%	1.21%
Net interest margin	2.31%	3.55%	1.45%	3.00%

*	Other segment items include amortization of intangible assets, amortization of tax credit investments and other general operating expenses.

Consumer Banking Segment
The Consumer Banking segment's average interest earning assets increased $882.9 million to $11.4 billion for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was mostly due to strong growth in our residential mortgage loan portfolio and lending to private banking clients over the last 12-month period.
Income before income taxes generated by Consumer Banking for the nine months ended September 30, 2026 increased $14.2 million to $114.1 million as compared to the same period in 2025. Net interest income for this segment increased $42.1 million largely due to the aforementioned loan growth coupled with lower funding costs. Non-interest expense increased $20.5 million for the nine months ended September 30, 2026 as compared to the same period in 2025 mostly due to increases in professional and legal fees and other general operating expenses within the other segment items category. The provision for credit losses increased $6.7 million for the nine months ended September 30, 2026 as compared to the same period in 2025 due, in part, to loan growth and higher qualitative reserves. See further details in the “Non-Interest Expense” and “Allowance for Credit Losses for Loans” sections of this MD&A.
Net interest margin on the Consumer Banking portfolio increased 30 basis points to 2.61 percent for the nine months ended September 30, 2026 as compared to the same period in 2025 mainly due to a 33 basis point decrease in the costs associated with our funding sources, partially offset by a 3 basis point decrease in the yield on average loans. The decrease in our funding costs was mainly caused by lower interest rates on most deposit products during the nine months ended September 30, 2026, as well as the repayment of maturing higher cost time deposits over the last 12-month period. See the “Net Interest Income” section above for more details on our net interest margin.

The return on average interest earning assets before income taxes for the Consumer Banking segment was 1.33 percent for the nine months ended September 30, 2026 compared to 1.26 percent for the same period in 2025.
Commercial Banking Segment
Average interest earning assets in the Commercial Banking segment increased $1.7 billion to $40.2 billion for the nine months ended September 30, 2026 as compared to the same period in 2025. This increase was mostly due to strong growth focused in relationship driven commercial and industrial loans and owner occupied commercial real estate loans, partially offset by our strategic runoff of certain non-relationship/transactional loans within the commercial real estate portfolio over the last 12-month period. See additional details in the “Loan Portfolio” section of this MD&A.
Income before income taxes for Commercial Banking increased $128.6 million to $567.7 million for the nine months ended September 30, 2026 as compared to the same period in 2025 largely attributable to an increase in net interest income combined with a lower provision for credit losses. Net interest income for this segment increased $89.7 million to $1.1 billion for the nine months ended September 30, 2026 as compared to the same period in 2025 mainly due to additional interest income from higher average loan balances combined with the lower cost of funding. The provision for credit losses decreased $45.3 million to $79.0 million for the nine months ended September 30, 2026 as compared to the same period in 2025 mainly due to better actual and expected credit performance within most of the commercial loan portfolios as reflected by, among other factors, a decline in total net loan charge-offs. Non-interest income increased $26.1 million as compared to the same period in 2025 due, in part, to strong growth in treasury management service fees on commercial deposit accounts, an increase in capital markets income mainly due to higher commercial loan swap fee transaction volumes, as well as higher other income. The positive impact of these items was partially offset by a $32.5 million increase in non-interest expense mainly driven by increases in salary and employee benefits expense and professional and legal expenses. See details in the “Allowance for Credit Losses for Loans” and “Non-Interest Income” and “Non-Interest Expense” sections of this MD&A.
The net interest margin for this segment increased 13 basis points to 3.68 percent for the nine months ended September 30, 2026 as compared to the same period in 2025 mainly due to a 33 basis point decrease in the cost of our funding sources that was partially offset by a 20 basis point decrease in the yield on average loans.
The return on average interest earning assets before income taxes for the commercial banking segment was 1.88 percent for the nine months ended September 30, 2026 compared to 1.52 percent for the same period in 2025.
Treasury and Corporate Other
Treasury and Corporate Other's average interest earning assets increased $550.6 million during the nine months ended September 30, 2026 due to a $571.5 million increase in average investment securities, partially offset by a $20.9 million decrease in interest bearing cash held in overnight accounts.
The loss before income taxes totaled $8.7 million for the nine months ended September 30, 2026 as compared to $16.9 million for the same period in 2025. The $8.3 million decrease in pre-tax loss was primarily due to higher net interest income mostly resulting from additional interest income from growth in our investment securities portfolio and the lower cost of funds, as well as an increase in non-interest income. The positive impact of these items was largely offset by higher non-interest expense. Non-interest expense increased $35.3 million to $161.5 million for the nine months ended September 30, 2026 as compared to the same period in 2025 primarily due to increases in amortization of tax credit investments, salary and employee benefits expense (including higher severance expenses), and professional and legal fees related to business transformation efforts, partially offset by lower other general expenses within the other segment items category. See further details in the “Non-Interest Expense” section of this MD&A.
Treasury and Corporate Other's net interest margin increased 39 basis points to 1.84 percent for the nine months ended September 30, 2026 as compared to the same period in 2025 due to a 33 basis point decrease in the cost of our funding sources coupled with a 6 basis point increase in the yield on average interest earning assets. The increase in the yield on average investments as compared to the same period in 2025 was largely driven by the purchases of new higher-yielding investments over the last 12-month period.
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
We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates, non-maturity deposit betas, and the prepayment assumptions of certain assets and liabilities as of September 30, 2026. The model assumes immediate changes in interest rates without any proactive change in the composition or size of the balance sheet, or other future actions that management might undertake to mitigate this risk. In the model, the forecasted shape of the yield curve remains static as of September 30, 2026. The impact of interest rate derivatives, such as interest rate swaps, is also included in the model.
Our simulation model is based on market interest rates and prepayment speeds prevalent in the market as of September 30, 2026. Although the size of Valley’s balance sheet is forecast to remain static as of September 30, 2026, in our model, the composition is adjusted to reflect new interest earning assets and funding originations coupled with rate spreads utilizing our actual originations during the third quarter 2026. The model utilizes an immediate parallel shift in market interest rates at September 30, 2026.
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

	Estimated Change in Future Net Interest Income
Changes in Interest Rates	Dollar Change	Percentage Change
(in basis points)	($ in thousands)
+300	$64,991	3.08%
+200	44,953	2.13
+100	23,320	1.10
–100	(22,482)	(1.06)
–200	(36,268)	(1.72)
–300	(35,494)	(1.68)
As noted in the table above, a 100 basis point immediate decrease in interest rates combined with a static balance sheet where the size, mix, and proportions of assets and liabilities remain unchanged, is projected to decrease net interest income over the next 12-month period by 1.06 percent. Management believes the interest rate sensitivity of our balance sheet remains within an expected tolerance range at September 30, 2026. However, the level of net interest income sensitivity may increase or decrease in the future as a result of several factors, including potential changes in our balance sheet strategies, the slope of the yield curve and projected cash flows.
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
The Bank adheres to certain internal liquidity measures including ratios of loans to deposits below 105.0 percent and wholesale funding to total funding below 22.5 percent. Management maintains flexibility to temporarily exceed these internal limits in certain operating environments, but also strives to outperform these limits when possible. We currently have a targeted goal to reach a ratio of loans to deposits at or below 90 percent by late 2028. The Bank was in compliance with the foregoing policies at September 30, 2026 and December 31, 2025, as summarized in the table below.
The following table presents Valley's loans to deposits and wholesale funding to total funding ratios at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Loans to deposits	96.3%	96.1%
Wholesale funding to total funding	14.0	15.3

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
On the asset side of the balance sheet, the Bank has numerous sources of liquid funds in the form of cash and due from banks, interest bearing deposits with banks (including the FRB of New York) and other sources. The following table summarizes Valley's liquid assets:

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and due from banks	$339,682	$315,166
Interest bearing deposits with banks	785,320	1,268,399
Trading debt securities	26,749	—
Held to maturity debt securities (1)	262,396	260,743
Available for sale debt securities (2)	4,229,810	4,202,218
Loans held for sale	16,202	26,236
Total liquid assets	$5,660,159	$6,072,762

(1)     Represents securities that are maturing within 90 days or would otherwise qualify as maturities if sold (i.e., 85 percent of original cost basis has been repaid) within the held to maturity debt security portfolio.
(2)     Includes approximately $917.6 million and $1.3 billion of various investment securities that were pledged to counterparties to support our earning asset funding strategies at September 30, 2026 and December 31, 2025, respectively.
Total liquid assets represented 9.1 percent and 10.3 percent of interest earning assets at September 30, 2026 and December 31, 2025, respectively. The level of cash liquidity on the balance sheet (as shown in the table above) decreased from December 31, 2025 to a more normalized level at September 30, 2026 partially due to our management of expected period end funding activities during the nine months ended September 30, 2026.
Other sources of funds on the asset side are derived from scheduled loan payments of principal and interest, as well as prepayments received. At September 30, 2026, estimated cash inflows from total loans are projected to be approximately $14.7 billion over the next 12-month period. As a contingency plan for any liquidity constraints, liquidity could also be derived from the sale of conforming residential mortgages from our loan portfolio or alleviated from the temporary curtailment of lending activities. We anticipate the receipt of approximately $818.9 million in principal payments from securities in the total investment portfolio at September 30, 2026 over the next 12-month period due to normally scheduled principal repayments and expected prepayments of certain securities, primarily residential mortgage-backed securities.
On the liability side of the balance sheet, we utilize multiple sources of funds to meet liquidity needs, including commercial and consumer deposits, fully FDIC-insured indirect customer deposits, collateralized municipal deposits, and short-term and long-term borrowings. Our core deposit base, which generally excludes all fully insured indirect customer deposits, as well as retail certificates of deposit over $250 thousand, represents the largest of these sources. Average core deposits totaled approximately $45.0 billion and $42.4 billion for the nine months ended September 30, 2026 and for the year ended December 31, 2025, respectively, representing 73.9 percent and 73.1 percent of average interest earning assets for the respective periods. The level of interest bearing deposits is affected by interest rates offered, which is often influenced by our need for funds, rates prevailing in the capital markets, competition, and the need to manage interest rate risk sensitivity.

In addition to customer deposits, the Bank has access to readily available borrowing sources to supplement its current and projected funding needs. The following table presents short-term borrowings by type outstanding at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Securities sold under agreements to repurchase	$50,256	$91,475
The following table summarizes the Bank's estimated unused available non-deposit borrowing capacities at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
FHLB borrowing capacity*	$6,066,397	$6,020,343
Unused FRB discount window*	10,780,000	10,145,000
Unused federal funds lines available from commercial banks	1,500,000	1,610,000
Unencumbered investment securities	5,642,839	4,694,183
Total	$23,989,236	$22,469,526

*     Used and unused FHLB and FRB borrowings are collateralized by certain pledged securities, including but not limited to U.S. government and agency mortgage-backed securities and a blanket qualifying first lien on certain real estate and residential mortgage secured loans.
Corporation Liquidity
Valley’s recurring cash requirements primarily consist of dividends to preferred and common shareholders, and interest expense on subordinated notes and junior subordinated debentures issued to capital trusts. As part of our ongoing asset/liability management strategies, Valley could also use cash to repurchase shares of its outstanding common stock under its share repurchase program or redeem its callable junior subordinated debentures and subordinated notes. Valley's cash needs are routinely satisfied by dividends collected from the Bank. Projected cash flows from the Bank are expected to be adequate to pay preferred and common dividends, if declared, and interest expense payable to subordinated note holders and capital trusts, given the current capital levels and profitable operations of the Bank. In addition to dividends received from the Bank, Valley can satisfy its cash requirements by utilizing its own cash and potential new funds borrowed from outside sources or debt issuances. Valley also has the right to defer interest payments on the junior subordinated debentures, therefore distributions on its trust preferred securities for consecutive quarterly periods of up to five years, but not beyond the stated maturity dates, and subject to certain other conditions.
During the second quarter 2026, Valley issued $500 million of 6.219 percent fixed-to-floating rate subordinated notes and fully redeemed $300 million of callable subordinated notes originally due in June 2031. See Note 10 to the consolidated financial statements for further details.
Investment Securities Portfolio
As of September 30, 2026, we had $92.7 million, $26.7 million, $4.2 billion, and $3.7 billion in equity, trading debt, AFS debt, and HTM debt securities, respectively. The AFS and HTM debt securities portfolios, which comprise the majority of the securities we own, include U.S. Treasury securities, U.S. government agency securities, tax-exempt and taxable issuances of states and political subdivisions, residential mortgage-backed securities, single-issuer trust preferred securities principally issued by bank holding companies and high quality corporate bonds. Among other securities, our AFS debt securities include bank issued and other corporate bonds, as well as municipal special revenue bonds, which may pose a higher risk of future impairment charges to us as a result of the uncertain economic environment and its potential negative effect on the future performance of the security issuers. The equity securities consist of two publicly traded mutual funds, CRA investments, and several other equity investments that we have made in companies that develop new financial technologies and in partnerships that invest in such companies. Our CRA and other equity investments are a mix of publicly traded entities and privately held entities. Trading debt securities consisted of U.S. Treasury securities at September 30, 2026.
The primary purpose of our AFS and HTM investment portfolios is to provide a source of earnings and liquidity, as well as to serve as a tool for managing interest rate risk. The decision to purchase or sell securities is based on the current assessment of long- and short-term economic and financial conditions, including the interest rate environment and other components of the statements of financial condition. See additional information under “Interest Rate Risk,” “Liquidity and Cash Requirements” and “Capital Adequacy” sections elsewhere in this MD&A.
We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities, the composition of our investment securities portfolio, and the proportion of investments primarily allocated into the AFS and HTM debt securities portfolios.
Allowance for Credit Losses and Impairment Analysis
Available for sale debt securities. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount by which the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes.
We have evaluated all AFS debt securities that are in an unrealized loss position as of September 30, 2026 and December 31, 2025, and determined that the declines in fair value were mainly attributable to interest rates, credit spreads, market volatility, and liquidity conditions, but not credit quality or other factors. There was no impairment recognized within the AFS debt securities portfolio during the three and nine months ended September 30, 2026 and 2025.
We do not intend to sell any of the AFS debt securities in an unrealized loss position prior to recovery of our amortized cost basis, and we believe it is more likely than not that we will not be required to sell any of our securities prior to recovery of our amortized cost basis. None of the AFS debt securities were past due as of September 30, 2026, and there was no allowance for credit losses for AFS debt securities as of September 30, 2026 and December 31, 2025.
Held to maturity debt securities. Valley estimates the expected credit losses on HTM debt securities that have loss expectations using a discounted cash flow model developed by a third-party. Valley has a zero-loss expectation for certain securities within the HTM portfolio, including U.S. Treasury securities, U.S. government agency securities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, and collateralized municipal bonds. To measure the expected credit losses on HTM debt securities that have loss expectations, we utilize a third party discounted cash flow model. The assumptions used in the model for pools of securities with common risk characteristics include the historical lifetime probability of default and the severity of loss in the event of default, with the model incorporating several economic cycles of loss history data to calculate expected credit losses given default at the individual security level. HTM debt securities are carried net of an allowance for credit losses totaling $727 thousand and $734 thousand at September 30, 2026 and December 31, 2025, respectively. There were no net charge-offs of HTM debt securities during the three and nine months ended September 30, 2026 and 2025.

Investment grades. The investment grades in the table below reflect the current independent analysis performed by third parties of each security as of the date presented and not necessarily the investment grades at the date of our purchase of the securities. For many securities, the rating agencies may not have performed an independent analysis of the tranches owned by us, but rather an analysis of the entire investment pool. For this and other reasons, we believe the assigned investment grades may not accurately reflect the actual credit quality of each security and should not be viewed in isolation as a measure of the quality of our investment portfolio.
The following table presents the available for sale and held to maturity debt investment securities portfolios by investment grades at September 30, 2026:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available for sale investment grades: *
AAA/AA/A Rated	$4,272,606	$45	$(300,127)	$3,972,524
BBB Rated	127,182	146	(3,718)	123,610
Non-investment grade	2,383	—	(623)	1,760
Not rated	134,108	673	(2,865)	131,916
Total	$4,536,279	$864	$(307,333)	$4,229,810
Held to maturity investment grades: *
AAA/AA/A Rated	$3,534,469	$391	$(574,664)	$2,960,196
Not rated	192,953	—	(20,140)	172,813
Total	$3,727,422	$391	$(594,804)	$3,133,009
Allowance for credit losses	727	—	—	727
Total, net of allowance for credit losses	$3,726,695	$391	$(594,804)	$3,132,282

*    Rated using external rating agencies. Ratings categories include the entire range. For example, “A Rated” includes A+, A, and A-. Split rated securities with two ratings are categorized at the higher of the rating levels.
The unrealized losses in the AAA/AA/A rated categories of both the AFS and HTM debt securities portfolios (in the above table) were largely related to residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, and continue to be driven by the elevated market interest rates. The investment securities AFS and HTM portfolios included investments with carrying values of $131.9 million and $193.0 million, respectively, at September 30, 2026 not rated by the rating agencies with aggregate unrealized losses of $2.9 million and $20.1 million, respectively. The unrealized losses within non-rated AFS debt securities mostly related to several large corporate bonds negatively impacted by rising interest rates and not changes in their underlying credit. The unrealized losses within non-rated HTM debt securities included, but were not limited to, municipal bonds with a combined amortized cost of $47.4 million and gross unrealized losses of $11.4 million and four single-issuer bank trust preferred issuances with a combined amortized cost of $36.1 million and $4.4 million of gross unrealized losses. These HTM debt securities were negatively impacted by a higher level of market interest rates, and not changes in their underlying credit.
See Note 6 to the consolidated financial statements for additional information regarding our investment securities portfolio.

Loan Portfolio
The following table reflects the composition of the loan portfolio as of the dates presented:

	September 30, 2026	June 30, 2026	December 31, 2025
	($ in thousands)
Loans
Commercial and industrial	$12,324,253	$11,961,242	$10,961,519
Commercial real estate:
Non-owner occupied	11,001,011	11,146,663	11,571,127
Multifamily (1)	9,024,673	9,034,186	8,571,713
Owner occupied	8,008,473	7,692,877	6,629,909
Total	28,034,157	27,873,726	26,772,749
Construction	2,658,202	2,475,109	2,471,233
Total commercial real estate	30,692,359	30,348,835	29,243,982
Residential mortgage	6,084,398	5,982,941	5,826,192
Consumer:
Home equity	748,969	728,623	687,680
Automobile	2,031,983	2,150,089	2,184,600
Other consumer	1,308,022	1,295,521	1,232,755
Total consumer loans	4,088,974	4,174,233	4,105,035
Total loans (2)	$53,189,984	$52,467,251	$50,136,728
As a percentage of total loans:
Commercial and industrial	23.2%	22.8%	21.9%
Commercial real estate:
Non-owner occupied	20.7	21.2	23.1
Multifamily	17.0	17.2	17.1
Owner occupied	15.0	14.7	13.2
Construction	5.0	4.7	4.9
Total commercial real estate	57.7	57.8	58.3
Residential mortgage	11.4	11.4	11.6
Consumer loans	7.7	8.0	8.2
Total	100.0%	100.0%	100.0%

(1)
Includes loans collateralized by properties that are greater than 50 percent rent regulated totaling approximately $535 million, $559 million and $601 million at September 30, 2026, June 30, 2026 and December 31, 2025, respectively.

(2)	Includes net unearned discounts and deferred loan fees of $20.0 million, $19.9 million and $17.4 million at September 30, 2026, June 30, 2026 and December 31, 2025, respectively.
Total loans increased $722.7 million, or 5.5 percent on an annualized basis, to $53.2 billion at September 30, 2026 from June 30, 2026 mostly due to growth in commercial and industrial, owner occupied commercial real estate and construction loans. See more details below.
Commercial and industrial loans. Commercial and industrial loans increased by $363.0 million, or 12.1 percent on an annualized basis, to $12.3 billion at September 30, 2026 from June 30, 2026. The increase was largely driven by new originations from a range of relationship-driven small to midsize clients across several markets, including strong loan production from New York, Florida, California, and Arizona.
Commercial real estate loans. Commercial real estate loans (excluding construction loans) increased $160.4 million to $28.0 billion at September 30, 2026 from June 30, 2026 mainly driven by new owner occupied loan originations. Owner occupied loans increased $315.6 million, or 16.4 percent on an annualized basis as compared to June 30, 2026, largely due to continued momentum in new owner occupied commercial real estate loan originations from our healthcare vertical and the Florida market during the third quarter 2026 as a result of our strategic focus on this category. Non-owner occupied loans decreased $145.7 million at September 30, 2026 from June 30, 2026 mainly due to our continued targeted runoff of transactional/non-relationship loans, which outpaced limited new originations in this category during the third quarter 2026. Overall, commercial real estate loans are well-diversified mainly across our footprint areas in New York (including Manhattan), Florida, and New Jersey with a combined weighted average loan-to-value ratio of 59 percent and debt service coverage ratio of 1.64 at September 30, 2026.
Construction loans. Construction loans increased $183.1 million to $2.7 billion at September 30, 2026 from June 30, 2026 mainly driven by new loan advances on projects primarily in New York and Florida.
Residential mortgage loans. Residential mortgage loans increased $101.5 million to $6.1 billion at September 30, 2026 from June 30, 2026 mainly due to continued retention of most new loan origination activity and modest levels of prepayments. New and refinanced residential mortgage loan originations totaled $230.1 million for the third quarter 2026 as compared to $254.0 million, and $208.7 million for the second quarter 2026 and third quarter 2025, respectively. We also purchased $23.5 million and $66.1 million of loans from unrelated third-party lenders for qualifying CRA purposes during the three and nine months ended September 30, 2026, respectively.
Consumer loans. Consumer loans decreased $85.3 million, or 8.2 percent on an annualized basis, to $4.1 billion at September 30, 2026 as compared to June 30, 2026 largely due to a decrease in automobile loans, partially offset by increases in home equity loans and other collateralized personal lines of credit. Automobile loans decreased by $118.1 million, or 22.0 percent on an annualized basis, to $2.0 billion at September 30, 2026 as compared to June 30, 2026. The decrease in automobile loans was largely attributable to lower indirect auto loan origination volumes from our dealership network combined with higher repayment activity. Auto loan originations totaled $138.8 million for the third quarter 2026 as compared to $217.1 million for the second quarter 2026. Consumer demand for automobiles continues to be constrained by several factors, including gasoline prices and the high level of market interest rates. Home equity loans increased $20.3 million, or 11.2 percent on an annualized basis as compared to June 30, 2026, mostly due to higher line usage and, to a lesser extent, new originations as compared to the second quarter 2026. Other consumer loans increased $12.5 million to $1.3 billion at September 30, 2026 as compared to June 30, 2026 primarily due to increased originations and usage of collateralized personal lines of credit.
A significant part of our lending is in northern and central New Jersey, New York City, Long Island, and Florida. To mitigate our geographic risks, we maintain a diversified portfolio across borrower types and loans to protect against potential downturns in any single sector.
Based on our current projections, we expect total loan growth for the full year of 2026 to be above the high end of the 4 to 6 percent range previously disclosed in Valley's Annual Report. However, there can be no assurance that we will achieve such growth levels given the potential for unforeseen changes in the market and other conditions detailed in our risk factors set forth under Item 1A. Risk Factors of Valley's Annual Report.
Non-performing Assets
NPAs include non-accrual loans, OREO, and other repossessed assets (which consist of automobiles and taxi medallions) at September 30, 2026. Loans are generally placed on non-accrual status when they become past due more than 90 days with respect to payment of principal or interest or when the full and timely collection of principal and interest becomes uncertain. Exceptions to the non-accrual policy may be permitted if the loan is sufficiently collateralized and in the process of collection. OREO is acquired through foreclosure on loans secured by land or real estate. OREO and other repossessed assets are reported at the lower of cost or fair value, less estimated cost to sell.
Our NPAs increased $46.0 million to $513.8 million at September 30, 2026 as compared to June 30, 2026. NPAs as a percentage of total loans and NPAs were 0.96 percent and 0.88 percent at September 30, 2026 and June 30, 2026, respectively (as shown in the table below). The increase in NPAs was due, in part, to a $30.1 million construction loan that was placed on non-accrual status during the third quarter 2026 (See additional details below). Overall, management believes that total NPAs at September 30, 2026 remain within credit quality expectations for the loan portfolio and continue to reflect Valley's consistent application of underwriting standards to both originated loans and loans purchased from third parties. For additional details, see the “Credit Quality Indicators” section in Note 7 to the consolidated financial statements.
Our lending strategy is based on underwriting standards designed to maintain high credit quality, and we remain optimistic regarding the overall future performance of our loan portfolio. During the nine months ended September 30, 2026, the majority of our borrowers continued to demonstrate resilience despite the impact of elevated borrowing costs, inflation, labor costs and other factors. We continue to proactively monitor our commercial loans for potential negative trends and borrower weakness due to the current operating environment, including the potential negative impact of volatile energy prices and tariffs/import fees, and internally risk rate them accordingly. Based on our most recent portfolio review, we believe that we have relatively modest direct exposure to customer businesses most influenced by changing tariffs and import fees policies and moderate periods of elevated energy prices. However, management cannot provide assurance that the NPAs will not increase from the levels reported at September 30, 2026 due to the aforementioned or other factors potentially impacting our lending customers.

The following table sets forth by loan category accruing past due and NPAs on the dates indicated in conjunction with our asset quality ratios:

	September 30, 2026	June 30, 2026	December 31, 2025
	($ in thousands)
Accruing past due loans:
30 to 59 days past due:
Commercial and industrial	$6,990	$5,083	$11,177
Commercial real estate	72,568	106,034	72,810
Construction	—	1,752	—
Residential mortgage	14,221	22,154	21,615
Total consumer	15,488	15,974	14,420
Total 30 to 59 days past due	109,267	150,997	120,022
60 to 89 days past due:
Commercial and industrial	990	2,748	1,274
Commercial real estate	10,869	—	—
Residential mortgage	11,927	6,495	10,181
Total consumer	4,127	3,904	5,269
Total 60 to 89 days past due	27,913	13,147	16,724
90 or more days past due:
Commercial and industrial	2,505	3,527	—
Commercial real estate	10,295	5,454	212
Residential mortgage	2,524	5,223	3,300
Total consumer	2,008	1,862	1,070
Total 90 or more days past due	17,332	16,066	4,582
Total accruing past due loans	$154,512	$180,210	$141,328
Non-accrual loans:
Commercial and industrial	$168,080	$147,731	$138,321
Commercial real estate	253,088	256,081	236,221
Construction	39,257	9,139	9,140
Residential mortgage	44,858	42,992	44,424
Total consumer	6,107	6,686	5,832
Total non-accrual loans	511,390	462,629	433,938
Other real estate owned (OREO)	1,729	4,126	4,531
Other repossessed assets	675	1,020	1,286
Total non-performing assets (NPAs)	$513,794	$467,775	$439,755

Total non-accrual loans as a % of loans	0.96%	0.88%	0.87%
Total NPAs as a % of loans and NPAs	0.96	0.88	0.87
Total accruing past due and non-accrual loans as a % of loans	1.25	1.23	1.15
Allowance for loan losses as a % of non-accrual loans	113.57	127.66	134.44
Loans 30 to 59 days past due decreased $41.7 million to $109.3 million at September 30, 2026 as compared to June 30, 2026 primarily due to the migration of three commercial real estate loans totaling $24.7 million, net of partial charge-offs of $9.1 million during the third quarter 2026, to non-accrual loans at September 30, 2026, as well as lower residential mortgage loans delinquencies.
Loans 60 to 89 days past due increased $14.8 million to $27.9 million at September 30, 2026 as compared to June 30, 2026 mainly due to one commercial real estate loan relationship totaling $10.9 million and higher residential mortgage loan delinquencies.

Loans 90 days or more past due and still accruing interest increased $1.3 million to $17.3 million at September 30, 2026 as compared to June 30, 2026 largely due to the third quarter 2026 migration of a $4.0 million commercial real estate loan previously reported in the 30 to 59 days past due delinquency category at June 30, 2026, partially offset by lower residential mortgage and commercial and industrial loan delinquencies. All loans 90 days or more past due and still accruing interest are well-secured and in the process of collection.
Non-accrual loans increased $48.8 million to $511.4 million, or 0.96 percent of total loans at September 30, 2026 as compared to $462.6 million, or 0.88 percent of total loans, at June 30, 2026. The increase was primarily attributable to a $30.1 million construction loan that was placed on non-accrual status during the third quarter 2026, as well as higher levels of non-accrual commercial and industrial loans. The $30.1 million construction loan is considered well-secured and did not require a specific reserve within our allowance for credit losses for loans at September 30, 2026 based upon the estimated value of the underlying collateral. Non-accrual commercial real estate loans decreased by $3.0 million to $253.1 million at September 30, 2026 from June 30, 2026, primarily reflecting repayments and partial charge-offs, partially offset by the migration of three commercial real estate loans previously reported as loans 30 to 59 days past due at June 30, 2026 to non-accrual status during the third quarter 2026.
Although the timing of collection is uncertain, management believes that the majority of the non-accrual loans at September 30, 2026 are well secured and largely collectable, based in part on our quarterly review of collateral dependent loans and the valuation of the underlying collateral, if applicable. Any estimated shortfall in the net realizable value for collateral dependent loans is charged-off when a loan is 90 or 120 days past due or sooner if it is probable that a loan may not be fully collectable. For performing non-accrual loans, the collateral valuation shortfall may result in an allocation of specific reserves within our allowance for credit losses for loans.
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
At September 30, 2026, Valley continued to maintain the majority of its probability weighting used in the economic forecast to the Moody’s Baseline scenario with slightly more emphasis on the S-3 downside scenario and a smaller percentage weighting on the S-1 upside scenario as compared to December 31, 2025. At September 30, 2026, the standalone Moody's Baseline scenario reflected a slightly more optimistic outlook as compared to December 31, 2025 for several metrics, including a few highlighted below.
At September 30, 2026, Moody's Baseline forecast included the following specific assumptions:
•GDP growth: GDP is expected to remain positive, but moderate, with annual average growth of approximately 2.2 percent for the remainder of 2026 and 2.0 percent in 2027 before trending up to 2.2 percent through the third quarter 2028.
•Unemployment Rate: The unemployment rate is projected to gradually rise to 4.3 percent at the end of 2026 and peak at 4.7 percent in the second half of 2027 before decreasing to 4.6 percent in the third quarter 2028.
•Federal funds: An average federal funds rate of 3.6 percent unchanged through the third quarter 2028. The Federal Reserve's recent rate hike to a target federal funds rate range of 3.75 - 4.00 percent at September 30, 2026 was not part of the Moody's Baseline forecast in September 2026, however, the impact of the increase is not expected to be material to our weighted economic forecast.
•Inflation: Inflation is expected to average 3.2 percent for the remainder of 2026 and decline to 2.1 percent by the third quarter 2028.
See more details regarding our allowance for credit losses for loans in Note 7 to the consolidated financial statements.

The table below summarizes the relationship among loans, loans charged-off, loan recoveries, the provision for credit losses and the allowance for credit losses for loans for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in thousands)
Allowance for credit losses for loans
Beginning balance	$606,920	$599,800	$594,020	$596,100	$573,328
Loans charged-off:
Commercial and industrial	(17,656)	(9,838)	(2,745)	(30,276)	(56,390)
Commercial real estate	(19,075)	(14,434)	(11,776)	(47,265)	(38,659)
Construction	—	—	(541)	—	(1,704)
Residential mortgage	—	—	(26)	—	(72)
Total consumer	(3,327)	(3,354)	(1,478)	(9,944)	(5,831)
Total loans charged-off	(40,058)	(27,626)	(16,566)	(87,485)	(102,656)
Charged-off loans recovered:
Commercial and industrial	1,268	1,669	1,169	4,335	4,768
Commercial real estate	700	2,790	206	3,837	643
Construction	—	—	—	—	455
Residential mortgage	26	41	56	150	261
Total consumer	986	1,080	548	2,495	2,164
Total loans recovered	2,980	5,580	1,979	10,817	8,291
Total net loan charge-offs	(37,078)	(22,046)	(14,587)	(76,668)	(94,365)
Provision charged for credit losses	30,658	29,166	19,171	81,068	119,641
Ending balance	$600,500	$606,920	$598,604	$600,500	$598,604
Components of allowance for credit losses for loans:
Allowance for loan losses	$580,800	$590,600	$585,000	$580,800	$585,000
Allowance for unfunded credit commitments	19,700	16,320	13,604	19,700	13,604
Allowance for credit losses for loans	$600,500	$606,920	$598,604	$600,500	$598,604
Components of provision for credit losses for loans:
Provision for credit losses for loans	$27,278	$28,146	$20,087	$74,068	$120,515
Provision (credit) for unfunded credit commitments	3,380	1,020	(916)	7,000	(874)
Total provision for credit losses for loans	$30,658	$29,166	$19,171	$81,068	$119,641
Allowance for credit losses for loans as a % of total loans	1.13%	1.16%	1.21%	1.13%	1.21%

The following table presents the relationship among net loans charged-off and recoveries, and average loan balances outstanding for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in thousands)
Net loan (charge-offs) recoveries
Commercial and industrial	$(16,388)	$(8,169)	$(1,576)	$(25,941)	$(51,622)
Commercial real estate	(18,375)	(11,644)	(11,570)	(43,428)	(38,016)
Construction	—	—	(541)	—	(1,249)
Residential mortgage	26	41	30	150	189
Total consumer	(2,341)	(2,274)	(930)	(7,449)	(3,667)
Total	$(37,078)	$(22,046)	$(14,587)	$(76,668)	$(94,365)
Average loans outstanding
Commercial and industrial	$12,103,498	$11,903,449	$10,746,654	$11,504,995	$10,419,455
Commercial real estate	28,035,923	27,664,538	26,068,210	27,537,161	26,131,718
Construction	2,614,990	2,491,229	2,714,584	2,526,011	2,915,938
Residential mortgage	6,050,428	5,919,569	5,765,976	5,940,830	5,692,824
Total consumer	3,879,093	3,905,388	3,975,429	4,111,026	3,828,458
Total	$52,683,932	$51,884,173	$49,270,853	$51,620,023	$48,988,393
Annualized net loan charge-offs to average loans outstanding
Commercial and industrial	0.54%	0.27%	0.06%	0.30%	0.66%
Commercial real estate	0.26	0.17	0.18	0.21	0.19
Construction	—	—	0.08	—	0.06
Residential mortgage	—	—	—	—	—
Total consumer	0.24	0.23	0.09	0.24	0.13
Total annualized net loan charge-offs to total average loans outstanding	0.28%	0.17%	0.12%	0.20%	0.26%
Net loan charge-offs totaled $37.1 million for the third quarter 2026 as compared to $22.0 million and $14.6 million for the second quarter 2026 and the third quarter 2025, respectively. The increase in net loan charge-offs for the third quarter 2026 as compared to these respective prior periods was mostly due to an $11.6 million partial charge-off of a single non-performing commercial and industrial loan with $2.0 million of specific reserves within our allowance for credit losses for loans at September 30, 2026.
Net loan charge-offs for the third quarter 2026 (as presented in the above table) increased from the second quarter 2026, but continued to trend within management's expectations for the credit quality of the loan portfolio at September 30, 2026. While we currently expect the level of total net loan charge-offs to average loans outstanding to be at the high end of the 0.15 to 0.20 percent range for the full year of 2026 previously disclosed in our Annual Report, we can make no assurances that actual net loan charge-offs will not be higher than anticipated for 2026.

The following table summarizes the allocation of the allowance for credit losses for loans to loan portfolio categories and the allocations as a percentage of each loan category:

	September 30, 2026		June 30, 2026		September 30, 2025
	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category	Allowance Allocation	Allocation as a % of Loan Category
	($ in thousands)
Loan Category:
Commercial and industrial loans	$211,513	1.72%	$198,910	1.66%	$161,848	1.50%
Commercial real estate loans:
Commercial real estate	252,903	0.90	268,445	0.96	297,685	1.14
Construction	46,490	1.75	50,623	2.05	51,908	2.06
Total commercial real estate loans	299,393	0.98	319,068	1.05	349,593	1.22
Residential mortgage loans	47,376	0.78	48,905	0.82	51,094	0.88
Consumer loans:
Home equity	4,341	0.58	4,333	0.59	3,735	0.57
Auto and other consumer	18,177	0.54	19,384	0.56	18,730	0.55
Total consumer loans	22,518	0.55	23,717	0.57	22,465	0.56
Allowance for loan losses	580,800	1.09	590,600	1.13	585,000	1.19
Allowance for unfunded credit commitments	19,700		16,320		13,604
Total allowance for credit losses for loans	$600,500		$606,920		$598,604
Allowance for credit losses for loans as a % of total loans		1.13%		1.16%		1.21%
The allowance for credit losses for loans, comprised of our allowance for loan losses and unfunded credit commitments, as a percentage of total loans was 1.13 percent at September 30, 2026, 1.16 percent at June 30, 2026, and 1.21 percent at September 30, 2025. For the third quarter 2026, the provision for credit losses for loans totaled $30.7 million as compared to $29.2 million and $19.2 million for the second quarter 2026 and third quarter 2025, respectively. The third quarter 2026 provision was mainly impacted by increases in (i) the economic forecast component of our reserve, (ii) non-economic qualitative reserves and (iii) specific reserves associated with certain collateral dependent loans, partially offset by (iv) a decline in quantitative reserves largely within certain commercial real estate loan categories, including construction loans, at September 30, 2026.
Capital Adequacy
A significant measure of the strength of a financial institution is its shareholders’ equity. Shareholders' equity of $7.9 billion and $7.8 billion at September 30, 2026 and December 31, 2025, respectively, represented 11.7 percent and 12.2 percent of total assets at each respective period end.
During the nine months ended September 30, 2026, total shareholders’ equity increased by approximately $88.9 million primarily due to the following:
•net income of $541.1 million and
•a $19.8 million increase attributable to the effect of our stock incentive plan, partially offset by
•cash dividends declared on common and preferred stock totaling a combined $206.9 million,
•an other comprehensive loss of $157.8 million largely driven by unrealized losses on AFS debt securities, and
•repurchases of $107.3 million of common stock held in treasury stock.

Valley and the Bank are subject to the regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require Valley and the Bank to maintain minimum amounts and ratios of CET1, total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets, as defined in the regulations.
Valley and the Bank are required to maintain minimum ratios, including a 2.5 percent capital conservation buffer, of (i) CET1 to risk-weighted assets of 7.0 percent or greater, (ii) Tier 1 capital to risk-weighted assets of 8.5 percent or greater, and (iii) total capital to risk-weighted assets of 10.5 percent or greater, as well as a minimum leverage ratio of 4.0 percent for capital adequacy purposes. As of September 30, 2026 and December 31, 2025, Valley and Valley National Bank exceeded all capital adequacy requirements (see table below).
The following table presents Valley’s and Valley National Bank’s actual capital positions and ratios under Basel III risk-based capital guidelines at September 30, 2026 and December 31, 2025:

	Actual		Minimum Capital Requirements		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
As of September 30, 2026
Total Risk-based Capital
Valley	$7,437,553	13.70%	$5,699,711	10.50%	N/A	N/A
Valley National Bank	7,248,226	13.37	5,693,357	10.50	$5,422,245	10.00%
Common Equity Tier 1 Capital
Valley	5,813,119	10.71	3,799,808	7.00	N/A	N/A
Valley National Bank	6,687,562	12.33	3,795,571	7.00	3,524,459	6.50
Tier 1 Risk-based Capital
Valley	6,167,361	11.36	4,614,052	8.50	N/A	N/A
Valley National Bank	6,687,562	12.33	4,608,908	8.50	4,337,796	8.00
Tier 1 Leverage Capital
Valley	6,167,361	9.54	2,587,205	4.00	N/A	N/A
Valley National Bank	6,687,562	10.35	2,583,672	4.00	3,229,590	5.00
As of December 31, 2025
Total Risk-based Capital
Valley	$6,965,724	13.77%	$5,311,534	10.50%	N/A	N/A
Valley National Bank	6,841,494	13.54	5,306,493	10.50	$5,053,803	10.00%
Common Equity Tier 1 Capital
Valley	5,558,508	10.99	3,541,023	7.00	N/A	N/A
Valley National Bank	6,297,558	12.46	3,537,662	7.00	3,284,972	6.50
Tier 1 Risk-based Capital
Valley	5,912,750	11.69	4,299,813	8.50	N/A	N/A
Valley National Bank	6,297,558	12.46	4,295,733	8.50	4,043,042	8.00
Tier 1 Leverage Capital
Valley	5,912,750	9.63	2,455,946	4.00	N/A	N/A
Valley National Bank	6,297,558	10.27	2,453,670	4.00	3,067,088	5.00
Typically, our primary source of capital growth is through retention of earnings. Our rate of earnings retention is calculated by dividing undistributed earnings per common share by earnings (or net income available to common shareholders) per common share. Our retention ratio was 64.5 percent for the nine months ended September 30, 2026 as compared to 56.4 percent for the full year ended December 31, 2025.

Cash dividends declared amounted to $0.33 per common share for each of the nine months ended September 30, 2026 and 2025. The Board is committed to examining and weighing relevant facts and considerations, including its commitment to shareholder value, each time it makes a cash dividend decision. See Item 1A. Risk Factors of Valley's Annual Report for additional information regarding factors that could adversely affect our ability to declare future cash dividends.
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
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, and commodity prices. Valley’s market risk is composed primarily of interest rate risk. See page 75 for a discussion of interest rate risk.

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
(b) Changes in internal control over financial reporting. Valley’s CEO and CFO have also concluded that there have not been any changes in Valley’s internal control over financial reporting in the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, Valley’s internal control over financial reporting.
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
During the quarter, we did not sell any equity securities not registered under the Securities Act of 1933, as amended. Purchases of equity securities by the issuer and affiliated purchasers during the three months ended September 30, 2026 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (3)
July 1, 2026 to July 31, 2026	510,556	$14.38	500,000	23,000,000
August 1, 2026 to August 31, 2026	113,506	13.78	100,000	22,900,000
September 1, 2026 to September 30, 2026	1,908,928	13.73	1,900,000	21,000,000
Total	2,532,990	$13.86	2,500,000

(1)Includes repurchases of 32,990 shares made in connection with the vesting of employee restricted stock awards.
(2)Average price paid does not reflect the one percent excise tax charged on net stock repurchases.
(3)On February 24, 2026, Valley publicly announced a new stock repurchase program for up to 25 million shares of Valley common stock. The authorization to repurchase under the new repurchase program became effective on April 27, 2026 and will expire on April 27, 2028.

Item 5.	Other Information
a.None.
b.None.
c.During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

VALLEY NATIONAL BANCORP
(Registrant)

Date:	/s/ Ira Robbins
November 5, 2026	Ira Robbins
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	/s/ Travis Lan
November 5, 2026	Travis Lan
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)